Form 10-Q
period 2013-09-30
PTC THERAPEUTICS, INC.
filed 2013-11-14
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 13, 2013 there were 24,917,089 shares of Common Stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Balance sheets (unaudited)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,725,702	$24,044,819
Marketable securities	—	133,182,565
Prepaid expenses and other current assets	855,750	2,126,575
Grant and collaboration receivables, net	1,013,813	783,851
Total current assets	4,595,265	160,137,810
Fixed assets, net	8,280,037	6,942,956
Deposits and other assets	197,050	163,349
Total assets	$13,072,352	$167,244,115
Liabilities, convertible preferred stocks and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$7,023,971	$10,205,493
Current portion of long-term debt	4,444,171	84,234
Deferred revenue	16,690,747	3,631,430
Total current liabilities	28,158,889	13,921,157
Deferred revenue, less current portion	741,667	—
Long-term debt, less current portion	438,810	—
Other long-term liabilities	2,549,719	2,290,445
Total liabilities	31,889,085	16,211,602
Series One convertible preferred stock, designated 2,000,000 shares; issued and outstanding 1,483,337 shares at December 31, 2012	62,263,852	—
Series Two convertible preferred stock, designated 13,750,000 shares; issued and outstanding 10,701,405 shares at December 31, 2012	18,182,129	—
Series Three convertible preferred stock, designated 13,750,000 shares; issued and outstanding 2,853,517 shares at December 31, 2012	377,787	—

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value. Undesignated 5,000,000 shares; issued and outstanding 0 shares at September 30, 2013	—	—
Common stock, $0.001 par value. Authorized 17,000,000 shares; issued and outstanding 4,526 shares at December 31, 2012. Authorized 125,000,000 shares; issued and outstanding 23,803,282 shares at September 30, 2013	545	24,344
Additional paid-in capital	177,583,672	461,960,966
Accumulated other comprehensive loss	—	(40,467)
Accumulated deficit	(277,224,718)	(310,912,330)
Total stockholders’ (deficit) equity	(99,640,501)	151,032,513
Total liabilities, convertible preferred stocks and stockholders’ (deficit) equity	$13,072,352	$167,244,115

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenues:
Collaboration revenue	$6,042,746	$15,455,361	$22,860,543	$27,395,315
Grant revenue	1,152,330	834,212	4,445,430	2,890,134
Total revenues and non-cash cancellation revenue	7,195,076	16,289,573	27,305,973	30,285,449
Operating expenses:
Research and development	10,466,454	13,886,196	36,688,786	39,855,115
General and administrative	3,783,929	6,678,992	11,390,938	17,735,294
Total operating expenses	14,250,383	20,565,188	48,079,724	57,590,409
Loss from operations	(7,055,307)	(4,275,615)	(20,773,751)	(27,304,960)
Interest (expense) income, net	(247,325)	26,695	(1,007,586)	(6,249,534)
Loss on extinguishment of debt	—	(129,963)	—	(129,963)
Other income (expense), net	5,507	(37,616)	1,818,279	(3,155)
Net loss	(7,297,125)	(4,416,499)	(19,963,058)	(33,687,612)
Deemed dividend	—	—	—	(18,248,768)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	159,954,069	3,390,750
Less beneficial conversion charge	—	—	(377,787)	—
Net (loss) income attributable to common stockholders	$(7,297,125)	$(4,416,499)	$139,613,224	$(48,545,630)

Weighted-average shares outstanding:
Basic (in shares)	4,545	23,803,282	2,937	8,995,167
Weighted-average shares outstanding:
Diluted (in shares)	4,545	23,803,282	13,593	8,995,167
Net (loss) income per share applicable to common stockholders—basic (in dollars per share)	$(1,605.53)	$(0.19)	$182.41	$(5.40)
Net (loss) income per share applicable to common stockholders—diluted (in dollars per share)	$(1,605.53)	$(0.19)	$39.41	$(5.40)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of comprehensive loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net loss	$(7,297,125)	$(4,416,499)	$(19,963,058)	$(33,687,612)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(39,695)	—	(40,467)
Comprehensive loss	$(7,297,125)	$(4,456,194)	$(19,963,058)	$(33,728,079)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of cash flows (unaudited)

	Nine months ended September 30,
	2012	2013
Cash flows from operating activities
Net loss	$(19,963,058)	$(33,687,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,048,682	1,810,850
Change in valuation of warrant liability	(1,818,279)	3,158
Non-cash interest expense	204,422	6,048,580
Loss on extinguishment of debt	—	129,963
Share-based compensation expense	1,815,722	5,142,187
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,250,089	(1,287,875)
Grant and collaboration receivables	75,698	229,962
Deposits and other assets	24,399	33,699
Accounts payable and accrued expenses	(4,748,005)	3,181,522
Other long-term liabilities	(68,432)	(262,432)
Deferred revenue	(16,711,980)	(13,800,984)
Net cash used in operating activities	(36,890,742)	(32,458,982)
Cash flows from investing activities
Purchases of fixed assets	(183,511)	(473,769)
Purchases of marketable securities	—	(139,730,579)
Maturities of marketable securities	—	6,507,547
Net cash used in investing activities	(183,511)	(133,696,801)
Cash flows from financing activities
Payments on long-term debt	(6,240,116)	(4,960,151)
Net proceeds from sale of Series One convertible preferred stock	29,354,752	—
Net proceeds from sale of Series Four convertible preferred stock	—	60,785,363
Net proceeds from initial public offering	—	131,649,688
Net cash provided by financing activities	23,114,636	187,474,900
Net (decrease) increase in cash and cash equivalents	(13,959,617)	21,319,117
Cash and cash equivalents, beginning of period	28,431,410	2,725,702
Cash and cash equivalents, end of period	$14,471,793	$24,044,819
Supplemental disclosure of cash information
Cash paid for interest	$1,009,478	$365,589
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized loss on marketable securities	$—	$(40,467)
Change in carry value of preferred securities resulting from recapitalization	$159,576,282	$3,390,750

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to unaudited financial statements

September 30, 2013

1.             The Company

PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. The Company is a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small-molecule drugs that target post-transcriptional control processes.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed development of any drugs. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of September 30, 2013, the Company had an accumulated deficit of approximately $310.9 million. The Company has financed its operations to date primarily through the issuance and sale of its common stock in its initial public offering (see note 7 below), private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by the Company’s product candidates. The Company believes that its existing cash, cash equivalents, including the Company’s net proceeds from its initial public offering of common stock, and marketable securities provide for sufficient resources to fund its currently planned operations through the fourth quarter of 2015.

2.             Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in note 2 of the notes to the Company’s audited financial statements as of December 31, 2012 included in the final prospectus dated June 19, 2013 related to the Company’s initial public offering.

Basis of Presentation

The accompanying financial information as of September 30, 2013 and for the three and nine months ended September 30, 2012 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2012 and notes thereto included in the final prospectus related to the Company’s initial public offering.

In the opinion of management, the unaudited financial information as of September 30, 2013 and for three and nine months ended September 30, 2012 and 2013 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any other interim period or for any other future year.

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

Revenue recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

The Company’s revenue is generated primarily through collaborative research and development and licensing agreements and grants.

The terms of these agreements typically include payments to the Company of one or more of the following: nonrefundable, upfront license fees; milestone payments; research funding and royalties on future product sales. In addition, the Company generates service revenue through agreements that generally provide for fees for research and development services and may include additional payments upon achievement of specified events.

For existing collaborations entered into prior to the adoption in 2011 of the revised multiple element revenue recognition guidance described below, the Company recognized revenue consistent with the approach established at the inception of each arrangement. For these existing collaborations, where the Company has continuing involvement, the Company recorded nonrefundable, upfront fees as deferred revenue and recognizes revenue on a straight-line basis as collaboration revenue over the expected performance period.

For new collaborations or for material modifications made to existing collaborations, in 2011 and thereafter, the Company adopted the updated multiple element revenue recognition guidance. Under this guidance, all non-contingent arrangement consideration is allocated to the identified units of accounting based on their relative selling price at inception of the collaboration arrangement. The Company derives the selling price using a combination of internal subjective and available external objective information, such as comparable transactions. The Company recognizes revenue commensurate with delivery, such as in the case with delivery of a license, or ratably over the course of a service period, as appropriate, such as in the case of ongoing research and development activities.

The Company evaluates all contingent consideration earned, such as a milestone payment, using the criteria as provided by the Financial Accounting Standards Board (FASB) guidance on the milestone method of revenue recognition. At the inception of a collaboration arrangement, the Company evaluates if milestone payments are substantive. The criteria requires that (1) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from its activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

The Company recognizes royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting. The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.

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

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. For service type awards, share-based compensation expense is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award. For awards that vest or begin vesting upon achievement of a performance condition, the Company estimates the likelihood of satisfaction of the performance condition and recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model.

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

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013:

	December 31, 2012
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Warrant liability	$95,661	$—	$—	$95,661

	September 30, 2013
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$133,182,565	$—	$133,182,565	$—
Warrant liability	98,819	—	—	98,819

The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2013:

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$24,978,703	$20,527	$—	$24,999,230
U.S. corporate debt securities	108,244,329	19,642	(80,636)	108,183,335
	$133,223,032	$40,169	$(80,636)	$133,182,565

At September 30, 2013, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at September 30, 2013 mature as follows:

	September 30, 2013
	Less Than 12 Months	More Than 12 Months
Commercial paper	$24,999,230	$—
U.S. corporate debt securities	57,824,657	50,358,678
Total Marketable securities	$82,823,887	$50,358,678

There were no marketable securities as of December 31, 2012.

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended September 30, 2013:

Level 3 assets
Beginning balance as of December 31, 2012	$95,661
Warrants issued in connection with convertible promissory notes	6,000,000
Deemed dividend	18,248,768
Exercise of warrants issued in connection with convertible promissory notes	(24,248,765)
Change in fair value of warrant liability	3,155
Ending balance as of September 30, 2013	$98,819

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2012 include (i) volatility (87%), (ii) risk free interest rate (0.16%—1.18%), (iii) strike price ($16), (iv) fair value of preferred shares ($2.35), and (v) expected life (1—7 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2013 include (i) volatility (69-87%), (ii) risk free interest rate (0.02%—1.705%), (iii) strike price ($128), (iv) fair value of common shares ($21.46), and (v) expected life (.22—5.98 years). See Note 7 for a description of the warrants issued in connection with the convertible notes.

4.             Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items for the three months ended September 30, 2013:

	Unrealized Losses On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at June 30, 2013	$(772)	$(772)
Other comprehensive loss before reclassifications	(39,695)	(39,695)
Amounts reclassified from other comprehensive items	—	—
Other comprehensive loss	(39,695)	(39,695)
Balance at September 30, 2013	$(40,467)	$(40,467)

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items for the nine months ended September 30, 2013:

	Unrealized Losses On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at December 31, 2012	$—	$—
Other comprehensive loss before reclassifications	(40,467)	(40,467)
Amounts reclassified from other comprehensive items	—	—
Other comprehensive loss	(40,467)	(40,467)
Balance at September 30, 2013	$(40,467)	$(40,467)

5.             Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2012 and September 30, 2013 consist of the following:

	December 31, 2012	September 30, 2013
Employee compensation, benefits, and related accruals	$3,096,475	$3,659,084
Consulting and contracted research	2,515,678	3,556,350
Professional fees	559,228	1,532,458
Accounts payable	621,591	1,017,122
Other	230,999	440,479
	$7,023,971	$10,205,493

6.             Debt

In July 2013, the Company paid in full the outstanding principal and interest of $2.6 million due under promissory notes issued in connection with a $25 million secured debt facility with a syndicate of two lenders. The notes were secured by substantially all of the Company’s assets except for intellectual property and carried a fixed interest rate of 13.65%. As a result of this transaction, the Company recorded a loss on extinguishment of debt of $0.1 million on the Company’s statement of operations for the three months ended September 30, 2013,  The loss on extinguishment of debt primarily represented the write off of related deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable.

7.             Capital structure

2013 Recapitalization

During January and February of 2013, the Company entered into a “bridge” financing arrangement with certain existing investors providing for the issuance by the Company of an aggregate of $6 million of convertible promissory notes and warrants to purchase 2,527,675 shares of Series One convertible preferred stock (Series One) and Series Two convertible preferred stock (Series Two). The warrants have a per share exercise price of $0.01, and as such, they are referred to as “penny warrants”. This bridge financing was closed in anticipation of the March 2013 Series Four financing event, which the Company refers to as the “2013 recapitalization”.

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

On March 7, 2013, the Company closed a private placement of a new series of convertible preferred stock that resulted in the 2013 recapitalization. In this private placement, the Company issued and sold an aggregate of 4,497,035 shares of its Series Four senior preferred stock (Series Four) for an aggregate purchase price of approximately $54 million. Including the $6 million raised with the bridge financing, total gross proceeds raised during the quarter ended March 31, 2013 was approximately $60 million. In addition, the Company issued an aggregate of 502,919 shares of Series Four upon the share settlement of the convertible promissory notes described above that were issued in January and February 2013.

In connection with this private placement, the Company effected a one-for-120 reverse stock split of its common stock and an exchange of outstanding shares of Series One, Series Two and Series Three convertible preferred stock (Series Three) into an aggregate of 6,700,487 shares of a new series of Series Five junior preferred stock (Series Five). In addition, the Company issued an aggregate of 2,527,675 shares of Series One and Series Two upon the exercise of the warrants issued in connection with the bridge loan that were immediately exchanged for 2,095,515 shares of Series Five during the 2013 recapitalization.

The Company accounted for the 2013 recapitalization as an extinguishment of its Series One, Series Two and Series Three convertible preferred stock and recorded the Series Five shares at their fair value as of the recapitalization date. In accordance with authoritative accounting guidance, the Company recorded a gain attributable to the common stockholders on the extinguishment of the Series One, Series Two and Series Three. The gain of approximately $3.4 million represents the excess of the Series One, Series Two and Series Three over the fair value of the shares Series Five issued in connection with the recapitalization.

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

Initial Public Offering

In June 2013, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 9,627,800 shares of common stock under the registration statement at a public offering price of $15.00 per share, including 1,255,800 shares pursuant to the exercise by the underwriters of an over-allotment option. The Company received net proceeds from the initial public offering of approximately $131.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

The following is a summary of the Company’s outstanding warrants as of December 31, 2012:

	Warrant shares	Exercise price	Expiration
Series Two	24,712	$16.00	2014
Series Two	50,000	$16.00	2017
Series Two	56,250	$16.00	2019 and 2020
Common stock	645	$2,520	2013 and 2014

In connection with the 2013 recapitalization, all of the Series Two outstanding warrants became warrants to purchase Series Five.  In connection with the Company’s initial public offering all of the Series Five outstanding warrants became warrants to purchase common stock.

The following is a summary of the Company’s outstanding warrants as of September 30, 2013:

	Warrant shares	Exercise price	Expiration
Common stock	3,088	$128.00	2014
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	645	$2,520	2013 and 2014

8.             Net income (loss) per share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

The Series One, Series Two and Series Three outstanding during 2012 (subsequent to the recapitalization) participated in the earnings of the Company through dividend rights.  Accordingly, the Company measured earnings per share based upon the two-class method prior to the Company’s initial public offering in June 2013.

The following tables set forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Three months ended September 30,
	2012		2013
Numerator
Net loss attributable to common stockholders	$(7,297,125)		$(4,416,499)
Denominator
Denominator for basic net loss per share	4,545		23,803,282
Net loss per share:
Basic and diluted	$(1,605.53	)*	$(0.19	)*

*              In the three months ended September 30, 2012 and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

	Nine months ended September 30,
	2012	2013
Numerator
Net loss	$(19,963,058)	$(33,687,612)
Deemed dividend	—	(18,248,768)
Gain on exchange of convertible preferred stock in connection with recapitalization	159,954,069	3,390,750
Less beneficial conversion charge	(377,787)	—
Less net income attributable to participating securities	(139,077,495)	—
Net income (loss) attributable to common stockholders	$535,729	$(48,545,630)
Denominator
Denominator for basic net income (loss) per share	2,937	8,995,167
Effect of dilutive securities
Series Three convertible preferred stock	10,656	—
Denominator for diluted net income (loss) per share	13,593	8,995,167
Net income (loss) per share:
Basic	$182.41	$(5.40	)*
Diluted	$39.41	$(5.40	)*

*              In the nine months ended September 30, 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2012	2013

Stock Options	44,218	1,987,860
Unvested restricted stock	—	1,113,807
Total	44,218	3,101,667

9.             Stock option plan

On March 5, 2013, the Company’s Board of Directors approved the 2013 Stock Incentive Plan, which provides for the granting of stock option awards, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards in the aggregate of 739,937 shares of common stock. On March 5, 2013, the Board approved a grant of 735,324 shares of restricted stock and 4,613 stock options. There are no additional shares available for issuance under this plan.

In May 2013, the Company’s Board of Directors and stockholders increased by 2,500,000 the number of shares authorized under the 2009 Stock Incentive Plan, which provides for the granting of stock option awards, restricted stock awards, and other stock-based and cash-based awards.

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors.

A summary of stock option activity is as follows:

	Number of options	Exercise price	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
					(in thousands)
Outstanding at December 31, 2012	42,394	$218.40-$1,149.60	$469.48
Granted	2,007,713	$10.59-$10.85	$10.85
Exercised	—	—	—
Forfeited	(62,247)	$10.85—$1,149.60	$17.10
Outstanding at September 30, 2013	1,987,860	$10.59—$1,149.60	$20.44	9.51 years	$20,652
Exercisable at September 30, 2013	61,834	$10.59—$1,149.60	$290.39	6.06 years	$265

The fair value of grants made in the period ended September 30, 2013 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2013
Risk-free interest rate	0.85%-1.69%
Expected volatility	87%-88%
Expected term	5.00 to 6.00 years
Expected dividend yield	0.0%

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2013 was $7.86 per share.

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

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2013	—	—
Granted	1,131,524	$10.68
Vested	—	$—
Forfeited	(17,717)	$10.63
Unvested at September 30, 2013	1,113,807	$10.68

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Research and development	$193,199	$676,499	$653,462	$1,377,640
General and administrative	327,201	1,963,197	1,162,260	3,764,547
Total	$520,400	$2,639,696	$1,815,722	$5,142,187

As of December 31, 2012 and September 30, 2013, there was approximately $2.2 million and $21.0 million, respectively of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1998, 2009 and 2013 Plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.28 years.

10.          Collaboration Revenue

On August 8, 2013, the Company announced the selection of a development candidate in its spinal muscular atrophy collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (Roche) and the Spinal Muscular Atrophy Foundation. The achievement of this milestone triggered a $10.0 million payment to the Company from Roche.  The Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied and recorded it as collaboration revenue for the three months ended September 30, 2013.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small-molecule drugs that target post-transcriptional control processes. Our lead product candidate is ataluren for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. In addition to ataluren, we have a pipeline of product candidates that are in preclinical development. Our preclinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including rare disorders, oncology and infectious diseases.

We have initiated a Phase 3 clinical trial of ataluren for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD. We dosed the first patient in this trial in April 2013. In October 2012, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for conditional approval of ataluren for the treatment of nmDMD. We plan to complete our confirmatory Phase 3 clinical trial of ataluren for the treatment of nmDMD before applying for marketing approval from the U.S. Food and Drug Administration, or FDA. Based on our estimates regarding patient enrollment, we expect to complete this trial and have initial, top-line data available in mid-2015. We are also planning a Phase 3 clinical trial of ataluren for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We expect to dose the first patient in this trial in the first half of 2014, subject to the conclusion of our ongoing discussions with regulatory authorities regarding our proposed trial design. Our goal in these continuing discussions is to achieve consensus between the EMA and the FDA that a single placebo controlled Phase 3 clinical trial can serve as the basis for full approval of ataluren to treat nmCF in both the European Union and the United States. In addition, we plan to continue pursuing early access programs for ataluren for nmDMD patients in selected territories that support reimbursement for such programs.

In March 2013, the EMA informed us of major objections that would preclude a recommendation for conditional approval of ataluren for the treatment of nmDMD unless adequately addressed.  Recently, as part of the ongoing regulatory review process, the EMA reiterated major objections to conditional approval.  However, the EMA also recently notified us that it intends to convene a scientific advisory group meeting as part of the regulatory review process of our MAA for conditional approval of ataluren for the treatment of nmDMD.  The scientific advisory group meeting may shift the expected timing of a final opinion regarding conditional approval of ataluren for the treatment of nmDMD into the first quarter of 2014.  There remains a substantial risk that the EMA will not grant this conditional approval.

To date, we have financed our operations primarily through the issuance and sale of our common stock in our initial public offering, private placements of our preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. As of September 30, 2013, we had an accumulated deficit of $310.9 million. We had a net loss of $33.7 million for the nine months ended September 30, 2013.  In June 2013, we closed the initial public offering of our common stock, pursuant to which we issued and sold an aggregate of 9,627,800 shares of common stock at a public offering price of $15.00 per share, including 1,255,800 shares pursuant to the exercise by the underwriters of an over-allotment option.  We received net proceeds from the initial public offering of approximately $131.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We have ongoing collaborations with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, for our spinal muscular atrophy program and early stage discovery arrangements with other institutions. In addition, in 2008, we entered into a collaboration with Genzyme Corporation for the development and commercialization of ataluren, which agreement was restructured in 2011 and terminated in 2012.

Roche and the SMA Foundation.  In November 2011, we entered into a license and collaboration agreement with Roche and the SMA Foundation pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our spinal muscular atrophy sponsored research program with the SMA Foundation, as described below, and to research, develop and commercialize other small molecule compounds with potential for therapeutic use in patients with spinal muscular atrophy. Pursuant to the license and collaboration agreement, Roche paid us an upfront nonrefundable payment of $30.0 million.

On August 8, 2013 we announced the selection of a development candidate in our spinal muscular atrophy collaboration with Roche and the SMA Foundation. The achievement of this milestone triggered a $10.0 million payment to us from Roche.  We recognized this amount as collaboration revenue for the three months ended September 30, 2013.

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

•                      employee-related expenses, which include salaries and benefits, including share-based compensation, for the personnel involved in our drug discovery and development activities; and

•                      facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

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

The following table provides research and development expense for our most advanced principal product development programs.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
	(in thousands)
Ataluren	$5,421	$7,300	$16,967	$22,070
Antibacterial	1,173	1,522	3,739	4,212
BMI1	962	194	4,080	1,012
Spinal muscular atrophy	664	737	2,435	2,084
Other research and preclinical	2,246	4,133	9,468	10,477
Total research and development	$10,466	$13,886	$36,689	$39,855

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

A change in the outcome of any of these variables with respect to the development of ataluren or any other product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the EMA or FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of ataluren or any other product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and administrative expense

General and administrative expenses consist primarily of salaries and other related costs for personnel, including share-based compensation expenses, in our executive, legal, business development, finance, accounting, information technology and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense; advertising and promotional expenses; costs associated with industry and trade shows; and professional fees for legal services, including patent-related expenses, and accounting services.

We expect that general and administrative expenses will increase in 2013 and in future periods as a result of increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates, among other factors.

Interest expense, net

Interest income (expense), net consists of interest expense related to our secured debt facility and interest income earned on investments.  In July 2013, we paid in full the outstanding principal and interest related to our secured debt facility.

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

For new collaborations or for material modifications made to existing collaborations, in 2011, we adopted the updated multiple element revenue recognition guidance. Under this guidance, all non-contingent arrangement consideration is allocated to the identified units of accounting based on their relative selling price at inception of the collaboration arrangement. We derive the selling price using a combination of internal subjective and available external objective information, such as comparable transactions. We recognize revenue commensurate with delivery, such as in the case with delivery of a license, or ratably over the course of a service period, as appropriate, such as in the case of ongoing research and development activities.

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

•                      fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•                      professional service fees.

Share-based compensation

We expect to grant additional stock options that will result in additional share-based compensation expense. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. For service type awards, share-based compensation expense is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award. For awards that vest or begin vesting upon achievement of a performance condition, we estimate the likelihood of satisfaction of the performance condition and recognize compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model.

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

The fair value of grants made in the nine months ended September 30, 2012 and 2013 was contemporaneously estimated on the date of grant using the following assumptions:

	Nine months ended September 30,
	2012	2013
Risk-free interest rate	1.135%	0.85%-1.69%
Expected volatility	87%	87-88%
Expected term	6.00-6.25 years	5.00-6.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value per share was $160.65 for options granted during the nine months ended September 30, 2012 and $7.86 for options granted during the nine months ended September 30, 2013.

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

We recognized share-based compensation expense of approximately $1.8 million for the nine months ended September 30, 2012 and $5.1 million for the nine months ended September 30, 2013.

We had total unrecognized compensation cost related to unvested share-based compensation arrangements of $2.2 million as of December 31, 2012 and $21.0 million as of September 30, 2013. We expect to recognize this cost as share-based compensation expense over the weighted average remaining service period of approximately 2.28 years.

Results of operations

Three months ended September 30, 2012 compared to three months ended September 30, 2013

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2012 and 2013.

	Three months ended September 30,
(in thousands)	2012	2013	Change 2013 vs. 2012
Revenues	$7,195	$16,290	$9,095
Research and development expense	10,466	13,886	3,420
General and administrative expense	3,784	6,679	2,895
Interest income (expense), net	(247)	27	274
Loss on extinguishment of debt	—	(130)	(130)

Revenues.  Revenues were $16.3 million for the three months ended September 30, 2013, an increase of $9.1 million, or 126%, from $7.2 million for the three months ended September 30, 2012. Collaboration revenue was $15.5 million for the three months ended September 30, 2013, an increase of $9.4 million, or 156%, from collaboration revenues of $6.0 million for the three months ended September 30, 2012. The increase was due to the achievement of a $10.0 million milestone related to our collaboration agreement with Roche.  Grant revenue was $0.8 million for the three months ended September 30, 2013, a decrease of $0.4 million from grant revenue of $1.2 million for the three months ended September 30, 2012.

Research and development expense.  Research and development expense was $13.9 million for the three months ended September 30, 2013, an increase of $3.4 million, or 33%, from $10.5 million for the three months ended September 30, 2012. The increase resulted primarily from an increase in clinical trial related costs of $2.3 million related to the initiation of the Phase 3 clinical trial of ataluren for the treatment of nmDMD and an increase in share-based compensation of approximately $0.5 million.

General and administrative expense.  General and administrative expense was $6.7 million for the three months ended September 30, 2013, an increase of $2.9 million, or 77%, from $3.8 million for the three months ended September 30, 2012. The increase resulted primarily from increased share-based compensation expense of approximately $1.6 million and increases in public company related expenses and pre-commercial activities.

Interest income (expense), net.  Net interest income was $0.03 million for the three months ended September 30, 2013.  The increase from net interest expense of $0.2 million for the three months ended September 30, 2012 was due to interest income related to investments offset by lower interest expense resulted from the payoff of debt in July 2013.

Loss on extinguishment of debt.  In July 2013, we paid in full the outstanding principal and interest of $2.6 million due under promissory notes issued in connection with a $25 million secured debt facility with a syndicate of two lenders. In connection with the repayment, we incurred a loss on extinguishment of debt of $0.1 million, primarily related to the write off of deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable. The notes were secured by substantially all our assets except for intellectual property and carried a fixed interest rate of 13.65%.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2013

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2012 and 2013

	Nine months ended September 30,
(in thousands)	2012	2013	Change 2013 vs. 2012
Revenues	$27,306	$30,285	$2,979
Research and development expense	36,689	39,855	3,166
General and administrative expense	11,391	17,735	6,344
Interest income (expense), net	(1,008)	(6,250)	(5,242)
Loss on extinguishment of debt	—	(130)	(130)
Other income (expense), net	1,818	(3)	(1,821)

Revenues.  Revenues were $30.3 million for the nine months ended September 30, 2013, an increase of $3.0 million, or 11%, from $27.3 million for the nine months ended September 30, 2012. Collaboration revenue was $27.4 million for the nine months ended September 30, 2013, an increase of $4.5 million, or 20%, from collaboration revenues of $22.9 million for the nine months ended September 30, 2012. The increase resulted primarily from the achievement of a $10.0 million milestone related to the Roche agreement in July 2013, partially offset by a decrease in the recognition of the deferred revenue balance related to the value of the remaining performance obligations under our restructured agreement with Genzyme in 2012. Grant revenue was $2.9 million for the nine months ended September 30, 2013, a decrease of $1.5 million, or 34%, from grant revenue of $4.4 million for the nine months ended September 30, 2012.

Research and development expense.  Research and development expense was $39.9 million for the nine months ended September 30, 2013, an increase of $3.2 million, or 9%, from $36.7 million for the nine months ended September 30, 2012. The increase resulted from increased clinical trial costs of $4.5 million related to the initiation of the Phase 3 clinical trial of ataluren for the treatment of nmDMD and an increase in share-based compensation of $0.7 million partially offset by a decrease in personnel costs of $2.5 million as a result of a reduction in force that we implemented in the second quarter of 2012.

General and administrative expense.  General and administrative expense was $17.7 million for the nine months ended September 30, 2013, an increase $6.3 million or 56% from $11.4 million for the nine months ended September 30, 2012. The increase resulted primarily from an increase in share-based compensation of $2.6 million and pre-commercial activities and increases in public company related expenses and pre-commercial activities.

Interest (income)expense, net.  Net interest expense was $6.3 million for the nine months ended September 30, 2013, an increase of $5.2 million from $1.0 million for the nine months ended September 30, 2012. The increase was due to interest related to the debt discount associated with the convertible debt that we issued in 2013 partially offset by interest income related to investments.

Loss on extinguishment of debt.  In July 2013, we paid in full the outstanding principal and interest of $2.6 million due under promissory notes issued related to a $25 million secured debt facility with a syndicate of two lenders. In connection with the repayment, we incurred a loss on extinguishment of debt of $0.1 million, primarily related to the write off of deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable. The notes were secured by substantially all our assets except for intellectual property and carried a fixed interest rate of 13.65%.

Other income (expense) net.  Other income (expense), net was $(0.003) million for the nine months ended September 30, 2013, a decrease of $1.8 million from $1.8 million for the nine months ended September 30, 2012.  The decrease was due to the change in fair value related to our warrant liability.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. To date, we have not generated any product sale revenues. We have financed our operations primarily through the issuance and sale of our common stock in our initial public offering, private placements of our preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.  In June 2013, we closed the initial public offering of our common stock, pursuant to which we issued and sold an aggregate of 9,627,800 shares of common stock at a public offering price of $15.00 per share, including 1,255,800 shares pursuant to the exercise by the underwriters of an over-allotment option. We received net proceeds from the initial public offering of approximately $131.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

As of September 30, 2013, we had cash, cash equivalents and marketable securities of $157.2 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine months ended September 30,
(in thousands)	2012	2013
Cash provided by (used in):
Operating activities	$(36,891)	$(32,459)
Investing activities	(184)	(133,697)
Financing activities	23,115	187,475

Net cash used in operating activities was $36.9 million for the nine months ended September 30, 2012 and $32.5 million for the nine months ended September 30, 2013. The change in net cash used in operating activities primarily related to supporting clinical development, pre-commercial activities and public company readiness.

Net cash used in investing activities was $0.2 million for nine months ended September 30, 2012 and $133.7 million for the nine months ended September 30, 2013. Cash used in investing activities was related to purchases of property and equipment for the nine months ended September 30, 2012.  Cash used in investing activities was related to purchases of investments for the nine months ended September 30, 2013.

Net cash provided by financing activities was $23.1 million for nine months ended September 30, 2012. Net cash provided by financing activities in 2012 was attributable to $29.4 million in proceeds from the sale of Series One preferred stock, offset by $6.2 million payments on debt obligations. Net cash provided by financing activities was $187.5 million for the nine months ended September 30, 2013. Net cash provided by financing activities in 2013 was primarily attributable to the $60.8 million in net proceeds that we received from the sale of Series Four preferred stock and $131.6 million in net proceeds received from the initial public offering. Partially offsetting these proceeds were payments on debt obligations of $5.0 million in 2013.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the fourth quarter of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not receive conditional approval to market ataluren for nmDMD or nmCF in the European Union prior to completing a confirmatory Phase 3 clinical trial for the applicable indication and, as a result, that we do not incur significant related commercialization expenses prior to such time. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2013.

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obligations(1)	$84	$84	$—	$—	$—
Operating and equipment lease obligations(2)	4,786	913	2,546	1,327	—
Total fixed contractual obligations	$4,870	$997	$2,546	$1,327	$—

(1)           In July 2013, we paid in full the outstanding principal and interest of $2.6 million due under promissory notes issued in connection with a $25 million secured debt facility with a syndicate of two lenders. The notes were secured by substantially all our assets except for intellectual property and carried a fixed interest rate of 13.65%.

(2)           We lease office space under a noncancelable operating lease with a term that extends through February 2019. We also lease certain office equipment under operating leases.

The preceding table excludes contingent contractual payments that we may become obligated to make. Under various agreements, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products, including the following agreements with The Wellcome Trust Limited, or Wellcome Trust, and the SMA Foundation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. As of September 30, 2013, we had an accumulated deficit of $310.9 million. To date, we have financed our operations primarily through the issuance and sale of our common stock in our initial public offering, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.  In June 2013, we closed the initial public offering of our common stock, pursuant to which we issued and sold an aggregate of 9,627,800 shares of common stock at a public offering price of $15.00 per share, including 1,255,800 shares pursuant to the exercise by the underwriters of an over-allotment option. We received net proceeds from the initial public offering of approximately $131.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.  We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment in our comapny.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the fourth quarter of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not receive conditional approval to market ataluren for nmDMD or nmCF in the European Union prior to completing a confirmatory Phase 3 clinical trial for the applicable indication and, as a result, that we do not incur significant related commercialization expenses prior to such time. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings; debt financings; collaborations; strategic alliances; grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates; and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates; or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated our ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In connection with seeking marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

If we are required to conduct additional clinical trials or other testing of ataluren or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

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

•                  the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or

•                  our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product candidates, and so may harm our business and results of operations.

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

In March 2013, the EMA provided an initial response to our MAA submission for conditional approval of ataluren for the treatment of nmDMD. In this response, referred to as the day 120 list of questions, the EMA informed us of major objections that would preclude a recommendation for marketing authorization unless adequately addressed. These major objections relate to, among other things, the EMA’s views regarding insufficient evidence of efficacy based on our single Phase 2b clinical trial, resulting in a negative risk-benefit balance for purposes of conditional approval, uncertainties about the effective dose and questions about whether our confirmatory Phase 3 clinical trial for this indication could be continued if the EMA grants conditional approval. In recent regulatory interactions, the EMA reiterated major objections to conditional approval of ataluren for the treatment of nmDMD. In May 2012, in connection with our preparation to apply for conditional approval of ataluren for the treatment of nmDMD, the EMA also informed us in scientific advice that although ataluren falls within the scope of the regulation for conditional approval for this indication, it appeared unlikely that a positive risk-benefit ratio for ataluren can be concluded primarily based on the results of our completed Phase 2b clinical trial.

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

It is possible that the EMA or the FDA may not consider the results of our confirmatory Phase 3 clinical trials of ataluren for nmDMD or nmCF, once completed and even if successful, to be sufficient for approval of ataluren for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing approval of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors or are not adequately supported by other trial endpoints. In addition, although we have had discussions with the FDA regarding our proposed confirmatory Phase 3 clinical trial of ataluren for the treatment of nmCF, the FDA may not consider our proposed trial design acceptable. This could cause us to conduct more than one confirmatory clinical trial or could delay or prevent our ability to receive marketing approval for this indication.

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

Prior to our conducting the Phase 2b clinical trial of ataluren for nmDMD, there was no established precedent for an appropriate trial design to evaluate the efficacy of ataluren for nmDMD, and little clinical experience in the methodologies used to analyze the resulting data. Although we believe that we now understand the issues of concern with the pre-specified statistical analyses of our Phase 2b clinical trial results, and that we have designed our confirmatory Phase 3 clinical trial of ataluren for nmDMD in an appropriate fashion, we may nonetheless experience similar or other unknown complications with our confirmatory Phase 3 clinical trial because of the limited clinical experience in this indication. As a result, we may not achieve the pre-specified endpoint with statistical significance in our confirmatory Phase 3 clinical trial, which would make approval of ataluren for this indication unlikely. Among other endpoints in our confirmatory Phase 3 clinical trial of ataluren for nmDMD, the trial protocol includes two secondary endpoints that have not been used previously as outcome measures in published therapeutic clinical trials of DMD. These endpoints, in particular, may produce results that are unpredictable or inconsistent with other trial results.

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

The regulations and practices that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

•                  increased insurance costs, or an ability to maintain appropriate insurance coverage;

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

For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of ataluren for the treatment of nmDMD and our clinical trial site relating to our pending MAA for conditional approval of ataluren for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings relate to waivers we granted to admit patients to our Phase 2b clinical trial of ataluren for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of ataluren for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to obtain EMA approval of ataluren for the treatment of nmDMD.

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

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, for our spinal muscular atrophy program. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs;  are directed at indications for which a potential collaborator has a particular expertise; or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborator(s) for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and abilities to successfully perform the functions assigned to them in these arrangements. In particular, the successful development of a product candidate from our spinal muscular atrophy program will initially depend on the success of our collaborations with the SMA Foundation and Roche, including  whether Roche pursues clinical development of any compounds identified under the collaborations.

Collaborations involving our product candidates, including our collaborations with the SMA Foundation and Roche, pose the following risks to us:

•                  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•                  collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders sole source of gain for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2013, we had outstanding 24,917,089 shares of common stock, including the shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 15,283,947 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, after this offering, holders of an aggregate of 14,183,589 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on a Form S-8 registration statement all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We received aggregate net proceeds from the offering of approximately $131.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

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

PTC THERAPEUTICS, INC.

Date: November 14, 2013	By:	/s/ Shane Kovacs
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet at December 31, 2012 and September 30, 2013 (unaudited), (ii) Statements of Operations for the three month period ended September 30, 2012 and 2013 and the nine month period ended September 30, 2012 and 2013, (iii) Statements of Cash Flows for the nine month period ended September 30, 2012 and 2013, and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.