Form 10-Q
period 2014-03-31
PTC THERAPEUTICS, INC.
filed 2014-05-06
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2014 there were 30,074,453 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

In this this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “PTC”, “PTC Therapeutics”, “we”, “us”, “our” and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiary. The trademarks, trade names and service marks appearing in this this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Balance sheets (unaudited)

In thousands (except per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$115,855	$15,414
Marketable securities	130,730	127,053
Prepaid expenses and other current assets	1,957	1,599
Grant and collaboration receivables, net	838	958
Total current assets	249,380	145,024
Fixed assets, net	6,328	6,730
Deposits and other assets	132	149
Total assets	$255,840	$151,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,735	$12,207
Current portion of long-term debt	12	49
Deferred revenue	492	878
Total current liabilities	9,239	13,134
Other long-term liabilities	2,259	2,227
Total liabilities	11,498	15,361

Stockholders’ equity:
Preferred stock, $0.001 par value. Undesignated 5,000,000 shares; issued and outstanding 0 shares at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 29,325,997 shares at March 31, 2014. Authorized 125,000,000 shares; issued and outstanding 23,803,282 shares at December 31, 2013	30	24
Additional paid-in capital	587,128	465,246
Accumulated other comprehensive loss	80	70
Accumulated deficit	(342,896)	(328,798)
Total stockholders’ equity	244,342	136,542
Total liabilities and stockholders’ equity	$255,840	$151,903

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of operations (unaudited)

In thousands (except per share data)

	Three Months Ended March 31,
	2014	2013

Revenues:
Collaboration revenue	$9,147	$6,072
Grant revenue	70	1,070
Total revenues	9,217	7,142
Operating expenses:
Research and development	15,889	11,257
General and administrative	7,540	4,461
Total operating expenses	23,429	15,718
Loss from operations	(14,212)	(8,576)
Interest income (expense), net	171	(6,162)
Other (expense) income, net	(57)	54
Net loss	(14,098)	(14,684)
Deemed dividend	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391
Net loss attributable to common stockholders	$(14,098)	$(29,542)

Weighted-average shares outstanding:
Basic and diluted (in shares)	24,492,487	4,526
Net loss per share applicable to common stockholders—basic and diluted (in dollars per share)	$(0.58)	$(6,527.30)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of comprehensive loss (unaudited)

In thousands

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,098)	$(14,684)
Other comprehensive loss:
Unrealized gain on marketable securities	10	—
Comprehensive loss	$(14,088)	$(14,684)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of cash flows (unaudited)

In thousands

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(14,098)	$(14,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	588	625
Change in valuation of warrant liability	55	(54)
Non-cash interest expense	—	6,023
Amortization of premiums on investments	414	—
Share-based compensation expense	3,705	621
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(358)	(25)
Grant and collaboration receivables	120	68
Deposits and other assets	17	39
Accounts payable and accrued expenses	(3,472)	4,446
Other long-term liabilities	(23)	1
Deferred revenue	(386)	(4,907)
Net cash used in operating activities	(13,438)	(7,847)
Cash flows from investing activities
Purchases of fixed assets	(186)	(21)
Purchases of marketable securities	(25,354)	—
Maturities of marketable securities	21,273	—
Net cash used in investing activities	(4,267)	(21)
Cash flows from financing activities
Payments on long-term debt	(37)	(1,069)
Net proceeds from sale of Series Four convertible preferred stock	—	56,458
Net proceeds from secondary offering	118,183	—
Net cash provided by financing activities	118,146	55,389
Net increase in cash and cash equivalents	100,441	47,521
Cash and cash equivalents, beginning of period	15,414	2,726
Cash and cash equivalents, end of period	$115,855	$50,247
Supplemental disclosure of cash information
Cash paid for interest	$1	$162
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain on marketable securities	$10	$—
Change in carry value of preferred securities resulting from recapitalization	$—	$3,391

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to unaudited financial statements

March 31, 2014

In thousands (except per share data unless otherwise noted)

1.             The Company

PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. The Company is a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small-molecule drugs that target post-transcriptional control processes.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed development of any drugs. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of March 31, 2014, the Company had an accumulated deficit of approximately $342.9 million. The Company has financed its operations to date primarily through a public offering in February 2014, its initial public offering in June 2013 (see note 6 below), private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities provide for sufficient resources to fund its currently planned operations through 2016.

2.             Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in note 2 of the notes to the Company’s audited financial statements as of December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2014 (2013 Form 10-K). There have been no changes to our accounting policies during the quarter.

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2013 and notes thereto included in the 2013 Form 10-K.

In the opinion of management, the unaudited financial information as of March 31, 2014 and for three months ended March 31, 2014 and 2013 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any other interim period or for any other future year.

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

3.             Fair value of financial instruments and marketable securities

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$130,730	$—	$130,730	$—
Warrant liability	113	—	—	113

	December 31, 2013
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$127,053	$—	$127,053	$—
Warrant Liability	58	—	—	58

The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$3,998	$2	$—	$4,000
U.S. corporate debt securities	126,651	115	(36)	126,730
	$130,649	$117	$(36)	$130,730

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$14,993	$5	$—	$14,998
U.S. corporate debt securities	111,989	97	(31)	112,055
	$126,982	$102	$(31)	$127,053

At March 31, 2014 and December 31, 2013, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at March 31, 2014 and December 31, 2013 mature as follows:

	March 31, 2014
	Less Than 12 Months	More Than 12 Months
Commercial paper	$4,000	$—
U.S. corporate debt securities	74,509	52,221
Total Marketable securities	$78,509	$52,221

	December 31, 2013
	Less Than 12 Months	More Than 12 Months
Commercial paper	$14,998	$—
U.S. corporate debt securities	54,159	57,896
Total Marketable securities	$69,157	$57,896

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended March 31, 2014:

Level 3 assets
Beginning balance as of December 31, 2013	$58
Change in fair value of warrant liability	55
Ending balance as of March 31, 2014	$113

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2014 include (i) volatility (58-90%), (ii) risk free interest rate (0.03%—1.73%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($26.14), and (v) expected life (0.06—5.48 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2013 include (i) volatility (61-89%), (ii) risk free interest rate (0.07%—2.10%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($16.97), and (v) expected life (0.30—5.70 years). See Note 6 for a description of the warrants issued in connection with the convertible notes.

4.             Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items for the three months ended March 31, 2014:

	Unrealized Gains On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at December 31, 2013	$70	$70
Other comprehensive income before reclassifications	10	10
Amounts reclassified from other comprehensive items	—	—
Other comprehensive income	10	10
Balance at March 31, 2014	$80	$80

5.             Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Employee compensation, benefits, and related accruals	$2,145	$5,103
Consulting and contracted research	3,516	4,006
Professional fees	1,960	1,294
Accounts payable	387	1,124
Other	727	680
	$8,735	$12,207

6.             Capital structure

2013 Recapitalization

During January and February of 2013, the Company entered into a “bridge” financing arrangement with certain existing investors providing for the issuance by the Company of an aggregate of $6 million of convertible promissory notes and warrants to purchase 2,527,675 shares of Series One convertible preferred stock (Series One) and Series Two convertible preferred stock (Series Two). The warrants had a per share exercise price of $0.01, and as such, they are referred to as “penny warrants”. This bridge financing was closed in anticipation of the March 2013 Series Four financing event, which the Company refers to as the “2013 recapitalization”.

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

Follow-On Offering

In February 2014, the Company closed a follow-on public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 5,163,265 shares of common stock under the registration statement at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. The Company received net proceeds from the initial public offering of approximately $118.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Warrants

All of the Company’s outstanding warrants were classified as liabilities as of March 31, 2014 and December 31, 2013 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of March 31, 2014 and December 31, 2013:

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

7.                                      Net loss per share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

The following tables set forth the computation of basic and diluted net loss per share for common stockholders:

	Three months ended March 31,
	2014	2013
Numerator
Net loss	$(14,098)	$(14,684)
Deemed dividend	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391
Net loss attributable to common stockholders	$(14,098)	$(29,542)
Denominator
Denominator for basic and diluted net loss per share	24,492,487	4,526
Net loss per share:
Basic and diluted	$(0.58)*	$(6,527.30)*

*                                         In the three months ended March 31, 2014 and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2014	2013
Stock Options	3,133,830	46,642
Unvested restricted stock	748,456	735,324
Total	3,882,286	781,966

8.                                      Stock award plan

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

A summary of stock option activity is as follows:

	Number of options	Exercise price		Weighted- average exercise price		Weighted- average remaining contractual term	Aggregate intrinsic value
							(in thousands)
Outstanding at December 31, 2013	2,095,592		$10.59—1,149.60		$20.24
Granted	1,121,196		$26.07—33.97		$27.95
Exercised	—	$		$
Forfeited	(82,964)		$10.85—490.80		$11.43
Outstanding at March 31, 2014	3,133,824		$10.59—1,149.60		$23.23	9.33 years	$29,217
Vested or expected to vest at March 31, 2014	2,880,322				$21.67	9.37 years	$27,210
Exercisable at March 31, 2014	183,214				$107.87	7.95 years	$2,224

The fair value of grants made in the period ended March 31, 2014 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended March 31, 2014
Risk-free interest rate	0.11%—1.91%
Expected volatility	89%—90%
Expected term	5.50—6.25 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three month period ended March 31, 2014 was $20.88 per share.

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

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2014	1,110,226	$10.68
Granted	—
Vested	(359,450)	$10.59
Forfeited	(2,320)	$10.59
Unvested at March 31, 2014	748,456	$10.73

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended March 31,
	2014	2013

Research and development	$1,944	$257
General and administrative	1,761	364
Total	$3,705	$621

As of March 31, 2014 there was approximately $40.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1998, 2009 and 2013 Plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.88 years.

9.                                      Collaboration Revenue

On January 22, 2014, the Company announced the initiation of a Phase 1 clinical program in its spinal muscular atrophy collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (Roche) and the Spinal Muscular Atrophy Foundation which triggered a $7.5 million milestone payment from Roche. The Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the three months ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2014. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small molecule drugs that target post-transcriptional control processes. Our lead candidate is ataluren for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. In collaboration with Roche and the SMA Foundation, our spinal muscular atrophy program recently entered the clinic.  Additionally, we have a pipeline of product candidates that are in preclinical development focused on new treatments for multiple therapeutic areas, including neuromuscular disease, oncology and infectious diseases.

We have initiated a confirmatory Phase 3 clinical trial of ataluren for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD. We refer to this trial as the Ataluren Confirmatory Trial in DMD, or ACT DMD. We dosed the first patient in this trial in April 2013. In October 2012, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for conditional approval of ataluren for the treatment of nmDMD. In January 2014, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion recommending the refusal of the granting of the conditional marketing authorization for ataluren for the treatment of nmDMD. We have requested a re-examination of the CHMP opinion and currently expect a final outcome in the second quarter of 2014. We plan to complete our confirmatory Phase 3 ACT DMD clinical trial before applying for marketing approval from the U.S. Food and Drug Administration, or FDA. We are also planning a Phase 3 clinical trial of ataluren for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We plan to begin dosing patients in this trial in the first half of 2014. In addition, we are pursuing early access programs for ataluren for nmDMD patients in selected territories that support reimbursement for such programs. We also plan to pursue additional indications for ataluren beyond nmDMD and nmCF and expect to initiate a proof-of-concept study for a third indication in 2014.

To date, we have financed our operations primarily through our public offering in February 2014, our initial public offering in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. As of March 31, 2014, we had an accumulated deficit of $342.9 million. We had a net loss of $14.1 million for the three months ended March 31, 2014 and a net loss of $14.7 million for the three months ended March 31, 2013.

We anticipate that our expenses will increase substantially in connection with initiating and continuing confirmatory Phase 3 clinical trials for ataluren for the treatment of nmDMD and nmCF, commencing early access programs for ataluren for nmDMD patients in selected territories and seeking marketing approval for ataluren for these indications in the European Union and the United States. If we obtain marketing approval of ataluren for either nmDMD or nmCF, we also expect to incur significant sales, marketing, distribution and manufacturing expenses, as well as ongoing research and development expenses for our other product candidates. The timing of commercialization expenses for ataluren depends in part on whether we receive conditional approval for ataluren for either or both of nmDMD and nmCF. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve and sustain profitability, and we may never do so.

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

The following table provides research and development expense for our most advanced principal product development programs.

	Three months ended March 31,
	2014	2013
	(in thousands)
Ataluren	$9,392	$6,439
Antibacterial	2,054	1,223
BMI1	644	930
Spinal muscular atrophy	666	674
Other research and preclinical	3,133	1,991
Total research and development	$15,889	$11,257

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

We expect that general and administrative expenses will increase in future periods as a result of increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates, among other factors.

Interest income (expense), net

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that the following accounting policies are the most critical to understanding and evaluating our financial condition and results of operations.

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

The fair value of grants made in the three months ended March 31, 2014 and 2013 was contemporaneously estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	0.11%—1.91%	0.85%
Expected volatility	89%—90%	88%
Expected term	5.50—6.25 years	5.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value per share was $20.88 for options granted during the three months ended March 31, 2014 and $7.22 for options granted during the three months ended March 31, 2013.

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

We recognized share-based compensation expense of approximately $3.7 million for the three months ended March 31, 2014 and $0.6 million for the three months ended March 31, 2013.

We had total unrecognized compensation cost related to unvested share-based compensation arrangements of $40.1 million as of March 31, 2014 and $8.2 million as of March 31, 2013. We expect to recognize this cost as share-based compensation expense over the weighted average remaining service period of approximately 2.88 years.

Results of operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014	2013	Change 2014 vs. 2013
Revenues	$9,217	$7,142	$2,075
Research and development expense	15,889	11,257	4,632
General and administrative expense	7,540	4,461	3,079
Interest income (expense), net	171	(6,162)	6,333

Revenues.  Revenues were $9.2 million for the three months ended March 31, 2014, an increase of $2.1 million, or 29%, from $7.1 million for the three months ended March 31, 2013. Collaboration revenue was $9.1 million for the three months ended March 31, 2014, an increase of $3.1 million, or 51%, from collaboration revenues of $6.0 million for the three months ended March 31, 2013. The increase was due to recognition of a $7.5 million milestone in our spinal muscular atrophy collaboration with Roche which was partially offset by a decrease in the recognition of non-cash deferred revenue compared to the same period in 2013.  Grant revenue was $0.1 million for the three months ended March 31, 2014, a decrease of $1.0 million from grant revenue of $1.1 million for the three months ended March 31, 2013.

Research and development expense.  Research and development expense was $15.9 million for the three months ended March 31, 2014, an increase of $4.6 million, or 41%, from $11.3 million for the three months ended March 31, 2013. The increase resulted primarily from an increase in clinical trial related expenses and an increase in non-cash share based compensation of approximately $1.7 million.

General and administrative expense.  General and administrative expense was $7.5 million for the three months ended March 31, 2014, an increase of $3.1 million, or 69%, from $4.5 million for the three months ended March 31, 2013. The increase resulted primarily from increased non-cash share based compensation expense of approximately $1.3 million and increased costs related to pre-commercial activities and public company costs.

Interest income (expense), net.  Net interest income was $0.2 million for the three months ended March 31, 2014.  The increase from interest expense of $6.2 million for the three months ended March 31, 2013 was due to non-cash interest related to the debt discount associated with the convertible debt issued in 2013.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. To date, we have not generated any product sale revenues. We have financed our operations primarily through the issuance and sale of our common stock in our public offering in February 2014, our initial public offering in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.  In February 2014, we closed a public offering of 5,163,265 shares of common stock at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. We received net proceeds from the public offering of approximately $118.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

As of March 31, 2014, we had cash, cash equivalents and marketable securities of $246.6 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three months ended March 31,
(in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(13,438)	$(7,847)
Investing activities	(4,267)	(21)
Financing activities	118,146	55,389

Net cash used in operating activities was $13.4 million for the three months ended March 31, 2014 and $7.8 million for the three months ended March 31, 2013. The change in net cash used in operating activities primarily related to supporting clinical development and pre-commercial activities.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2014 and $0.02 million for the three months ended March 31, 2013. Cash used in investing activities was related to net purchases of investments for the three months ended March 31, 2014. Cash used in investing activities primarily related to purchases of property and equipment for the three months ended March 31, 2013.

Net cash provided by financing activities was $118.1 million for the three months ended March 31, 2014. Net cash provided by financing activities in 2014 was primarily attributable to approximately $118.2 million in net proceeds from the public offering in February 2014. Net cash provided by financing activities was $55.4 million for the three months ended March 31, 2013. Net cash provided by financing activities in 2013 was primarily attributable to the $56.5 million in net proceeds that we received from the sale of Series Four preferred stock. Partially offsetting these proceeds were payments on debt obligations of $1.1 million in 2013.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not receive conditional approval to market ataluren for nmDMD or nmCF in the European Union prior to completing a confirmatory Phase 3 clinical trial for the applicable indication and, as a result, that we do not incur significant related commercialization expenses prior to such time. Our future capital requirements will depend on many factors, including:

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

Contractual obligations

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2014.

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obligations	$12	$12	$—	$—	$—
Operating and equipment lease obligations(1)	4,314	866	2,556	892	—
Total fixed contractual obligations	$4,326	$878	$2,556	$892	$—

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term  “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. As of March 31, 2014, we had an accumulated deficit of $342.9 million. To date, we have financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.

We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that our expenses will increase substantially in connection with initiating and completing confirmatory Phase 3 clinical trials for our lead product candidate, ataluren, for the treatment of patients with Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, and patients with cystic fibrosis caused by nonsense mutations, or nmCF, commencing early access programs for ataluren for nmDMD patients in selected territories and seeking marketing approval for ataluren for these indications in the European Union and the United States. In October 2012, we submitted a marketing authorization application, or MAA, to the

European Medicines Agency, or EMA, for conditional approval of ataluren for the treatment of nmDMD. In January 2014, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion recommending the refusal of the granting of the conditional marketing authorization for ataluren for the treatment of nmDMD. We have requested a re-examination of the CHMP opinion and currently expect a final outcome in the second quarter of 2014. EMA conditional approval would permit us to market ataluren in the European Union for treatment of the applicable indication prior to completion of the confirmatory Phase 3 clinical trial for that indication. If we obtain marketing approval of ataluren for either nmDMD or nmCF, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. The timing of commercialization expenses for ataluren depends in part on whether we receive conditional approval for ataluren for either or both of nmDMD and nmCF.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering and our public offering of common stock that we completed in February 2014, and marketable securities, as well as research funding that we expect to receive under our collaborations will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not receive conditional approval to market ataluren for nmDMD or nmCF in the European Union prior to completing a confirmatory Phase 3 clinical trial for the applicable indication and, as a result, that we do not incur significant related commercialization expenses prior to such time. Our future capital requirements will depend on many factors, including:

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

If our request for re-examination of the negative opinion on our MAA for the grant of conditional approval of ataluren for the treatment of nmDMD is not successful in changing the negative opinion, our potential commercialization of this product candidate and receipt of related revenues will be delayed.

On January 24, 2014, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion on our MAA for conditional approval of ataluren for nmDMD. We have requested a re-examination of the opinion, including the submission of a document explaining the basis for our request for re-examination. The CHMP has 60 calendar days to consider the request for re-examination. If the re-examination does not successfully change the negative opinion, we will be required to submit a new MAA at a later date and our potential commercialization of this product candidate and the receipt of related revenues will be delayed.

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

It is possible that the EMA or the FDA may not consider the results of our confirmatory Phase 3 clinical trials of ataluren for nmDMD or nmCF, once completed and even if successful, to be sufficient for approval of ataluren for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing approval of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors or are not adequately supported by other trial endpoints. In addition, although we have had discussions with the FDA regarding our proposed confirmatory Phase 3 clinical trial of ataluren for the treatment of nmCF, the FDA may not consider our proposed trial design acceptable. For example, in 2012, the FDA indicated that in its view the data from our completed Phase 3 clinical trial and other data from our development program in cystic fibrosis do not by themselves support an NDA submission and, consequently, the FDA informed us that additional clinical data would be required to establish the evidence necessary to support eventual filing of an NDA for the use of ataluren to treat nmCF. We had additional interactions with the FDA in 2013 regarding the clinical development design which would have the potential to support an NDA, but we did not achieve a consensus between the EMA and FDA views. While we have incorporated feedback from the FDA into our proposed trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV1, CF pulmonary exacerbations and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. We plan to make FEV1 the primary endpoint with CF pulmonary exacerbations and body mass index key secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and FDA’s earlier recommendation. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results. Based on these interactions, we nonetheless intend to proceed with our Phase 3 trial of ataluren in nmCF in the first half of 2014 consistent with feedback from the EMA on our trial design. If the FDA does not consider our proposed trial designs acceptable, we may need to conduct more than one confirmatory clinical trial and our ability to receive marketing approval for this indication could be delayed or prevented.

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

We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 clinical trials of ataluren, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. For example, both nmDMD and nmCF are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

In the European Union, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as ataluren, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for ataluren for these indications, both in the European Union and in the United States, may be important to the product candidate’s success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as ataluren before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity for ataluren for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 51.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of March 31, 2014, we have used approximately $3.2 million of the net offering proceeds primarily to fund the clinical development of ataluren for the treatment of nmDMD and nmCF, to seek marketing approval in the European Union and the United States for ataluren for these indications, for pre-approval commercial efforts for ataluren, to fund research and development of ataluren for additional indications and for our earlier stage programs, and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours (other than payment in the ordinary course of business of salaries and/or director fees) or to any of their associates or to any person owning 10 percent or more of our common stock or to any affiliates of ours.

Item 6. Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: May 6, 2014	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Inducement Stock Option Award - Nonstatutory Stock Option Agreement dated February 27, 2014 between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-194323), of the Registrant)

10.2	Employment Agreement between the Registrant and Robert J. Spiegel
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet at December 31, 2013 and March 31, 2014 (unaudited), (ii) Statements of Operations for the three month period ended March 31, 2013 and 2014 and the three month period ended March 31, 2013 and 2014, (iii) Statements of Cash Flows for the three month period ended March 31, 2013 and 2014, and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.