Form 10-Q
period 2014-06-30
PTC THERAPEUTICS, INC.
filed 2014-08-07
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014 there were 30,069,897 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing and conduct of our clinical trials of Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy, cystic fibrosis and mucopolysaccharidosis type I, or MPS I, caused by nonsense mutations, as well as our trials in spinal muscular atrophy and BMI1, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•                  our plans to pursue development of Translarna for additional indications other than Duchenne muscular dystrophy, cystic fibrosis and MPS I, caused by nonsense mutations;

•                  our ability to advance our earlier stage programs, including our antibacterial program;

•                  our plans to pursue research and development of other product candidates;

•                  the potential advantages of Translarna;

•                  the rate and degree of market acceptance and clinical utility of Translarna;

•                  our ability to maintain the conditional marketing authorization of Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in the European Economic Area;

•                  the timing of and our ability to obtain additional marketing approvals of Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

•                  our estimates regarding the potential market opportunity for Translarna, including the size of eligible patient populations and our ability to identify such patients;

•                  our ability to expand the approved product label of Translarna for the treatment of nmDMD;

•                  our ability to commercialize Translarna in general, and specifically as a treatment for nmDMD, including our ability to successfully negotiate favorable pricing and reimbursement processes in the countries in which we may obtain regulatory approval;

•                  the timing and scope of our commercial infrastructure expansion, including the growth of our international presence in Europe and in other territories;

•                  the potential receipt of revenues from future sales of our product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD;

•                  our sales, marketing and distribution capabilities and strategy;

•                  our ability to establish and maintain arrangements for the manufacture of Translarna and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

•                  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;

•                  our intellectual property position;

•                  the impact of government laws and regulations;

•                  our competitive position; and

•                  our expectations with respect to the development and regulatory status of our program directed against spinal muscular atrophy in collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from achievement of milestones in that program.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “PTC”, “PTC Therapeutics”, “we”, “us”, “our” and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiaries. The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

PTC Therapeutics, Inc.

Balance sheets (unaudited)

In thousands (except per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$21,172	$15,414
Marketable securities	205,687	127,053
Prepaid expenses and other current assets	2,597	1,599
Grant and collaboration receivables, net	858	958
Total current assets	230,314	145,024
Fixed assets, net	6,417	6,730
Deposits and other assets	827	149
Total assets	$237,558	$151,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,341	$12,207
Current portion of long-term debt	—	49
Deferred revenue	242	878
Total current liabilities	11,583	13,134
Other long-term liabilities	2,219	2,227
Total liabilities	13,802	15,361

Stockholders’ equity:
Preferred stock, $0.001 par value. Undesignated 5,000,000 shares; issued and outstanding 0 shares at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 29,340,577 shares at June 30, 2014. Authorized 125,000,000 shares; issued and outstanding 23,803,282 shares at December 31, 2013	30	24
Additional paid-in capital	591,636	465,246
Accumulated other comprehensive income	90	70
Accumulated deficit	(368,000)	(328,798)
Total stockholders’ equity	223,756	136,542
Total liabilities and stockholders’ equity	$237,558	$151,903

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of operations (unaudited)

In thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Collaboration revenue	$1,418	$5,868	$10,565	$11,940
Grant revenue	259	986	329	2,056

Total revenues	1,677	6,854	10,894	13,996
Operating expenses:
Research and development	18,313	14,712	34,202	25,969
General and administrative	8,733	6,595	16,273	11,056

Total operating expenses	27,046	21,307	50,475	37,025
Loss from operations	(25,369)	(14,453)	(39,581)	(23,029)
Interest income (expense), net	248	(114)	419	(6,276)
Other income (expense), net	17	(19)	(40)	34
Net loss	(25,104)	(14,586)	(39,202)	(29,271)
Deemed dividend	—	—	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	—	3,391
Net loss attributable to common stockholders	$(25,104)	$(14,586)	$(39,202)	$(44,129)

Weighted-average shares outstanding:
Basic and diluted (in shares)	29,332,227	2,648,832	27,976,847	1,326,679
Net loss per share applicable to common stockholders—basic and diluted (in dollars per share)	$(0.86)	$(5.51)	$(1.40)	$(33.26)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of comprehensive loss (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(25,104)	$(14,586)	$(39,202)	$(29,271)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	10	(1)	20	(1)
Comprehensive loss	$(25,094)	$(14,587)	$(39,182)	$(29,272)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of cash flows (unaudited)

In thousands

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(39,202)	$(29,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,150	1,222
Change in valuation of warrant liability	38	(34)
Non-cash interest expense	—	6,044
Amortization of premiums on investments	910	—
Share-based compensation expense	7,983	2,502
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(998)	(760)
Grant and collaboration receivables	100	143
Deposits and other assets	(678)	41
Accounts payable and accrued expenses	(866)	3,035
Other long-term liabilities	(46)	3
Deferred revenue	(636)	(10,207)
Net cash used in operating activities	(32,245)	(27,282)
Cash flows from investing activities
Purchases of fixed assets	(837)	(96)
Purchases of marketable securities	(132,603)	(11,604)
Maturities of marketable securities	53,079	20
Net cash used in investing activities	(80,361)	(11,680)
Cash flows from financing activities
Payments on long-term debt	(49)	(2,174)
Net proceeds from sale of Series Four convertible preferred stock	—	60,785
Proceeds from exercise of options	30	—
Net proceeds from public offerings	118,383	131,720
Net cash provided by financing activities	118,364	190,331
Net increase in cash and cash equivalents	5,758	151,369
Cash and cash equivalents, beginning of period	15,414	2,726
Cash and cash equivalents, end of period	$21,172	$154,095
Supplemental disclosure of cash information
Cash paid for interest	$1	$282
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities	$20	$(1)
Change in carry value of preferred securities resulting from recapitalization	$—	$3,391
IPO closing costs included in accounts payable and accrued expenses	$—	$1,730

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to unaudited financial statements

June 30, 2014

In thousands (except per share data unless otherwise noted)

1.                                      The Company

PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. During the second quarter of 2014, a wholly-owned subsidiary was established in Bermuda to hold certain intellectual property rights of the Company.  In addition wholly-owned subsidiaries in Ireland and in Denmark were established during the second and third quarter of 2014, respectively. PTC is a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small molecule drugs that target post-transcriptional control processes. The Company’s internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases. PTC has developed proprietary technologies that PTC applies in our drug discovery activities and in collaborations with leading biopharmaceutical companies.

The Company’s lead candidate is ataluren, an investigational new drug in the US, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. The brand name of ataluren is Translarna™. On August 4, 2014, the Company was notified that the European Commission, or EC, granted conditional marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. The conditional marketing authorization is subject to an annual review by the EMA and the Company will seek to renew the approval on an annual basis until its obligations have been fulfilled and the approval is converted from a conditional approval into a full approval.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of June 30, 2014, the Company had an accumulated deficit of approximately $368.0 million. The Company has financed its operations to date primarily through a public offering of common stock in February 2014, its initial public offering of common stock in June 2013 (see note 6 below), private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

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

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2013 and notes thereto included in the 2013 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any other interim period or for any other future year.

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

Recently issued accounting standard

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$205,687	$—	$205,687	$—
Warrant liability	96	—	—	96

	December 31, 2013
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$127,053	$—	$127,053	$—
Warrant Liability	58	—	—	58

The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$166,564	$185	$(77)	$166,672
Government obligations	39,033	5	(23)	39,015
	$205,597	$190	$(100)	$205,687

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$14,993	$5	$—	$14,998
Corporate debt securities	111,989	97	(31)	112,055
	$126,982	$102	$(31)	$127,053

At June 30, 2014 and December 31, 2013, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at June 30, 2014 and December 31, 2013 mature as follows:

	June 30, 2014
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$71,387	$95,285
Government obligations	—	39,015
Total Marketable securities	$71,387	$134,300

	December 31, 2013
	Less Than 12 Months	More Than 12 Months
Commercial paper	$14,998	$—
Corporate debt securities	54,159	57,896
Total Marketable securities	$69,157	$57,896

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended June 30, 2014:

Level 3 assets
Beginning balance as of December 31, 2013	$58
Change in fair value of warrant liability	38
Ending balance as of June 30, 2014	$96

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2014 include (i) volatility (81%—83%), (ii) risk free interest rate (0.88%—1.62%), (iii) strike price ($128.00), (iv) fair value of common stock ($26.14), and (v) expected life

(2.96—5.23 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2013 include (i) volatility (61-89%), (ii) risk free interest rate (0.07%—2.10%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($16.97), and (v) expected life (0.30—5.70 years). See Note 6 for a description of the warrants issued in connection with the convertible notes.

4.                                      Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following table summarizes other comprehensive income and the changes in accumulated other comprehensive items for the three months ended June 30, 2014:

	Unrealized Gains On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at March 31, 2014	$80	$80
Other comprehensive income before reclassifications	10	10
Amounts reclassified from other comprehensive items	—	—
Other comprehensive income	10	10
Balance at June 30, 2014	$90	$90

The following table summarizes other comprehensive income and the changes in accumulated other comprehensive items for the six months ended June 30, 2014:

	Unrealized Gains On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at December 31, 2013	$70	$70
Other comprehensive income before reclassifications	20	20
Amounts reclassified from other comprehensive items	—	—
Other comprehensive income	20	20
Balance at June 30, 2014	$90	$90

5.                                      Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Employee compensation, benefits, and related accruals	$4,149	$5,103
Consulting and contracted research	3,851	4,006
Professional fees	1,814	1,294
Accounts payable	613	1,124
Other	914	680
	$11,341	$12,207

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

Follow-On Offering

In February 2014, the Company closed a follow-on public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 5,163,265 shares of common stock under the registration statement at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. The Company received net proceeds from the follow-on public offering of approximately $118.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Warrants

All of the Company’s outstanding warrants were classified as liabilities as of June 30, 2014 and December 31, 2013 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of June 30, 2014:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020

The following is a summary of the Company’s outstanding warrants as of December 31, 2013:

	Warrant shares	Exercise price	Expiration
Common stock	1,428	$128.00	2014
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	452	$2,520.00	2014

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

The following tables set forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Three months ended June 30,
	2014		2013
Numerator
Net loss attributable to common stockholders	$(25,104)		$(14,586)
Denominator
Denominator for basic and diluted net loss per share	29,332,227		2,648,832
Net loss per share:
Basic and diluted	$(0.86	)*	$(5.51	)*

*                                         In the three months ended June 30, 2014 and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

	Six months ended June 30,
	2014	2013
Numerator
Net loss	$(39,202)	$(29,271)
Deemed dividend	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391
Net loss attributable to common stockholders	$(39,202)	$(44,129)
Denominator
Denominator for basic and diluted net loss per share	27,976,847	1,326,679
Net loss per share:
Basic and diluted	$(1.40)*	$(33.26)*

*                                         In the six months ended June 30, 2014 and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2014	2013

Stock Options	3,182,963	2,048,737
Unvested restricted stock	729,320	1,128,672
Total	3,912,283	3,177,409

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

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2013	2,095,592	$20.24
Granted	1,174,946	$27.78
Exercised	(2,750)	$10.85
Forfeited	(84,825)	$11.61
Outstanding at June 30, 2014	3,182,963	$23.26	9.09 years	$29,263
Vested or Expected to vest at June 30, 2014	2,956,469	$21.69	9.14 years	$27,526
Exercisable at June 30, 2014	629,159	$39.44	8.53 years	$9,018

From January 1, 2014 through June 30, 2014, the Company issued a total of 1,174,946 stock options to various employees.  Of those, 183,750 were inducement grants for non-statutory stock options. The awards were made pursuant to the NASDAQ inducement grant exception as a component of our new hires’ employment compensation.

The fair value of grants made in the period ended June 30, 2014 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2014
Risk-free interest rate	0.11%—2.03%
Expected volatility	89%—91%
Expected term	5.5 years—6.25 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2014 was $20.75 per share.

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

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2014	1,110,226	$10.68
Granted	—
Vested	(371,280)	$10.60
Forfeited	(9,626)	$10.66
Unvested at June 30, 2014	729,320	$10.72

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$2,209	$1,107	$4,153	$1,364
General and administrative	2,069	774	3,830	1,138
Total	$4,278	$1,881	$7,983	$2,502

As of June 30, 2014 there was approximately $36.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1998, 2009 and 2013 Plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.67 years.

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

10.                               Subsequent Events

On August 4, 2014, the Company was notified that the European Commission, or EC, granted conditional marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. The conditional marketing authorization is subject to an annual review by the EMA and the Company will seek to renew the approval on an annual basis until its obligations have been fulfilled and the approval is converted from a conditional approval into a full approval.

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

Overview and Corporate Update

We are a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small molecule drugs that target post-transcriptional control processes. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases. We have developed proprietary technologies that we apply in our drug discovery activities and in collaborations with leading biopharmaceutical companies.

Our lead candidate is ataluren, an investigational new drug in the US, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. The brand name of ataluren is Translarna™.

Translarna™ for nmDMD

On August 4, 2014, we were notified that the European Commission, or EC, granted conditional marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. Our conditional marketing authorization is subject to an annual review by the European Medicines Agency, or EMA, and we will seek to renew the approval on an annual basis until our obligations have been fulfilled and the approval is converted from a conditional approval into a full approval.

We have begun our commercialization efforts and plan to launch Translarna in selected countries beginning in the first half of 2015, subject to completion of each country’s market access process and timeline. Our strategy is to initially focus our commercial efforts in those countries in Europe which we believe represent a significant portion of the commercial opportunity. We are currently working on country-specific market access submissions for these target countries, which we expect to begin submitting during the fourth quarter of 2014. The market access process timeline varies from country to country and can take over eighteen months in certain circumstances. We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists. We ultimately intend to market Translarna in all markets in the EEA where market access is possible.

In parallel, we have begun to pursue reimbursed expanded access programs for Translarna for nmDMD patients in selected territories, which we refer to as our EAP program. Our EAP program is intended to make Translarna available to patients before commercial product becomes available in those countries in accordance with local regulations. Funded named patient programs for Translarna, which form part of our EAP program, have already been authorized in Turkey and Spain. On July 9, 2014, the French National Agency for Medicines and Health Products Safety, or ANSM, granted a Temporary Authorization for Use, or ATU cohort. Under a named patient program a physician on behalf of the specific, or “named”, patient requests access to Translarna, whereas, the ATU cohort allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. We recently initiated the supply of Translarna for the first patients authorized under our EAP program.

In addition, we expect to seek regulatory approval for Translarna in those territories outside of Europe that will reference the European conditional marketing authorization as the basis for a local market authorization process. This will include specific countries where we have elected to market Translarna through a third-party distributor/marketing partner.

We have initiated a confirmatory Phase 3 clinical trial of Translarna for the treatment of nmDMD. We refer to this trial as the Ataluren Confirmatory Trial in DMD, or ACT DMD. We dosed the first patient in this trial in April 2013. Based on our current estimates regarding patient enrollment, we expect to complete enrollment for this trial in the near term and have initial, top-line data available in the second half of 2015. As part of the conditional marketing authorization granted by the European Commission, we are required to complete ACT DMD and submit additional efficacy and safety data from the trial. We are engaging in further dialogue with the U.S. Food and Drug Administration, or FDA, to discuss potential pathways to accelerate bringing Translarna to US patients. We estimate that a nonsense mutation is the cause of Duchenne muscular dystrophy in approximately 13% of patients, or approximately 2,000 patients in the United States and 2,500 patients in the European Union. We estimate that approximately 40% of nmDMD patients are ambulatory and at least five years old. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect.

Translarna™ for nmCF

At the end of the second quarter of 2014, we initiated our global confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We refer to this trial as the Ataluren Confirmatory Trial in Cystic Fibrosis, or ACT CF. ACT CF is an international, randomized, double-blind, placebo-controlled, study of Translarna in patients six years of age or older with nmCF not receiving chronic inhaled aminoglycosides. Based on our estimates regarding patient enrollment, we expect to complete enrollment for this trial in the second half of 2015 and have initial, top-line data available approximately one year later.

Translarna™ for nmMPS I and other Indications

We also plan to pursue additional indications for Translarna beyond nmDMD and nmCF and our goal is to initiate a Phase 2 proof-of-concept study in the fourth quarter of 2014 in mucopolysaccharidosis type I,or MPS I, an inherited genetic disorder caused by a deficiency in an essential enzyme that is responsible for the breakdown of by-products of chemical reactions in the body’s cells. Globally, MPS I occurs in about 1 in every 100,000 births. It is estimated that 60% to 80% of patients have their disease as a result of a nonsense mutation, which we refer to as nmMPS I. There is no cure for MPS I and enzyme replacement therapies do not sufficiently address the central nervous system, skeletal or cardiac symptoms associated with the disorder. Prognosis of patients with MPS I is poor and there is an urgent need for the development of new treatments targeting the underlying cause of MPS I.

Spinal Muscular Atrophy

We continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. In January 2014, a Phase 1a single ascending dose, placebo-controlled clinical trial in healthy volunteers was initiated.  The primary objectives of this trial were to explore safety and pharmacokinetics of the drug candidate, RG7800.  This trial has now completed and a multiple dose clinical trial in SMA patients is currently in preparation. Preliminary findings in the Phase 1a study indicate that RG7800 was well-tolerated at all dose levels studied.  There were no deaths, serious adverse events (SAEs) or withdrawals due to adverse events (AEs) and no dose-related trends were identified.  Additionally, RG7800 had a dose-dependent effect on SMN2 splicing, as shown by a change in the ratio of full-length SMN2 mRNA to SMN2 mRNA without exon 7 (SMND7), which may be interpreted as proof of mechanism in terms of the expected pharmacodynamic effect.

BMI1

IND-enabling preclinical studies are ongoing for our development candidate, PTC596, for the treatment of chemotherapy resistant cancers through the targeting of cancer stem cells. We plan to initiate a Phase 1 study in PTC596 for the treatment of drug-resistant tumors. PTC596 is a first-in-class, oral, potent and selective inhibitor of BMI1 protein expression. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers including glioblastoma. Reducing levels of BMI1 therefore represents a promising new therapeutic strategy to treat drug-resistant cancers.

Other

We are also pursuing additional programs to expand our pipeline that are currently either at the preclinical development or discovery stage.  These are focused on new treatments for multiple therapeutic areas, including neuromuscular disease, oncology and infectious diseases. In particular, we expect to declare a development candidate in our antibacterial program later this year. This program is based on a novel chemical scaffold and has the potential to address the significant need for new treatment options to combat drug resistant gonorrhea.

Funding

To date, we have financed our operations primarily through our public offering of common stock in February 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. As of June 30, 2014, we had an accumulated deficit of $368.0 million. We had a net loss of $39.2 million for the six months ended June 30, 2014 and a net loss of $29.3 million for the six months ended June 30, 2013.

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we seek to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates. In addition, we may seek marketing approval for Translarna for other indications or in other territories, which would significantly impact the timing and extent of our commercialization expenses.

Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts. We will need to generate significant revenues to achieve and sustain profitability, and we may never do so.

Financial operations overview

Revenues

To date, we have not generated product sale revenues. We have begun our commercialization efforts for Translarna for nmDMD and we plan to launch in selected countries during the first half of 2015, subject to completion of each country’s market access process and timeline. Our revenues to date have consisted of collaborative agreements revenues and grant revenues.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF, commence our Phase 2 proof-of-concept study in nmMPS I, continue our research activities in our preclinical programs and initiate clinical development of other product candidates. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Translarna	$12,384	$10,435	$22,448	$16,790
Antibacterial	1,770	1,488	3,824	2,692
BMI1	462	1,948	1,105	1,877
Spinal muscular atrophy	812	783	1,477	1,353
Other research and preclinical	2,885	58	5,348	3,257
Total research and development	$18,313	$14,712	$34,202	$25,969

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

A change in the outcome of any of these variables with respect to the development of Translarna or any other product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the EMA or FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of Translarna or any other product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that general and administrative expenses will increase in 2014 and future periods as a result of the expansion of our commercial infrastructure as we seek to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses.

Interest income, net

Interest income, net consists of interest realted to our secured debt facility and interest income earned on investments.In July 2013, we paid in full the outstanding principal and interest related to our secured debt facility.

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

To date our revenue has been generated primarily through collaborative research and development and licensing agreements and grants.

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

The fair value of grants made in the six months ended June 30, 2014 and 2013 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30,
	2014	2013
Risk-free interest rate	0.11%—2.03%	0.85%-1.69%
Expected volatility	89%—91%	87-88%
Expected term	5.50—6.25 years	5.00—6.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2014 was $20.75 per share.

We use the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. The expected volatility of share options was estimated based on a historical volatility analysis of peers that were similar to us with respect to industry, stage of life cycle, size, and financial leverage. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

We recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$2,209	$1,107	$4,153	$1,364
General and administrative	2,069	774	3,830	1,138
Total	$4,278	$1,881	$7,983	$2,502

As of June 30, 2014 there was approximately $36.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1998, 2009, 2013 Plans and inducement grants made pursuant to the NASDAQ inducement grant exception as a component of our new hires’ employment compensation. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.67 years.

Results of operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2014 and 2013.

	Three months ended June 30,
(in thousands)	2014	2013	Change 2014 vs. 2013
Revenues	$1,677	$6,854	$(5,177)
Research and development expense	18,313	14,712	3,601
General and administrative expense	8,733	6,595	2,138
Interest income (expense), net	248	(114)	362

Revenues.  Revenues were $1.7 million for the three months ended June 30, 2014, a decrease of $5.2 million, or 76%, from $6.9 million for the three months ended June 30, 2013. Collaboration revenue was $1.4 million for the three months ended June 30, 2014, a decrease of $4.5 million, or 76%, from collaboration revenues of $5.9 million for the three months ended June 30, 2013. The decrease was due to a decrease in the recognition of non-cash deferred revenue compared to the same period in 2013. Grant revenue was $0.3 million for the three months ended June 30, 2014, a decrease of $0.7 million from grant revenue of $1.0 million for the three months ended June 30, 2013.

Research and development expense.  Research and development expense was $18.3 million for the three months ended June 30, 2014, an increase of $3.6 million, or 24%, from $14.7 million for the three months ended June 30, 2013. The increase resulted primarily from an increase in clinical trial expenses, including the manufacturing of drug product for our clinical trials, regulatory costs associated with the efforts to obtain conditional approval for Translarna in Europe and an increase in non-cash, stock-based compensation of approximately $1.1 million.

General and administrative expense.  General and administrative expense was $8.7 million for the three months ended June 30, 2014, an increase of $2.1 million, or 32%, from $6.6 million for the three months ended June 30, 2013. The increase resulted primarily from increased non-cash stock-based compensation expense of approximately $1.3 million and costs related to efforts to obtain conditional approval for Translarna in Europe, pre-commercial activities and public company costs.

Interest income (expense), net.  Net interest income was $0.2 million for the three months ended June 30, 2014.  The increase from interest expense of $0.1 million for the three months ended June 30, 2013 was due to interest income related to investments offset by lower interest expense resulting from the payoff of debt in July 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
(in thousands)	2014	2013	Change 2014 vs. 2013
Revenues	$10,894	$13,996	$(3,102)
Research and development expense	34,202	25,969	8,233
General and administrative expense	16,273	11,056	5,217
Interest income (expense), net	419	(6,276)	6,695

Revenues.  Revenues were $10.9 million for the six months ended June 30, 2014, a decrease of $3.1 million, or 22%, from $14.0 million for the six months ended June 30, 2013. Collaboration revenue was $10.6 million for the six months ended June 30, 2014, a decrease of $1.3 million, or 11%, from collaboration revenues of $11.9 million for the six months ended June 30, 2013. The decrease resulted primarily from a decrease in the recognition of non-cash deferred revenue compared to the same period in 2013 partially offset by the recognition of a $7.5 million milestone in our spinal muscular atrophy collaboration with Roche. Grant revenue was $0.3 million for the six months ended June 30, 2014, a decrease of $1.7 million, or 84%, from grant revenue of $2.0 million for the six months ended June 30, 2013.

Research and development expense.  Research and development expense was $34.2 million for the six months ended June 30, 2014, an increase of $8.2 million, or 32%, from $26.0 million for the six months ended June 30, 2013. The increase resulted primarily from increased clinical trial expenses, including the manufacturing of drug product for our clinical trials, regulatory costs associated with the efforts to obtain conditional approval for Translarna in Europe and increase in non-cash, stock-based compensation expense of $2.8 million.

General and administrative expense.  General and administrative expense was $16.3 million for the six months ended June 30, 2014, an increase $5.2 million or 47% from $11.1 million for the six months ended June 30, 2013. The increase resulted primarily from increased non-cash stock-based compensation expense of $2.7 million, costs related to efforts to obtain conditional approval for Translarna in Europe, and pre-commercial activities.

Interest expense.  Interest income was $0.4 million for the six months ended June 30, 2014, an increase of $6.7 million from interest expense of $6.3 million for the six months ended June 30, 2013. The increase was due to interest income related to investments combined with lower interest expense resulting from the payoff of debt in July 2013. Interest expense for the six months ended June 30, 2013 was due to interest related to the debt discount associated with the convertible debt issued in 2013.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. To date, we have not generated product sale revenues. We have begun our commercialization efforts for Translarna for nmDMD and we plan to launch commercially in selected countries in Europe during the first half of 2015, subject to completion of each country’s market access process and timeline. We have financed our operations primarily through the issuance and sale of our common stock in our public offering in February 2014 and our initial public offering in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.  In February 2014, we closed a public offering of 5,163,265 shares of common stock at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. We received net proceeds from the public offering of approximately $118.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

As of June 30, 2014, we had cash, cash equivalents and marketable securities of $226.9 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six months ended June 30,
(in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(32,245)	$(27,282)
Investing activities	(80,361)	(11,680)
Financing activities	118,364	190,331

Net cash used in operating activities was $32.2 million for the six months ended June 30, 2014 and $27.3 million for the six months ended June 30, 2013. The change in net cash used in operating activities primarily related to supporting clinical development and pre-commercial activities.

Net cash used in investing activities was $80.4 million for the six months ended June 30, 2014 and $11.7 million for the six months ended June 30, 2013. Cash used in investing activities was primarily related to net purchases of marketable securities for the six months ended June 30, 2014 and June 30, 2013.

Net cash provided by financing activities was $118.4 million for the six months ended June 30, 2014. Net cash provided by financing activities in 2014 was attributable to approximately $118.4 million in net proceeds from the public offering in February 2014. Net cash provided by financing activities was $190.3 million for the six months ended June 30, 2013. Net cash provided by financing activities in 2013 was primarily attributable to the $60.8 million in net proceeds that we received from the sale of Series Four preferred stock and the $131.7 million in net proceeds that we received from our initial public offering of common stock in June 2013.

Funding requirements

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we seek to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates. In addition, we may seek marketing approval for Translarna for other indications, including nmCF, or in other territories, which would significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

•                  initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

•                  seek to discover and develop additional product candidates;

•                  maintain, expand and protect our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our existing cash and cash equivalents, including the net proceeds from our public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                  the progress and results of confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I;

•                  the scope, costs and timing of the expansion of our commercial infrastructure, including in connection with the growth of our international presence in Europe and in other territories;

•                  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, in connection with the conditional marketing authorization in the European Economic Area for nmDMD and any of our other product candidates that may receive marketing approval or any additional indications or territories in which we receive authorization to market Translarna;

•                  the timing and scope of growth in our employee base;

•                  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•                  the number and development requirements of other product candidates that we pursue;

•                  the costs, timing and outcome of regulatory review of Translarna and our other product candidates;

•                  revenue received from commercial sales of Translarna or any of our other product candidates;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;

•                  the extent to which we acquire or invest in other businesses, products and technologies; and

•                  our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

Contractual obligations

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2014.

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(1)	$4,174	$938	$2,587	$649	$—
Total fixed contractual obligations	$4,174	$938	$2,587	$649	$—

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur significant expenses in connection with the  expansion of our international commercial infrastructure, our commercial launch of Translarna™ (ataluren) in Europe, our efforts to obtain broader regulatory approvals for Translarna, and the development of our product pipeline.  We expect to continue to incur operating losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of June 30, 2014, we had an accumulated deficit of $368.0 million. To date, we have financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.

We have historically devoted substantially all of our efforts to research and development, including clinical trials. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

On August 4, 2014, we were notified that the European Commission granted conditional marketing authorization for Translarna (ataluren) for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna in the European Economic Area, which is comprised of the 28 countries in the European Union as well as Norway, Iceland and Liechtenstein.

We anticipate that our expenses will increase substantially in connection with the  expansion of our commercial infrastructure as we seek to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and cystic fibrosis caused by nonsense mutations, or nmCF, as well as our planned Phase 2 proof-of-concept for mucopolysaccharidosis type I caused by nonsense mutations, or nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates. In addition, we may seek marketing approval for Translarna for other indications, or in other territories, which would significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

•                  initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

•                  seek to discover and develop additional product candidates;

•                  maintain, expand and protect our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•                  successfully initiating and completing confirmatory Phase 3 clinical trials of Translarna for the treatment of either or both of nmDMD and nmCF and successfully initiating clinical trials of Translarna for the treatment of additional indications, including nmMPS I;

•                  establishing an expanded international commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell Translarna in Europe, the United States and other parts of the world;

•                  successfully implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•                  negotiating and securing adequate pricing and reimbursement terms in the countries in which we may obtain regulatory approval;

•                  negotiating and securing adequate reimbursement from other third-party payors for Translarna;

•                  launching commercial sales of Translarna for the treatment of nmDMD in accordance with our estimated timeline;

•                  maintaining the conditional marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area;

•                  identifying patients eligible for treatment with Translarna;

•                  obtaining approval to market Translarna for the treatment of other indications, and expanding the territories in which we are approved to market Translarna for the treatment of nmDMD;

•                  expanding the approved product label of Translarna for the treatment of nmDMD;

•                  protecting our rights to our intellectual property portfolio related to Translarna; and

•                  contracting for the manufacture of commercial quantities of Translarna;

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

We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which could further increase in the event that we were to expand the geographic area covered by our commercial launch or receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF, commence our Phase 2 proof-of-concept study in nmMPS I, and continue our research activities in our preclinical and early clinical stage programs and initiate clinical development of other product candidates. Furthermore, since the closing of our initial public offering in June 2013, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

We believe that our existing cash and cash equivalents, including the net proceeds from our public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                  the progress and results of confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I;

•                  the scope, costs and timing of the expansion of our commercial infrastructure, including in connection with the growth of our international presence, in Europe and in other territories;

•                  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, in connection with the conditional marketing authorization in the European Economic Area for nmDMD and any of our other product candidates that may receive marketing approval or any additional indications or territories in which we receive authorization to market Translarna;

•                  the timing and scope of growth in our employee base;

•                  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•                  the number and development requirements of other product candidates that we pursue;

•                  the costs, timing and outcome of regulatory review of Translarna and our other product candidates;

•                  revenue received from commercial sales of Translarna or any of our other product candidates;

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales for certain product candidates or indications. In addition, our product candidates, if approved, may not achieve commercial success, including Translarna for the treatment of nmDMD.

To date, we have not generated product sale revenues. We have begun our commercialization efforts for Translarna for nmDMD and we plan to launch in selected countries during the first half of 2015, subject to completion of pricing and reimbursement negotiations. We do not currently anticipate generating significant commercial revenue from Translarna for the treatment of nmDMD during fiscal 2014. We expect that our commercial revenue, if any, generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and that commercial sales will generally be limited to countries in the European Economic Area or other territories in which we have obtained marketing authorization. Other commercial revenue, if any, will be derived from sales of products that we are not planning to have commercially available for several years, if at all.

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

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated our ability to successfully complete development of any product candidates, obtain marketing approvals (other than with respect to the conditional marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD), manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks related to the development and commercialization of our product candidates

We depend heavily on the success of our lead product candidate, Translarna, which we are developing for nmDMD, nmCF and nmMPS I. All of our other product candidates are still in early clinical or preclinical development. If we are unable to commercialize Translarna, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF and have recently announced our plans to initiate a Phase 2 proof-of-concept study in nmMPS I. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna. The success of Translarna will depend on a number of factors, including the following:

•                  successful completion of confirmatory Phase 3 clinical trials of Translarna in nmDMD and nmCF and the successful initiation of our Phase 2 proof-of-concept study in nmMPS I;

•                  the establishment of an expanded international commercial infrastructure capable of supporting product sales, marketing and distribution of Translarna;

•                  implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization

•                  the continued maintenance of conditional marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area;

•                  whether and when we obtain marketing approval of Translarna in additional territories and for additional or expanded indications;

•                  successful negotiation of favorable pricing and reimbursement in the countries which require such negotiation and in which we obtain regulatory approval;

•                  the timing and scope of the commercial launch of Translarna in nmDMD;

•                  establishing commercial manufacturing arrangements with third-party manufacturers;

•                  successful identification of eligible patients;

•                  acceptance of Translarna in nmDMD by patients, the medical community and third-party payors;

•                  effectively competing with other therapies;

•                  a continued acceptable safety profile of Translarna;

•                  obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•                  protecting our rights in our intellectual property portfolio.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Translarna, which would materially harm our business.

The conditional marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is conditional and limited to ambulatory patients aged five years and older located in the European Economic Area, which significantly limits an already small treatable patient population, reduces our commercial opportunities, and is subject to an annual reassessment of the conditional marketing authorization.

We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain.

Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under the conditional marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients. In addition, the conditional marketing authorization granted by the European Commission is subject to an annual reassessment of the risk-benefit balance by the EMA. If we fail to meet the approval conditions established for Translarna, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the EMA could vary, suspend or withdraw the marketing authorization for Translarna. This would negatively impact our anticipated revenue from Translarna and would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If clinical trials of our product candidates, such as our confirmatory Phase 3 clinical trials of Translarna, fail to demonstrate safety and efficacy to the satisfaction of the EMA or FDA, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of Translarna or any other product candidate.

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

For example, we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in a Phase 2b clinical trial of Translarna for the treatment of nmDMD that we completed in 2010 or in a Phase 3 clinical trial of Translarna for the treatment of nmCF that we completed in 2011. Although we believe that the collective data from these trials, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials, we may similarly fail to achieve the primary efficacy endpoint in ACT DMD and ACT CF, our confirmatory Phase 3 clinical trials of Translarna for these indications. If the results of our confirmatory Phase 3 clinical trials are not favorable, we may need to conduct additional clinical trials at significant cost or altogether abandon development of Translarna for either or both of nmDMD and nmCF. We also did not achieve the primary objective in one of four prior Phase 2 clinical trials that we conducted for Translarna for the treatment of nmCF in which we measured change in chloride conductance in nasal cells over the course of treatment.

Further, as part of the conditional marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD, we are required to complete ACT DMD. The conditional marketing authorization is subject to an annual reassessment of the risk-benefit balance by the EMA. If we fail to meet the approval conditions established for Translarna, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the EMA could vary, suspend or withdraw the marketing authorization for Translarna. This would negatively impact our anticipated revenue from Translarna and would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

•                  be unable to successfully renew our conditional marketing authorization for Translarna for the treatment of nmDMD granted by the European Commission;

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

Our conclusions regarding the activity and potential efficacy of Translarna in our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and in our completed Phase 3 clinical trial of Translarna for nmCF are based on retrospective analyses of the results of these trials and nominal p-values, which are generally considered less reliable indicators of efficacy than pre-specified analyses and adjusted p-values.

After determining that we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and in our completed Phase 3 clinical trial of Translarna for nmCF, we performed retrospective and subgroup analyses that we believe provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials. Although we believe that these additional analyses of the results of these trials were warranted, a retrospective analysis performed after unblinding trial results can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results. Some of our favorable statistical data from these trials also are based on nominal p-values that reflect only one particular comparison when more than one comparison is possible, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed. Nominal p-values cannot be compared to the benchmark p-value of 0.05 to determine statistical significance without being adjusted for the testing of multiple dose groups or analyses of subgroups.

Because of these limitations, regulatory authorities typically give greater weight to results from pre-specified analyses and adjusted p-values and less weight to results from post-hoc, retrospective analyses and nominal p-values. This diminishes the likelihood that the EMA will grant conditional approval of Translarna for nmCF and, even if we successfully complete our confirmatory Phase 3 clinical trials, could negatively impact the evaluation by the EMA or the FDA of our anticipated applications for full marketing approval for Translarna for the applicable indication.

Our confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF, even if successfully completed, may not be sufficient for approval of Translarna for the applicable indication.

It is possible that the EMA or the FDA may not consider the results of our confirmatory Phase 3 clinical trials of Translarna for nmDMD or nmCF, once completed and even if successful, to be sufficient for approval of Translarna for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing approval of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors or are not adequately supported by other trial endpoints. In addition, although we have had discussions with the FDA regarding our confirmatory Phase 3 clinical trial of Translarna for the treatment of nmCF, the FDA may not consider our proposed trial design acceptable. For example, in 2012, the FDA indicated that in its view the data from our completed Phase 3 clinical trial and other data from our development program in cystic fibrosis do not by themselves support an NDA submission and, consequently, the FDA informed us that additional clinical data would be required to establish the evidence necessary to support eventual filing of an NDA for the use of Translarna to treat nmCF. We had additional interactions with the FDA in 2013 regarding the clinical development design which would have the potential to support an NDA, but we did not achieve a consensus between the EMA and FDA views. While we have incorporated feedback from the FDA into our ACT CF trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV 1, CF pulmonary exacerbations and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. FEV 1 is the primary endpoint in ACT CF, with CF pulmonary exacerbations and body mass index key secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and FDA’s earlier recommendation. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results. Based on these interactions, we nonetheless initiated ACT CF in the first half of 2014 consistent with feedback from the EMA on our trial design. If the FDA does not consider our trial designs acceptable, we may need to conduct more than one confirmatory clinical trial and our ability to receive marketing approval for this indication could be delayed or prevented.

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

Prior to our conducting the Phase 2b clinical trial of Translarna for nmDMD, there was no established precedent for an appropriate trial design to evaluate the efficacy of Translarna for nmDMD, and little clinical experience in the methodologies used to analyze the resulting data. Although we believe that we now understand the issues of concern with the pre-specified statistical analyses of our Phase 2b clinical trial results, and that we have designed our confirmatory Phase 3 clinical trial of Translarna for nmDMD in an appropriate fashion, we may nonetheless experience similar or other unknown complications with our confirmatory Phase 3 clinical trial because of the limited clinical experience in this indication. As a result, we may not achieve the pre-specified endpoint with statistical significance in our confirmatory Phase 3 clinical trial, which would make approval of Translarna for this indication unlikely. Among other endpoints in our confirmatory Phase 3 clinical trial of Translarna for nmDMD, the trial protocol includes two secondary endpoints that have not been used previously as outcome measures in published therapeutic clinical trials of nmDMD. These endpoints, in particular, may produce results that are unpredictable or inconsistent with other trial results.

With regard to nmCF, we believe that we now understand subgroup effects that we observed in our completed Phase 3 clinical trial and that we have designed our confirmatory Phase 3 clinical trial of Translarna for nmCF to take these effects into account. However, we may nonetheless experience unknown complications with our confirmatory Phase 3 clinical trial. As a result, we may not achieve the pre-specified endpoint with statistical significance in our confirmatory Phase 3 clinical trial, which would make approval of Translarna for this indication unlikely.

We are faced with similar challenges in connection with the design of our Phase 2 proof-of-concept study of Translarna in nmMPS I because there is also limited historical clinical trial experience for the development of drugs to treat this disorder. While clinical trials of enzyme replacement therapies conducted by third parties have provided some insight into the disorder, enzyme replacement therapies do not sufficiently address the central nervous system, skeletal or cardiac symptoms associated with the disorder. In addition, our own pre-clinical and early stage clinical trials targeting nmMPS I have been limited in duration and, as a result, it is substantially uncertain whether our clinical design will optimize the duration or level of dosing or that we will be able to demonstrate a statistically significant biochemical or clinical effect in the primary or secondary pre-specified endpoints selected for the study.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 clinical trials of Translarna in nmDMD and nmCF or our Phase 2 proof-of-concept study of Translarna in nmMPS I, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. For example, each of nmDMD, nmCF and nmMPS I are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in our confirmatory Phase 3 clinical trials of Translarna, our Phase 2 proof-of-concept study of Translarna in nmMPS I or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If serious adverse or inappropriate side effects are identified during the development of Translarna or any other product candidate, we may need to abandon or limit our development of that product candidate.

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

For example, although we did not observe a pattern of liver enzyme elevations in our Phase 2 or Phase 3 clinical trials of Translarna, we did observe modest elevations of liver enzymes in some subjects in one of our Phase 1 clinical trials. These elevated enzyme levels did not require cessation of Translarna administration, and enzyme levels typically normalized after completion of the treatment phase. We did not observe any increases in bilirubin, which can be associated with serious harm to the liver, in the Phase 1 clinical trial.

In addition, in our completed Phase 3 clinical trial of Translarna for the treatment of nmCF, five adverse events in the Translarna arm of the trial that involved the renal system led to discontinuation. As compared to the placebo group, the Translarna treatment arm also had a higher incidence of adverse events of creatinine elevations, which can be an indication of impaired kidney function. In the Translarna treatment arm, more severe clinically meaningful creatinine elevations were reported in conjunction with cystic fibrosis pulmonary exacerbations. These creatinine elevations were associated with concomitant treatment with antibiotics associated with impaired kidney functions, such as aminoglycosides or vancomycin. This led to the subsequent prohibition of concomitant use of Translarna and these antibiotics, which was successful in addressing this issue in the clinical trial. If patients in the Translarna arm of a confirmatory Phase 3 clinical trial for the treatment of nmCF exhibit clinically meaningful creatinine elevations, the EMA or the FDA might not approve Translarna for this indication or could require that we instruct physicians to frequently monitor patients for these abnormalities or impose other conditions, which may be an impediment to the use of Translarna because of concerns related to its safety and convenience.

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

Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases. In addition, although we have received conditional marketing authorization by the European Commission for Translarna for the treatment of nmDMD, we may not be successful in developing and receiving full regulatory approval for such use and we may not receive regulatory approval for additional indications for Translarna or any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.

Translarna for the treatment of nmDMD, or any other product candidate that receives marketing or conditional marketing approval, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Although Translarna has received conditional marketing authorization for the treatment of nmDMD, Translarna and any of our other product candidates that may receive marketing or conditional marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

•                  sufficient third-party coverage or reimbursement; and

•                  any restrictions on concomitant use of other medications, such as a restriction that nmCF patients taking Translarna not also use chronic inhaled aminoglycoside antibiotics.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Translarna or any of our other product candidates that receive marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing Translarna or any other product candidate if and when they are approved.

We have no experience in the sale or marketing of pharmaceutical products, and we may be unable to successfully commercialize Translarna. To achieve commercial success for any approved product, we must either develop our sales and marketing organization or outsource these functions to third parties. We are in the process of establishing our sales and marketing infrastructure and plan to promote Translarna in the European Economic Area for the treatment of nmDMD using both internal and external sales forces. We plan to develop our sales force in other geographic regions and for additional indications for Translarna or other product candidates, if and when such drugs are approved in the applicable region. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of Translarna or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•                  our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•                  our inability to implement third party marketing and distribution relationships in territories where we do not pursue direct commercialization;

•                  the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe Translarna or any future products;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  unforeseen costs and expenses associated with creating an independent sales and marketing organization.

The arrangements that we have entered into, or may enter into, with third parties to perform sales and marketing services will generate lower product revenues or profitability of product revenues to us than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Currently available treatments for Duchenne muscular dystrophy are only palliative. Although there are currently no marketed therapeutics approved to treat the underlying cause of nmDMD, there are other biopharmaceutical companies, including Prosensa Therapeutics and Sarepta Therapeutics, that are developing treatments for Duchenne muscular dystrophy based on a different scientific approach known as exon-skipping. Summit Corporation also has a product candidate in early clinical development designed to increase the production of the protein utrophin, which is functionally similar to dystrophin, to treat Duchenne muscular dystrophy. Nobelpharma, a Japanese company, is currently sponsoring a Phase 2 clinical trial in Japan of its product candidate NPC-14 (arbekacin sulfate), which is a generically available aminoglycoside antibiotic, in boys with nmDMD. We believe that Translarna is the only product candidate in clinical trials that is specifically designed to treat the underlying cause of nmDMD by restoring dystrophin activity.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Chiron Corporation’s TOBI and Genentech, Inc.’s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals’ CFTR potentiator drug Kalydeco is approved by the FDA as a treatment for cystic fibrosis in patients six years of age and older who have a type of mutation in the CFTR gene known as a gating mutation. Vertex Pharmaceuticals also is developing two other product candidates for the treatment of cystic fibrosis in patients who have a type of mutation in the CFTR gene known as a process block mutation. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

In addition, Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Even if we are able to commercialize Translarna or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists. The regulations and practices that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including the member states of the European Economic Area, require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize Translarna or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the E.U. and U.S. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Translarna or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for Translarna may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We have product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit and subject to a per claim deductible. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we begin commercializing Translarna or as and when we begin commercializing any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, we initiated separate Phase 2 clinical trials of Translarna for the treatment of hemophilia in 2009 and the metabolic disorder methylmalomic acidemia in 2010, but then suspended these clinical trials to focus on the development of Translarna for nmDMD and nmCF when we found variability in the assays used in these trials and preliminary data from these trials did not indicate definitive evidence of activity. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

We have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, including GEMS and our alternative splicing technology, which we use in the discovery of these molecules, to date we have only been granted conditional marketing authorization to treat nmDMD under a restricted label in the European Economic Area. We may not be able to maintain our conditional marketing authorization for nmDMD and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

Risks Related to our Dependence on Third Parties

We contract with third parties for the manufacture and distribution of our product and product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.

We do not own or operate manufacturing or distribution facilities for the production or distribution of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients in our product candidates. Our strategy is to outsource all manufacturing, packaging, labeling and distribution of our products and product candidates to third parties, including our commercial supply of Translarna.

We currently have a contract with a pharmacy and hospital distributor in the EU. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of any of our product candidates. We obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers. We engage a separate manufacturer to provide bulk drug product. We engage a separate manufacturer to provide fill and finish services for the finished product that we are using in our clinical trials of Translarna. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

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

•                  the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•                  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers or distributors may not be able to comply with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or regulations or similar regulatory requirements outside Europe and the United States. Our failure, or the failure of our third-party manufacturers or distributors, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our products and product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar GCP and transparency requirements apply in the European Union. Failure to comply with such requirements, including with respect to clinical trials conducted outside the European Union, can also lead regulatory authorities to refuse to take into account clinical trial data submitted as part of marketing authorization application, or MAA.

For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our pending MAA for conditional approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings relate to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our conditional marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.

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

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Roche and the SMA Foundation, for our spinal muscular atrophy program. We have entered into arrangements with certain third parties to market or distribute Translarna in certain countries and, as we prepare to commercialize Translarna, we anticipate that we may engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborator(s) for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

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

Collaborators have terminated collaborations with us in the past. For example, in 2008, we entered into a collaboration with Genzyme Corporation for the development and commercialization of Translarna under which we granted to Genzyme rights to commercialize Translarna in all countries other than the United States and Canada. In 2011, we restructured the collaboration and regained worldwide rights to Translarna, with Genzyme obtaining an option to commercialize Translarna in indications other than nmDMD outside the United States and Canada. In 2012, this option expired without being exercised by Genzyme and the collaboration terminated.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product candidates. For example, we have not conducted a recent freedom-to-operate search or analysis for Translarna. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing Translarna. Thus, we do not know with certainty whether Translarna, any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

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

For example, it is possible that one or more third parties might bring a patent infringement or other legal proceeding against us regarding Translarna. We are aware of an issued U.S. patent and international patent applications that purport to disclose or contain claims to chemical scaffolds that are sufficiently broad that they could be read to encompass Translarna, even though neither the issued U.S. patent nor any of the international patent applications specifically discloses Translarna. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of these claims. There is no assurance that a court would find these claims to be invalid. In addition, we believe that our testing of Translarna in clinical trials for the purpose of seeking FDA approval would be a valid defense against any infringement claims in the United States based on the availability of a statutory exemption. However, there can be no assurance that our interpretation of the statutory exemption would be upheld, and the statutory exemption would only cover our preclinical research activities, and not the commercialization of Translarna.

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

If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, including Translarna™, we may be required to re-brand affected products, which could cause delays in getting such products to market and substantially increase our costs.

Any trademark we intend to use for our product candidates, including Translarna™, will require that we seek trademark registration worldwide. Trademark registration is a territory-specific and we must apply for registration in the US as well as any other country where we intend to commercialize product. Failure to obtain the appropriate registrations may place our use of the trademark at risk or make if subject to legal challenges, which could force us to choose an alternative name for our product candidates. In addition, the FDA, and other regulatory authorities outside the United States, typically conduct a separate review of proposed product names for pharmaceuticals, including an evaluation of potential for confusion with other product names or medication or prescribing errors. These regulatory authorities may also object to any product name we submit if they believe the name inappropriately implies medical claims. If the FDA or other competent regulatory authority outside the United States objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, either because of our inability to obtain a trademark registration or approval or related legal challenges or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications for such product candidate, and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or applicable other regulatory authority, which could cause delays in getting our products to market and substantially increase our costs. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Risks Related to Regulatory Approval of our Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates, including Translarna, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have received conditional marketing authorization to market Translarna in the European Economic Area, but have not otherwise received marketing approval for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction. In 2011, we submitted a new drug application, or NDA, to the FDA for approval of Translarna for the treatment of nmDMD. The FDA refused to file this NDA on the grounds that the NDA did not contain substantial evidence of effectiveness based on the single placebo controlled Phase 2b clinical trial conducted to date.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Translarna or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD and nmCF. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is ten years in the European Union and seven years in the United States. The E.U. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.

In the European Union, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as Translarna, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for Translarna for these indications, both in the European Union and in the United States, may be important to the product candidate’s success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as Translarna before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity for Translarna for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated.

The fast track designation for Translarna may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. We have obtained a fast track designation from the FDA for Translarna for the treatment of nmDMD. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our fast track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures.

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

Failure to obtain or maintain regulatory approval, including price and reimbursement approval, in international jurisdictions would prevent us from marketing our products abroad.

In order to market and sell Translarna and our other products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists.

In addition, some countries outside the United States, including in the European Economic Area, require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain additional marketing, pricing or reimbursement approvals outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for additional marketing approvals and may not receive necessary approvals to further commercialize our products in any market.  Regulatory approvals in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and regulatory approvals and pricing approvals do not ensure that reimbursement will be obtained

For example, each country in the European Economic Area has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to the conditional marketing authorization granted by the European Commission in any particular member state of the European Economic Area until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.

We are in the process of preparing pricing and reimbursement submissions with respect to Translarna for the treatment of nmDMD in those European countries where pricing and reimbursement approvals are required for launch. This process varies from country to country and can take over 18 months to complete. We cannot predict the timing of Translarna’s launch in countries where we are awaiting pricing and reimbursement guidelines. If we experience delays and unforeseen difficulties in obtaining pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Translarna and our growth prospects could be negatively affected. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Translarna on a timely basis, or at all. We may not be able to file for additional marketing approvals and may not receive all necessary approvals to commercialize our products in any market.

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

Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.  The conditional marketing authorization for Translarna for the treatment of nmDMD granted by the European Commission is conditioned on our ability to complete ACT DMD. If the results of ACT DMD are not favorable, the European Commission may decline to renew our conditional marketing authorization or require additional clinical trials. Likewise, even if we obtain conditional approval for Translarna for the treatment of nmCF, we may not be able to renew such conditional approval. A failure to renew any conditional approval that has been granted or that we may obtain prior to full approval for the applicable indication would prevent us from continuing to market Translarna for such indication.

Our initial commercial launch of Translarna is planned to take place in countries that tend to impose strict price controls, which may adversely affect our revenues, if any.

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

Our relationships with customers, healthcare providers and professionals and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates, including Translarna, for which we obtained conditional marketing approval in the European Economic Area. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.

Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of any acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.

Restrictions under applicable federal and state healthcare laws and regulations, and equivalent laws and regulations in Europe, include, and are not limited to, the following:

•          Anti-corruption and anti-bribery statutes, including the U.S. Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act. These statutes are generally broad in scope and will require us to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-US government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company.

•                  Anti-kickback statutes, which generally prohibit, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under government funded healthcare programs. The U.S. statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.

•                  Laws and regulations, including the U.S. False Claims Act, which impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government. The U.S. government has brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government.

•                  The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

•                  HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•                  Laws and regulations regulating off-label promotion. For example, the off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at European Union level and in the individual European Union member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

•          Statutory requirements to disclose publicly payments made to physicians, including in certain European Union member states and the U.S. For example, under federal Physician Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers.

•                  Laws governing the advertising and promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. For example, legislation adopted by individual EU member states that may apply to the advertising and promotion of medicinal products require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion.

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

In addition, interactions between pharmaceutical companies and physicians are also governed by industry self-regulation codes of conduct and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws, regulations and self-regulatory codes will involve substantial costs. We cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations and codes. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any drug. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Translarna or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including Translarna, for which we obtain marketing approval.

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

We are in the process of expanding our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In connection with our commercialization plans and business strategy, including our anticipated commercial launch of Translarna, we expect to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, regulatory affairs and other areas. This growth has and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•                  our ability to advance the commercialization of Translarna for the treatment of nmDMD;

•                  the success of competitive products or technologies;

•                  results of clinical trials of Translarna and any other product candidate that we develop;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. A significant number of our shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal laws with respect to affiliate sales, in the near future. Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on a Form S-8 registration statement all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

As of June 30, 2014, we have used approximately $22.9 million of the net offering proceeds primarily to fund the clinical development of Translarna for the treatment of nmDMD and nmCF, to seek marketing approval in the European Union and the United States for Translarna for these indications, for pre-approval commercial efforts for Translarna, to fund research and development of Translarna for additional indications and for our earlier stage programs, and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

PTC THERAPEUTICS, INC.

Date: August 7, 2014	By:	/s/ Shane Kovacs
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet at December 31, 2013 and June 30, 2014 (unaudited), (ii) Statements of Operations for the three month period ended June 30, 2013 and 2014 and the six month period ended June 30, 2013 and 2014, (iii) Statements of Cash Flows for the six month period ended June 30, 2013 and 2014, and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.