Form 10-Q
period 2014-09-30
PTC THERAPEUTICS, INC.
filed 2014-11-06
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014 there were 33,602,541 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Balance sheets (unaudited)

In thousands (except per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$52,873	$15,414
Marketable securities	156,516	127,053
Prepaid expenses and other current assets	2,831	1,599
Receivables, net	1,296	958
Total current assets	213,516	145,024
Fixed assets, net	6,193	6,730
Deposits and other assets	1,086	149
Total assets	$220,795	$151,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,493	$12,207
Current portion of long-term debt	—	49
Deferred revenue	769	878
Total current liabilities	17,262	13,134
Other long-term liabilities	2,237	2,227
Total liabilities	19,499	15,361

Stockholders’ equity:
Preferred stock, $0.001 par value. Undesignated 5,000,000 shares; issued and outstanding 0 shares at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 29,373,327 shares at September 30, 2014. Authorized 125,000,000 shares; issued and outstanding 23,803,282 shares at December 31, 2013	30	24
Additional paid-in capital	596,617	465,246
Accumulated other comprehensive (loss) income	(69)	70
Accumulated deficit	(395,282)	(328,798)
Total stockholders’ equity	201,296	136,542
Total liabilities and stockholders’ equity	$220,795	$151,903

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of operations (unaudited)

In thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Net product sales	$81	$—	$81	$—
Collaboration revenue	716	15,455	11,280	27,395
Grant revenue	897	834	1,226	2,890
Total revenues	1,694	16,289	12,587	30,285
Operating expenses:
Research and development	18,765	13,886	52,967	39,855
General and administrative	10,530	6,679	26,803	17,735
Total operating expenses	29,295	20,565	79,770	57,590
Loss from operations	(27,601)	(4,276)	(67,183)	(27,305)
Interest income (expense), net	354	27	774	(6,250)
Loss on extinguishment of debt	—	(130)	—	(130)
Other income (expense), net	(35)	(37)	(75)	(3)
Net loss	(27,282)	(4,416)	(66,484)	(33,688)
Deemed dividend	—	—	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	—	3,391
Net loss attributable to common stockholders	$(27,282)	$(4,416)	$(66,484)	$(48,546)

Weighted-average shares outstanding:
Basic and diluted (in shares)	29,351,693	23,803,282	28,441,827	8,995,167
Net loss per share applicable to common stockholders—basic and diluted (in dollars per share)	$(0.93)	$(0.19)	$(2.34)	$(5.40)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of comprehensive loss (unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(27,282)	$(4,416)	$(66,484)	$(33,688)
Other comprehensive loss:
Unrealized loss on marketable securities	(159)	(40)	(139)	(40)
Comprehensive loss	$(27,441)	$(4,456)	$(66,623)	$(33,728)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Statements of cash flows (unaudited)

In thousands

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(66,484)	$(33,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,693	1,811
Change in valuation of warrant liability	78	3
Non-cash interest expense	—	6,049
Loss on extinguishment of debt	—	130
Amortization of premiums on investments	1,225	—
Share-based compensation expense	12,605	5,142
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,232)	(1,288)
Grant and collaboration receivables	(338)	230
Deposits and other assets	(937)	34
Accounts payable and accrued expenses	4,286	3,181
Other long-term liabilities	(68)	(262)
Deferred revenue	(109)	(13,801)
Net cash used in operating activities	(49,281)	(32,459)
Cash flows from investing activities
Purchases of fixed assets	(1,156)	(474)
Purchases of marketable securities	(132,602)	(139,731)
Sale & redemption of marketable securities	101,775	6,508
Net cash used in investing activities	(31,983)	(133,697)
Cash flows from financing activities
Payments on long-term debt	(49)	(4,960)
Net proceeds from sale of Series Four convertible preferred stock	—	60,785
Proceeds from exercise of options	389	—
Net proceeds from public offerings	118,383	131,650
Net cash provided by financing activities	118,723	187,475
Net increase in cash and cash equivalents	37,459	21,319
Cash and cash equivalents, beginning of period	15,414	2,726
Cash and cash equivalents, end of period	$52,873	$24,045
Supplemental disclosure of cash information
Cash paid for interest	$1	$366
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized loss on marketable securities	$(139)	$(40)
Change in carry value of preferred securities resulting from recapitalization	$—	$3,391

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to unaudited financial statements

September 30, 2014

In thousands (except per share data unless otherwise noted)

1.                                      The Company

PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. During the second quarter of 2014, a wholly-owned subsidiary was established in Bermuda to hold certain intellectual property rights of the Company.  In addition, wholly-owned subsidiaries in Ireland, Denmark, Italy, Germany, Switzerland and France were established during 2014.  PTC is a biopharmaceutical company focused on the discovery and development of orally administered, proprietary small molecule drugs that target post-transcriptional control processes. The Company’s internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases. PTC has developed proprietary technologies that PTC applies in our drug discovery activities and in collaborations with leading biopharmaceutical companies.

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

The Company has not generated significant product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of September 30, 2014, the Company had an accumulated deficit of approximately $395.3 million. The Company has financed its operations to date primarily through public offerings of common stock in February 2014 and October 2014 (see Notes 6 and 10 below), its initial public offering of common stock in June 2013 (see Note 6 below), private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

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

Basis of Presentation

The accompanying financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2013 and notes thereto included in the 2013 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any other interim period or for any other future year.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the Condensed Consolidated Financial Statements.

Revenue Recognition

To date, PTC’s net product sales have consisted solely of sales of Translarna for the treatment of DMD caused by nonsense mutations. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

The Company has  recorded revenue on sales where Translarna is available on a reimbursed early access program and typically paid for by a government authority or institution. The Company generally recognizes revenue for these named patient or cohort early access programs once the product is shipped through to the government authority or institution on a cash basis if all other revenue recognition criteria have been met.

The Company records revenue net of estimated discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

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

The following represents the fair value using the hierarchy described in Note 3 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$156,516	$—	$156,516	$—
Warrant liability	136	—	—	136

	December 31, 2013
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$127,053	$—	$127,053	$—
Warrant Liability	58	—	—	58

The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$122,561	$112	$(156)	$122,517
Government obligations	34,024	8	(33)	33,999
	$156,585	$120	$(189)	$156,516

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$14,993	$5	$—	$14,998
Corporate debt securities	111,989	97	(31)	112,055
	$126,982	$102	$(31)	$127,053

At September 30, 2014 and December 31, 2013, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at September 30, 2014 and December 31, 2013 mature as follows:

	September 30, 2014
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$65,860	$56,657
Government obligations	—	33,999
Total Marketable securities	$65,860	$90,656

	December 31, 2013
	Less Than 12 Months	More Than 12 Months
Commercial paper	$14,998	$—
Corporate debt securities	54,159	57,896
Total Marketable securities	$69,157	$57,896

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended September 30, 2014:

Level 3 assets
Beginning balance as of December 31, 2013	$58
Change in fair value of warrant liability	78
Ending balance as of September 30, 2014	$136

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2014 include (i) volatility (64%—72%), (ii) risk free interest rate (0.83%—1.78%), (iii) strike price ($128.00-$2,520), (iv) fair value of common stock ($44.01), and (v) expected life (2.71—4.98 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2013 include (i) volatility (61-89%), (ii) risk free interest rate (0.07%—2.10%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($16.97), and (v) expected life (0.30—5.70 years). See Note 6 for a description of the warrants issued in connection with the convertible notes.

4.                                      Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and nine months ended September 30, 2014:

	Unrealized Gains/ (Losses) On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at June 30, 2014	$90	$90
Other comprehensive income/(loss) before reclassifications	(159)	(159)
Amounts reclassified from other comprehensive items	—	—
Other comprehensive income/(loss)	(159)	(159)
Balance at September 30, 2014	$(69)	$(69)

	Unrealized Gains/ (Losses) On Marketable Securities	Total Accumulated Other Comprehensive Items

Balance at December 31, 2013	$70	$70
Other comprehensive income/(loss) before reclassifications	(139)	(139)
Amounts reclassified from other comprehensive items	—	—
Other comprehensive income/(loss)	(139)	(139)
Balance at September 30, 2014	$(69)	$(69)

5.                                      Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Employee compensation, benefits, and related accruals	$5,729	$5,103
Consulting and contracted research	5,709	4,006
Professional fees	3,592	1,294
Accounts payable	518	1,124
Other	945	680
	$16,493	$12,207

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

Follow-On Offering

In February 2014, the Company closed a follow-on public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 5,163,265 shares of common stock under the registration statement at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. The Company received net proceeds from the follow –on public offering of approximately $118.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Warrants

All of the Company’s outstanding warrants were classified as liabilities as of September 30, 2014 and December 31, 2013 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of September 30, 2014:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019-2020
Common stock	130	$2,520.00	2019

The following is a summary of the Company’s outstanding warrants as of December 31, 2013:

	Warrant shares	Exercise price	Expiration
Common stock	1,428	$128.00	2014
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	452	$2,520.00	2014

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

The following tables set forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Three months ended September 30,
	2014		2013
Numerator
Net loss attributable to common stockholders	$(27,282)		$(4,416)
Denominator
Denominator for basic and diluted net loss per share	29,351,693		23,803,282
Net loss per share:
Basic and diluted	$(0.93	)*	$(0.19	)*

*                                         In the three months ended September 30, 2014 and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

	Nine months ended September 30,
	2014	2013
Numerator
Net loss	$(66,484)	$(33,688)
Deemed dividend	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391
Net loss attributable to common stockholders	$(66,484)	$(48,546)
Denominator
Denominator for basic and diluted net loss per share	28,441,827	8,995,167
Net loss per share:
Basic and diluted	$(2.34)*	$(5.40)*

*                                         In the nine months ended September 30, 2014 and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2014	2013

Stock Options	3,443,778	1,987,860
Unvested restricted stock	729,320	1,113,807
Total	4,173,098	3,101,667

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

From January 1, 2014 through September 30, 2014, the Company issued a total of 1,469,496 stock options to various employees.  Of those, 448,800 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2013	2,095,592	$20.24
Granted	1,469,496	$29.57
Exercised	(35,500)	$10.96
Forfeited	(85,775)	$11.78
Expired	(35)	$646.66
Outstanding at September 30, 2014	3,443,778	$24.52	8.9 yrs	$84,456
Vested or Expected to vest at September 30, 2014	3,217,812	$23.01	9.0 yrs	$79,675
Exercisable at September 30, 2014	722,835	$36.23	8.3 yrs	$22,463

The fair value of grants made in the period ended September 30, 2014 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2014
Risk-free interest rate	0.11%—2.04%
Expected volatility	79%—91%
Expected term	5.5 years—6.25 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2014 was $21.70 per share.

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

Restricted Stock Awards—Restricted stock awards are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2014	1,110,226	$10.68
Granted	—	—
Vested	(371,280)	$10.60
Forfeited	(9,626)	$10.66
Unvested at September 30, 2014	729,320	$10.72

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$2,363	$677	$6,517	$1,378

General and administrative	2,258	1,963	6,088	3,764

Total	$4,621	$2,640	$12,605	$5,142

As of September 30, 2014 there was approximately $38.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1998, 2009 and 2013 Plans and the inducement grants pursuant to the NASDAQ inducement grant exception. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.70 years.

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

10.                               Subsequent events

On October 16, 2014, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a public offering price of $36.25 per share, including 450,000 shares issued upon exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds of approximately $117.5 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

Our lead product candidate is ataluren, an investigational new drug in the US, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. We hold worldwide commercialization rights to ataluren for all indications in all territories. The brand name of ataluren is Translarna™.

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

We are continuing to engage in significant commercialization efforts and, in connection with the expansion of our global presence, we have established our international headquarters in Dublin, Ireland. We expect to commence our commercial launch of Translarna in Germany within the next few months, with other key countries to follow throughout 2015 and beyond, subject to completion of each country’s market access process and timeline. Our strategy is to initially focus our commercial efforts in those countries in Europe which we believe represent a significant portion of the commercial opportunity. We are currently working on country-specific market access submissions for these target countries, which we began submitting during the second half of 2014. The market access process timeline varies from country to country and can take over 18 months in certain circumstances. We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists.

We ultimately intend to market Translarna in all markets in the EEA where market access is possible.

In parallel, we have initiated reimbursed early access programs for Translarna for nmDMD patients in selected territories, which we refer to as our EAP program. Our EAP program is intended to make Translarna available to patients before commercial product becomes available in those countries in accordance with local regulations. Funded named patient programs for Translarna, which form part of our EAP program, have already been authorized in Spain, Israel and Turkey. In July 2014, the French National Agency for Medicines and Health Products Safety, or ANSM, granted a Temporary Authorization for Use, or ATU cohort, and in October 2014, we were notified that Translarna has been approved, subject to regulatory publication, by the Italian National Health System for reimbursement in Italy pursuant to Law 648/96. Under a named patient program a physician on behalf of the specific, or “named”, patient requests access to Translarna, whereas, the ATU cohort in France and, when effective, the reimbursement program in Italy allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. We have initiated the supply of Translarna to patients authorized under our EAP program and began to receive payments and recognize revenue during the third quarter of 2014.

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

We also plan to initiate a rolling new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Translarna as a treatment for nmDMD. We currently anticipate that we will commence the submission process before the end of 2014. We believe this process gives the FDA an opportunity to conduct a meaningful review of most of the segments of our NDA, ahead of reviewing our Phase 3 ACT DMD data. We expect that the submission of the ACT DMD data will complete our rolling NDA.

We have initiated a confirmatory Phase 3 clinical trial of Translarna for the treatment of nmDMD. We refer to this trial as the Ataluren Confirmatory Trial in DMD, or ACT DMD. We completed enrollment for this trial in the third quarter of 2014 and expect to have initial, top-line data available in the fourth quarter of 2015. As part of the conditional marketing authorization granted by the EC, we are required to complete ACT DMD and submit additional efficacy and safety data from the trial.

Based on information from the American Journal of Medical Genetics, we estimate that a nonsense mutation is the cause of Duchenne muscular dystrophy in approximately 13% of patients, or approximately 2,000 patients in the United States and 2,500 patients in the European Union. We estimate that approximately 40% of nmDMD patients are ambulatory and at least five years old.

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

We currently intend to submit a marketing authorization application, or MAA, with the EMA for the conditional approval of Translarna in nmCF in mid-2015, with the clinical results achieved in our prior Phase 3 clinical trial. However, we believe that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, will consider it important that ACT CF be well underway prior to our submission.  There is substantial risk that the EMA will not grant us conditional approval of Translarna for the treatment of nmCF.

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

Spinal Muscular Atrophy

We continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. In January 2014, a Phase 1a single ascending dose, placebo-controlled clinical trial in healthy volunteers was initiated.  The primary objectives of this trial were to explore safety and pharmacokinetics of the drug candidate, RG7800.  Preliminary findings in the Phase 1a study indicate that RG7800 was well-tolerated at all dose levels studied.  There were no deaths, serious adverse events (SAEs) or withdrawals due to adverse events (AEs) and no dose-related trends were identified.  Additionally, RG7800 demonstrated a dose-dependent effect on splicing of the SMN2 gene, as shown by a change in the ratio of full-length SMN2 mRNA to SMN2 mRNA without exon 7 (SMND7), which may be interpreted as proof of mechanism in terms of the expected pharmacodynamic effect. A Phase 1b/2a, multi-center, randomized, double-blind, placebo-controlled, multiple-dose clinical trial in SMA patients is expected to initiate before the end of 2014. We expect to receive a $10 million milestone payment from Roche upon initiation of the Phase 1b/2a trial.

BMI1

We have recently completed preclinical studies for our product candidate, PTC596, for the treatment of chemotherapy resistant cancers through the targeting of cancer stem cells. We plan to submit an investigational new drug application for PTC596 with the FDA during the fourth quarter of 2014 and to initiate a Phase 1 clinical study of PTC596 in the first half of 2015. PTC596 is a first-in-class, oral, potent and selective inhibitor of BMI1 protein expression. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma. We believe that reducing levels of BMI1 therefore represents a promising new therapeutic strategy to treat drug-resistant cancers.

Other

We are also pursuing additional programs to expand our pipeline that are currently either at the preclinical development or discovery stage. These are focused on new treatments for multiple therapeutic areas, including neuromuscular disease, oncology and infectious diseases. We recently declared a development candidate in our antibacterial program. This program is based on a novel chemical scaffold and we believe has the potential to address the significant need for new treatment options to combat multi-drug resistant Gram-negative gonorrhea.

Funding

To date, we have financed our operations primarily through our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. As of September 30, 2014, we had an accumulated deficit of $395.3 million. We had a net loss of $66.5 million for the nine months ended September 30, 2014 and a net loss of $33.7 million for the nine months ended September 30, 2013.

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates, including costs in connection with our preparations to initiate a Phase 1 clinical study for PTC596 under our BMI1 program. In addition, we may incur substantial costs in connection with our planned rolling submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of an MAA with the EMA for Translarna for the treatment of nmCF mid-2015. We have begun and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

Financial operations overview

Revenues

Our revenues to date have consisted primarily of collaborative agreements revenues and grant revenues.  To date, we have not generated significant product sale revenues. We are continuing to engage in significant commercialization efforts in connection with our plan to launch Translarna. We expect to commence our commercial launch in Germany within the next few months, with other key countries to follow throughout 2015 and beyond, subject to completion of each country’s market access process and timeline. In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries. We do not currently anticipate generating significant commercial revenue from Translarna for the treatment of nmDMD during fiscal 2014.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of ataluren for the treatment of nmDMD and nmCF, commence our Phase 2 proof-of-concept study in nmMPS I, prepare to initiate a Phase 1 clinical study in our PTC596 BMI1 program, continue our research activities in our preclinical programs and initiate clinical development of other product candidates. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three months and nine months ended September 30, 2014.

	Three months ended September 30,
	2014	2013
	(in thousands)
Translarna	$11,211	$7,234
Antibacterial	1,636	1,666
BMI1	588	788
Spinal muscular atrophy	518	809
Other research and preclinical	4,812	3,389
Total research and development	$18,765	$13,886

	Nine months ended September 30,
	2014	2013
	(in thousands)
Translarna	$29,831	$21,894
Antibacterial	5,786	4,525
BMI1	1,773	2,699
Spinal muscular atrophy	2,058	2,227
Other research and preclinical	13,519	8,510
Total research and development	$52,967	$39,855

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

We expect that general and administrative expenses will increase in 2014 and future periods as a result of the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe, and our planned efforts to commercialize Translarna for the treatment of nmDMD, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.

Interest income, net

Interest income, net consists of interest income earned on investments.

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

To date, our revenue has been generated primarily through collaborative research and development and licensing agreements and grants.

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

Product revenue. To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

We have recorded revenue on sales where Translarna is available on a reimbursed early access program and typically paid for by a government authority or institution. We generally recognize revenue for these named patient or cohort early access programs once the product is shipped through to the government authority or institution on a cash basis if all other revenue recognition criteria have been met.

We record revenue net of estimated discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

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

From January 1, 2014 through September 30, 2014, we issued a total of 1,469,496 stock options to various employees.  Of those, 447,850 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation.

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

The fair value of grants made in the period ended September 30, 2014 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2014
Risk-free interest rate	0.11%—2.04%
Expected volatility	79%—91%
Expected term	5.5 years—6.25 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2014 was $21.70 per share.

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

Restricted Stock Awards—Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of our common stock on the grant date, is expensed over the vesting period.

The following table summarizes information on our restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2014	1,110,226	$10.68
Granted	—	—
Vested	(371,280)	$10.60
Forfeited	(9,626)	$10.66
Unvested at September 30, 2014	729,320	$10.72

We recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$2,363	$677	$6,517	$1,378
General and administrative	2,258	1,963	6,088	3,764
Total	$4,621	$2,640	$12,605	$5,142

As of September 30, 2014 there was approximately $38.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1998, 2009 and 2013 Plans and the inducement grants made pursuant to the NASDAQ inducement grant exception as a component of our new hires’ employment compensation. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.70 years.

Results of operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
(in thousands)	2014	2013	Change 2014 vs. 2013
Revenues	$1,694	$16,289	$(14,595)
Research and development expense	18,765	13,886	4,879
General and administrative expense	10,530	6,679	3,851
Interest income (expense), net	354	27	327

Revenues.  Revenues were $1.7 million for the three months ended September 30, 2014, a decrease of $14.6 million, or 90%, from $16.3 million for the three months ended September 30, 2013. Net product sales were $0.1 million for the three months ended September 30, 2014.  In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries. Collaboration revenue was $0.7 million for the three months ended September 30, 2014, a decrease of $14.7 million, or 95%, from collaboration revenues of $15.4 million for the three months ended September 30, 2013. The decrease was due to a milestone payment of $10.0 million recognized in the third quarter of 2013 related to the SMA collaboration compared to the same period in 2014. Grant revenue was $0.9 million for the three months ended September 30, 2014, an increase of $0.1 million from grant revenue of $0.8 million for the three months ended September 30, 2013.

Research and development expense.  Research and development expense was $18.8 million for the three months ended September 30, 2014, an increase of $4.9 million, or 35%, from $13.9 million for the three months ended September 30, 2013. The increase resulted primarily from an increase in clinical trial expenses as well as an increase in non-cash, stock-based compensation of approximately $1.7 million.

General and administrative expense.  General and administrative expense was $10.5 million for the three months ended September 30, 2014, an increase of $3.8 million, or 57%, from $6.7 million for the three months ended September 30, 2013. The increase resulted primarily from increased costs related to commercial activities in support of the anticipated launch of Translarna across Europe and increased legal costs associated with establishing our international infrastructure.

Interest income (expense), net.  Net interest income was $0.4 million for the three months ended September 30, 2014.  The increase of $0.3 million from the three months ended September 30, 2013 was due to interest income related to investments offset by lower interest expense resulting from the payoff of debt in July 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
(in thousands)	2014	2013	Change 2014 vs. 2013
Revenues	$12,587	$30,285	$(17,698)
Research and development expense	52,967	39,855	13,112
General and administrative expense	26,803	17,735	9,068
Interest income (expense), net	774	(6,250)	7,024

Revenues.  Revenues were $12.6 million for the nine months ended September 30, 2014, a decrease of $17.7 million, or 58%, from $30.3 million for the nine months ended September 30, 2013. Net product sales were $0.1 million for the nine months ended September 30, 2014.  In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries. Collaboration revenue was $11.3 million for the nine months ended September 30, 2014, a decrease of $16.1 million, or 59%, from collaboration revenues of $27.4 million for the nine months ended September 30, 2013. The decrease was primarily due to a milestone payment of $10.0 million recognized in the third quarter of 2013 related to the SMA collaboration compared to the same period in 2014.  Grant revenue was $1.2 million for the nine months ended September 30, 2014, a decrease of $1.7 million, or 59%, from grant revenue of $2.9 million for the nine months ended September 30, 2013.

Research and development expense.  Research and development expense was $53.0 million for the nine months ended September 30, 2014, an increase of $13.1 million, or 33%, from $39.9 million for the nine months ended September 30, 2013. The increase resulted primarily from increased clinical trial expenses including the manufacturing of drug product for our clinical trials, regulatory costs associated with the efforts to obtain conditional approval for Translarna in Europe and increase in non-cash, stock-based compensation expense of $5.1 million.

General and administrative expense.  General and administrative expense was $26.8 million for the nine months ended September 30, 2014, an increase $9.1 million or 51% from $17.7 million for the nine months ended September 30, 2013. The increase resulted primarily from increased non-cash stock-based compensation expense of $2.3 million and costs related to efforts to obtain conditional approval for Translarna in the EEA, increased costs related to commercial activities and costs associated with establishing our international infrastructure.

Interest income (expense),net.  Net interest income was $0.8 million for the nine months ended September 30, 2014, an increase of $7.0 million from interest expense of $6.3 million for the nine months ended September 30, 2013. The increase was due to interest income related to investments offset by lower interest expense resulting from the payoff of debt in July 2013. Interest expense for the nine months ended September 30, 2013 was due to interest related to the debt discount associated with the convertible debt issued in 2013.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We are continuing to engage in commercialization efforts for Translarna for nmDMD and we plan to launch commercially in Germany within the next few months, with other key countries to follow throughout 2015, subject to completion of each country’s market access process and timeline. We have financed our operations primarily through the issuance and sale of our common stock in our public offerings in February 2014 and October 2014 and our initial public offering in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries. We do not currently anticipate generating significant commercial revenue from Translarna for the treatment of nmDMD during fiscal 2014.

In February 2014, we closed a public offering of 5,163,265 shares of common stock at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. We received net proceeds from the public offering of approximately $118.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us. On October 16, 2014, we closed a public offering of 3,450,000 shares of common stock at a public offering price of $36.25 per share, including 450,000 shares pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the public offering of approximately $117.5 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

As of September 30, 2014, we had cash and cash equivalents and marketable securities of $209.4 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine months ended September 30,
(in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(49,281)	$(32,459)
Investing activities	(31,983)	(133,697)
Financing activities	118,723	187,475

Net cash used in operating activities was $49.3 million for the nine months ended September 30, 2014 and $32.5 million for the nine months ended September 30, 2013. The change in net cash used in operating activities primarily related to supporting clinical development, including the ACT DMD study,  commercial activities in support of the anticipated launch of Translarna across Europe and costs associated with establishing our international infrastructure.

Net cash used in investing activities was $32.0 million for the nine months ended September 30, 2014 and $133.7 million for the nine months ended September 30, 2013. Cash used in investing activities was primarily related to net purchases of marketable securities for the nine months ended September 30, 2014 and September 30, 2013.

Net cash provided by financing activities was $118.7 million for the nine months ended September 30, 2014. Net cash provided by financing activities in 2014 was primarily attributable to approximately $118.4 million in net proceeds from the public offering in February 2014. Net cash provided by financing activities was $187.5 million for the nine months ended September 30, 2013. Net cash provided by financing activities in 2013 was primarily attributable to the $60.8 million in net proceeds that we received from the sale of Series Four preferred stock and $131.7 million in net proceeds that we received from our initial public offering in June of 2013.

Funding requirements

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates, including costs in connection with our preparations to initiate a Phase 1 clinical study for PTC596 under our BMI1 program. In addition, we may incur substantial costs in connection with our planned rolling submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of an MAA with the EMA for Translarna for the treatment of nmCF mid-2015. We may also seek marketing approval for Translarna for other indications or in other territories, which would significantly impact the timing and extent of our commercialization expenses.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through late 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Contractual obligations

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2014.

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations(1)	4,473	1,169	2,863	441	—
Total fixed contractual obligations	$4,473	$1,169	$2,863	$441	$—

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur significant expenses in connection with the expansion of our international commercial infrastructure, our commercial launch of Translarna ™ (ataluren) in Europe, our efforts to obtain broader regulatory approvals for Translarna, and the development of our product pipeline.  We expect to continue to incur operating losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of September 30, 2014, we had an accumulated deficit of $395.3 million. To date, we have financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.

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

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe, and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates, including in connection with our preparations to initiate a Phase 1 clinical study for PTC596 under our BMI1 program. In addition, we may incur substantial costs in connection with our planned rolling submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of an MAA with the EMA for Translarna for the treatment of nmCF mid-2015. We may also seek marketing approval for Translarna for other indications or in other territories, which would significantly impact the timing and extent of our commercialization expenses.

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

Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•                  successfully completing confirmatory Phase 3 clinical trials of Translarna for the treatment of either or both of nmDMD and nmCF and successfully initiating clinical trials of Translarna for the treatment of additional indications, including nmMPS I and successfully advancing our other programs and collaborations, including BMI1 and SMA;

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

We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF and prepare to commence our Phase 2 proof-of-concept study in nmMPS I and our Phase 1 clinical study for PTC596 under our BMI1 program, and continue our research activities in our preclinical and early clinical stage programs and initiate clinical development of other product candidates. Furthermore, since the closing of our initial public offering in June 2013, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

We believe that our existing cash and cash equivalents, including the net proceeds from our public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through late 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                  the progress and results of confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our planned Phase 2 proof-of-concept study for nmMPS I and our planned Phase 1 clinical study under our BMI1 program;

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

•                  the timing and costs related to our planned rolling submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of an MAA with the EMA for Translarna for the treatment of nmCF mid-2015;

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

We are continuing to engage in significant commercialization efforts for Translarna for nmDMD throughout Europe and we expect to commence our commercial launch in Germany within the next few months, with other key countries to follow throughout 2015 and beyond, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries. We do not currently anticipate generating significant commercial revenue from Translarna for the treatment of nmDMD during fiscal 2014. We expect that our commercial revenue, if any, generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the European Economic Area or other territories in which we have obtained marketing authorization. Other commercial revenue, if any, will be derived from sales of products that we are not planning to have commercially available for several years, if at all.

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

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates and preparing for the commercial launch of Translarna for nmDMD in Europe. We have not yet demonstrated our ability to successfully complete development of any product candidates, obtain marketing approvals (other than with respect to the conditional marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD), manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing. Based on information from the American Journal of Medical Genetics, we estimate that a nonsense mutation is the cause of Duchenne muscular dystrophy in approximately 13% of patients, or approximately 2,000 patients in the United States and 2,500 patients in the European Union. We estimate that approximately 40% of nmDMD patients are ambulatory and at least five years old. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain.

Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under the conditional marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients. In addition, the conditional marketing authorization granted by the European Commission is subject to an annual reassessment of the risk-benefit balance by the EMA. If we fail to meet the approval conditions established for Translarna, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend or withdraw the marketing authorization for Translarna. This would negatively impact our anticipated revenue from Translarna and would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Further, as part of the conditional marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD, we are required to complete ACT DMD. The conditional marketing authorization is subject to an annual reassessment of the risk-benefit balance by the EMA. If we fail to meet the approval conditions established for Translarna, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend or withdraw the marketing authorization for Translarna. This would negatively impact our anticipated revenue from Translarna and would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 ACT CF clinical trial of Translarna in nmCF or our Phase 2 proof-of-concept study of Translarna in nmMPS I, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. For example, nmCF and nmMPS I are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in our confirmatory Phase 3 clinical trial of Translarna in nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we currently intend to submit a marketing authorization application, or MAA, with the EMA for the conditional approval of Translarna in nmCF in mid-2015. Although we plan to submit the MAA with the clinical results achieved in our prior Phase 3 clinical trial in nmCF, we believe that the CHMP will consider it important that ACT CF be well underway prior to our submission. As a result, enrollment delays in ACT CF could also delay the timeline for our planned submission with the EMA.

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

We have no experience in the sale or marketing of pharmaceutical products, and we may be unable to successfully commercialize Translarna. To achieve commercial success for any approved product, we must either develop our commercial organization or outsource these functions to third parties. We are in the process of establishing our commercial infrastructure and plan to promote Translarna in the European Economic Area for the treatment of nmDMD using both internal and external resources. We plan to develop our commercial team in other geographic regions and for additional indications for Translarna or other product candidates, if and when such drugs are approved in the applicable region. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training an internal commercial team is expensive and time consuming and could delay any product launch. If the commercial launch of Translarna or any other product candidate for which we recruit a commercial team and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition such personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•                  our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•                  our inability to implement third party marketing and distribution relationships in territories where we do not pursue direct commercialization;

•                  the inability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe Translarna or any future products;

•                  the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  unforeseen costs and expenses associated with creating an independent commercial organization.

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

Third-party manufacturers or distributors may not be able to comply with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or regulations or similar regulatory requirements outside Europe and the United States. Our failure, or the failure of our third-party manufacturers or distributors, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions, criminal prosecutions or debarment, any of which could significantly and adversely affect supplies of our product candidates.

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

For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our pending MAA for conditional approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings related to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our conditional marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.

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

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and abilities to successfully perform the functions assigned to them in these arrangements. In particular, the successful development of a product candidate from our spinal muscular atrophy program will initially depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche continues clinical development of the current clinical candidate or pursues clinical development of any other compounds identified under the collaborations.

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

Our product candidates, including Translarna, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have received conditional marketing authorization to market Translarna in the European Economic Area, but have not otherwise received marketing approval for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction. In 2011, we submitted a new drug application, or NDA, to the FDA for approval of Translarna for the treatment of nmDMD. The FDA refused to file this NDA on the grounds that the NDA did not contain substantial evidence of effectiveness based on the single placebo controlled Phase 2b clinical trial conducted to date. We currently intend to commence a rolling submission with the FDA for Translarna for the treatment of nmDMD before the end of 2014 and to submit a marketing authorization application with the EMA for Translarna for the treatment of nmCF mid-2015.

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

•                  product seizure;

•                  injunctions;

•                  the imposition of civil or criminal penalties; or

•                  debarment.

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

For example, each country in the European Economic Area has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to the conditional marketing authorization granted by the European Commission in any particular member state of the European Economic Area until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.

We are in the process of preparing and submitting pricing and reimbursement submissions with respect to Translarna for the treatment of nmDMD in those European countries where pricing and reimbursement approvals are required for launch. This process varies from country to country and can take over 18 months to complete. We cannot predict the timing of Translarna’s launch in countries where we are awaiting pricing and reimbursement guidelines. If we experience delays and unforeseen difficulties in obtaining pricing and reimbursement approvals, planned launches in the affected countries would be delayed and our anticipated revenue from Translarna and our growth prospects could be negatively affected. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Translarna on a timely basis, or at all. We may not be able to file for additional marketing approvals and may not receive all necessary approvals to commercialize our products in any market.

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

Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. The renewal of the conditional marketing authorization for Translarna for the treatment of nmDMD granted by the European Commission is conditioned on our ability to complete ACT DMD. If the results of ACT DMD are not favorable, the European Commission may decline to renew our conditional marketing authorization or require additional clinical trials. Likewise, even if we obtain conditional approval for Translarna for the treatment of nmCF, we may not be able to renew such conditional approval. A failure to renew any conditional approval that has been granted or that we may obtain prior to full approval for the applicable indication would prevent us from continuing to market Translarna for such indication.

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

Our relationships with customers, healthcare providers and professionals and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates, including Translarna, for which we obtained conditional marketing approval in the European Economic Area. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.

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

Restrictions and reporting requirements under applicable federal and state healthcare laws and regulations, and equivalent laws and regulations in Europe, include, and are not limited to, the following:

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

•                  Laws governing the advertising and promotion of medicinal products, interactions with physicians and patients, misleading and comparative advertising and unfair commercial practices. For example, legislation adopted by individual EU member states that may apply to the advertising and promotion of medicinal products require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws, regulations, transparency requirements and self-regulatory codes will involve substantial costs. We cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations and codes. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any drug. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We are highly dependent on Dr. Stuart W. Peltz, our co-founder and Chief Executive Officer, and the other principal members of our executive and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. For example, during the third quarter of 2014, Cláudia Hirawat announced that she is resigning from her current position as our President, and we are currently working to develop an advisory, non-executive relationship with her. We do not maintain “key person” insurance on any of our executive officers. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

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

A significant number of our total outstanding shares are “restricted” securities but are able to be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. A significant number of our shares are currently “restricted” securities as a result of securities laws, but are able to be sold, subject to any applicable volume limitations under federal laws with respect to affiliate sales. Moreover, certain holders of an aggregate of 1,894,327 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In connection with the recent underwritten public offering of our common stock, the holders of these securities waived these registration rights for a period that ends 90 days after October 16, 2014, the closing of the offering.

We also have registered on a Form S-8 registration statement all shares of common stock that we may issue under our equity compensation plans and we have a significant number of shares that are subject to outstanding options. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of these options and the subsequent sale of the underlying common stock could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with the recent underwritten public offering of our common stock, we and our directors and executive officers entered into lock-up agreements for a period of 90 days after the offering.

Upon expiration or earlier release of the lock-up agreements, we and our directors and executive officers may sell securities into the market, which could adversely affect the market price of shares of our common stock. In addition, during the lock-up period and thereafter, sales of shares of common stock held by our directors and executive officers are permitted under trading plans, as in effect as of the date of the applicable lock-up agreement, established pursuant to Rule 10b5-1 of the Exchange Act.

Certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. As of November 5, 2014, an aggregate of 256,927 shares of our common stock, including shares of our common stock underlying stock option awards, held by nine of our directors and executive officers were subject to sale under these Rule 10b5-1 plans.

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

As of September 30, 2014, we have used approximately $40.4 million of the net offering proceeds primarily to fund the clinical development of Translarna for the treatment of nmDMD and nmCF, to seek marketing approval in the European Union and the United States for Translarna for these indications, for pre-approval commercial efforts for Translarna, to fund research and development of Translarna for additional indications and for our earlier stage programs, and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

PTC THERAPEUTICS, INC.

Date: November 6, 2014	By:	/s/ Shane Kovacs
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet at December 31, 2013 and September 30, 2014 (unaudited), (ii) Statements of Operations for the three month period ended September 30, 2013 and 2014 and the nine month period ended September 30, 2013 and 2014, (iii) Statements of Cash Flows for the nine month period ended September 30, 2013 and 2014, and (iv) Notes to Financial Statements (unaudited).