Form 10-K
period 2014-12-31
PTC THERAPEUTICS, INC.
filed 2015-03-02
CIK 1070081

Use these links to rapidly review the document
TABLE OF CONTENTS PTC Therapeutics, Inc.
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MarkOne)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $683,512,510. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

          As of February 24, 2015, the registrant had 33,688,913 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2014.

PTC Therapeutics, Inc.

i

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

  •
  the timing and conduct of our clinical trials of Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy, cystic fibrosis and mucopolysaccharidosis type I, or MPS I, caused by nonsense mutations, as well as our trials in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

  •
  the rate and degree of market acceptance and clinical utility of Translarna;

  •
  our ability to commercialize Translarna in general, and specifically as a treatment for Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, including our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the European Economic Area;

  •
  the timing of and our ability to obtain additional marketing approvals of Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

  •
  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs on adequate terms;

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

  •
  the potential receipt of revenues from future sales of Translarna and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD;

  •
  our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver Translarna in commercially sufficient quantities and the ability of our single specialty pharmacy distributor to process orders in a timely manner and satisfy its other obligations to us;

  •
  our ability to establish and maintain arrangements for the manufacture of Translarna and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

  •
  our plans to pursue development of Translarna for additional indications other than Duchenne muscular dystrophy, cystic fibrosis and MPS I, caused by nonsense mutations;

  •
  our ability to maintain the marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area, which is conditioned upon completion of our Phase 3 confirmatory trial in nmDMD, among other things, and subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization;

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A. Risk Factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

        You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

        In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to "PTC," "PTC Therapeutics," "we," "us," "our," and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiaries. The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

        All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

PART I

Item 1.    Business

Overview

        We are a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology we refer to as post-transcriptional control. The letters "PTC" in our corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. We believe that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases.

        Our lead product, Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. Our authorization in the EEA is subject to annual review and renewal by the European Medicines Agency, or EMA, following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization is further conditioned on our ability to complete our global, confirmatory Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. See "Business—Regulation in the European Union" on page 40 and "Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates" on page 77 for further detail regarding the EMA's approval process, including a description of the risk-benefit balance.

        We launched Translarna on a commercial basis in Germany in December 2014 and expect to expand our launch activities across the EEA throughout 2015 and future years, subject to successful completion of pricing and reimbursement negotiations. Concurrently, we have been pursuing reimbursed early access programs, or EAP programs, in selected countries where those mechanisms exist, both within the EEA and in those countries outside of the EEA that will reference the EMA approval. In December 2014, we began filing our New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, on a rolling basis for Translarna for the treatment of nmDMD. Our ACT DMD trial is ongoing with top-line data expected in the fourth quarter of 2015. Assuming positive data, we intend to complete our NDA submission in late 2015 and, if granted priority review and approval by the FDA, believe we have the potential to begin commercialization in the U.S. shortly thereafter.

        We are currently enrolling a global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We refer to this trial as ACT CF. We anticipate completing enrollment in this trial by the end of 2015 with top-line data about a year later. In the second half of 2015, we intend to file a variation to our marketing authorization of Translarna in the European Economic Area, described above, to seek approval for the treatment of nmCF. See "Business—Regulation in the European Union" on page 40 for further detail regarding the variation process. If approved, such variation will likely be subject to annual review and renewal by the EMA and conditioned upon our ability to provide comprehensive clinical data from ACT CF in a similar manner as our marketing authorization for Translarna in nmDMD.

        We are also pursuing the development of Translarna for the treatment of mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I. We are initiating our Phase 2 proof-of-concept clinical study in nmMPS I and expect data by the end of 2015. We expect to initiate a proof-of-concept study for Translarna in at least one additional indication during 2015.

        We hold worldwide commercialization rights to Translarna for all indications in all territories. The EMA has designated Translarna as an orphan medicinal product and the FDA has granted orphan drug designation to Translarna for the treatment of nmDMD, nmCF and MPS I.

        Based on its understood mechanism of action, Translarna may have benefit in the treatment of patients with any genetic disorder that arises as a result of a nonsense mutation. The marketing authorization granted by the EC, described above, was primarily based upon the safety and efficacy results of our prior Phase 2b clinical trial of Translarna for the treatment of nmDMD. We believe that by incorporating our learnings from our completed trials in Translarna, including natural history data and our analysis, we have been able to enhance our trial designs for ACT DMD and ACT CF. We completed our Phase 2b clinical trial of Translarna for the treatment of nmDMD in 2009 and we completed a Phase 3 clinical trial of Translarna for the treatment of nmCF in 2011. While we did not achieve the primary efficacy endpoint in either trial with the pre-specified level of statistical significance, we believe that the collective data from these trials, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials.

        We continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. In January 2014, a Phase 1 single ascending dose, placebo-controlled clinical study in healthy volunteers was initiated. The primary objectives of this trial were to explore safety and pharmacokinetics of the drug candidate, RG7800. Preliminary findings in the Phase 1 study indicate that RG7800 was well-tolerated at all dose levels studied. Additionally, RG7800 demonstrated a dose-dependent effect on splicing of the SMN2 gene, as shown by a change in the ratio of full-length SMN2 mRNA to SMN2 mRNA without exon 7 (SMND7), which may be interpreted as proof of mechanism in terms of the expected pharmacodynamic effect. MOONFISH, a Phase 2, multi-center, randomized, double-blind, placebo-controlled, multiple-dose clinical trial in SMA patients was initiated in November 2014. We received $17.5 million in milestone payments from Roche during 2014 in connection with these program advancements.

        In addition, we have a pipeline of product candidates that are in early clinical and preclinical development. Our cancer stem cell program targeting chemotherapy resistant cancers successfully completed IND-enabling studies in 2014 and is expected to begin a Phase 1 clinical study in the first half of 2015. Our preclinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including neuromuscular disease, oncology and infectious disease. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies.

Significant Developments in 2014

  •
  Translarna authorized in the European Economic Area: In August 2014, PTC's lead product, Translarna, received marketing authorization in the 31 member states of the EEA for the treatment of nmDMD, representing the first ever approved treatment for the underlying cause of the disease. Reimbursed early access programs were authorized in a number of countries both within and outside of the EEA throughout the second half of the year. In December 2014, PTC launched Translarna on a commercial basis in Germany. PTC's approval in the EEA is subject to annual EMA reassessment and is further conditioned on the completion of, and submission of the final report for, ACT DMD, during 2015.

  •
  Rolling New Drug Application submitted for Translarna in the U.S.: In December 2014, PTC began submitting a rolling NDA to the FDA for the approval of Translarna in nmDMD. We expect to launch Translarna for nmDMD in the U.S. in the first half of 2016, subject to FDA review.

  •
  Confirmatory Phase 3 ACT CF trial initiated: In June 2014, PTC initiated ACT CF. PTC intends to file a variation to its marketing authorization for Translarna in the EEA described above to seek approval for the treatment of nmCF in the second half of 2015. If approved, such variation will likely be subject to annual review and renewal by the EMA and conditioned upon our ability to provide comprehensive clinical data from ACT CF in a similar manner as our marketing authorization for Translarna in nmDMD.

  •
  SMA program completed Phase 1 study in healthy volunteers and began Phase 2 study in SMA patients: In the spring of 2014, the Phase 1 clinical study was successfully completed. All doses studied were safe and well tolerated. Additionally, a dose-dependent effect on SMN2 splicing as shown by a change in the ratio of full-length SMN2 mRNA to SMN2 mRNA without exon 7 (SMND7) was demonstrated, which is interpreted as proof of mechanism in terms of the expected pharmacodynamic effect. In November 2014, a Phase 2 clinical study, called MOONFISH, was initiated in SMA patients.

Products and Development Programs

        The following table summarizes key information about our most advanced product development programs. All of the compounds in these programs are new chemical entities that we identified using our proprietary technologies.

Program	Development status	Partner
Translarna for nmDMD	• Marketing authorization granted by EC(1) • Confirmatory Phase 3 ACT DMD fully enrolled; top-line data expected in fourth quarter of 2015	N/A
Translarna for nmCF	• Confirmatory Phase 3 ACT CF trial ongoing • Enrollment in ACT CF expected by end of 2015	N/A
Translarna for nmMPS I	• Initiating Phase 2 proof-of-concept study	N/A
Spinal muscular atrophy	• Phase 1 clinical study completed • Phase 2 clinical study initiated	Roche SMA Foundation
Cancer stem cell program (PTC596)	• Phase 1 clinical study to be initiated in first half of 2015	N/A
Antibacterial (PTC672)	• Initiating IND-enabling studies	N/A

(1)
Subject to annual EMA reassessment and the completion of, and submission of the final report for, ACT DMD, during 2015.

TranslarnaTM (ataluren)

Mechanism of action

        We discovered Translarna by applying our technologies to identify molecules that promote or enhance the suppression of nonsense mutations. Nonsense mutations are implicated in a variety of genetic disorders. Nonsense mutations create a premature stop signal in the translation of the genetic code contained in mRNA and prevent the production of full-length, functional proteins. We believe that Translarna interacts with the ribosome, which is the component of the cell that decodes the mRNA molecule and manufactures proteins, to enable the ribosome to read through premature nonsense stop signals on mRNA and allow the cell to produce a full-length, functional protein. As a result, we believe that Translarna has the potential to be an important therapy for nmDMD, nmCF and nmMPS I, and other genetic disorders for which a nonsense mutation is the cause of the disease. Genetic tests are available for many genetic disorders, including Duchenne muscular dystrophy, cystic fibrosis and MPS I, to determine if the underlying cause is a nonsense mutation. Translarna has been generally well tolerated in all of our clinical trials to date, which involved over 750 individuals dosed with Translarna.

Nonsense mutation Duchenne muscular dystrophy (nmDMD)

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

        Because the dystrophin gene is located on the X chromosome, Duchenne muscular dystrophy occurs almost exclusively in young boys. According to Parent Project Muscular Dystrophy, Duchenne muscular dystrophy occurs in approximately 1 in 3,500 live male births. Based on this prevalence data, we estimate that Duchenne muscular dystrophy affects a total of approximately 15,000 boys and adolescents in the United States. Based on data from Orphanet, a public reference portal for information on rare disorders and orphan drugs, we estimate that Duchenne muscular dystrophy affects a total of approximately 19,000 boys and adolescents in the European Union. Genetic tests are available to determine if a patient's Duchenne muscular dystrophy is caused by a nonsense mutation. Based on information from Prior, et al. (1995) in the American Journal of Human Genetics, we estimate that a nonsense mutation is the cause of Duchenne muscular dystrophy in approximately 13% of patients. Overall, we estimate that the potential opportunity for a treatment for nonsense mutation DMD is approximately 7,000 patients worldwide including 2,000 patients in the United States, 2,500 patients in the European Union and 2,500 patients in the rest-of-world including Latin America, Japan and Australia. nmDMD is an ultra-rare, life threatening disorder. Without treatment, patients with Duchenne muscular dystrophy typically lose walking ability by their early teens, require ventilation support in their late teens and, eventually, die due to heart and lung failure. The average age of death for Duchenne muscular dystrophy patients is in their mid-twenties.

Commercial efforts for Translarna in nonsense mutation Duchenne muscular dystrophy

        In August 2014, we were notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization allows us to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. Our marketing authorization is subject to our satisfaction of certain conditions and subject to annual review and renewal by the European Medicines Agency, or EMA, following its reassessment of the risk-benefit balance of the authorization. We submitted a marketing authorization renewal request to the EMA in February 2015. We plan to seek to renew the marketing authorization on an annual basis until our obligations have been fulfilled. As part of the marketing authorization granted by the EC, we are required to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial by the end of 2015.

        This authorization was primarily based on safety and efficacy results and our retrospective analyses of study data submitted from our 48-week, 174-patient Phase 2b double-blind, placebo controlled trial. Our post-hoc retrospective analysis from this trial showed that nmDMD patients treated with Translarna (40 mg/kg given daily) walked on average 31.3 meters farther than patients on placebo, as measured by the change in six-minute walk distance from baseline to Week 48. Positive trends in the rate of decline in ambulation was observed in patients receiving Translarna based on an analysis of time to 10 percent worsening in six-minute walk distance. Safety results showed that Translarna was generally well tolerated. Serious adverse events were infrequent and none were considered to be related to Translarna.

        During 2014 we engaged in significant commercialization efforts with respect to Translarna for the treatment of nmDMD. In connection with the expansion of our global presence, we established our international headquarters in Dublin, Ireland. We commenced our commercial launch of Translarna in Germany in December 2014, and expect other key countries in the EEA to follow throughout 2015 and beyond, subject to successful completion of pricing and reimbursement negotiations. In the second half of 2014, we began submitting country-specific market access submissions for our initial launch countries. The market access process, including pricing and reimbursement negotiations, varies from country to country and can take over 18 months in certain circumstances. We ultimately intend to market Translarna in all markets in the EEA where market access is possible. We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists.

        In parallel, during 2014 we sought and received authorization for reimbursed early access programs for Translarna for nmDMD patients in selected territories, which we refer to as our EAP program. Our EAP program is intended to make Translarna available to patients before commercial product becomes available in those countries in accordance with local regulations. Funded named patient programs for Translarna, which form part of our EAP program, have already been authorized in Spain, Israel, Turkey, Columbia and Greece. In July 2014, the French National Agency for Medicines and Health Products Safety granted a Temporary Authorization for Use, or ATU cohort, and in December 2014, Translarna was approved for reimbursement on a cohort basis in Italy. Under a named patient program a physician on behalf of the specific, or "named" patient requests access to Translarna, whereas, the ATU cohort in France and the reimbursement program in Italy allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria.

        We expect to seek regulatory approval for Translarna in those territories outside of the European Economic Area that will reference the marketing authorization in the EEA described above as the basis for a local market authorization process. This will include specific countries where we have elected to market Translarna through a third-party distributor/marketing partner.

        During the fourth quarter of 2014 we initiated a rolling new drug application, or NDA with the FDA for Translarna as a treatment for nmDMD. We believe this process gives the FDA an opportunity to conduct a meaningful review of most of the segments of our NDA, ahead of reviewing our ACT DMD data. We expect that the submission of the ACT DMD data will complete our rolling NDA and allow for FDA review. Concurrently, in preparation for a potential U.S. launch in the first half of 2016, we have begun building out our commercial team and infrastructure in the U.S.

Ongoing clinical development of Translarna in nonsense mutation Duchenne Muscular Dystrophy

        We are currently conducting a global, confirmatory Phase 3 clinical trial to evaluate the efficacy and safety of Translarna (ataluren) in patients with nmDMD, which we refer to as the Ataluren Confirmatory Trial in DMD, or ACT DMD. ACT DMD is a multicenter, randomized, double-blind, placebo controlled Phase 3 clinical trial. In September 2014, we completed enrollment of approximately 230 patients at investigational sites worldwide in ACT DMD and top-line data is expected in the fourth quarter of 2015. In designing ACT DMD, we sought to reflect the views expressed by both the EMA and the FDA in our discussions with these regulatory authorities. We believe that these trial results, if favorable, could serve as the basis for full approval by the EMA and the FDA of Translarna for the treatment of nmDMD. We expect to be able to submit applications for full marketing approval of

Translarna for the treatment of nmDMD in both the European Union and the United States by the end of 2015.

        The primary objective of ACT DMD is to evaluate the effect of Translarna on ambulation. The primary efficacy endpoint specified in our trial protocol is mean change from baseline over 48 weeks in distance walked during a 6-minute walk test, which we also refer to as 6-minute walk distance. The 6-minute walk test is well established as an endpoint for a number of different rare and orphan diseases involving muscle wasting and weakness. Following completion of our Phase 2b clinical trial described below, the 6-minute walk test has become the most common primary endpoint currently used in Duchenne muscular dystrophy clinical trials. Supportive analyses of ambulation in our trial protocol includes proportion of patients with at least 10% worsening in 6-minute walk distance at week 48 of the trial compared to baseline; time from baseline to persistent 10% worsening in 6-minute walk distance; and change from baseline in percent of predicted 6-minute walk distance compared to healthy boys matched for age and height, which we refer to as %- predicted 6-minute walk distance.

        Secondary endpoints in the trial include change in timed tests of muscle function based on time to climb four stairs, descend four stairs and run/walk 10 meters. Timed function tests are well established in the clinical evaluation of Duchenne muscular dystrophy and are generally accepted to be predictive of future loss of ambulation. Restoration of dystrophin stabilizes muscle membranes, so that the integrity of muscle fibers is maintained, but does not directly increase muscle strength. As a result, we believe that timed function tests provide a more sensitive measure of treatment effect than measures of muscle strength. In addition, because many Duchenne muscular dystrophy patients have very low baseline muscle strength, it is difficult to demonstrate a difference in the rate of decline of muscle strength in these patients. The trial protocol also includes as secondary endpoints a composite of muscle function tests specifically designed for ambulant Duchenne muscular dystrophy patients, referred to as the North Star Ambulatory, and a PTC-developed disease symptom survey that will be based on patient-reported changes in activities of daily living.

        The ACT DMD trial protocol specifies certain key inclusion criteria for patients enrolled in the trial: the patient must be seven through 16 years of age; at baseline, the patient must walk no more than 80% of predicted 6-minute walk distance compared to healthy boys matched for age and height, but have the ability to walk at least 150 meters during the 6-minute walk test; and the patient must have used systemic corticosteroids for a minimum of six months prior to start of treatment.

        The ACT DMD trial protocol provided for the exclusion of patients from the trial if, among other things, they recently used systemic aminoglycoside antibiotics, recently initiated or changed corticosteroid therapy or previously received Translarna treatment. We are performing study assessments at clinic visits every eight weeks. Patients enrolled in ACT DMD will undergo 48 weeks of blinded treatment prior to the final analysis and will be stratified based on age, baseline 6-minute walk distance, and duration of prior use of corticosteroids.

        At the completion of blinded treatment, an open label continuation trial is available to patients who successfully complete the trial in countries where Translarna is not commercially available at that time. Patients in the continuation trial will receive Translarna in the same dosing regimen as in ACT DMD.

        The study population and outcome measures that we are using in ACT DMD are based on, and reflect our analysis of the results of, our completed Phase 2b clinical trial for the treatment of nmDMD, including data regarding disease progression, referred to as natural history data, based on patient age and baseline walking ability. Specifically, in our Phase 2b clinical trial:

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

  •
  The 6-minute walk distance for patients at least seven years of age decreased at different rates over 48 weeks depending on their baseline 6-minute walk distance. Patients whose baseline 6-minute walk distance was greater than 350 meters tended to have stable 6-minute walk distance over 48 weeks. Patients with baseline 6-minute walk distance of less than 350 meters generally declined over 48 weeks, some to the point of becoming non-ambulatory. Accordingly, to focus on patients likely to be in the decline phase of the disease, our ACT DMD trial design requires that patients must walk no more than 80% of predicted 6-minute walk distance compared to healthy boys matched for age and height.

        In addition, we performed a post-hoc, retrospective subgroup analysis of patients from our completed Phase 2b clinical trial who would meet the enrollment criteria for ACT DMD. This analysis showed a much larger treatment effect in mean change in 6-minute walk distance over 48 weeks between Translarna and placebo in this subgroup than in the overall population included in the Phase 2b clinical trial.

        In light of the natural history data from our Phase 2b clinical trial and this retrospective subgroup analysis, ACT DMD is focused on patients in the decline phase of the disease based on age and baseline 6-minute walk distance. The intent of focusing on patients in the decline phase of the disease is to enhance the demonstration of Translarna's effect to slow decline in walking ability. In addition, we believe that by only enrolling patients who are being treated with systemic corticosteroids, the variability of 6-minute walk distance results will be reduced. Notwithstanding that we expect a larger treatment effect and less variability of results in ACT DMD than in our Phase 2b clinical trial, the sample size of patients in our ACT DMD is designed to be large enough to achieve statistical significance even if we achieve the same treatment effect and similar variability as in our Phase 2b clinical trial.

Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy

Phase 2b clinical trial of Translarna for nmDMD

        Overview.    In March 2010, we announced the results of a randomized, double-blind, placebo controlled, dose ranging Phase 2b clinical trial evaluating the long term efficacy and safety of Translarna in patients with nmDMD as confirmed by gene sequencing. We conducted this clinical trial in 174 patients in 11 countries. The primary objective of this trial was to evaluate the effect of Translarna on ambulation using 6-minute walk distance at week 48 of the trial compared to baseline as the primary efficacy endpoint. Supportive analyses of ambulation consisted of the proportion of patients with at least 10% worsening in 6-minute walk distance at week 48 of the trial compared to baseline and time to persistent 6-minute walk distance 10% worsening from baseline. Multiple additional secondary and exploratory endpoints, including, among others, tests of muscle function based on time to climb four stairs, descend four stairs, run/walk 10 meters and stand from supine, were monitored for the primary purpose of gaining a greater understanding of clinical trial design in DMD. We assessed safety through collection of adverse event information, measurement of laboratory parameters and performance of electrocardiograms, or ECGs. We also evaluated study drug compliance and Translarna plasma concentrations.

        Patients enrolled in this trial were at least five years of age, had the ability at baseline to walk at least 75 meters unassisted during a 6-minute walk test, had onset of disease signs/symptoms prior to age nine, had elevated creatine kinase levels, and had ongoing difficulty with walking. Patients were excluded from the trial if they had a prior or ongoing clinically significant illness, had a positive hepatitis B or hepatitis C test or had recently used systemic aminoglycosides. Patients receiving corticosteroid therapy were required to have initiated therapy more than six months prior to enrollment and to be on a stable dosing regimen for at least three months prior to entering the trial. The trial protocol specified a clinic visit every six weeks to assess efficacy and safety and an interim laboratory visit every three weeks for the first 24 weeks of the trial. The treatment duration was 48 weeks.

        Patients were stratified based on age, baseline 6-minute walk distance, and use of corticosteroids. Patients were randomized in a 1:1:1 ratio to receive (i) placebo; (ii) daily dose of 40 mg/kg of Translarna, or the 40 mg group; and (iii) daily dose of 80 mg/kg of Translarna, or the 80 mg group.

        Pre-specified analysis in ITT population.    We performed the primary analysis of the mean change in 6-minute walk distance from baseline to 48 weeks specified in the trial protocol in the intent-to-treat, or ITT, population. The ITT population included all 174 randomized patients with a valid 6-minute walk test available at baseline and at least one post-baseline visit. Analysis of the results of the ITT population showed that patients in the 40 mg group had notably less decline in their walking ability than the patients taking placebo, with a difference of 29.7 meters between the 40 mg group and placebo in mean change in 6-minute walk distance over 48 weeks. Although this result was consistent with the clinically meaningful treatment effect of 30 meters specified in the trial protocol, the resulting nominal p-value of 0.149 was not statistically significant at the pre-specified level of less than 0.05. Typically, a trial result is statistically significant if the chance of it occurring when the treatment is like placebo is less than one in 20, resulting in a p-value of less than 0.05. A p-value is called nominal if it is the result of one particular comparison when more than one comparison is possible, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed

        In addition, ITT population analysis showed that there was no difference between patients in the 80 mg group from placebo in mean change in 6-minute walk distance over 48 weeks. Although unanticipated, this finding is consistent with a bell-shaped dose-response curve that we observed in four subsequent non-clinical studies of Translarna in Duchenne muscular dystrophy and other genetic disorders. Under analysis of the ITT population, pre-specified measurements of supportive analyses of ambulation were not reached in any of the three treatment arms of the trial.

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

        The results of our post-hoc analysis of the primary efficacy endpoint of this trial are shown in the table below.

Change in 6-minute walk distance from baseline to week 48 (corrected ITT analysis)

	Treatment arm
Summary of change from baseline to week 48	Placebo N=57	Translarna 40 mg/kg/day N=57	Translarna 80 mg/kg/day N=60
Mean (standard deviation), meters	–44.1 (88.0)	–12.9 (72.0)	–44.8 (84.8)
Mean difference from placebo, meters		31.3	–0.7
Nominal p-value (vs. placebo)		0.0281	0.912
Adjusted p-value (vs. placebo)		0.0561	0.991

        In the corrected ITT analysis, the difference between the 40 mg group and placebo in mean change in 6-minute walk distance over 48 weeks was 31.3 meters. We observed clear separation between the 40 mg group and placebo, with the difference between the arms increasingly favoring the 40 mg group over time. The resulting nominal p-value for the comparison of mean change in 6-minute walk distance from baseline to week 48 for the 40 mg group versus placebo was 0.0281. However, because two dose levels were compared to placebo, we were required to apply a multiplicity adjustment, which yielded a final adjusted p-value of 0.0561 for the 40 mg group versus placebo.

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

        Secondary endpoints.    Patients in the 40 mg group trended better than the placebo group in several of the secondary endpoints tracked during this trial, however the trial was not powered to detect statistically significant differences in secondary endpoints. Patients in the 40 mg group and exceeded the clinically meaningful threshold of 1.5 seconds for stair-climbing and stair-descending in the ITT analysis and for running/walking in the corrected ITT analysis. In a supine to stand test, we did not observe any difference between Translarna and placebo. Other secondary endpoints showed trends favoring patients treated with Translarna, but at levels below a threshold considered to be clinically meaningful, including: muscle strength (tested through myometric evaluations), frequency of falls (based on patients/caregiver notation), and health related quality of life and treatment satisfaction (based on patient reports).

        Safety and tolerability.    Translarna was generally well tolerated at both dose levels in our Phase 2b clinical trial. There were no study discontinuations due to adverse events. Most treatment-emergent adverse events were mild or moderate in severity. Investigators' attributions of drug-related adverse effects were generally similar across the placebo and Translarna arms. The most common adverse events in this trial were vomiting (46.6% overall), headache (29.3%), diarrhea (24.1%), nasopharyngitis (20.7%), fever (19.0%), cough (19.0%) and upper abdominal pain (17.8%). These events were generally balanced across treatment arms and are typical of pediatric illnesses. Adverse events with at least a 10% incidence in any treatment arm that were seen with increased frequency from the placebo group to the 40 mg group to the 80 mg group were nausea (12.3% for placebo, 14.0% for the 40 mg group and 16.7% for the 80 mg group), abdominal pain (7.0% for placebo, 12.3% for the 40 mg group and

16.7% for the 80 mg group), pain in extremity (10.5% for placebo, 12.3% for the 40 mg group and 13.3% for the 80 mg group), flatulence (7.0% for placebo, 8.8% for the 40 mg group and 11.7% for the 80 mg group) and nasal congestion (7.0% for placebo, 8.8% for the 40 mg group and 10.0% for the 80 mg group). There were no serious adverse events observed during the trial that were considered possibly or probably related to Translarna. Determination of relatedness of the serious adverse event to Translarna was made by the trial investigator, based on his or her judgment.

Phase 2a clinical trial of Translarna for nmDMD

        In October 2007, we announced the results of an open label Phase 2a clinical trial evaluating Translarna in 38 patients with nmDMD. The primary objective of this trial was to obtain indications of pharmacological activity. The primary efficacy endpoint in this trial was the change from baseline measurement of dystrophin levels in a muscle in the foot known as the extensor digitorum brevis. nmDMD patients enrolled in this trial were at least five years of age, had increased levels of serum creatine kinase, or CK, and had absent or diminished dystrophin protein on muscle biopsy. All participants in the trial received Translarna treatment for 28 days at one of three varying doses (12 mg/kg/day, 40 mg/kg/day and 80 mg/kg/day). In this trial, Translarna induced a mean 11.0% increase in muscle dystrophin expression over the 28 days of treatment, with 23 of the 38 patients (61%) showing an increase from baseline. We observed serum CK reductions in 35 of the 38 patients (92%) at the end of treatment. With cessation of Translarna treatment, mean serum CK concentrations reverted toward baseline. Changes in myometry scores and timed function tests were small and not statistically significant with 28 days of Translarna treatment. Anecdotal reports from the parents and teachers of several boys noted evidence of greater activity, increased endurance and less fatigue during Translarna administration. Pharmacokinetic results from this trial indicated that both the 40 mg/kg/day and the 80 mg/kg/day dose regimens achieved plasma concentrations of Translarna that were predicted to have a therapeutic effect, based on preclinical data. The 12 mg/kg/day regimen did not consistently achieve these levels, and as a result we did not include this dosing regimen in our subsequent Phase 2b clinical trial.

Nonsense mutation cystic fibrosis (nmCF)

        Cystic fibrosis is among the most common life-threatening genetic disorders worldwide. It is caused by a mutation in the DNA that results in either the absence or very low levels of the cystic fibrosis transmembrane conductance regulator, or CFTR, protein. Cystic fibrosis results in the body producing abnormally thick and sticky mucus that clogs multiple organs, including the lungs, pancreas and liver. Cystic fibrosis leads to progressive loss of lung function, potentially life-threatening lung infections, permanent pancreatic damage and malnutrition. The average age of death for cystic fibrosis patients is approximately 27 years.

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

        Mutations causing cystic fibrosis are categorized in five different classes, Class I through Class V. Class I consists of nonsense mutations and is the most severe because there is absence of CFTR production and no CFTR on the surface of the lung cells. Patients from six to 18 years of age with two Class I mutations, one on each of a pair of genes, have on average 10% lower forced expiratory volume in one second, or FEV1, measures than patients with two Class II mutations. FEV1 is a measure of the volume of air that has been exhaled at the end of the first second of forced expiration. Translarna targets Class I mutations. Class II mutations are targeted by corrector drugs, which promote the production or movement of CFTR protein from within the cell to the cell surface. In contrast, the milder mutations, Class III, IV and V, are targeted by potentiator drugs, which enhance the effect of abnormal CFTR that is already present on the cell surface.

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

Ongoing clinical development of Translarna in nonsense mutation cystic fibrosis

        At the end of the second quarter of 2014, we initiated a global, confirmatory Phase 3 clinical trial to evaluate the efficacy and safety of Translarna (ataluren) in patients with nonsense mutation cystic fibrosis which we refer to as the Ataluren Confirmatory Trial in CF, or ACT CF. ACT CF is a randomized, double-blind, placebo-controlled, study of Translarna in patients six years of age or older with nmCF not receiving chronic inhaled aminoglycosides. We plan to conduct this trial in approximately 208 patients and we expect to complete enrollment for this trial in the second half of 2015 and have initial, top-line data available approximately one year later.

        The primary objective of ACT CF is to evaluate the effect of Translarna on pulmonary function relative to placebo. The primary efficacy endpoint specified in our trial protocol is relative change in percent of predicted forced expiratory volume in one second, or FEV1. Percent of predicted FEV1, or %-predicted FEV1, is based on a comparison to healthy individuals matched for age, height and gender. Secondary efficacy endpoints in the trial include pulmonary exacerbation rate, based on specified signs and symptoms; respiratory health quality of life measures assessed by the CFQ-R respiratory domain; and body weight and body mass index.

        The ACT CF trial protocol specifies certain key inclusion criteria for patients enrolling in the trial including that the patient must be at least six years of age, have sweat chloride in excess of a specified level as evidence of the severity of the disease, and have %-predicted FEV1 between 40% and 90% of those predicted for healthy people of similar age, sex, and height.

        The ACT CF trial protocol provides for the exclusion of patients from the trial if, among other things, they are receiving chronic inhaled aminoglycoside antibiotics or have used aminoglycosides within 28 days prior to screening, have recently been treated with intravenous antibiotics, have major complications of lung disease, or have previously received Translarna treatment.

        Study assessments will be performed at clinic visits every eight weeks during the 48 weeks of blinded treatment prior to the final analysis. Patients will be stratified based on age, screening %-predicted FEV1 and chronic use of inhaled antibiotics.

        The study population and outcome measures that we are using in ACT CF are based on, and reflect our analysis of the results of, our completed Phase 3 clinical trial for the treatment of nmCF, including data regarding relative change from baseline in %-predicted FEV1, and other earlier work.

We believe that the data from this trial showed a positive trend favoring Translarna versus placebo on lung function in patients not receiving chronic inhaled tobramycin. We believe the outcomes observed in multiple endpoints between the subgroup of patients who were not prescribed chronic inhaled tobramycin and the subgroup of patients who were prescribed chronic inhaled tobramycin as well as post-hoc in vitro testing showing the interference of aminoglycoside antibiotics with Translarna activity support the hypothesis that inhaled tobramycin may interfere with Translarna's mechanism of action. Specifically, in patients not receiving chronic inhaled tobramycin in our completed Phase 3 clinical trial, we observed a difference in mean relative change from baseline in %-predicted FEV1 at week 48 of 5.7% favoring Translarna (nominal p=0.008), consistent with the targeted treatment effect size. Patients receiving chronic inhaled tobramycin did not show a benefit for Translarna compared to placebo in %-predicted FEV1. In contrast, the treatment effect was similar in patients receiving colistin or aztreonam compared to patients not receiving colistin or aztreonam. Additionally, patients not receiving chronic inhaled tobramycin had a 41% lower pulmonary exacerbation rate on Translarna than placebo (nominal p=0.005). Patients receiving chronic inhaled torbramycin did not show a benefit in pulmonary exacerbation rate on Translarna as compared to placebo.

        Accordingly, to focus on the patient population that we believe can most readily demonstrate the effect of Translarna, patients receiving chronic inhaled aminoglycoside antibiotics or who have used aminoglycosides within 28 days prior to screening are not eligible to participate in ACT CF.

        At the completion of blinded treatment, an open label continuation trial will be available to patients who successfully complete the confirmatory Phase 3 ACT CF clinical trial in countries where Translarna is not commercially available at that time for the treatment of nmCF. Patients in the continuation trial will receive Translarna in the same dosing regimen as in ACT CF.

Summary of regulatory status and strategy for Translarna in nmCF

        Prior to initiating ACT CF we concluded discussions with the EMA and FDA concerning the results of our prior completed Phase 3 clinical trial and our proposed trial protocol for ACT CF. Our interactions with the FDA regarding the clinical development design options which would have the potential to support an NDA in 2013 did not achieve a consensus between the EMA and FDA views. However, based on these interactions, we nonetheless proceeded with ACT CF consistent with feedback from the EMA on our trial design.

        The EMA recognized that there is an unmet medical need and advised us that it would consider a marketing authorization application, or MAA, for marketing authorization of Translarna for patients with nmCF based on the data from our prior completed Phase 3 clinical trial. The EMA advised us of topics related to the outcomes observed in our prior completed Phase 3 clinical trial that may need to be addressed in any submitted MAA. For example, the EMA noted that, with respect to our completed Phase 3 clinical trial, additional discussion may be required to address the clinical relevance of the observed relative change in %-predicted FEV1 after taking into account all possible biases and confounders, other possible explanations of the lack of statistical significance observed in relative change in %-predicted FEV1 other than the interference of inhaled antibiotic tobramycin with Translarna's mechanism of action, the lack of clear support of treatment effect from secondary or tertiary endpoints, the evolution of the relative change in %-predicted FEV1 over 48 weeks in the placebo group being worse than expected, and additional matters.

        Following our discussions with the EMA in relation to a potential MAA filing for Translarna in nmCF, the EMA granted us marketing authorization for Translarna in nmDMD, which is conditioned upon the successful completion of ACT DMD and subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization. As a result, we currently intend to submit a variation to this marketing authorization with the EMA to seek to include Translarna in nmCF in the second half of 2015. Our submission will use the clinical results achieved in our prior Phase 3 clinical trial, however, because we believe that the EMA's Committee for Medicinal Products for Human Use, or CHMP, will consider the status of ACT CF enrollment important at the time of our submission we are holding our variation until ACT CF is well underway. Approval of the marketing authorization variation will depend on the EMA's assessment of the relative risks and benefits of conditional approval and our ability to provide comprehensive clinical data from a post-approval confirmatory trial, such as ACT CF. We may not be able to demonstrate the required relative risk-benefit profile or the likelihood that we can provide the required confirmatory trial data for Translarna for this indication. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF on a conditional basis or at all.

        We had interactions with the FDA in 2012 and 2013 with regards to, respectively, our completed Phase 3 clinical trial of Translarna for the treatment of nmCF and the clinical trial design which would have the potential to support an NDA. While we have incorporated feedback from the FDA into our ACT CF trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV1, CF pulmonary exacerbations, and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. FEV1 is the primary endpoint in ACT CF, with CF pulmonary exacerbations and body mass index key secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and our earlier discussions with the FDA. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results.

        During 2014, the FDA granted priority review of an NDA submitted by an unaffiliated company based on data from two Phase 3 clinical trials for the treatment of cystic fibrosis caused by a Class II mutation. These trials used absolute change in percent predicted forced expiratory volume in one second as the primary endpoint and absolute change in body mass index and number of pulmonary exacerbations as two key secondary endpoints. We believe the endpoints utilized in these trials are consistent with the endpoints we are utilizing in ACT CF. Additionally, we believe that the results achieved in these trials support our position that stabilization or moderate improvement in FEV1 outcomes over the course of 48 weeks is clinically meaningful in more severe classes of cystic fibrosis. However, there can be no assurance that the FDA will agree with our interpretation of this data or the conclusions we have reached, even if we successfully achieve the primary and secondary endpoints established for ACT CF.

Completed clinical trials of Translarna in nonsense mutation cystic fibrosis

Phase 3 trial in nonsense mutation cystic fibrosis

        Overview.    In June 2012, we announced the results of a multicenter, international, randomized, double-blind, placebo controlled Phase 3 clinical trial assessing the effects of Translarna in 238 patients with nmCF. The primary objective of this trial was to evaluate the effect of Translarna on pulmonary function relative to placebo. The primary efficacy endpoint was relative change in %-predicted FEV1. The trial assessed pulmonary exacerbation rate as a secondary efficacy endpoint.

        Patients enrolled in this trial were at least six years of age, weighed at least 16 kilograms and had a %-predicted FEV1 between 40% and 90%, sweat chloride in excess of a specified level, a minimum level of resting oxygen saturation in the blood, and documentation of a nonsense mutation in at least one copy of the CFTR gene. We excluded patients from the trial if they had any change in treatment or prophylaxis for cystic fibrosis related conditions within four weeks prior to start of study treatment, had evidence of pulmonary exacerbation or acute upper or lower respiratory tract infection, were treated with intravenous antibiotics or had major complications of lung disease.

        We stratified patients in this trial based on age, baseline %-predicted FEV1 and chronic use of inhaled antibiotics. Patients were randomized in a 1:1 ratio to receive placebo or Translarna at a daily dose of 40 mg/kg. The trial protocol specified a clinic visit every eight weeks to assess FEV1. The treatment duration was 48 weeks.

        We designed the trial to detect a mean relative change in %-predicted FEV1 from baseline to end of treatment at week 48 that was at least 6% greater in the Translarna arm than in the placebo arm. Of the 238 total patients, 120 patients received Translarna and 118 patients received placebo, with 34 patients withdrawing prematurely, including 20 patients on Translarna and 14 patients on placebo. As specified in the trial protocol, the ITT population included all randomized patients who had FEV1 data available at baseline and at least one post-baseline visit, resulting in 116 patients on Translarna and 116 patients on placebo being included in the ITT population.

        The percent of the initial total value that was changed is referred to as relative change. The change in percentage that is representative of the difference alone is referred to as absolute change. For example, when 50% changes to 55%, the result is a 10% relative change and a 5% absolute change.

        Primary analysis.    The primary analysis of relative change in %-predicted FEV1 in this trial showed a 3.0% difference (2.5% decrease on Translarna, 5.5% decrease on placebo) at week 48 favoring Translarna (p=0.124), which was not statistically significant. An analysis of relative change in %-predicted FEV1 based on the average treatment effect across all post-baseline visits showed a statistically significant difference of 2.5% favoring Translarna compared to placebo (1.8% decrease on Translarna, 4.3% decrease on placebo; p=0.0478). The analysis of treatment effect across all visits was part of the pre-specified statistical model for this trial and has served as the primary analysis of FEV1 data in other cystic fibrosis therapeutic trials conducted by other companies. The analysis of absolute change in %-predicted FEV1 at week 48 showed a 1.8% difference (1.3% decrease on Translarna, 3.1% decrease on placebo; p=0.136).

        Subgroup analysis of patients not receiving inhaled antibiotics.    As described above, we pre-specified three stratification factors in this trial: age, baseline FEV1, and chronic use of inhaled antibiotics. In this trial, there was a statistically significant interaction (nominal p=0.0072) between treatment and chronic inhaled antibiotic use. As discussed in more detail below, we believe that the inhaled antibiotic tobramycin interfered with Translarna's mechanism of action. The interactions between treatment and age and between treatment and baseline %-predicted FEV1 were not significant.

        For the subgroup of patients not receiving chronic inhaled antibiotics, the difference in mean relative changes from baseline in %-predicted FEV1 at week 48 was 6.7% favoring Translarna (nominal p=0.013). The average treatment effect across all post-baseline visits was 5.6% (nominal p=0.0006). For absolute change in %-predicted FEV1, the average treatment effect across all post-baseline visits was 2.4% (nominal p=0.037). In contrast, patients that received chronic inhaled antibiotics and Translarna did not exhibit a difference compared to patients that received chronic inhaled antibiotics and placebo.

        Approximately 37% of patients in the trial were receiving the chronic inhaled antibiotic tobramycin, and approximately 45% of patients were receiving no chronic inhaled antibiotic. Other chronic inhaled antibiotics that patients received were colistin or aztreonam. We performed analyses comparing patients not receiving chronic inhaled tobramycin to patients receiving chronic inhaled tobramycin. In patients not receiving chronic inhaled tobramycin, the difference in mean relative change from baseline in %-predicted FEV1 at week 48 was 5.7% favoring Translarna (nominal p=0.008), consistent with the targeted treatment effect size. Patients receiving chronic inhaled tobramycin did not show a benefit for Translarna compared to placebo in %-predicted FEV1. In contrast, the treatment effect was similar in patients receiving colistin or aztreonam compared to patients not receiving colistin or aztreonam.

        Both tobramycin and Translarna act through modulation of the ribosomal machinery. We believe that the binding of tobramycin to the ribosome may interfere with Translarna's mechanism of action. We explored this hypothesis in a functional cell-based translation assay. In this experiment, Translarna-induced read-through of premature stop codons was diminished when the cells were exposed to Translarna together with tobramycin or gentamicin, but not when Translarna was administered together with colistin or aztreonam, both of which are non-aminoglycosides.

        Pulmonary exacerbation rate.    The secondary endpoint in this trial was pulmonary exacerbation rate, which is a measure of frequency of lung infections related to cystic fibrosis. FEV1 and pulmonary exacerbation rate are the two most clinically important outcome measures in cystic fibrosis trials. In the ITT population, we observed a 23% lower pulmonary exacerbation rate in patients receiving Translarna than placebo (p=0.099). This result was not statistically significant. However, we also saw the tobramycin subgroup effect in this endpoint. Patients not receiving chronic inhaled tobramycin had a 41% lower pulmonary exacerbation rate on Translarna than placebo (nominal p=0.005). Patients receiving chronic inhaled torbramycin did not show a benefit in pulmonary exacerbation rate on Translarna as compared to placebo.

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

        The other tertiary endpoints in this trial were hourly cough rate, respiratory domain score from a questionnaire, inflammatory markers and lung computed tomography. Differences between Translarna and placebo for each of these endpoints were small and not statistically significant.

        Safety and tolerability.    Translarna was generally well tolerated in this clinical trial, and there were generally similar adverse event profiles in patients treated with Translarna and patients treated with placebo. Most serious adverse events were cystic fibrosis pulmonary exacerbations unrelated to study drug treatment. Most treatment-emergent adverse events were mild or moderate in severity. Investigators' attributions of severity and drug-relatedness were generally similar across the placebo and Translarna arms. The most common adverse events during this trial were cystic fibrosis pulmonary exacerbation (78.2% overall), cough (25.6%) and viral upper respiratory tract infection (21.0%). These events were slightly more frequent in the placebo arm and are typical of cystic fibrosis. Adverse events with at least a 10% incidence in any treatment arm that were seen with higher frequency in the Translarna arm were headache (11.9% for placebo and 16.7% for Translarna), abdominal pain (12.7%

for placebo and 15.0% for Translarna), sinusitis (11.9% for placebo and 12.5% for Translarna) and vomiting (8.5% for placebo and 11.7% for Translarna). Eleven patients prematurely discontinued treatment because of adverse events, including eight in the Translarna arm and three in the placebo arm.

        There were 19 patients with at least one treatment-emergent renal adverse event, including 15 patients receiving Translarna and 4 patients receiving placebo. In the Translarna arm, five adverse events that involved the renal system led to discontinuation. As compared to the placebo group, the Translarna treatment arm also had a higher incidence of adverse events of creatinine elevations, which can be an indication of impaired kidney function. These adverse events of creatinine elevations were generally mild and transient. In the Translarna treatment arm, clinically meaningful creatinine elevations of grade 3 or grade 4 were reported in conjunction with cystic fibrosis pulmonary exacerbations. These creatinine elevations were associated with concomitant treatment with antibiotics associated with impaired kidney functions, such as aminoglycosides or vancomycin. This led to the subsequent prohibition of concomitant use of Translarna and these potentially nephrotoxic antibiotics, which was successful in addressing this issue. The incidence of new-onset kidney stones was similar in both arms, with five patients in the Translarna arm and four patients in the placebo arm.

        The serious adverse events observed during the trial that were considered possibly related to Translarna were biliary colic, elevated creatinine, pancreatitis, renal failure, urinary tract infection and urinary retention. Determination of relatedness of the serious adverse event to Translarna was made by the trial investigator, based on his or her judgment.

Open label, extension trials of Translarna for treatment of nmCF

        In May 2014, we initiated an open label, extension trial for up to 80 patients in order to obtain additional safety and efficacy information in patients with nmCF who participated in our completed Phase 3 clinical trial and are not receiving chronic inhaled aminoglycoside antibiotics. The primary objective of this extension trial is to determine the long-term safety and tolerability of Translarna in patients with nmCF, as assessed by adverse events and laboratory abnormalities. The secondary objective of this study includes the assessment of the efficacy of Translarna, as measured by FEV1 and pulmonary exacerbation rate, and change from baseline in other safety parameters (e.g., 12-lead ECG measurements, vital signs). As of December 31, 2014, available data from this extension trial indicated no change in the safety profile for Translarna in patients with nmCF.

        In December 2013, we completed an open label, extension trial that is providing additional safety information for the long term administration of Translarna in patients with cystic fibrosis who successfully completed 48 weeks of treatment in our completed Phase 3 clinical trial. In addition, this trial was designed to provide supportive long-term efficacy information to better understand the long-term effects of Translarna on pulmonary function and pulmonary exacerbations. This trial enrolled 191 of the patients who completed the double-blind Phase 3 clinical trial described above. Patients in this trial received 40 mg/kg of Translarna a day for a 96 week treatment period. Study assessments were performed at clinic visits every four weeks to eight weeks depending upon the type of outcome measure. The most common adverse events during this completed open label, extension trial were cystic fibrosis pulmonary exacerbation (81.7%), cough (28.8%) and viral upper respiratory tract infection (28.8%). These are the same common adverse events, and are similar in frequency, as those seen in our completed Phase 3 clinical trial. The serious adverse events observed during this trial that were considered possibly related to Translarna were abdominal pain, back pain, difficulty urinating, hydronephrosis, interstitial nephritis, kidney stones, pancreatitis and renal failure. Determination of relatedness of the serious adverse event to Translarna was made by the trial investigator, based on his or her judgment.

Phase 2 clinical trials of Translarna for treatment of nmCF

        In 2006, we completed two open label Phase 2 clinical trials of Translarna for the treatment of nmCF in a combined total of 47 patients age 18 years or older (at one site in Israel and four sites in the U.S.). In 2008, we completed a third open label Phase 2 clinical trial of Translarna for the treatment of nmCF in 30 patients between 6 and 18 years of age (at one site in France and two sites in Belgium). Each of these three trials had a treatment duration of 28 days and was designed in a comparable manner with the goals of obtaining indications of pharmacological activity and to assess dose-response, safety and pharmacokinetics. Each trial had two treatment cycles consisting of a two-week period of continuous Translarna treatment (with either 16 mg/kg per day or 40 mg/kg per day), and then a two-week follow-up period without Translarna treatment, with participants evaluated at the beginning and end of each two-week period in each cycle. We also conducted an open label, extension trial with a treatment duration of three months for the patients who completed the trial at the site in Israel.

        The objective in each of these trials was to determine the change in CFTR-mediated chloride conductance in respiratory cells as measured between the beginning and end of treatment for each study participant. To make this determination, we measured the patient's TEPD. TEPD values are expressed in millivolts, or mV. A chloride conductance equal to or more electrically negative than –5.0 mV is generally considered to be in the normal range.

        In all trials except those conducted at sites in the U.S., there were statistically significant improvements at the end of the Translarna treatment period in mean total chloride conductance and in the percentage of patients with a total chloride conductance response of at least a –5.0 mV improvement. There were also improvements in the percentage of patients with a chloride conductance in the normal range at the end of treatment. These results indicated the presence of pharmacological activity. These improvements were generally followed in the adult trials by reversions toward baseline with cessation of treatment during the follow-up period. In the trial conducted at sites in the U.S., we did not observe improvements in mean total chloride conductance.

        Translarna was generally well tolerated in these trials. Only one serious adverse event was considered possibly related to Translarna. Adverse events that were potentially drug-related were generally mild in severity. These adverse events included pain during urination in several patients. This issue resolved successfully with increased hydration. There were no clinically meaningful safety concerns identified in patients' physical examinations, vital sign measurements or electrocardiograms.

Mucopolysaccharidosis type I (nmMPS I)

        Mucopolysaccharidosis I, or MPS I, is a rare genetic disorder that affects many body systems and that leads to organ damage. It is caused by a defect in the gene that makes an enzyme called alpha-L-iduronidase. Because of this defect, cells either produce the enzyme in low amounts or cannot produce it at all. The enzyme is needed to break down substances called "glycosaminoglycans" (GAGs), which are by-products of chemical reactions in the body's cells. If GAGs are not broken down, they build up in the cell, eventually leading to cell, tissue, and organ damage.

        Based on their symptoms, patients are classified as having either severe or attenuated MPS I. In the severe form of MPS I, the disease generally presents within the first year of life, features progressive developmental delay and severe progressive physical problems, and usually results in death before 10 years of age without therapeutic intervention. The attenuated form of MPS I is more variable but is associated with onset between ages 3 and 10 years of age, a lifespan ranging from 20 to 30 years of age to near-normal, and near-normal to normal intelligence. Almost all patients with MPS I, across the continuum of disease severity, experience progressive arthropathy affecting all joints and eventually leading to the loss of, or severe restriction of, range of motion

        Globally, MPS I occurs in about 1 in every 100,000 births. It is estimated that 60% to 80% of patients have their disease as a result of a nonsense mutation, which we refer to as nmMPS I. Enzyme replacement therapies do not sufficiently address the central nervous system, skeletal or cardiac symptoms associated with the disorder. Prognosis of patients with MPS I is poor and there is an urgent need for the development of new treatments targeting the underlying cause of MPS I.

Clinical Development of Translarna in nonsense mutation Mucopolysaccharidosis type I

        We are currently initiating a Phase 2, multicenter, proof-of-concept study to evaluate the safety and pharmacokinetics of Translarna in patients with nmMPS I during approximately 12 weeks of Translarna treatment. The pharmacodynamic activity of Translarna in nmMPS I will also be explored via assessment of GAG levels in cerebrospinal fluid, urine, and blood. Initial data from this proof-of-concept study is expected by the end of 2015.

Spinal muscular atrophy program

        Spinal muscular atrophy is a genetic neuromuscular disease characterized by muscle wasting and weakness. The disease generally manifests early in life. Spinal muscular atrophy is caused by defects in the Survival Motor Neuron 1, or SMN1, gene that encodes the survival motor neuron, or SMN, protein. The SMN protein is critical to the health and survival of the nerve cells in the spinal cord responsible for muscle contraction. A second gene, SMN2, is very similar to SMN1, except that SMN2 produces SMN protein that is less effective because, unlike SMN1, SMN2 does not include a particular nucleotide sequence known as exon 7. According to the SMA Foundation, spinal muscular atrophy is the leading genetic cause of death in infants and toddlers. We estimate that spinal muscular atrophy affects approximately 20,000 to 30,000 children and adults in the United States, Europe and Japan and that one in 11,000 children are born with the disease. There is currently no marketed therapy approved to treat the underlying cause of spinal muscular atrophy. Currently available treatments for spinal muscular atrophy are only palliative.

        Using our alternative splicing technology and in collaboration with the SMA Foundation, we identified highly potent small molecule splicing modifiers that in non-clinical studies in cultured cells isolated from patients with spinal muscular atrophy increased both the inclusion of exon 7 in the SMN2 mRNA and the levels of SMN protein produced by SMN2. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these compounds are orally bioavailable, penetrate the blood-brain barrier and increase the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.

        In November 2011, we entered into a collaboration and licensing agreement with Roche which included a $30 million upfront payment, the potential for up to $460 million in milestone payments and royalties on net sales. Roche is responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. A lead development compound was selected to move into IND-enabling studies in August 2013, triggering a milestone payment to us from Roche of $10 million. In 2014, we received two milestone payments from Roche totaling $17.5 million, one in January 2014 upon the initiation of a Phase 1 clinical study and in November 2014, upon the initiation of a Phase 2 clinical study. We also previously received $13.3 million in sponsored research funding for this program from the Spinal Muscular Atrophy Foundation.

        The Phase 1 single-ascending dose clinical study in 48 healthy volunteers completed in the first half of 2014 demonstrated that all doses studied were safe, well-tolerated and demonstrated a dose-dependent effect on SMN2 splicing as shown by a change in the ratio of full-length SMN2 mRNA to SMN2 mRNA without exon 7 (SMND7), which is interpreted as proof of mechanism in terms of the expected pharmacodynamic effect.

        The Phase 2 placebo-controlled, randomized, multiple-dose study will enroll approximately 48 patients with SMA and investigate the safety and tolerability of an investigational survival of motor neuron 2 (SMN2) gene splicing modifier (RG7800) over 12 weeks.

Cancer stem cell program

        Cancer stem cells have been identified in numerous tumor types as a subpopulation of tumor cells that have the ability to initiate a tumor, produce other cancer cell types, move freely and proliferate throughout the body without attaching to other cells or surfaces and resist chemotherapy and radiotherapy. Many researchers believe that the resistance of cancer stem cells to chemotherapy and radiotherapy is a key factor in the failure of current cancer treatments. The BMI1 protein, which is overexpressed in many tumor subtypes, is a critical component of the polycomb repressive complex 1, or PRC1. PRC1 modulates expression of genes that are important for cancer stem cell survival, maintenance, stabilization and differentiation. PRC1 is an epigenetic enzyme complex, meaning that it is able to modify DNA directly to modulate gene expression without altering the nucleotide sequence in the genetic code. As a critical and rate limiting component of PRC1, the BMI1 protein regulates the self-renewal of adult blood and central nervous system stem cells that regulate cell growth.

        During 2014, we completed preclinical studies for our product candidate, PTC596, for the treatment of chemotherapy resistant cancers through the targeting of cancer stem cells. PTC596 is a first-in-class, oral, potent and selective inhibitor that targets tumor stem cell populations by reducing the function, activity and amount of BMI1. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma. In in vitro tests, PTC596 has preferentially depleted cancer stem cells in assays with tumor cell lines from glioblastoma, fibrosarcoma, prostate and colon cancers. Conversely, the cytotoxic chemotherapies carboplatin, temozolomide, methotrexate and indibulin enriched the population of cancer stem cells in this assay.

        In animal cancer models using human tumors, 2x/week oral dosing of PTC596 provided tumor control, including reduction of tumor size. PTC596 and the commonly used chemotherapy paclitaxel were both effective at controlling tumor growth in these animal models. However, PTC596, but not paclitaxel, decreased BMI1 levels, indicating a reduction in cancer stem cells. Consistent with this reduction in BMI1 levels, tumors treated with PTC596 had lower levels of cancer stem cells capable of initiating a new tumor than either untreated tumors or tumors treated with paclitaxel when transplanted into another mouse. PTC596 has been well tolerated at effective doses in animals. Preliminary data from these animal models suggest that PTC596 may preferentially target cancer stem cells without targeting normal stem cells.

        We believe that reducing levels of BMI1 therefore represents a promising new therapeutic strategy to treat drug-resistant cancers. We submitted an investigational new drug application, or IND, for PTC596 with the FDA during the fourth quarter of 2014. In the first half of 2015, we plan to initiate a Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study in advanced cancer patients with solid tumors.

        We received grant funding of $5.4 million for our cancer stem cell program from the Wellcome Trust prior to 2014.

Antibacterial program

        We have identified and are chemically optimizing several small molecule compounds for the treatment of infections caused by multidrug-resistant Gram-negative bacteria. Our goal is to select lead development compounds that have the potential to be formulated for both intravenous and oral administration. Wellcome Trust awarded us a $5.0 million grant for this program, of which we have received approximately $4.2 million as of December 31, 2014.

        During the third quarter of 2014, we declared a development candidate in our antibacterial program. We are in the process of initiating IND-enabling preclinical safety studies for this compound, PTC672, to allow submission of an investigational new drug application, or IND supporting initiation of clinical assessment. PTC672 is derived from the novel chemical scaffold and has the potential to address the significant need for new treatment options to combat multi-drug resistant Gram-negative Neisseria gonorrhoeae. PTC672 is an orally bioavailable, new chemical entity with a novel mechanism of action distinct from all approved antibiotics. PTC672 acts selectively, inhibiting only Neisseria and sparing beneficial bacteria, which we believe may be a significant advantage in treating gonorrhea compared to using broad-acting antibiotics.

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

        We have identified a novel structural class of molecules that kill bacteria by targeting bacterial DNA synthesis. When tested using in vitro minimum inhibitory concentration, or MIC, assays, our compounds have demonstrated broad spectrum antibacterial activity against numerous Gram-negative bacteria, including E. coli., A. baumannii, K. pneumoniae, H. influenzae, M. catarrhalis, and N. gonorrhoeae.. We believe that the key differentiating factor of our compounds is their potent antibacterial activity against multidrug-resistant bacteria that are refractory to current drugs, including carbapenems and fluoroquinolones. Through chemical optimization, we have improved MIC levels 100-fold against Gram-negative pathogens and expanded the spectrum of activity to include select Gram-positive species, such as Staphylococcus aureus. We also have identified what we believe to be the key structural feature that contributed to activity against drug-resistant pathogens. In animal studies, several analogs within this class of molecules have exhibited good exposure upon intravenous administration and protected mice against lethal E. coli infection. We have also identified chemotypes within the broad structural class that selectively inhibit Neisseria species. All isolates of Neisseria gonorrhoeae tested in vitro, including quinolone-resistant and multi-drug resistant strains, are sensitive to our compounds. Experiments demonstrated that these molecules are effective in a mouse model of gonorrhea after a single oral dose.The Centers for Disease Control and Protection has identified antibiotic resistant N. gonorrhoeae as one of the top three urgent threats to public health. Gonorrhea is estimated to affect greater than 800,000 people yearly in the United States.

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

        We use proprietary assays to screen our library of over 300,000 compounds to identify those that enhance or inhibit expression of the target gene by modulating the post-transcriptional control processes that act through the 5'- and 3'- UTRs of the target mRNA.

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

        Nonsense suppression also can be designed to identify molecules that can enhance the nonsense suppression effect of Translarna and other nonsense suppression agents to prevent the decay of nonsense-containing mRNAs, which we refer to as nonsense mediated decay. We have developed a high throughput screen to identify molecules that increase the level of nonsense-containing mRNAs. We can evaluate the effect of these molecules alone and in combination with Translarna in cell-based models of disease, identify lead compounds and initiate a chemical optimization program. We are currently in the process of evaluating compounds in preparation for an optimization program.

Our Collaborations and Funding Arrangements

        We currently have ongoing collaborations with Roche and the SMA Foundation. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations. In addition to these material collaboration and funding agreements, which are described in more detail below, we have a collaboration focused on translational research for discovering and developing new treatments for orphan disorders with the University of Pennsylvania's Center for Orphan Disease Research & Therapy.

Roche and the SMA Foundation

        Overview.    In November 2011, we entered into a license and collaboration agreement with Roche and the SMA Foundation to further develop and commercialize compounds identified under our spinal muscular atrophy sponsored research program with the SMA Foundation and to research other small molecule compounds with potential for therapeutic use in patients with spinal muscular atrophy. The research term of this agreement was terminated effective December 31, 2014. The ongoing collaboration is governed by a joint steering committee consisting of an equal number of representatives of us, the SMA Foundation and Roche. We, the SMA Foundation and Roche have agreed to endeavor to make decisions by consensus, but if the joint steering committee cannot reach agreement after following a specified decision resolution procedure, Roche's decision will control. However, Roche may not exercise its final decision-making authority with respect to certain specified matters, including any decision that would increase our or the SMA Foundation's obligations, reduce our or the SMA Foundation's rights, expand Roche's rights, or reduce Roche's obligations under the license and collaboration agreement.

        Commercialization.    We have granted Roche worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to such compounds and products. Roche is responsible for pursuing worldwide clinical development of compounds from the research program and has the exclusive right to develop and commercialize compounds from the collaboration.

        Payments and Contingent Payments.    Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed-upon full-time equivalent rate, for an agreed-upon number of full-time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325 million in payments if specified sales milestones are achieved. To date, we have earned $27.5 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to Phase 2 clinical study in SMA patients. We are also entitled to tiered single-digit to mid-teen royalties on worldwide net product sales of products developed pursuant to the collaboration. Roche's obligation to pay us royalties will expire generally on a country-by-country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.

        Termination.    Unless terminated earlier, the license and collaboration agreement will expire on the date when no royalty or other payment obligations are or will become due under the agreement. Roche's termination rights under the license and collaboration agreement includes the right to terminate the agreement at any time after November 22, 2013 on a product-by-product and country-by-country basis upon three months' notice before the launch of the applicable product or upon nine months' notice thereafter; and the right to terminate the agreement in specified circumstances following a change of control of us. The license and collaboration agreement provides that we or Roche may terminate the agreement in the event of an uncured breach by the other party of a material provision of the agreement, or in the event of the other party's bankruptcy or insolvency. Upon termination of the collaboration agreement by Roche for convenience or termination by us as a result of Roche's breach, bankruptcy, change of control or patent challenge, we have the right to assume the development and commercialization of product candidates arising from the license and collaboration agreement. In that event, we may become obligated to pay royalties to Roche on sales of any such product.

SMA Foundation

        Overview.    In June 2006, we entered into a sponsored research agreement with the SMA Foundation under which we and the SMA Foundation have collaborated in the research and preclinical development of small molecule therapeutics for spinal muscular atrophy. As discussed above, we are also collaborating with the SMA Foundation and Roche to further develop these compounds. Pursuant to the sponsored research agreement, as amended, the SMA Foundation provided us with $13.3 million in funding. The SMA Foundation is not obligated to provide any further funding under this agreement.

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

Wellcome Trust (cancer stem cell and antibacterial programs)

        We have two separate funding agreements with Wellcome Trust. The materials terms of these funding agreements are similar in substance, except as described below.

        One agreement, entered into in May 2010, relates to the research and development of small molecule compounds that selectively decrease the production of BMI1 expression in tumor stem cells, which we refer to as our cancer stem cell program. Pursuant to this agreement, Wellcome Trust awarded us a $5.4 million grant, of which approximately $0.9 million was paid in connection with execution of the agreement and the balance of which was paid based on our achievement of specified milestones.

        The other agreement, entered into in December 2011, relates to the research and development of small molecule compounds that target life-threatening infections caused by multidrug-resistant Gram-negative bacteria. Pursuant to this agreement, Wellcome Trust awarded us a $5.0 million grant, of which approximately $1.7 million was paid in connection with execution of the agreement. In connection with the achievement of a specified milestones, we received $1.6 million in 2013, $0.8 million in 2014 and $0.7 million in the first quarter of 2015. The balance of the grant is payable based on our achievement of an additional milestone.

        Development and commercialization.    We own all intellectual property that arises from the conduct of the research programs under these funding agreements, which we refer to as program intellectual property, and are responsible for developing and commercializing the program intellectual property, including PTC596 (for our cancer stem cell program), PTC672 (for our antibacterial program) and other compounds. However, we will require Wellcome Trust's written consent prior to any such development or commercialization. If Wellcome Trust withholds such consent and we and Wellcome Trust are not able to resolve Wellcome Trust's concerns, the parties have agreed to follow a specified dispute resolution procedure that gives neither party final decision-making authority.

        Reversion rights.    Under both funding agreements, if we fail to take reasonable steps to develop or commercialize program intellectual property during specified timeframes, we may be obligated to grant exclusive rights to Wellcome Trust or its nominee under the program intellectual property, along with non-exclusive rights under our background intellectual property, so that Wellcome Trust or its nominee can assume such development and commercialization. If we grant such a license, we would be entitled to a share of any consideration received by Wellcome Trust in connection with any subsequent development or commercialization of program intellectual property on a for-profit basis, which share would be proportionate to our contribution to the development and commercialization.

        Continuing financial obligations—cancer stem cell program.    To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves, we may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $35.6 million and single-digit royalties on sales of any research program product.

        Continuing financial obligations—antibacterial program.    To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves, we may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $33.3 million and single-digit royalties on sales of any research program product.

        Additional continuing financial obligations—cancer stem cell and antibacterial programs.    Our obligation to pay the royalties describe above would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. To the extent that we develop and commercialize program intellectual property on a for-profit basis through outlicensing, we will be obligated to pay to Wellcome Trust a specified share of any consideration we receive from our licensee. We would incur no payment obligations to Wellcome Trust to the extent that we elect to develop and commercialize program intellectual property on a non-profit basis.

        Termination.    Unless terminated earlier, each funding agreement will continue until we have received the full amount of the grant, the research program has ended, the last-to-expire of the patents in the program intellectual property has expired, any agreement entered into for the exploitation of the program intellectual property or our background intellectual property has expired, and there are no remaining payment obligations relating to the exploitation of the program intellectual property or our background intellectual property. Each funding agreement provides that either party may terminate the agreement in the event of an uncured material breach by the other party or in the event of the other party's bankruptcy or insolvency and that Wellcome Trust may terminate the agreement under specified circumstances, including, among others, in specified circumstances following a change in control of us or if Wellcome Trust believes that an uncorrected serious failure exists in the progress, management or conduct of the research program or that an act or omission by us is incompatible with or has an adverse effect on Wellcome Trust's charitable objectives or reputation.

        If Wellcome Trust terminates either or both funding agreements in specified circumstances, including as a result of our material breach, bankruptcy or insolvency, or following our change of control, we may be obligated to assign to Wellcome Trust ownership of the applicable program intellectual property, grant to Wellcome Trust royalty-free non-exclusive rights under the applicable background intellectual property for the continuation of the research program (if applicable) and the development and commercialization of the applicable program intellectual property, and provide Wellcome Trust with other specified transitional assistance.

        Certain specified rights and obligations of the parties will generally survive termination of the funding agreements, including Wellcome Trust's right to receive payments from us with respect to development and commercialization of program intellectual property on a for-profit basis.

        If a funding agreement terminates prior to the end of a research program, we are obligated to return all funding we received from Wellcome Trust that is unspent at the date of termination (after deduction of costs and non-cancellable commitments incurred prior to such date).

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

        As of February 11, 2015, we owned or exclusively licensed a total of 83 U.S. patents and 75 U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulation and methods of use of many of our compounds, including ataluren.

        The patent rights relating to ataluren (brand name, Translarna) owned by us consist of 18 issued U.S. patents relating to composition of matter, methods of use, formulation and methods of manufacture and multiple pending patent applications relating to composition of matter, methods of use, formulation, dosing and methods of manufacture. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024, including patent term adjustment, and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024, absent patent term adjustment. An issued U.S. patent relating to therapeutic method of use is currently scheduled to expire in 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, South America, Europe, Africa, Asia and Eurasia. We own three granted European patents relating to composition of matter, dosing (low dose regimen) and methods of manufacture of ataluren, as well as one allowed European patent relating to a high dose regimen, and multiple pending European patent applications relating to composition of matter, methods of use and formulations. The expiration dates of the granted and allowed European patents occur for composition of matter in 2024, for low dose and high dose regimen in 2026 and 2027, respectively, and for the manufacturing process in 2027. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other market exclusivity that may be available to us.

        The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent's term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug

Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension based on Hatch-Waxman cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended.

        Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based obtaining a Supplementary Protection Certificate (SPC). We are presently applying for SPCs in individual countries in which we have a European patent. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. In the future, if and when our product candidates receive approval by the FDA or other non-European foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

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

Manufacturing

        We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of Translarna or for the compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture of Translarna and any other product or product candidate that we may develop, other than small amounts of compounds that we synthesize ourselves for preclinical testing.

        We obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our antibacterial and oncology programs through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in mid-2015. We engage a separate manufacturer to provide fill and finish services for our finished commercial and clinical product and are in the process of completing arrangements with two additional providers to provide these services, initially for our clinical product in early to mid-2015, with commercial product services expected to commence for at least one provider in late 2015. We obtain our supplies of Translarna and our other product candidates from these manufacturers pursuant to agreements that include specific supply timelines and volume expectations. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates. If any of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, however we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.

        All of our drug candidates are organic compounds of low molecular weight, generally called small molecules. We have selected these compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and reasonable cost of their starting materials. Translarna is manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2014, and none are currently expected in 2015. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

        Manufacturers and suppliers of product candidates are subject to the FDA's current Good Manufacturing Practices, or cGMP, requirements, and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and applicable foreign standards.

        We currently have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for both commercial and clinical programs. We are finalizing our business relationship with a third party logistics provider in the European Union, which we expect to be in place in the first half of 2015.

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

        The competition for Translarna includes the following:

  •
  Translarna for nmDMD.  There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of Duchenne muscular dystrophy. Other currently available treatments for Duchenne muscular dystrophy are only palliative. Corticosteroids, such as prednisone and deflazacort are often prescribed to treat some of the symptoms of the disease. Other biopharmaceutical companies are developing treatments for Duchenne muscular dystrophy based on a different scientific approach known as exon-skipping, including BioMarin Pharmaceutical Inc. (following its acquisition of Prosensa Therapeutic in early 2015) and Sarepta Therapeutics. Summit Corporation also has a product candidate in early clinical development designed to increase the production of the protein utrophin, which is functionally similar to dystrophin, to treat Duchenne muscular dystrophy. Nobelpharma, a Japanese company, is currently sponsoring a Phase 2 clinical trial in Japan of its product candidate NPC-14 (arbekacin sulfate), which is a generically available aminoglycoside antibiotic, in boys with nmDMD.

  •
  Translarna for nmCF.  There are currently no marketed therapeutics approved to treat the underlying cause of nmCF. Vertex Pharmaceuticals' CFTR potentiator drug Kalydeco (ivacaftor) is approved by the FDA and in other territories as a treatment for cystic fibrosis in patients six years of age and older who have a type of mutation in the CFTR gene known as a gating mutation. Vertex Pharmaceuticals also is developing two other product candidates for the treatment of cystic fibrosis in patients who have a type of mutation in the CFTR gene known as a process block mutation. We do not believe that Kalydeco or Vertex's other product candidates, which are designed for the treatment of patients with a mutation other than a nonsense mutation, are applicable for the treatment of patients with nmCF, except possibly in very rare instances in which a patient is heterozygous with both a nonsense mutation and a gating or blocking mutation. Other current treatments for cystic fibrosis are designed to alleviate the symptoms of the disease and depend upon the stage of the disease and the organs involved. Clearing mucus from the lungs is an important part of the daily cystic fibrosis treatment regimen. Chest physical therapy is a form of airway clearance that involves vigorous clapping on the back and chest to dislodge the thick mucus from the lungs. Other treatments for cystic fibrosis include TOBI (tobramycin), an aerosolized antibiotic used to treat lung infections that is marketed by Chiron Corporation, and Pulmozyme, a mucus-thinning drug shown to reduce the number of lung infections and improve lung function, that is marketed by Genentech, Inc. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

        The key competitive factors affecting the success of Translarna are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

Sales and marketing

        We began establishing a small commercial organization in Europe in 2013 in support of a potential launch of Translarna. During 2014, our European commercial organization began to grow following the adoption of a positive opinion by the EMA's Committee for Medicinal Products for Human Use regarding our marketing authorization application for the treatment nmDMD. As of December 31, 2014, our international team was comprised of approximately 20 employees, including members of our commercial team who will work with the physicians and patient advocacy groups who are involved in the treatment of patients suffering from nmDMD. This team is comprised of country managers, field-based commercial, legal and finance support, medical affairs, medical information, marketing, quality and supply chain. We have benefitted from significant interest in launching Translarna with strong commercial hires bringing significant experience launching new therapies in the rare disease space. In addition, in select territories, we have engaged full time consultants, marketing partners and distribution partners to assist us with our international commercialization efforts. We are evaluating additional markets outside of the EEA to determine in which geographies we might, if approved, choose to commercialize Translarna ourselves and in which geographies we might choose to collaborate with third parties. We intend to continue to promote Translarna where permitted in the EEA and in other permitted territories using both internal and external resources. We expect that our internal team and partnership network will continue to grow in support of the launch in order to maximize access to patients.

        During 2014, we sought and received authorization to distribute Translarna under EAP programs in Columbia, Spain, Israel, Turkey, France and Italy. We intend to pursue EAP programs in additional territories, including Brazil, Argentina and Australia, during 2015. We ultimately intend to make Translarna for the treatment of nmDMD available to all eligible patients. In 2015, we anticipate further growing our commercial team in support of additional launches in the EEA and these EAP programs. We also anticipate beginning to establish our preliminary commercial presence both in the U.S. and Japan in anticipation of potential future commercial launch activities.

Government Regulation

        Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. government regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Failure to comply with the applicable FDA requirements at any time pre- or post-approval may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA's imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

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

The new drug approval, or NDA, process

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

        To market a new drug in the United States, a sponsor generally must undertake the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies under the FDA's good laboratory practices regulations and other applicable laws or regulations;

  •
  submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin;

  •
  approval by an independent Institutional Review Board, or IRB, prior to initiation and subject to continuing review;

  •
  completion of adequate and well-controlled clinical trials in accordance with Good Clinical Practices, or GCP, and the ICH E6 GCP guidelines, to establish the safety and efficacy of the product for each of its proposed indications;

  •
  submission and FDA acceptance of an New Drug Application, or; satisfactory completion of an FDA Advisory Committee meeting, if applicable;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, which require that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

        Preclinical tests include laboratory evaluations of product chemistry, stability, toxicity and formulation, as well as animal studies. In order to begin clinical testing, a sponsor must submit an investigational new drug application, or IND, to FDA, which includes, among other things, the results of the preclinical tests, manufacturing information, analytical data, proposed clinical protocols, and any available clinical data or literature on the drug product. Some preclinical testing may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. In other words, submission of an IND may not result in the FDA allowing clinical trials to commence.

        Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and subsequent protocol amendments must be submitted to the FDA as part of the IND. All research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, and the informed consent form. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, to be publicly posted on the Clinicaltrials.gov website.

        Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 clinical trials may be conducted in patients or healthy volunteers to evaluate the product's safety, dosage tolerance and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase 2 clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug for specific indications.

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

        Clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or a data safety monitoring board may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects are or would be exposed to an unreasonable and significant risk of illness or injury. Similarly, an IRB can suspend or terminate approval of a clinical trial if the trial is not being conducted in accordance with the IRB's requirements or if the research has been associated with unexpected serious harm to patients. The FDA typically requires that an NDA include data from two adequate and well-controlled clinical trials, but approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence. In some cases, the FDA may condition approval of an NDA on the applicant's agreement to conduct additional clinical trials to further assess the drug's safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

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

        The FDA has explained in guidance that some drugs are dependent upon the use of an in vitro diagnostic test, such as when the use of the drug is limited to a specific patient subpopulation that can be identified by using the test. The guidance refers to the diagnostic tests used with these types of drugs as in vitro companion diagnostic devices. According to the guidance, in vitro companion diagnostic devices will require the submission and approval of a premarket approval application before they are marketed. Some in vitro companion diagnostic devices, however, could potentially be cleared through a 510(k) premarket notification submission. The guidance states that the FDA generally will not approve a drug that is dependent upon the use of an in vitro companion diagnostic device if no such device is FDA-approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug without an approved or cleared in vitro companion diagnostic device when the drug is intended to treat a serious or life- threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of drug with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA guidance documents represent the FDA's current thinking on a topic but do not establish legally enforceable responsibilities.

        Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including proposed labeling and information on the chemistry, manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. In most cases, the NDA must be accompanied by a substantial user fee, though a waiver of such fees may be obtained under certain limited circumstances. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit a substantive review. If the FDA determines that the NDA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file an NDA, the applicant may request an informal conference with the FDA about whether the application should be filed. The applicant also may appeal the decision through the FDA's formal dispute resolution process, which involves appealing the decision through the Center for Drug Evaluation and Research and, ultimately, to the Commissioner of Food and Drugs if necessary. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months after submission of an NDA in which to complete its initial review of a standard NDA and respond to the applicant, and eight months for a priority review NDA. The FDA does not always meet its PDUFA goal dates for review of NDAs. The review process and the PDUFA goal date may be extended by additional three month review periods whenever the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle.

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

        The FDA may limit the indications for use, approve narrow labeling relegating a drug to second- line or later-line use, add limitations of use to the labeling or place other conditions on approvals, which could restrict the marketing of the products. Further, FDA may require that certain contraindications, warnings or precautions be included in the product labeling. After approval, some types of changes to the approved product, such as adding new indications, which may itself require further clinical testing, or changing the manufacturing process are subject to further FDA review and approval.

Post-approval requirements

        After FDA approval of a product is obtained, we are required to comply with a number of post-approval requirements, including, among other things, establishment registration and product listing, record-keeping requirements, reporting certain adverse reactions and production problems to the FDA, providing updated safety and efficacy information, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the drug's safety and efficacy.

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

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug for off-label uses, manufacturers may only promote for the approved indications and in accordance with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including adverse publicity, warning and untitled letters from the FDA, requests for corrective advertising or communications with doctors, and civil penalties or criminal prosecution.

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

        Once approval is granted, FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if issues bearing on the product's safety or efficacy are discovered. Newly discovered or developed safety or effectiveness data or other information may also require changes to a product's approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established that could delay or prevent FDA approval of our products under development or negatively impact the marketing of any future approved products.

Orphan drug designation

        We have received orphan drug designation from the FDA for Translarna for the treatment of nmCF, nmDMD, and nmMPS I. The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.

Fast track designation

        We have obtained fast track designation from the FDA for our product candidate Translarna for the treatment of nmDMD. The FDA's fast track program is a process designed to facilitate the development and review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast track designation applies to the product for the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication that receives fast track designation. The sponsor of a product designated as being in a fast track drug development program may engage in close early communication with the FDA including through timely meetings and feedback on clinical trials. Products in the fast track drug development program also may receive priority review or accelerated approval, and sponsors may be able to submit portions of an application on a rolling basis rather than as one complete submission. The FDA may notify a sponsor that its program is no longer classified as a fast track development program if the fast track designation is no longer supported by emerging data or the designated drug development program is no longer being pursued.

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

Regulation in the European Union

        We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA's Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy, nmCF and nmMPS I. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized E.U. marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the European Medicines Agency, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a 'similar medicinal product.' A 'similar medicinal product' is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

        Overview of application process.    To obtain regulatory approval of a drug under the European Union's regulatory systems and authorization procedures, an applicant may submit MAAs under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products, like Translarna for the treatment of nmDMD and nmCF, and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all E.U. member states based on a single application. Under the centralized procedure, the EMA's Committee for Human Medicinal Products, or CHMP, is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co-rapporteur, it prepares a list of potential outstanding issues, referred to as "other concerns" or "major objections". These are sent to the applicant together with CHMP's recommendation. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the "other concerns" and/or "major objections" identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are "major objections".

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

        Conditional marketing authorizations.    In specific circumstances, as with Translarna for the treatment of nmDMD, E.U. legislation enables applicants to obtain a marketing authorization on a conditional basis prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for products designated as orphan medicinal products, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. The granting of a conditional marketing authorization will depend on the applicant's ability to fulfill the conditions imposed within the agreed upon deadline.

        Variations to conditional marketing authorizations.    After the granting of a conditional marketing authorization, the marketing authorization holder may submit an application to vary the conditional marketing authorization under a variation procedure. For example, we intend to file a variation to our marketing authorization of Translarna for the treatment of nmDMD to seek inclusion of Translarna for nmCF during the second half of 2015. In the case of the introduction of an additional therapeutic indication, the timeframe for the variation procedure is 90 days (plus 10 days for validation) to finalize the EMA assessment, followed by the time required for the European Commission to issue its decision varying the existing conditional marketing authorization. However, in the framework of a variation application assessment procedure, the EMA may send one or more supplementary requests for information to the marketing authorization holder, requiring that additional information be provided by the marketing authorization holder to support its variation application. Such supplementary requests will be sent together with a timetable stating the date by when the marketing authorization holder must submit the requested data and, where appropriate, the extended evaluation period to be applied to such variation procedure. The 90 day variation procedure may be suspended for up to two months for the marketing authorization holder to submit its responses to such supplementary requests. The marketing authorization holder will be notified of the outcome of the CHMP's assessment of the variation procedure within 15 days from the adoption of the CHMP opinion. If unfavorable, the CHMP opinion may be subject to a re-examination procedure upon the marketing authorization holder's request. This may imply an additional two-month procedure. If the CHMP opinion is favorable, the European Commission will vary the marketing authorization to introduce the additional therapeutic indication within two months from the receipt of the final CHMP opinion.

        Additional requirements and considerations.    Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.

        In the European Union, independently generated data submitted as part of a full marketing authorization application dossier are protected by regulatory data protection ('data exclusivity') for a period of eight years from the granting of a marketing authorization for a 'reference product'. This means that for a period of eight years, competent authorities may not accept marketing authorization applications that rely on the independently generated data in the marketing authorization dossier of the reference product. Generic medicinal products that rely on the independently generated data of the reference product may not be placed on the market for product. These periods of data exclusivity and market exclusivity do not prevent other companies from obtaining a marketing authorization based on their own independently generated data.

        In connection with the marketing authorization granted for Translarna for the treatment of nmDMD in the EEA, we are required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products that are in addition to the other conditions of the marketing application described above. We must, for example, comply with the E.U.'s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of E.U. member states may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the E.U. Similarly, failure to comply with the E.U.'s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

        Off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at European Union level and in the individual European Union member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict our promotional activities with health care professionals. In addition, legislation adopted at the European Union level and by individual European Union member states require that promotional materials and advertising in relation to medicinal products comply with the product's Summary of Product Characteristics, or

SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.

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

Pharmaceutical Pricing and Reimbursement

        The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceuticals have been a focus of this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 expanded Medicare coverage for drug purchases by the elderly and changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this law may decrease the coverage and reimbursement rate that we may receive for any approved products. Likewise, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may reduce the profitability of drug products by increasing the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011, extending the Medicaid rebate to Medicaid managed care plans, changing the Medicaid rebate rates for line extensions or new formulations of oral solid dosage form, mandating discounts for certain Medicare Part D beneficiaries, and imposing non-deductible annual fee on pharmaceutical manufacturers or importers who sell "branded prescription drugs," effective 2011, expanding the types of entities eligible for the "Section 340B discounts" for outpatient drugs, requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D; and creating a process for approval of biologic therapies that are similar or identical to approved biologics.

        Other legislative changes since the enactment of the Affordable Care Act include the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. In December 2013, Congress amended the Budget Control Act to provide greater discretionary spending in 2014 and 2015 than originally budgeted and provide relief from the FDA user fee for two years; this legislation also extended the prohibition against reducing payments to Medicare providers by more than 2% for two years (i.e., until 2023). In December 2015, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services.

        There is increasing pricing pressure from managed care organizations, government agencies and programs that could negatively affect the company's sales and profit margins. In the United States, these include practices of managed care groups, federal and state exchanges, and institutional and governmental purchasers. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could negatively impact the company's sales and profit margins. Such pressures may also increase the risk of litigation or investigations by the government regarding pricing calculations. The pharmaceutical industry will likely face greater regulation and political and legal action in the future. In this healthcare regulatory climate, there may be significant delays in and impediments to obtaining coverage and reimbursement for newly approved drugs. Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective by the FDA. Coverage by federal healthcare programs may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities' coverage of the same products. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs such as Medicare and Medicaid, private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in the use of a higher priced drug. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States.

        The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. In the future, we may need to conduct direct head-to-head studies to demonstrate clinical superiority and cost- effectiveness. Our product candidates may not be considered clinically superior and cost- effective to competitor products.

        The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement. In addition, there is an increasing emphasis on managed care in the United States that may negatively impact pharmaceutical pricing.

        In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low-priced and high- priced member states), can further reduce prices. In some countries we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain reimbursement or pricing approval.

Freedom of Information Requests

        We are also subject both in the U.S. and ex-U.S. to various regulatory schemes regarding freedom of information requests. We have been and may, from time to time, be notified by the EMA that we had received a request regarding public access to documents held by institutions of the EU related to our marketing authorization applications. We may, from time to time, be notified by regulators such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, for example, regarding our product or our product candidates. For example, we have been notified by the EMA that it received a request regarding public access to documents held by institutions of the EU related to our marketing authorization applications. While we are likely to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful if any such challenge is raised.

Fraud and Abuse Laws

        Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.

        Both the federal Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act are broad in scope and will require companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company.

        The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

        The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies' marketing of a product for unapproved, and thus non-reimbursable, uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

        HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

        The federal Physician Sunshine Act requirements under the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. Statutory requirements to disclose publicly payments made to physicians have also been enacted in certain European Union member states.

        Pharmaceutical manufacturers will be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to make these first reports for information collected in 2013 by March 31, 2014. Such information is to be made publicly available by the Secretary of Health and Human Services in a searchable format beginning September 30, 2014. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1.0 million per year for "knowing failures") for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Further, the Affordable Care Act amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes. This amendment provides that a person or entity no longer needs to have knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

        If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties. Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain European Union member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations ("EFPIA"), have published codes of conduct to which its members have agreed to abide to, that require the public disclosure of payments made to healthcare professionals and healthcare organizations.

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

        Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information.

Customers

        Our current customers are generally specialty pharmacies and hospitals located in one of the foreign countries in which Translarna for the treatment of nmDMD is available pursuant to an early access program. We are authorized under early access programs in several countries in the EEA, and Israel, Turkey and Columbia. Translarna is only commercially available for sale in Germany.

        The success of Translarna, and any other product candidates we may develop, depends largely on obtaining and maintaining government reimbursement. See "Pharmaceutical Pricing and Reimbursement" above and "Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates" for further discussion. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority. We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

        A discussion of the risks attendant to our international operations is set forth in Item 1A. "Risk Factors."

Research and Development Expenses

        The research and development expenses in each of our last three fiscal years is provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

        As of December 31, 2014, we had 193 employees, of whom 187 were employed on a full-time basis, and 33 full-time consultants. Our research and development team is comprised of 63 employees. Approximately 55 of our employees hold an M.D. or Ph.D. degree. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur significant expenses in connection with the continued expansion of our global operations and execution of our commercial strategy for Translarna™ (ataluren) in European Economic Area and other territories, our efforts to obtain broader and additional regulatory approvals for Translarna, and the development of our product pipeline. We expect to continue to incur operating losses for at least the next several years and may never generate profits from operations or maintain profitability.

        Since inception, we have incurred significant operating losses. As of December 31, 2014, we had an accumulated deficit of $422.6 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

        We are a growing commercial-stage biopharmaceutical company, but prior to 2014 we devoted substantially all of our efforts on research and development, including clinical trials. In August 2014, the European Commission granted marketing authorization for Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. See "Business—Regulation in the European Union on page 40" and "Risk Factors—Risks Related to Regulatory Approval of our Product Candidates on page 77" for further detail regarding the EMA's approval process, including a description of the risk-benefit balance.

        The marketing authorization described above allows us to market Translarna in the 31 member states of the European Economic Area, or EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA throughout 2015 and beyond, subject to completion of pricing and reimbursement negotiations. Concurrently, in preparation for a potential U.S. launch in the first half of 2016, we have begun building out our commercial team and infrastructure in the U.S. We anticipate that our expenses will increase substantially in connection with the expansion of our global infrastructure as we continue to establish an international presence and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses.

        In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for Translarna in additional indications as well as for our other product candidates, including in connection with our Phase 1 clinical study under our cancer stem cell program, which is planned to initiate in the first half of 2015, and our IND-enabling studies under our antibacterial program. In addition, we may incur substantial costs in connection with our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

        Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

  •
  successfully completing confirmatory Phase 3 clinical trials of Translarna for the treatment of either or both of nmDMD and nmCF and successfully initiating clinical trials of Translarna for the treatment of additional indications, including nmMPS I, and successfully advancing our other programs and collaborations, including our cancer stem cell, antibacterial and SMA programs;

  •
  establishing a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell Translarna in Europe, the United States, and other parts of the world;

  •
  successfully implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

  •
  negotiating and securing adequate pricing and reimbursement terms on a timely basis, or at all, in the countries in which we have and may obtain regulatory approval;

  •
  negotiating and securing adequate reimbursement from other third-party payors for Translarna;

  •
  launching commercial sales of Translarna for the treatment of nmDMD in accordance with our estimated timeline;

  •
  maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA and satisfying all related conditions and ongoing requirements;

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

        We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF and our Phase 2 proof-of-concept study of Translarna in nmMPS and our IND-enabling studies under our antibacterial program and prepare to commence our Phase 1 clinical study for PTC596 under our cancer stem cell program. We also expect to initiate proof-of-concept studies for Translarna in at least one additional indication during 2015. Furthermore, since the closing of our initial public offering in June 2013, we have begun to incur additional costs associated with operating as a public company.

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

        Our future capital requirements will depend on many factors, including:

  •
  the progress and results of confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our Phase 2 proof-of-concept study for nmMPS I and our planned Phase 1 clinical study under our cancer stem cell program;

  •
  the scope, costs and timing of the expansion of our commercial infrastructure, including in connection with the growth of our international presence, in Europe and in other territories;

  •
  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, in the European Economic Area for nmDMD and any of our other product candidates that may receive marketing approval or any additional indications or territories in which we receive authorization to market Translarna;

  •
  the timing and costs related to our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015;

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

        We are continuing to engage in significant commercialization efforts for Translarna for nmDMD throughout the EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA throughout 2015 and beyond, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries. We expect that our commercial revenue generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the European Economic Area and other territories in which we have obtained marketing authorization and reimbursement approval or are permitted to initiate treatment under reimbursed early access programs or pursuant to other procedures. Other commercial revenue, if any, would be derived from sales of products that we are not planning to have commercially available for several years, if at all.

        Accordingly, we will need to continue to rely on additional financing in connection with our continuing operations and to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or based on strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

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

        We commenced our commercial launch of Translarna in Germany in December 2014 and in the third quarter of 2014 we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries. Prior to such time, our operations were limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, and preparing for the commercial launch of Translarna for nmDMD in Europe. We are in the process of transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in such a transition. Other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual EMA reassessment until we fulfill certain obligations, we have not proven our ability to successfully obtain marketing approvals to sell our product or product candidates. In addition, we have not yet demonstrated our ability to complete development of product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for a successful full scale product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Our ability to use our net operating losses and certain other tax attributes may be subject to annual limitations under federal and state tax law that could materially affect our ability to utilize such losses and attributes.

        If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, or Section 382, the corporation's ability to utilize any net operating losses, or NOLs, and certain tax credits and other attributes generated before such an ownership change, is limited. We believe that we have in the past experienced ownership changes within the meaning of Section 382 that have resulted in limitations under Section 382 (and similar state provisions) on the use of our NOLs and other tax attributes. Future changes in ownership could result in additional ownership changes within the meaning of Section 382 that could further limit our ability to utilize our NOLs and certain other tax attributes.

Changes in our effective income tax rate could adversely affect our results of operations.

        We are subject to income taxes in the Unites States and various foreign jurisdictions. Taxes will be incurred as income is earned among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the U.S. Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or by changes to our ownership or capital structure. The impact on our income tax provision resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

Risks Related to the Development and Commercialization of our Product and Product Candidates

We depend heavily on the success of our lead product, Translarna, which we are developing for nmDMD, nmCF and nmMPS I. All of our other product candidates are still in early clinical or preclinical development. If we are unable to execute our commercial strategy for Translarna for the treatment of nmDMD in the European Economic Area, fail to receive regulatory approval in the United States and other territories, fail to maintain or satisfy the conditions of our marketing authorization in the European Economic Area, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF and are initiating a Phase 2 proof-of-concept study in nmMPS I. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna. In August 2014, Translarna was granted marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged 5 years and older, which is subject to annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report in 2015. Translarna is still under investigation for the treatment of nmDMD in the United States and has not been approved by the FDA. If we do not successfully commercialize Translarna in the EEA or receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.

        The success of Translarna will depend on a number of additional factors, including the following:

  •
  successful completion of confirmatory Phase 3 clinical trials of Translarna in nmDMD and nmCF and the successful advancement of Translarna in additional indications, in particular, nmMPS I;

  •
  the establishment of an expanded international commercial infrastructure capable of supporting product sales, marketing and distribution of Translarna;

  •
  implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

  •
  the continued maintenance of, and satisfaction of the conditions under, the marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area;

  •
  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs on adequate terms;

  •
  whether and when we obtain marketing approval of Translarna in additional territories and for additional or expanded indications;

  •
  successful negotiation of adequate pricing and reimbursement terms on a timely basis, or at all, in the countries which require such negotiation and in which we obtain regulatory approval;

  •
  the timing and scope of the commercial launch of Translarna in nmDMD;

  •
  establishing and maintaining commercial manufacturing arrangements with third party manufacturers;

  •
  the ability of our third-party manufacturers to successfully produce commercial and clinical supplies of Translarna on a timely basis sufficient to meet the needs of our commercial and clinical activities;

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

        If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize Translarna, which would materially harm our business.

The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is subject to the satisfaction of specific conditions and is limited to ambulatory patients aged five years and older located in the European Economic Area, which significantly limits an already small treatable patient population, reduces our commercial opportunities, and is subject to an annual reassessment of the risk-benefit balance by the EMA.

        We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing. Overall, we estimate that the potential opportunity for a treatment for nmDMD is approximately 7,000 patients worldwide including 2,000 patients in the United States, 2,500 patients in the European Union and 2,500 patients in the rest-of-world including Latin America, Japan and Australia. We estimate that approximately 40% of nmDMD patients are ambulatory and at least five years old. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.

        In addition, the marketing authorization granted by the European Commission is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annul EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, which must include additional efficacy and safety data from the trial in 2015, and implement measures, including pharmacovigilance plans, that are detailed in the risk management plan. We submitted a marketing authorization renewal request to the

EMA in February 2015. We plan to seek to renew the marketing authorization on an annual basis until we have satisfied the conditions of the marketing authorization and a full marketing authorization is granted. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials, any of which would negatively impact our anticipated revenue from Translarna and materially harm our business. See "Business—Regulation in the European Union on page 40" and "Risk Factors—Risks Related to Regulatory Approval of our Product Candidates on page 77" for further detail regarding the EMA's approval process, including a description of the risk-benefit balance.

If clinical trials of our product or product candidates, such as our confirmatory Phase 3 clinical trials of Translarna, fail to demonstrate safety and efficacy to the satisfaction of the EMA or FDA, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of Translarna or any other product candidate.

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

        Further, the marketing authorization granted by the European Commission is subject to an annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. If the results of ACT DMD are not favorable, if we fail to satisfy the conditions of the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. See "Business—Regulation in the European Union on page 40" and "Risk Factors—Risks Related to Regulatory Approval of our Product Candidates on page 77" for further detail regarding the EMA's approval process, including a description of the risk-benefit balance. We also sell Translarna under reimbursed early access programs in a limited number of countries and there is no assurance that such sales will continue to be authorized in any particular country. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and could materially harm our business.

        If we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

  •
  be unable to successfully renew our marketing authorization in the EEA for Translarna for the treatment of nmDMD;

  •
  be delayed in obtaining marketing approval for our product candidates or additional authorizations for our product;

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

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product or product candidates could be delayed or prevented.

        We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product or product candidates, including:

  •
  clinical trials of our product or product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

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

  •
  we may have to suspend or terminate clinical trials of our product or product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

  •
  regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

  •
  the cost of clinical trials of our product or product candidates may be greater than we anticipate;

  •
  the supply or quality of our product or product candidates or other materials necessary to conduct clinical trials of our product or product candidates may be insufficient or inadequate; or

  •
  our product or product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

        Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product or product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product or product candidates, and so may harm our business and results of operations.

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

        Because of these limitations, regulatory authorities typically give greater weight to results from pre-specified analyses and adjusted p-values and less weight to results from post-hoc, retrospective analyses and nominal p-values. This diminishes the likelihood that the EMA will approve our request of a variation to our marketing authorization for Translarna to include Translarna for nmCF on a conditional basis, and, even if we successfully complete our confirmatory Phase 3 clinical trials, could negatively impact the evaluation by the EMA or the FDA of our anticipated applications for full marketing approval for Translarna for the applicable indication.

Our confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF, even if successfully completed, may not be sufficient for approval of Translarna for the applicable indication.

        It is possible that the EMA or the FDA may not consider the results of our confirmatory Phase 3 clinical trials of Translarna for nmDMD or nmCF, once completed and even if successful, to be sufficient for approval of Translarna for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing approval of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors or are not adequately supported by other trial endpoints. In addition, although we have had discussions with the FDA regarding our confirmatory Phase 3 clinical trial of Translarna for the treatment of nmCF, the FDA may not consider our proposed trial design acceptable. For example, in 2012, the FDA indicated that in its view the data from our completed Phase 3 clinical trial and other data from our development program in cystic fibrosis do not by themselves support an NDA submission and, consequently, the FDA informed us that additional clinical data would be required to establish the evidence necessary to support eventual filing of an NDA for the use of Translarna to treat nmCF. We had additional interactions with the FDA in 2013 regarding the clinical development design which would have the potential to support an NDA, but we did not achieve a consensus between the EMA and FDA views. While we have incorporated feedback from the FDA into our ACT CF trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV1, CF pulmonary exacerbations and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. FEV1 is the primary endpoint in ACT CF, with CF pulmonary exacerbations and body mass index key secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and FDA's earlier recommendation. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results. Based on these interactions, we nonetheless initiated ACT CF in the first half of 2014 consistent with feedback from the EMA on our trial design. If the FDA does not consider our trial designs acceptable, we may need to conduct more than one confirmatory clinical trial and our ability to receive marketing approval for this indication could be delayed or prevented.

Because we are developing our product and product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable.

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

        Prior to our conducting the Phase 2b clinical trial of Translarna for nmDMD, there was no established precedent for an appropriate trial design to evaluate the efficacy of Translarna for nmDMD, and little clinical experience in the methodologies used to analyze the resulting data. Although we believe that we now understand the issues of concern with the pre-specified statistical analyses of our Phase 2b clinical trial results, and that we have designed our confirmatory Phase 3 ACT DMD clinical trial of Translarna in an appropriate fashion, we may nonetheless experience similar or other unknown complications with ACT DMD because of the limited clinical experience in this indication. As a result, we may not achieve the pre-specified endpoint with statistical significance in ACT DMD, which would make approval of Translarna for this indication unlikely. Among other endpoints in ACT DMD, the trial protocol includes two secondary endpoints that have not been used previously as outcome measures in published therapeutic clinical trials of nmDMD. These endpoints, in particular, may produce results that are unpredictable or inconsistent with other trial results.

        With regard to nmCF, we believe that we now understand subgroup effects that we observed in our completed Phase 3 clinical trial and that we have designed our confirmatory Phase 3 ACT CF clinical trial of Translarna to take these effects into account. However, we may nonetheless experience unknown complications with ACT CF. As a result, we may not achieve the pre-specified endpoint with statistical significance in ACT CF, which would make approval of Translarna for this indication unlikely.

        We are faced with similar challenges in connection with the design of our Phase 2 proof-of-concept study of Translarna in nmMPS I because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of this disorder. While clinical trials of enzyme replacement therapies conducted by third parties have provided some insight into the disorder, enzyme replacement therapies do not sufficiently address the central nervous system, skeletal or cardiac symptoms associated with the disorder. In addition, our own pre-clinical and early stage clinical trials targeting nmMPS I have been limited in duration and, as a result, it is substantially uncertain whether our clinical design will optimize the duration or level of dosing or that we will be able to demonstrate a statistically significant biochemical or clinical effect in the primary or secondary pre-specified endpoints selected for the study.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

        We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 ACT CF clinical trial of Translarna or our Phase 2 proof-of-concept study of Translarna in nmMPS I, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. For example, nmCF and nmMPS I are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors' clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

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

        Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in our confirmatory Phase 3 clinical trial of Translarna in nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we intend to submit a variation to our marketing authorization for Translarna in the EEA in the second half of 2015 to seek approval for the treatment of nmCF. Although we plan to submit the variation with the clinical results achieved in our prior Phase 3 clinical trial in nmCF, we believe that the CHMP will consider it important that ACT CF be well underway prior to our submission. As a result, enrollment delays in ACT CF could also delay the timeline for our planned submission with the EMA. In addition, we expect that even if the EMA approves a variance to include Translarna for nmCF, any such approval will be subject to the same types of conditions that apply to our marketing authorization in nmDMD, including our ability to provide comprehensive clinical data from a confirmatory Phase 3 clinical trial. As a result, ACT CF enrollment delays could have a negative impact on our ability to obtain and maintain any marketing authorization for nmCF that may be granted in the future, if any.

If serious adverse or inappropriate side effects are identified during the development of Translarna or any other product candidate, we may need to abandon or limit our development of that product or product candidate.

        All of our products and product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If our product or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

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

        Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases. In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, in 2015. We may not be successful in developing and receiving full regulatory approval for such use and we may not receive regulatory approval for additional indications for Translarna or any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.

Translarna for the treatment of nmDMD, or any other product candidate that receives marketing approval, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

        Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD, Translarna and any of our other product candidates that may receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in our continuing efforts to commercialize Translarna or commercializing any other product candidate if and when they are approved.

        We have limited experience in the sale and marketing of pharmaceutical products, and we may be unable to successfully execute our commercial strategy in the EEA or, if approved, in the U.S. or other territories. Our commercial strategy for Translarna involves the development of a commercial infrastructure that spans multiple jurisdictions. In preparation for a potential U.S. launch in the first half of 2016, we are evaluating our commercial strategy and have begun building out our commercial team and infrastructure in the U.S. Our ability to successfully commercialize Translarna for the treatment of nmDMD in the EEA and other territories, including the U.S., if approved, is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. International operations are subject to inherent risks. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous jurisdictions, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, and unexpected changes in international regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize Translarna in those jurisdictions in which it is or may be approved will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

        We have evaluated markets outside of the EEA to determine in which geographies we might, if approved, choose to commercialize Translarna ourselves and in which geographies we might choose to collaborate with third parties. We intend to continue to promote Translarna in the EEA and in other permitted territories using both internal and external resources. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training an internal commercial team is expensive and time consuming and could delay our commercialization efforts for Translarna for the treatment of nmDMD or any other product launch. If the commercial launch of Translarna or any other product candidate for which we recruit a commercial team and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition such personnel.

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

        We plan to develop our commercial strategy for additional indications for Translarna or other product candidates, if and when such drugs are approved in the applicable region.

We expect that during 2015 all of our sales of Translarna for the treatment of nmDMD will occur in territories outside of the U.S., which subjects us to additional business risks that could adversely affect our revenue and results of operations.

        We expect that for at least the next year, all of our revenue from sales of Translarna will be generated from countries other than the United States. Additionally, we have operations in several European countries and other territories. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

  •
  changes in international regulatory and compliance requirements that could restrict our ability to manufacture, market and sell our products;

  •
  financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;

  •
  difficulty in staffing and managing international operations;

  •
  potentially negative consequences from changes in or interpretations of tax laws;

  •
  changes in international medical reimbursement policies and programs;

  •
  trade protection measures, including import or export licensing requirements and tariffs;

  •
  our ability to develop relationships with qualified local distributors and trading companies;

  •
  political and economic instability in particular foreign economies and markets;

  •
  diminished protection of intellectual property in some countries outside of the U.S.;

  •
  differing labor regulations and business practices; and

  •
  regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors' and service providers' activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

        Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. As we continue to expand our existing international operations, we may encounter new risks.

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

        There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of Duchenne muscular dystrophy. Other currently available treatments for Duchenne muscular dystrophy are only palliative. However, there are other biopharmaceutical companies, including BioMarin Pharmaceutical Inc. (following its acquisition of Prosensa Therapeutic in early 2015) and Sarepta Therapeutics, that are developing treatments for Duchenne muscular dystrophy based on a different scientific approach known as exon-skipping. Summit Corporation also has a product candidate in early clinical development designed to increase the production of the protein utrophin, which is functionally similar to dystrophin, to treat Duchenne muscular dystrophy. Nobelpharma, a Japanese company, is currently sponsoring a Phase 2 clinical trial in Japan of its product candidate NPC-14 (arbekacin sulfate), which is a generically available aminoglycoside antibiotic, in boys with nmDMD.

        There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Chiron Corporation's TOBI and Genentech, Inc.'s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals' CFTR potentiator drug Kalydeco is approved by the FDA and in other territories as a treatment for cystic fibrosis in patients six years of age and older who have a type of mutation in the CFTR gene known as a gating mutation. Vertex Pharmaceuticals also is developing two other product candidates for the treatment of cystic fibrosis in patients who have a type of mutation in the CFTR gene known as a process block mutation. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

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

Even if we are able to commercialize Translarna for the treatment of nmDMD on a broad scale or commercialize Translarna for other indications or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

        We currently expect that Translarna will be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists.

        The regulations and practices that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the European Economic Area, require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

        Our ability to commercialize Translarna or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the E.U. and U.S. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Translarna or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for Translarna may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

        There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, in the European Union, for medicines authorized by the centralized authorization procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one European Union member state and import the product into another EU member state. This process is called "parallel distribution". As a result, a purchaser in one EU member state may seek to import Translarna from another European Union member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

        We face an inherent risk of product liability exposure related to the commercialization of Translarna, any other product that we may commercialize, and in connection with the testing of our product candidates in human clinical trials for Translarna and any other product that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  reduced resources of our management to pursue our business strategy;

  •
  decreased demand for any product candidates or products that we may develop;

  •
  injury to our reputation and significant negative media attention;

  •
  withdrawal of clinical trial participants;

  •
  significant costs to defend the related litigation;

  •
  increased insurance costs, or an inability to maintain appropriate insurance coverage;

  •
  substantial monetary awards to trial participants or patients;

  •
  loss of revenue; and

  •
  the inability to commercialize any products that we may develop.

        We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed early access programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we begin commercializing Translarna or as and when we begin commercializing any other product candidate that receives marketing approval. The cost of insurance coverage is highly variable, based on a wide range of factors and is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.

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

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We also maintain liability insurance for some of these risks, but our policy excludes pollution and has a coverage limit of $10.0 million.

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

        We have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, including GEMS and our alternative splicing technology, which we use in the discovery of these molecules, to date we have only been granted marketing authorization to treat nmDMD under a restricted label, and subject to the fulfillment of certain conditions, in the European Economic Area. We may not be able to satisfy the conditions of our current marketing authorization for nmDMD, including the completion of ACT DMD, and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

        We do not own or operate manufacturing or distribution facilities for the production or distribution of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients in Translarna and all of our product candidates. We outsource all manufacturing, packaging, labeling and distribution of our products and product candidates to third parties, including our commercial supply of Translarna.

        We currently have a contract with a pharmacy and hospital distributor in the EU that distributes Translarna for both commercial and clinical programs. We are finalizing our business relationship with a third party logistics provider in the EU, which we expect to be in place in the first half of 2015.

        We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our antibacterial and oncology programs through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in mid-2015. We engage a separate manufacturer to provide fill and finish services for our finished commercial and clinical product and are in the process of completing arrangements with two additional providers to provide these services, initially for our clinical product in early to mid-2015, with commercial product services expected to commence for at least one provider in late 2015. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates.

        We may be unable to conclude agreements for commercial or clinical supply with third-party manufacturers, or may be unable to do so on acceptable terms.

        Even if we are able to establish and maintain arrangements with third-party manufacturers and distributors, reliance on such service providers entails additional risks, including:

  •
  reliance on the third party for regulatory compliance and quality assurance;

  •
  the possible breach of the manufacturing agreement by the third party;

  •
  the possible misappropriation of our proprietary information, including our trade secrets and know-how;

  •
  the possibility of commercial supplies of Translarna not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;

  •
  the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions; and

  •
  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

        Many additional factors could cause production or distribution interruptions with the manufacture and distribution of Translarna and any of our product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, or raw material shortages.

        In addition, third-party manufacturers or distributors may not be able to comply with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or similar regulatory requirements outside the European Union and the United States. Our failure, or the failure of our third-party manufacturers or distributors, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, any of which could significantly and adversely affect supplies of Translarna or our product candidates.

        Our product and product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

        If the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should, prior to the time that we have validated alternative providers, cease to continue to do so for any reason, we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of Translarna or our product candidates or the drug substances used to manufacture them, we will lose commercial sales revenue and it will be more difficult for us to develop our product candidates and compete effectively.

        Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna and our product candidates may adversely affect our business, financial condition, results of operations and growth including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

        We do not independently conduct clinical trials for our product or product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

        Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar GCP and transparency requirements apply in the European Union. Failure to comply with such requirements, including with respect to clinical trials conducted outside the European Union and United States, can also lead regulatory authorities to refuse to take into account clinical trial data submitted as part of a marketing application.

        For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our then pending MAA for approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings related to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors' specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.

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

        We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approvals of our product or product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

        For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Roche and the SMA Foundation, for our spinal muscular atrophy program. We have entered into arrangements with certain third parties to market or distribute Translarna for the treatment of nmDMD in certain countries and, as we continue to implement our commercialization plans for Translarna, we anticipate that we will engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborator(s) for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

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

        The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

        Moreover, we may be subject to a third party submission of prior art to a patent office or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product candidates. For example, we have not conducted a recent freedom-to-operate search or analysis for Translarna™ (brand name of ataluren). Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing Translarna. Thus, we do not know with certainty whether Translarna, any other product candidate, or our commercialization thereof, does not and will not infringe any third party's intellectual property.

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

If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, including Translarna, we may be required to re-brand affected products, which could cause delays in getting such products to market and substantially increase our costs.

        Any trademark we intend to use for our product candidates, including Translarna, will require that we seek trademark registration worldwide. Trademark registration is a territory-specific and we must apply for registration in the US as well as any other country where we intend to commercialize product. Failure to obtain the appropriate registrations may place our use of the trademark at risk or make if subject to legal challenges, which could force us to choose an alternative name for our product candidates. In addition, the FDA, and other regulatory authorities outside the United States, typically conduct a separate review of proposed product names for pharmaceuticals, including an evaluation of potential for confusion with other product names or medication or prescribing errors. These regulatory authorities may also object to any product name we submit if they believe the name inappropriately implies medical claims. If the FDA or other competent regulatory authority outside the United States objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, either because of our inability to obtain a trademark registration or approval or related legal challenges or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications for such product candidate, and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or applicable other regulatory authority, which could cause delays in getting our products to market and substantially increase our costs. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Risks Related to Regulatory Approval of our Product and Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to continue to commercialize Translarna for nmDMD or other indications or commercialize our other product candidates, and our ability to generate revenue will be materially impaired.

        Translarna and our other product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

        We have received marketing authorization to market Translarna for nmDMD in the European Economic Area, which is subject to annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. We have not otherwise received marketing approval for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction. We intend to submit a variation to our marketing authorization application with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF. We expect that even if the EMA approves a variance to include Translarna for nmCF, any such approval will be subject to the same types of conditions that apply to our marketing authorization in nmDMD, including our ability to provide comprehensive clinical data from a confirmatory Phase 3 clinical trial, such as ACT CF.

        We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA. In December 2014, we commenced a rolling basis submission of a new drug application, or NDA, to the FDA for approval of Translarna for the treatment of nmDMD. We may not receive necessary approvals from the FDA or other regulators to further commercialize Translarna or any product candidate in any market.

        We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to continue to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Translarna or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

        For example, our ability to obtain and maintain marketing authorizations granted on a conditional basis in the European Union is limited to specific circumstances and subject to several conditions and obligations. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Marketing authorizations subject to conditions are only valid for one year, and must be renewed annually by the EMA after an assessment of the risk-benefit balance and need for additional or modified conditions.

        In addition, marketing approvals in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

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

        Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, nmCF, and nmMPS I. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is ten years in the European Union and seven years in the United States. The E.U. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.

        In the European Union, a "similar medicinal product" is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as Translarna, which is composed of small molecules, the FDA defines "same drug" as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for Translarna for these indications, both in the European Union and in the United States, may be important to the product candidate's success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as Translarna before we do and if the competitor's product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity for Translarna for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as Translarna if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. The same considerations would apply to any of our product candidates.

The fast track designation for Translarna may not actually lead to a faster development or regulatory review or approval process.

        If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. We have obtained a fast track designation from the FDA for Translarna for the treatment of nmDMD. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our fast track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the FDA's expedited review procedures, nor does it increase the likelihood of FDA approval.

Marketed pharmaceutical products, including Translarna for the treatment of nmDMD, are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

        The company, Translarna, our product candidates, our operations, our facilities, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.

        We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing approval. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization in the EEA is subject to annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

        We are required to submit safety and other post-market information and reports, implement pharmacovigilance plans, and comply with cGMP requirements related to manufacturing including, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping, among other things, in connection with the marketing authorization for Translarna for the treatment of nmDMD described above. Regulatory authorities, including the EMA and local regulatory authorities in EEA member states, subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections and the EMA is responsible for coordinating inspections, undertaken by the competent authorities of applicable member states, of our manufacturing facilities to assess whether our manufacturing, and other procedures, comply with cGMP. Similar regulatory and inspection requirements apply in other jurisdictions including those imposed by the FDA in the United States.

        Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of risk evaluation and mitigation strategy, or REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on manufacturers' communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

        In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results which could negatively affect our business, including:

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

        We are also subject to laws and license and registration requirements covering the distribution of marketed products. If we fail to comply with any of these requirements, we may be subject to action by regulatory agencies, which could negatively affect our business. Regulatory agencies may also change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.

Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions.

        In some countries, particularly the member states of the EEA, the pricing of prescription pharmaceuticals is subject to strict governmental control. Each country in the EEA has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to the marketing authorization granted by the European Commission in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. In some countries we may be required to conduct additional clinical trials or other studies of our product including trials that compare the cost-effectiveness of our product to other available therapies in order to obtain reimbursement or pricing approval. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Translarna on a timely basis, or at all.

        The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. Since December 2014, Translarna for the treatment of nmDMD has been commercially available in Germany, but we are still in the process of finalizing our pricing negotiations with relevant German authorities. We cannot predict the timing of Translarna's commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in any country, and there is no assurance that we will receive such approval or, if we do, that the price, level of reimbursement and other terms will be acceptable to us. In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed early access programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority.

        Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, during the fourth quarter of 2014, the publicly funded health care system in the UK determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna.

        Reference pricing used by various E.U. member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries.

        If we fail to successfully secure and maintain pricing and reimbursement coverage for Translarna or are significantly delayed in doing so or if burdensome conditions are imposed by private payers, government authorities or other third-party payers on such reimbursement, planned launches in the affected countries will be delayed and our anticipated revenue and growth prospects could be negatively affected and our business could be adversely affected.

Our relationships with customers, healthcare providers and professionals and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates, including Translarna. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.

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

        Restrictions and reporting requirements under applicable federal and state healthcare laws and regulations, and equivalent laws and regulations in the European Union, include, and are not limited to, the following:

  •
  Anti-corruption and anti-bribery statutes, including the U.S. Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act. These statutes are generally broad in scope and will require us to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company.

  •
  Anti-kickback statutes, which generally prohibit, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under government funded healthcare programs. The U.S. federal statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others and many states have enacted equivalent state laws that apply not only to government payors but commercial payors. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.

  •
  The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act), amended the intent requirement of the federal anti-kickback statute such that a person no longer needs to have actual knowledge of the statue or specific intent to violate it.

  •
  Laws and regulations, including the U.S. False Claims Act, which impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government. The U.S. government has brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government. The U.S. Attorneys' Offices and the main Department of Justice have taken broad interpretations of what constitutes falsity or false claims. A wide range of pharmaceutical manufacturers' commercial activity, marketing practices and price reporting practices have been scrutinized as potential violations of the False Claims Act.

  •
  The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information.

  •
  HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

  •
  Laws and regulations regulating off-label promotion. Off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at European Union level and in the individual European Union member states also prohibit the direct-to-consumer advertising of prescription- only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals. Under the Federal Food, Drug and Cosmetic Act and other laws, if any of our product candidates are approved, we would be prohibited from promoting our products for off-label uses. This means, for example, that we would not be able to make claims about the use of our marketed products outside of their approved indications, and we would not be able to proactively discuss or provide information on off-label uses of such products, with very specific and limited exceptions. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constituted the promotion of off-label use, the FDA could bring action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA's refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

  •
  Statutory requirements to disclose publicly payments made to physicians, including in certain European Union member states and the U.S. For example, under federal Physician Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. A number of states have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians and other covered recipients.

  •
  Laws governing the advertising and promotion of medicinal products, interactions with physicians and patients, misleading and comparative advertising and unfair commercial practices. For example, legislation adopted by individual EU member states that may apply to the advertising and promotion of medicinal products require that promotional materials and advertising in relation to medicinal products comply with the product's Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.

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

        In addition, interactions between pharmaceutical companies and physicians are also governed by industry self- regulation codes of conduct and physicians' codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states, as well as codes of conduct issued by self-regulatory industry bodies. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician's employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.

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

        While the U.S. Supreme Court upheld the constitutionality of most elements of the Affordable Care Act in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has in the past proposed and likely will continue to propose a number of legislative initiatives challenging various aspects of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation's automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. In December 2013, Congress amended the Budget Control Act to provide greater discretionary spending in 2014 and 2015 than originally budgeted and provide relief from the FDA user fee for two years; this legislation also extended the prohibition against reducing payments to Medicare providers by more than 2% for two years (i.e., until 2023). In December 2014, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services.

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

        In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize Translarna and our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

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

        In connection with our commercialization plans and business strategy, including our commercial launch of Translarna, we have experienced and plan to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

        We are an "emerging growth company", as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2018, provided that, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include: not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

        If the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, 2015, we will cease to be an emerging growth company as of December 31, 2015.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could significantly reduce the market price of our common stock.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. A significant number of our shares are currently "restricted" securities as a result of securities laws, but are able to be sold, subject to any applicable volume limitations under federal laws with respect to affiliate sales. Moreover, certain holders of an aggregate of 1,894,327 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

        We have a significant number of restricted stock awards and shares that are subject to outstanding options under our equity compensation plans or as inducement grants to new hire employees pursuant to Nasdaq rules. These shares underlying these awards are or, with respect to certain option grants, will be registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock or the sale of restricted stock upon vesting could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

        Certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. As of February 27, 2015, an aggregate of approximately 184,000 shares of our common stock, including shares of our common stock underlying stock option awards, held by nine of our directors and executive officers were subject to sale under Rule 10b5-1 plans.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal facilities consist of approximately 90,000 square feet of research and office space located at 100, 200 and 250 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under a lease that expires in 2019, with two consecutive five-year renewal options to renew the lease after 2019. We also lease space in Ireland and other European countries to support our operations as a global organization, but these leases are not material to us.

Item 3.    Legal Proceedings

        From time to time in the ordinary course of our business, we are subject to claims, legal proceedings and disputes as a result of patients seeking to participate in our clinical trials or otherwise gain access to our product candidates. We are not currently subject to any material legal proceedings.

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

        The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2013
Second quarter (beginning June 20, 2013)	$17.92	$13.03
Third quarter	$24.38	$13.88
Fourth quarter	$22.42	$13.15
Year ended December 31, 2014
First quarter	$34.65	$16.21
Second quarter	$28.75	$14.51
Third quarter	$47.20	$22.70
Fourth quarter	$57.50	$33.02

Holders

        As of February 25, 2015, there were 50 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        Set forth below is information regarding securities sold by us during 2014 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Inducement stock option awards

        Pursuant to the NASDAQ inducement grant exception, during the year ended December 31, 2014, we issued options to purchase an aggregate of 595,300 shares of common stock to certain new hire employees at a weighted-average exercise price of $37.15 per share. An aggregate of 5,900 of these options were forfeited during the year ended December 31, 2014 in connection with employee separations from the company. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

        As of December 31, 2014, we have used approximately $70.6 million of the net offering proceeds primarily to fund the clinical development of Translarna for the treatment of nmDMD, nmCF and nmMPS I, to seek marketing approval in the European Union, the United States and other territories for Translarna for nmDMD, for commercial efforts for Translarna, to fund research and development of Translarna for additional indications and for our earlier stage programs, and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.    Selected Financial Data

        The following table sets forth certain financial data with respect to our business. The selected consolidated financial data is derived from, and should be read in conjunction with, our Consolidated Financial Statements and related Notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other information contained elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012
Revenues:
Net product revenue	$717	$—	$—
Collaboration revenue	22,246	31,326	28,779
Grant revenue	2,282	3,370	5,167

Total revenues	25,245	34,696	33,946

Operating expenses:
Research and development	79,838	54,875	46,139
Selling, general and administrative	44,820	25,219	14,615

Total operating expenses	124,658	80,094	60,754

Loss from operations	(99,413)	(45,398)	(26,808)
Interest income (expense), net	1,180	(6,084)	(1,210)
Loss on extinguishment of debt	—	(130)	—
Other income (expense), net	(213)	38	1,783

Loss from operations before tax benefit	(98,446)	(51,574)	(26,235)
Net tax benefit	4,693	—	—

Net loss	(93,753)	(51,574)	(26,235)
Deemed dividend	—	(18,249)	—
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391	159,954
Less beneficial conversion charge	—	—	(378)

Net (loss) income attributable to common stockholders	$(93,753)	$(66,432)	$133,341

Net (loss) income attributable to common stockholders per share:
Basic	$(2.97)	$(5.18)	$219.76

Diluted	$(2.97)	$(5.18)	$42.50

Weighted-average shares outstanding:
Basic	31,565,310	12,829,411	3,328

Diluted	31,565,310	12,829,411	17,205

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

        We are a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology we refer to as post-transcriptional control. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases.

        Our lead product, Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne Muscular Dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. Our marketing authorization in the EEA is subject to an annual reassessment of the risk-benefit balance by the European Medicines Agency, or EMA, and is further conditioned on our ability to complete our global, confirmatory Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. We completed enrollment for ACT DMD in September 2014 and we expect to receive top-line data in the fourth quarter of 2015.

        In December 2014, we began submitting a rolling New Drug Application to the FDA for the approval of Translarna in nmDMD. Assuming positive data from the ACT DMD trial, we intend to complete our NDA submission in late 2015 and, if granted priority review and approval by the FDA, believe we have the potential to begin commercialization in the U.S. shortly thereafter. In preparation for the potential U.S. launch, we have begun building out our commercial team and infrastructure in the U.S.

        We hold worldwide commercialization rights to Translarna for all indications in all territories. During 2014 we initiated significant commercialization efforts to support the launch of Translarna in the EEA, including the establishment of our international headquarters in Ireland and additional offices in Europe and other territories, the hiring of country managers and other field-based commercial support employees, the submission of pricing and reimbursement dossiers, and the engagement of local consultants and, in select counties, third-party distributor/marketing partners. In many countries outside the U.S., including almost all countries in the EEA, a product must receive pricing and reimbursement approval before it can be commercialized. This market access process varies from country to country and can take over 18 months in certain circumstances.

        We initiated our global, confirmatory Phase 3 ACT CF trial in nmCF patients in June 2014. We intend to file a variation to our marketing authorization for Translarna in the EEA to seek approval for the treatment of nmCF in the second half of 2015. If approved, such variation will likely be subject to annual review and renewal by the EMA and conditioned upon our ability to provide comprehensive clinical data from ACT CF in a similar manner as our marketing authorization for Translarna in nmDMD.

        Our spinal muscular atrophy collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., or Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation, is advancing through clinical development. This is a program that was discovered internally at PTC with initial funding by the SMA Foundation. Roche is responsible for pursuing clinical development of the SMA program and commercialization consistent with a governance structure that includes representation from PTC and the SMA Foundation.

        In addition, we have a pipeline of product candidates that are in early clinical and preclinical development.

Funding

        During 2015, we expect that our revenues will be primarily generated from sales of Translarna in counties in the EEA where we are able to obtain pricing and reimbursement approval at acceptable levels and in other territories where we are permitted to distribute Translarna under our early access programs, or EAP.

        Historically, we have financed our operations primarily through our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.

        As of December 31, 2014, we had an accumulated deficit of $422.6 million. We had a net loss of $93.8 million for the fiscal year ended December 31, 2014 and a net loss of $51.6 million for the fiscal year ended December 31, 2013.

        We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the U.S., and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing ACT DMD and ACT CF trials as well as our Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates, including in our initiation of a Phase 1 clinical study under our cancer stem cell program in the first half of 2015. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

Financial operations overview

        To date, we have not generated significant product sale revenues. In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for

Translarna for nmDMD patients in selected countries. Once we establish a pattern of collectability, revenue will be recorded upon shipment assuming all other revenue recognition criteria are met.

        Roche and the SMA Foundation Collaboration.    In November 2011, we entered into a license and collaboration agreement, or licensing agreement, with Roche and the SMA Foundation pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our spinal muscular atrophy program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. The licensing agreement included a $30 million upfront payment made in 2011 which was recognized on a deferred basis over the research team, and the potential for up to $460 million in milestone payments and royalties on net sales.

        In August 2013, we announced the selection of a development candidate. The achievement of this milestone triggered a $10.0 million payment to us from Roche, which we recorded as collaboration revenue for the year ended December 31, 2013.

        In January 2014, we initiated a Phase 1 clinical program, which triggered a $7.5 million milestone payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.

        In November 2014, we announced that our joint development program in Spinal Muscular Atrophy (SMA) with Roche and the SMA Foundation (SMAF) has started a Phase 2 study in adult and pediatric patients. The achievement of this milestone triggered a $10 million payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.

        Grant revenue.    From time to time, we receive grant funding from various institutions and governmental bodies. The grants are typically for early discovery research, and generally such grant programs last from two to five years.

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

        We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I, and our IND-enabling studies under our antibacterial program, and as we prepare to commence our Phase 1 clinical study for PTC596 under our cancer stem cell program. We also expect to initiate proof-of-concept studies for Translarna in at least one additional indication during 2015. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

        The following table provides research and development expense for our most advanced principal product development programs, for the year ended December 31, 2014 and December 31, 2013.

	Year ended December 31,
	2014	2013
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$47,098	$30,270
Antibacterial	6,538	5,906
Cancer stem cell	2,681	1,172
Spinal muscular atrophy	2,523	2,776
Next generation nonsense readthrough	5,683	3,282
Other research and preclinical	15,315	11,469

Total research and development	$79,838	$54,875

        The successful development of our product and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

  •
  the scope, rate of progress and expense of our clinical trials and other research and development activities;

  •
  the potential benefits of our products and product candidate over other therapies;

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

Selling, general and administrative expense

        Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including share-based compensation expenses, in our executive, legal, business development, finance, accounting, information technology and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development expense; advertising and promotional expenses; costs associated with industry and trade shows; and professional fees for legal services, including patent-related expenses, and accounting services.

        We expect that selling, general and administrative expenses will increase in future periods as a result of our continued efforts to establish an expanded international presence in Europe and other territories and our continued efforts to commercialize Translarna for the treatment of nmDMD, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.

Interest income, net

        Interest income, net consists of interest related to our secured debt facility and interest income earned on investments. In July 2013, we paid in full the outstanding principal and interest related to our secured debt facility.

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

  Net Product Sales

        To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-15, Revenue Recognition—Products. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

        We have recorded revenue on sales where Translarna is available on a reimbursed early access program and typically paid for by a government authority or institution. We generally recognize revenue for these reimbursed early access programs on a cash basis if all other revenue recognition criteria have been met. Once we established a pattern of collectability, revenue will be recognized upon shipment assuming all other revenue recognition criteria are met.

        We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

  Collaboration and Grant Revenue

        The terms of collaboration agreements typically include payments of one or more of the following: nonrefundable, upfront license fees; milestone payments; research funding; and royalties on future product sales. In addition, if applicable, we generate service revenue through collaboration and grant agreements that provide for fees for research and development services or additional payments upon achievement of specified events.

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

Inventories and Cost of Product Revenues

        In 2014, we were notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. This marketing authorization is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, in 2015 and implement measures, including pharmacovigilance plans, that are detailed in the risk management plan for Translarna that was submitted to EMA. We submitted a marketing authorization renewal request to the EMA in February 2015. We plan to seek to renew the approval on an annual basis until their obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. The conditional marketing authorization allows the Company to market Translarna in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis.

        We do not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, we have not capitalized inventory and will not capitalize inventory until full approval has been obtained or until the Company can reasonably predict future product sales and demand generation. The costs incurred related to Translarna have been recorded as research and development expense in the statements of operations. We do not separately present a cost of product revenues in our statement of operations since the cost of product sales for 2014 was insignificant.

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

        In 2014, we issued a total of 1,639,996 stock options to various employees. Of those, 595,300 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires' employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

        The fair value of grants made in the year ended December 31, 2014 was contemporaneously estimated on the date of grant using the following assumptions:

	2014	2013	2012
Risk-free interest rate	0.11 - 2.04%	0.85 - 1.90%	1.14%
Expected volatility	70 - 91%	87 - 89%	87%
Expected term	5.50 - 6.25 years	6.00 - 6.25 years	6.00 - 6.25 years

        We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $22.39 per share.

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

        Restricted Stock Awards—Restricted stock awards are granted subject to certain restrictions, including service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of our common stock on the grant date, is expensed over the vesting period.

        The following table summarizes information on our restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2014	1,110,226	$10.68
Granted	—	—
Vested	(373,200)	$10.59
Forfeited	(18,626)	$10.75

Unvested at December 31, 2014	718,400	$10.72

        We recorded share-based compensation expense in the statement of operations as follows:

(in thousands)	2014	2013	2012
Research and development	$9,739	$4,312	$1,269
Selling, general and administrative	9,571	4,115	1,020

Total	$19,310	$8,427	$2,289

        As of December 31, 2014, 2013 and 2012 there was approximately $38.4 million, $21.6 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company's 2013 Long Term Incentive Plan and prior equity awards plans made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.66 years.

Warrant liability

        Warrants to purchase our common stock with nonstandard antidilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. Any change in fair value of these warrants is recorded as gain/(loss) on warrant valuation each reporting period in Other income/(expense) on our statement of operations.

Income taxes

        As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2014, we had approximately $226.3 million and $154.6 million of federal and state net operating loss carryforwards, respectively. As of December 31, 2014, credit carryforwards for federal and state purposes are approximately $6.5 million and $1.7 million, respectively. In addition the Orphan Drug Credit Carryover available as of December 31, 2013 is approximately $11.4 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards begin to expire in 2015. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses, or NOLs, and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. We determined that a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of our NOL carryforwards are limited and we can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL's will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $226.1 million of NOLs available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2014 there were $81.9 million in NOLs available for immediate use and an additional $16.7 million will free up in 2015.

Year ended December 31, 2014 compared to year ended December 31, 2013

        The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2014 and 2013.

	Year ended December 31,
			Change 2014 vs. 2013
(in thousands)	2014	2013
Revenues	$25,245	$34,696	$(9,451)
Research and development expense	79,838	54,875	24,963
Selling, general and administrative expense	44,820	25,219	19,601
Net tax benefit	4,693	—	4,693
Interest income (expense), net	1,180	(6,084)	7,264

        Revenues.    Revenues were $25.2 million for the year ended December 31, 2014, a decrease of $9.5 million, or 27%, from $34.7 million for the year ended December 31, 2013. Net product sales were $0.7 million for the year ended December 31, 2014. In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries on a cash basis until we establish a pattern of collectability with our product. Total invoiced revenue in 2014 was $2.5 million, which approximately $1.7 million has been booked as deferred revenue. Collaboration revenue was $22.2 million for the year ended December 31, 2014, a decrease of $9.1 million, or 29%, from collaboration revenues of $31.3 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in the recognition of the deferred revenue balance related to the amortization of approximately $16.8 million of upfront payments from grants and collaborations partially offset by milestone payments received from Roche for program achievements in the SMA program. Grant revenue was $2.3 million for the year ended December 31, 2014, a decrease of $1.1 million, or 32%, from grant revenue of $3.4 million for the year ended December 31, 2013.

        Research and development expense.    Research and development expense was $79.8 million for the year ended December 31, 2014, an increase of $24.9 million, or 45%, from $54.9 million for the year ended December 31, 2013. The increase resulted primarily from increased clinical trial expenses including the initiation of our ACT CF clinical trial, manufacturing of drug product and increase in non-cash, stock-based compensation expense of $5.4 million.

        Selling, general and administrative expense.    Selling, general and administrative expense was $44.8 million for the year ended December 31, 2014, an increase $19.6 million or 78% from $25.2 million for the year ended December 31, 2013. The increase resulted primarily from increased non-cash stock-based compensation expense of $5.5 million and increased costs related to our commercial launch activities and costs associated with establishing our international infrastructure.

        Net tax benefit.    We recognized a tax benefit of $4.9 million related to our sale of net operating losses and research and development credits in the New Jersey Technology Business Tax Certificate Transfer Program for the year ended December 31, 2014. We did not participate in this program during the year ended December 31, 2013.

        Interest income (expense),net.    Net interest income was $1.2 million for the year ended December 31, 2014, an increase of $7.3 million from net interest expense of $6.1 million for the year ended December 31, 2013. The increase was primarily due to interest income related to investments offset by lower interest expense resulting from the payoff of debt in July 2013. Interest expense for the year ended December 31, 2013 was due to interest related to the debt discount associated with the convertible debt issued in 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

(in thousands)	2013	2012	Change 2013 vs. 2012
Revenue	$34,696	$33,946	$750
Research and development expenses	54,875	46,139	8,736
Selling, general and administrative expenses	25,219	14,615	10,604
Interest expense, net	6,084	1,210	4,874
Loss on extinguishment of debt	130	—	130
Other income, net	38	1,783	(1,745)

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

        Research and development expense.    Research and development expense was $54.9 million for the year ended December 31, 2013, an increase of $8.8 million, or 19%, from $46.1 million for the year ended December 31, 2012. The increase resulted primarily from increased costs for clinical trials of $8.5 million related to the initiation of the Phase 3 clinical trial of Translarna for the treatment of nmDMD and an increase in share-based compensation of $1.2 million partially offset by a decrease in personnel costs of $2.1 million as a result of a reduction in force that we implemented in the second quarter of 2012.

        Selling, general and administrative expense.    Selling, general and administrative expense was $25.2 million for the year ended December 31, 2013, an increase of $10.6 million, or 72%, from $14.6 million for the year ended December 31, 2012. The increase resulted primarily from an increase in share-based compensation of $4.9 million and increases in public company related expenses and pre-commercial activities.

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

        Other income, net.    Other income, net was $0.04 million for the year ended December 31, 2013, a decrease of $1.8 million as compared to the year ended December 31, 2012. The decrease was due to the change in fair value related to our warrant liability.

Liquidity and capital resources

Sources of liquidity

        Since inception, we have incurred significant operating losses. As a growing commercial stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

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

        In October 2014, we closed a public offering of 3,450,000 shares of common stock at a public offering price of $36.25 per share, including 450,000 shares pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the public offering of approximately $117.6 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

        As of December 31, 2014, we had cash and cash equivalents and marketable securities of $315.2 million.

        The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended December 31,
(in thousands)	2014	2013
Cash provided by (used in):
Operating activities	(57,274)	(46,922)
Investing activities	(145,168)	(127,829)
Financing activities	237,126	187,439

        Net cash used in operating activities was $57.3 million for the year ended December 31, 2014 and $46.9 million for the year ended December 31, 2013. The change in net cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial pre-launch and launch activities for Translarna in the European Economic Area, and costs associated with establishing our international infrastructure.

        Net cash used in investing activities was $145.2 million for the year ended December 31, 2014 and $127.8 million for the year ended December 31, 2013. Cash used in investing activities was primarily related to net purchases of marketable securities for the years ended December 31, 2014 and 2013. .

        Net cash provided by financing activities was $237.1 million for the year ended December 31, 2014. Net cash provided by financing activities in 2014 was primarily attributable to approximately $118.4 million in net proceeds from the public offering in February 2014 and approximately $117.6 million in net proceeds from the public offering in October 2014. Net cash provided by financing activities was $187.4 million for the year ended December 31, 2013. Net cash provided by financing activities in 2013 was primarily attributable to the $60.8 million in net proceeds that we received from the sale of Series Four preferred stock and $131.6 million in net proceeds that we received from our initial public offering in June of 2013.

Funding requirements

        We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the U.S., and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing ACT DMD and ACT CF trials as well as our Phase 2 proof-of-concept study for nmMPS I. We also expect to incur ongoing research and development expenses for our other product candidates, including in connection with our preparations to initiate a Phase 1 clinical study under our cancer stem cell program in the first half of 2015. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek inclusion of Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

        Our future capital requirements will depend on many factors, including:

  •
  the progress and results of confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our Phase 2 proof-of-concept study for nmMPS I and our planned Phase I clinical study under our cancer stem cell program;

  •
  the scope, costs and timing of the expansion of our commercial infrastructure, including in connection with the growth of our international presence in Europe and in other territories;

  •
  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, in the European Economic Area for nmDMD and any of our other product candidates that may receive marketing approval or any additional indications or territories in which we receive authorization to market Translarna;

  •
  the timing and costs related to our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015;

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

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014.

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations(1)	4,334	1,268	2,890	176	—

Total fixed contractual obligations	4,334	1,268	2,890	176	—

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

        We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our cancer stem cell and antibacterial programs. To the extent that we develop and commercialize program intellectual property on a for-profit basis, we may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $68.9 million and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures.

        As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro or Swiss Franc from the December 31, 2014 rate would cause the fair value of such monetary assets and liabilities to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Item 8.    Financial Statements and Supplementary Data

Index to consolidated financial statements

Report of independent registered public accounting firm	111
Consolidated Balance Sheets as of December 31, 2014 and 2013	112
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	113
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012	114
Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012	115
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	116
Notes to Consolidated Financial Statements	117

Report of independent registered public accounting firm

The Board of Directors and Stockholders
PTC Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, statements of convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTC Therapeutics, Inc. at December 31, 2014 and 2013 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2015

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$49,748	$15,414
Marketable securities	265,493	127,053
Prepaid expenses and other current assets	3,885	1,599
Receivables, net	4,445	958

Total current assets	323,571	145,024
Fixed assets, net	9,159	6,730
Deposits and other assets	489	149

Total assets	$333,219	$151,903

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$29,121	$12,207
Current portion of long-term debt	—	49
Deferred revenue	3,354	878

Total current liabilities	32,475	13,134
Other long-term liabilities	2,277	2,227

Total liabilities	34,752	15,361

Stockholders' equity:
Preferred stock, $0.001 par value. Undesignated 5,000,000 shares; issued and outstanding 0 shares at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 32,898,392 shares at December 31, 2014. Authorized 125,000,000 shares; issued and outstanding 23,803,282 shares at December 31, 2013	33	24
Additional paid-in capital	721,722	465,246
Accumulated other comprehensive (loss) income	(737)	70
Accumulated deficit	(422,551)	(328,798)

Total stockholders' equity	298,467	136,542

Total liabilities and stockholders' equity	$333,219	$151,903

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands

	Year ended December 31,
	2014	2013	2012
Revenues:
Net product revenue	$717	$—	$—
Collaboration revenue	22,246	31,326	28,779
Grant revenue	2,282	3,370	5,167

Total revenues	25,245	34,696	33,946

Operating expenses:
Research and development	79,838	54,875	46,139
Selling, general and administrative	44,820	25,219	14,615

Total operating expenses	124,658	80,094	60,754

Loss from operations	(99,413)	(45,398)	(26,808)
Interest income (expense), net	1,180	(6,084)	(1,210)
Loss on extinguishment of debt	—	(130)	—
Other income (expense), net	(213)	38	1,783

Loss from operations before tax benefit	(98,446)	(51,574)	(26,235)
Net tax benefit	4,693	—	—

Net loss	(93,753)	(51,574)	(26,235)
Deemed dividend	—	(18,249)	—
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391	159,954
Less beneficial conversion charge	—	—	(378)

Net (loss) income attributable to common stockholders	$(93,753)	$(66,432)	$133,341

Net (loss) income attributable to common stockholders per share:
Basic	$(2.97)	$(5.18)	$219.76

Diluted	$(2.97)	$(5.18)	$42.50

Weighted-average shares outstanding:
Basic	31,565,310	12,829,411	3,328

Diluted	31,565,310	12,829,411	17,205

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2014	2013	2012
Net loss	$(93,753)	$(51,574)	$(26,235)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(457)	70	—
Foreign currency translation loss	(350)	—	—

Comprehensive loss	$(94,560)	$(51,504)	$(26,235)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)

Period from January 1, 2012 through December 31, 2014

	Series A - G convertible preferred stock		Series one - three convertible preferred stock		Series four convertible preferred stock		Series five convertible preferred stock					Accumulated other comprehensive income (loss)
									Common stock					Total stockholders' equity (deficit)
											Additional paid-in capital		Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2012	154,728,267	$214,379,914	—	$—	—	$—	—	$—	132,122	$133	$12,007,007	$—	$(250,611,829)	$(238,604,689)
Conversion of Series E and E-2 convertible preferred stock to common stock	(5,167,365)	(2,956,829)	—	—	—	—	—	—	413,223	412	2,956,417	—	—	2,956,829
Issuance of Series One convertible preferred stock, exchange of Series A - G convertible preferred stock for Series Two and Series Three convertible preferred stock	(149,560,902)	(211,423,085)	15,038,259	80,823,768	—	—	—	—	—	—	159,954,069	—	—	159,954,069
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	377,787	—	(377,787)	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,288,392	—	—	2,288,392
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,235,102)	(26,235,102)

Balance, December 31, 2012	—	$—	15,038,259	$80,823,768	—	$—	—	$—	545,345	$545	$177,583,672	$—	$(277,224,718)	$(99,640,501)
Reverse stock split	—	—	—	—	—	—	—	—	(540,819)	—	—	—	—	—
Issuance of Series Four convertible preferred stock, exchange of Series One, Two, and Three convertible preferred stock for Series Five convertible preferred stock	—	—	(15,038,259)	(80,823,768)	5,374,954	60,785,363	8,796,002	101,681,783	—	—	(14,857,927)	—	—	(14,857,927)
Issuance of common stock from IPO and exercise of over allotment exercise, net of offering costs	—	—	—	—	—	—	—	—	9,627,800	9,628	131,640,060	—	—	131,649,688
Conversion of Series four and Series five convertible preferred stock	—	—	—	—	(5,374,954)	(60,785,363)	(8,796,002)	(101,681,783)	14,170,956	14,171	162,452,975	—	—	162,467,146
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,427,188	—	—	8,427,188
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,573,575)	(51,573,575)
Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	70,393	—	70,393

Balance, December 31, 2013	—	$—	—	$—	—	$—	—	$—	23,803,282	$24,344	$465,245,968	$70,393	$(328,798,293)	$136,542,412

Issuance of common stock from public offerings and exercise of over allotment exercise, net of offering costs	—	—	—	—	—	—	—	—	8,613,265	8,072	235,971,025	—	—	235,979,097
Exercise of options	—	—	—	—	—	—	—	—	108,645	109	1,195,286	—	—	1,195,395
Restricted stock vesting	—	—	—	—	—	—	—	—	373,200	373	(373)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	19,309,652	—	—	19,309,652
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(93,753,493)	(93,753,493)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(807,058)	—	(807,058)

Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	32,898,392	$32,898	$721,721,558	$(736,665)	$(422,551,786)	$298,466,005

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(93,753)	$(51,574)	$(26,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,235	2,396	2,704
Change in valuation of warrant liability	130	(38)	(1,783)
Noncash interest expense	—	6,049	226
Loss on extinguishment of debt	—	130	—
Share-based compensation expense	19,310	8,427	2,289
Amortization of premiums on investments	1,607	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,286)	(760)	2,452
Receivables, net	(3,487)	56	230
Deposits and other assets	(340)	48	84
Accounts payable and accrued expenses	16,914	5,183	(6,026)
Other long-term liabilities	(80)	(285)	103
Deferred revenue	2,476	(16,554)	(21,972)

Net cash used in operating activities	(57,274)	(46,922)	(47,928)
Cash flows from investing activities
Purchases of fixed assets	(4,664)	(846)	(189)
Purchases of marketable securities	(247,804)	(156,045)	—
Sale & redemption of marketable securities	107,300	29,062	—

Net cash used in investing activities	(145,168)	(127,829)	(189)
Cash flows from financing activities
Payments on long-term debt	(49)	(4,996)	(6,944)
Net proceeds from sale of Series One preferred stock	—	—	29,355
Net proceeds from sale of Series Four preferred stock	—	60,785	—
Net proceeds from public offerings	235,979	131,650	—
Proceeds from exercise of options	1,196	—	—

Net cash provided by financing activities	237,126	187,439	22,411

Effect of exchange rate changes on cash	(350)	—	—

Net increase (decrease) in cash and cash equivalents	34,334	12,688	(25,706)
Cash and cash equivalents, beginning of period	15,414	2,726	28,432

Cash and cash equivalents, end of period	$49,748	$15,414	$2,726

Supplemental disclosure of cash information
Cash paid for interest	$1	$367	$1,212

Cash paid for income taxes	$—	$2	$2

Supplemental disclosures of noncash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities	$(457)	$70	—

Change in carry value of preferred securities resulting from recapitalization	—	$3,391	$159,954

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2014

(In thousands except share and per share amount)

1. The Company

        PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. PTC is a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology referred to as post-transcriptional control. The letters "PTC" in the corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. The Company has discovered all of its compounds currently under development using its proprietary technologies. The Company plans to continue to develop these compounds both on its own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. The Company believes that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. The Company's internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases

        The Company's lead product, Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company's ability to complete its global, confirmatory Phase 3 clinical trial in nmDMD, which it refers to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. See "Business—Regulation in the European Union" and "Risk Factors—Risks Related to Regulatory Approval of our Product Candidates" for further detail regarding the EMA's approval process, including a description of the risk-benefit balance.

        The Company launched Translarna on a commercial basis in Germany in December 2014 and expects to expand its launch activities across the EEA throughout 2015 and future years, subject to successful completion of pricing and reimbursement negotiations. Concurrently, the Company has been pursuing reimbursed early access programs in selected countries where those mechanisms exist, both within Europe and in those countries outside of Europe that will reference the marketing authorization described above.

        The Company has not generated significant product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of December 31, 2014, the Company had an accumulated deficit of approximately $422.6 million. The Company has financed its operations to date primarily through public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013 (see Note 7 below), private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company's product candidates.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies

Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

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

Consolidation

        The consolidated financial statements include the accounts of PTC Therapeutics, Inc. and our wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Segment and geographic information

        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

Cash equivalents

        The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value due to their short-term nature.

Marketable securities

        The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

Fixed assets

        Fixed assets are stated at cost. Depreciation is computed starting when the asset is placed into service on a straight-line basis over the estimated useful life of the related asset as follows:

Leasehold improvements	Lesser of useful life or lease term
Computer equipment and software	3 years
Furniture, fixtures, and lab equipment	3 to 7 years

Concentration of credit risk

        The Company's financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company's investment policy includes guidelines on the quality of the financial institutions and financial instruments the Company is allowed to invest in, which the Company believes minimizes the exposure to concentration of credit risk.

        The Company is subject to credit risk from its accounts receivable related to its product sales revenue of Translarna. The payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company reserves all uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

Inventories and cost of product revenue

        On August 4, 2014, the Company was notified that the European Commission, or EC, granted conditional marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. The conditional marketing authorization is subject to an annual review by the European Medicines Agency, or EMA, and the Company will seek to renew the approval on an annual basis until the Company's obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. The launch in these countries is on a country by country basis. The Company does do not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, the Company has not capitalized inventory and will not capitalize inventory until full approval has been obtained or until the Company can reasonably predict future product sales. The costs incurred related to the manufacturing of Translarna have been recorded as research and development expense in the statements of operations. The Company's cost of product sales includes royalties and other miscellaneous selling costs, which were not material for the year ended 2014 and therefore included as a component of research and development costs in the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

current year presentation. The time period over which this inventory is consumed will depend on a number of factors, including the amount of future Translarna sales, and the ability to utilize inventory prior to its expiration date.

Deferred rent

        The Company has an operating lease for office space. Rent expense is recorded on a straight-line basis over the initial lease term. The difference between the actual cash paid and the straight-line rent expense is recorded as deferred rent. Leasehold improvements made related to this lease, subsequent to its inception, are amortized over the remaining lease term.

Accumulated other comprehensive income (loss)

        Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities and foreign currency translation adjustments.

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

Net Product Sales

        PTC's net product sales have consisted solely of sales of Translarna for the treatment of DMD caused by nonsense mutations. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-15, Revenue Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

        The Company has recorded revenue on sales where Translarna is available on a reimbursed early access program and typically paid for by a government authority or institution. The Company generally recognizes revenue for these named patient or cohort early access programs on a cash basis if all other revenue recognition criteria have been met. Once the Company has established a pattern of collectability, revenue will be recorded upon shipment assuming all other revenue recognition criteria are met.

        The Company records revenue net of estimated discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

Collaboration and Grant Revenue

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

        Nonrefundable advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $0.9 million as of December 31, 2014 and not significant as of December 31, 2013.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

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

        Cash equivalents and investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

convertible preferred stock; the beneficial conversion charge was limited to the allocated proceeds of approximately $0.4 million.

Warrant liability

        Warrants to purchase the Company's common stock with nonstandard antidilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. Any change in fair value of these warrants is recorded as gain/(loss) on warrant valuation each reporting period in Other income/(expense) on the Company's statement of operations.

Impairment of long-lived assets

        The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. Although current and historical negative cash flows are indicators of impairment, management believes the future cash flows to be received from the long-lived assets and the potential success of the Company's research programs will exceed the assets' carrying value, and accordingly, the Company believes that no impairment of long-lived assets exists as of December 31, 2014.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

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

Net tax benefit

        The Company recognized a tax benefit of $4.9 million related to the sale of net operating losses in the New Jersey Technology Business Tax Certificate Transfer Program for the year ended December 31, 2014. We did not participate in this program during the year ended December 31, 2013.

Net (loss) income per share

        Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding—potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive. Dilutive common stock equivalents are comprised of convertible preferred stock and options outstanding under the Company's stock option plans.

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

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

        The following represents the fair value using the hierarchy described in Note 2 for the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$265,493	$—	$265,493	$—
Warrant liability	$188	$—	$—	$188

	December 31, 2013
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$127,053	$—	$127,053	$—
Warrant liability	$58	$—	$—	$58

        The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker to value these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2014.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

3. Fair value of financial instruments and investments (Continued)

        The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2014:

	December 31, 2014
		Gross Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Corporate debt securities	$230,379	$80	$(428)	$230,031
Government obligations	35,501	7	(46)	35,462

	$265,880	$87	$(474)	$265,493

	December 31, 2013
		Gross Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Commercial paper	$14,994	$4	$—	$14,998
Corporate debt securities	111,989	97	(31)	112,055

	$126,983	$101	$(31)	$127,053

        Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders' equity. During the year ended December 31, 2014, the Company did not have any realized gains/losses from the sale of marketable securities. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. At December 31, 2014, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. In addition, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position when determining if the losses are other than temporary.

        Marketable securities on the balance sheet at December 31, 2014 mature as follows:

	December 31, 2014
	Less Than 12 Months	More Than 12 Months
U.S. corporate debt securities	$157,758	$72,273
Government Obligations	6,003	29,459

Total Marketable securities	$163,761	$101,732

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

3. Fair value of financial instruments and investments (Continued)

        Marketable securities on the balance sheet at December 31, 2013 matured as follows:

	December 31, 2013
	Less Than 12 Months	More Than 12 Months
Commercial paper	$14,998	$—
U.S. corporate debt securities	54,159	57,896

Total Marketable securities	$69,157	$57,896

Level 3 valuation

        The warrant liability is classified in Other long-term liabilities on the Company's balance sheet. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other income/(expense) on the Company's statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.

        The table presented below is a summary of changes in the fair value of the Company's Level 3 valuation for warrant liability for the years ended December 31, 2014 and 2013:

Level 3 assets
Beginning balance January 1, 2013	$96
Change in fair value of warrant liability	(38)

Ending balance as of December 31, 2013	$58
Change in fair value of warrant liability	130

Ending balance as of December 31, 2014	$188

        Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the preferred stock value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2014 include (i) volatility (68-70%), (ii) risk free interest rate (0.89%-1.65%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($51.77) and (v) expected life (2.5-4.7 years).The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2013 include (i) volatility (61-89%), (ii) risk free interest rate (0.07%-2.1%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock($16.97) and (v) expected life (0.3-5.7 years).

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

4. Fixed assets

        Fixed assets, net were as follows at December 31, 2014 and 2013:

	December 31,
	2014	2013
Leasehold improvements	$13,051	$12,474
Computer equipment and software	2,472	2,285
Furniture, fixtures, and lab equipment	15,070	14,284
Assets in process	3,483	369

	34,076	29,412
Less accumulated depreciation and amortization	(24,917)	(22,682)

	$9,159	$6,730

        Depreciation expense was approximately $2.2 million, $2.4 million, and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5. Accounts payable and accrued expenses

        Accounts payable and accrued expenses at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Employee compensation, benefits, and related accruals	$9,312	$5,103
Consulting and contracted research	9,349	4,006
Professional fees	3,334	1,294
Accounts payable	4,128	1,124
Other	2,998	680

	$29,121	$12,207

6. Long-term debt

        In September 2009, the Company entered into a $25.0 million secured debt facility with a syndicate of two lenders. The Company borrowed $12.5 million under the facility in September 2009 and an additional $10.0 million under the facility in December 2010 and issued the lenders promissory notes. The notes were secured by substantially all of the Company's assets except for intellectual property. In July 2013, the Company paid in full the outstanding principal and interest of $2.6 million due under the promissory notes issued in connection with the secured debt facility. As a result of this transaction, the Company recorded a loss on extinguishment of debt of $0.1 million on the Company's statement of operations for the year ended December 31, 2013. The loss on extinguishment of debt primarily represented the write off of related deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

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

        The rights and preferences of the shares of Series A, Series B, Series C, Series D, Series E, Series E-2, Series F, Series F-2 and Series G were as follows:

        Conversion—Each share of Series A, Series B, Series C, Series D, Series E, Series E-2, Series F, Series F-2 and Series G was convertible at any time at the option of the holder into such number of shares of common stock as determined by applying a conversion factor to the outstanding shares of approximately 0.0833, 0.1333, 0.1389, 0.1548, 0.0548, 1.0000, 1.0000, 1.0000 and 1.0000 for the Series A, Series B, Series C, Series D, Series E, Series E-2, Series F, Series F-2, and Series G respectively. These conversion factors were calculated based on the then-applicable conversion price with respect to each respective series of preferred stock. These conversion factors were subject to adjustment in the event the Company issued additional equity securities at prices below the then-applicable conversion price, or if the Company engaged in specified changes to its capitalization, such as stock splits or stock dividends. The conversion of each series of preferred stock would have been automatic upon the closing of a qualified initial public offering or any other public offering upon the written election of the Company and holders of both (1) at least two thirds of the outstanding preferred shares on an as-converted to common stock basis and (2) at least two thirds of the Series F, F-2 and G shares voting together as a single class on an as-converted to common stock basis.

        Voting—Each preferred shareholder was entitled to the number of votes per share as if the preferred shares were converted to common stock. Additionally, the holders of the preferred stock, voting as a single class, were entitled to elect six members of the Board of Directors.

        Liquidation—Upon the liquidation, dissolution, reorganization or winding-up of the Company, holders of preferred stock were entitled to receive, before any distribution or payment on the common stock, an amount equal to $1.00 per share for Series A, $2.00 per share for Series B, $2.50 per share for Series C, $3.25 per share for Series D, $0.397644 per share for Series E, $7.26 per share for Series E-2, $16.00 per share for Series F, $16.00 per share for Series F-2, and $16.00 per share for Series G, plus all declared, but unpaid, dividends. As of December 31, 2011, the aggregate liquidation preference was $750,000, $375,000, $15,000,000, $42,561,249, $49,999,998, $26,645,187, $10,000,000, $24,248,048, and $50,300,000 for the Series A, Series B, Series C, Series D, Series E, Series E-2, Series F, Series F-2, and Series G, respectively. In cases where the liquidation preference applied, if there were insufficient funds to pay the full preference value to all holders, then, as a group, the holders of the Series E, Series E-2, Series F, Series F-2, and Series G would have been paid together

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

7. Capital structure (Continued)

first, ratably, in proportion to their respective liquidation preferences. To the extent there were excess assets to distribute, the holders of the Series D would have been paid second. Finally, as a group, the holders of the Series A, Series B, and Series C would have been paid last, ratably, in proportion to their respective liquidation preferences. Dividends were payable only if and when declared. The Company did not declare any dividends through December 31, 2012.

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

        The Company accounted for the recapitalization as an extinguishment of its Prior Series Preferred and recorded the Series One, Series Two and Series Three shares at their fair value as of the recapitalization date. In accordance with authoritative accounting guidance, the Company recorded a gain attributable to the common stockholders on the extinguishment of the Prior Series Preferred. The gain of approximately $160.0 million represented the excess of the carrying amount of Prior Series Preferred stock immediately prior to the recapitalization over the fair value of the Series One, Two and Three stock issued in connection with the recapitalization.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

7. Capital structure (Continued)

        The rights and preferences of the shares of Series One, Two and Three were as follows:

        Dividends—The holders of Series One and Series Two, in preference to the holders of common stock, were entitled to noncumulative dividends when and if declared by the Board of Directors. The holders of Series Three were not entitled to dividends. The Company did not declare any dividends through December 31, 2012.

        Liquidation—Upon the liquidation, dissolution, reorganization or winding-up of the Company, the holders of Series One would have been entitled to receive, before any distribution or payment was made to any other class of security, an amount equal to two times the original issuance price, plus all declared, but unpaid, dividends. To the extent there had been excess assets to distribute, the holders of Series Two would have been be entitled to receive 76.47% of such excess assets, and the holders of Series One would have been entitled to receive 23.53% of such excess assets, until the holders of Series Two received an amount equal to one times the stated liquidation preference amount for the Series Two, plus all declared, but unpaid, dividends. In the event there had been remaining assets after Series Two distributions, the holders of Series Three would have been entitled to receive 8.82% of such remaining assets, and the holders of Series One and Series Two would have been entitled to receive 23.53% and 67.65%, respectively, of such remaining assets, until the holders of Series Three received an amount equal to one times the stated liquidation preference amount for the Series Three, plus all declared, but unpaid, dividends. To the extent there had been remaining assets to distribute, the holders of Series One, Series Two, and Series Three would have been entitled to receive 20%, 55%, and 25% of such remaining assets, respectively.

        Voting—Each holder of Series One was entitled to cast the number of votes equal to five times the number of common shares into which such holder's shares of Series One would have converted. Except as required by law, holders of Series Two and Series Three had limited voting rights. Additionally, the holders of Series One, voting as a single class, were entitled to elect twelve members of the Board of Directors.

        Conversion—Each share of Series One was convertible at any time at the option of the holder into two shares of common stock. Each share of Series Two and Series Three was convertible at any time at the option of the holder into one share of common stock. These conversion ratios were subject to adjustment for certain dilutive events, including certain types of stock splits or stock dividends or future recapitalizations.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

7. Capital structure (Continued)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

7. Capital structure (Continued)

on management's estimates. The resulting probability weighted share values were then discounted to present value at a rate that reflects general industry risks (but not Company specific risks).

        The rights and preferences of the shares of Series Four and Series Five are as follows:

        Dividends—The holders of Series Four and Series Five, in preference to the holders of common stock, were entitled to noncumulative dividends when and if declared by the Board of Directors.

        Liquidation—Upon the liquidation, dissolution, reorganization or winding-up of the Company, the holders of Series Four would have been entitled to receive, before any distribution or payment was made to any other class of security, an amount equal to the original issuance price, plus all declared, but unpaid, dividends. To the extent there had been excess assets to distribute, the holders of Series Five would have been entitled to receive, before any distribution or payment was made to the holders of the common stock, an amount equal to the stated liquidation preference, plus all declared, but unpaid, dividends. To the extent there had been remaining assets to distribute, the holders of common stock would have been entitled to receive such remaining assets.

        Voting—Each holder of Series Four and Series Five was entitled to cast the number of votes into which such holder's shares would have converted. Except as required by law, holders of common stock had limited voting rights. Additionally, except as required by law, and except in certain enumerated circumstances, holders of Series Four and Series Five would have voted together with the holders of common stock as a single class.

        Conversion—Each share of Series Four and Series Five is convertible at any time at the option of the holder into one share of common stock. These conversion ratios were subject to adjustment for certain dilutive events, including certain types of stock splits or stock dividends or future recapitalizations.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

7. Capital structure (Continued)

        Upon closing the initial public offering, all outstanding shares of the Series Four and Series Five were converted into 14,170,956 shares of common stock.

Follow-On Offerings

        In February 2014, the Company closed a follow-on public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 5,163,265 shares of common stock under the registration statement at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. The Company received net proceeds from the follow -on public offering of approximately $118.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

        On October 16, 2014, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 3,450,000 shares of common stock under the registration statement at a public offering price of $36.25 per share, including 450,000 shares issued upon exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds of approximately $117.6 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Warrants

        All of the Company's outstanding warrants are classified as liabilities as of December 31, 2014 and 2013 because they contain non-standard antidilution provisions.

        The following is a summary of the Company's outstanding warrants as of December 31, 2014:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	130	$2,520.00	2019

        The following is a summary of the Company's outstanding warrants as of December 31, 2013:

	Warrant shares	Exercise price	Expiration
Common stock	1,428	$128.00	2014
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	452	$2,520.00	2014

        In connection with the 2013 recapitalization, all of the Series Two outstanding warrants became warrants to purchase Series Five. In connection with the Company's initial public offering all of the Series Five outstanding warrants became warrants to purchase common stock.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

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

        The Prior Series Preferred outstanding in 2012 (through the date of the recapitalization) as well as the Series One, Series Two and Series Three outstanding during 2012 (subsequent to the recapitalization) participated in earnings of the Company through dividend rights. Accordingly, the Company measured earnings per share based upon the two-class method. Net income attributable to common stockholders excludes $132.6 million for the year ended 2012 for net income attributable to participating securities.

        The diluted earnings per share for the year ended December 31, 2012 exclude the impact of approximately 0.6 million and 1.3 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings per share for common stockholders:

Net (loss) income per share

	Year ended December 31
	2014	2013	2012
Numerator
Net (loss) income	$(93,753)	$(51,574)	$(26,235)
Deemed dividend	—	(18,249)	—
Gain on exchange of convertible preferred stock in connection with recapitalization	—	3,391	159,954
Less beneficial conversion charge	—	—	(378)
Less net income attributable to participating preferred stock	—	—	(132,610)

Net (loss) income attributable to common stockholders	$(93,753)	$(66,432)	$731

Denominator
Denominator for basic earnings per share	31,565,310	12,829,411	3,328
Effect of dilutive securities:
Employee stock options	—	—	—
Series 3 convertible preferred stock	—	—	13,877

Denominator for diluted earnings per share	31,565,310	12,829,411	17,205

Net (loss) income per share:
Basic	$(2.97)	$(5.18)	$219.76

Diluted	$(2.97)	$(5.18)	$42.50

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

9. Stock award plan

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

        In May 2013, the Company's Board of Directors and stockholders increased by 2,500,000 the number of shares authorized under the 2009 Equity and Long Term Incentive Plan, which provides for the granting of stock option awards, restricted stock awards, and other stock-based and cash-based awards. There are no additional shares available for issuance under this plan.

        In May 2013, the Company's Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company's IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 262,044 shares of common stock available for issuance under the Company's 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company's 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company's Board of Directors. As of December 31, 2014, awards for 255,463 shares of common stock are available for issuance.

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

Inducement stock option awards

        Pursuant to the NASDAQ inducement grant exception, during the year ended December 31, 2014, the Company issued options to purchase an aggregate of 595,300 shares of common stock to certain

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

9. Stock award plan (Continued)

new hire employees at a weighted-average exercise price of $37.15 per share. An aggregate of 5,900 of these options were forfeited during the year ended December 31, 2014 in connection with employee separations from the company.

        A summary of stock option activity is as follows:

	Number of options	Exercise price	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
					(in thousands)
Outstanding at December 31, 2011	46,794	$226.80 - $1,149.60	$532.80	5.74 years
Granted	5,715	$218.40	$218.40
Exercised	—
Forfeited	(10,115)	$218.40 - $1,149.60	$604.80

Outstanding at December 31, 2012	42,394	$218.40 - $1,149.60	$474.00	5.02 years
Granted	2,117,113	$10.59 - $20.76	$11.29
Exercised	—
Forfeited	(63,915)	$10.85 - $1,149.60	$12.57

Outstanding at December 31, 2013	2,095,592	$10.59 - $1,149.60	$20.24	9.29 years

Granted	1,639,996	$18.78 - $50.45	$31.09
Exercised	(108,645)	$10.85 - $20.71	$11.00
Forfeited	(193,971)	$10.85 - $1,149.60	$32.91

Outstanding at December 31, 2014	3,432,972	$10.59 - $1,149.60	$25.00	8.77 years	$106,796

Vested or expected to vest at December 31, 2014	3,239,515		$24.15	8.78 years	$101,391

Exercisable at December 31, 2014	764,277		$31.84	8.24 years	$29,809

        There were no stock option exercises in 2012 or 2013.

        The fair value of grants made in the years ended December 31, 2014, 2013 and 2012 was contemporaneously estimated on the date of grant using the following assumptions:

	2014	2013	2012
Risk-free interest rate	0.11 - 2.04%	0.85 - 1.90%	1.14%
Expected volatility	70 - 91%	87 - 89%	87%
Expected term	5.50 - 6.25 years	6.00 - 6.25 years	6.00 - 6.25 years

        The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $22.39, $8.23, and $160.65, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

9. Stock award plan (Continued)

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

        The following table summarizes stock options outstanding and exercisable at December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price
$10.59 - $10.85	1,752,630	$10.85	8.37	704,958	$10.85
$10.85 - $20.76	114,425	$19.42	8.90	28,675	$19.72
$20.76 - $27.05	982,796	$26.91	9.12	350	$27.05
$27.05 - $50.45	554,400	$39.25	9.62	2,968	$40.45
$50.45 - $1,149.60	28,721	$569.97	4.32	27,326	$585.05

	3,432,972			764,277

        In December 2013, the Compensation Committee of the Board of Directors modified the terms of stock options granted to executive management. Under the modified terms, the Committee waived all remaining performance conditions associated with the initial vesting of the options such that the options vest with service only conditions. The Company accounted for the modification to the option grants pursuant to ASC Topic 718-20-35 and recognized approximately $0.6 million as additional compensation that was charged to operations during the period ended December 31, 2013.

        In 2014, the Company modified the terms of stock options granted to a departing member of the executive team. The Company accounted for the modification to the option grants pursuant to ASC Topic 718-20-35 and recognized approximately $1.9 million as additional compensation that was charged to operations during the year ended December 31, 2014.

        Restricted Stock Awards—Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock). The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company's shares on the grant date, is expensed over the vesting period.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

9. Stock award plan (Continued)

        The following table summarizes information on the Company's restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2014	1,110,226	$10.68
Granted	—	—
Vested	(373,200)	$10.59
Forfeited	(18,626)	$10.75

Unvested at December 31, 2014	718,400	$10.72

        The Company recorded share-based compensation expense in the statement of operations as follows:

	Year ended December 31,
	2014	2013	2012
Research and development	$9,739	$4,312	$1,269
Selling, general and administrative	9,571	4,115	1,020

Total	$19,310	$8,427	$2,289

        As of December 31, 2014, there was approximately $38.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company's Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.66 years.

10. Other comprehensive income (loss) and accumulated other comprehensive items

        Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

10. Other comprehensive income (loss) and accumulated other comprehensive items (Continued)

        The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2014, 2013, and 2012, respectively.

	Unrealized Gains On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December, 2011	$—	$—	$—
Other comprehensive income/(loss) before reclassifications	—	—	—
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income/(loss)	—	—	—

Balance at December 31, 2012	$—	$—	$—
Other comprehensive income before reclassifications	70	—	70
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive income	70	—	70

Balance at December 31, 2013	$70	$—	$70
Other comprehensive loss before reclassifications	(457)	(350)	(807)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(387)	(350)	(737)

Balance at December 31, 2014	$(387)	$(350)	$(737)

11. Collaborations and grants

        The Company has ongoing collaborations with the Spinal Muscular Atrophy Foundation (SMA Foundation) and F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche) and early stage discovery arrangements with other institutions. The following are the key terms to the Company's (i) ongoing collaborations and (ii) early stage discovery and development arrangements.

Roche and SMA Foundation

        In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company's spinal muscular atrophy program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed-upon full-time equivalent rate, for an agreed-upon number of full-time equivalent employees that we contributed to the research program.

        The Company applied the multiple element revenue recognition guidance in evaluating the accounting treatment of this collaboration agreement. The Company identified two possible significant

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

11. Collaborations and grants (Continued)

deliverables in the collaboration agreement, the license and the research activities. The Company evaluated whether these significant deliverables have stand-alone value and determined that the license does not have standalone value without the ongoing research and development services given the unique nature of the technology. As such, both of these elements were combined as a single unit for accounting purposes. As a result, the Company deferred the $30.0 million upfront payment which was recognized over the estimated performance period of two years, which was the contracted research period. For the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $20.2 million, $26.6 million and $18.4 million respectively, in collaboration revenue. The balance of the remaining deferred upfront payment was fully recognized as of December 31, 2013.

        Under the agreement, the Company is eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135 million in research and development event milestones, up to $325 million in sales milestones upon achievement of sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.

        The Company considers that each of the potential milestone events under the agreement would be substantive because the applicable criteria of its revenue recognition policy (see Note 2) would be satisfied.

        In January 2014, the Company announced the initiation of a Phase 1 clinical program in its spinal muscular atrophy collaboration with Roche and the SMA Foundation which triggered a $7.5 million milestone payment from Roche. The Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.

        In November 2014, the Company announced the initiation of a Phase 2 study in adult and pediatric patients in its spinal muscular atrophy collaboration with Roche and the SMA Foundation which triggered a $10 million payment from Roche. The Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.

Early stage collaboration and discovery agreements

        From time to time, the Company has arrangements with several organizations pursuant to which the Company uses its discovery technologies to help identify potential drug candidates. The Company does not take ownership of the potential compounds, but rather provides research services to the collaborator using its specialized technology platform.

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

        The Company applies multiple element revenue recognition guidance in evaluating the accounting treatment for these arrangements. Generally, the two significant deliverables in these arrangements are

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

11. Collaborations and grants (Continued)

the license and the research activities. The Company evaluates whether the deliverables have standalone value. Since the Company's discovery technologies are highly specialized, the Company has generally determined that the license does not have standalone value without the ongoing research and development services and generally accounts for these arrangements as a single unit of accounting.

        As a result, the Company has deferred revenue of $1.8 million and $0.9 million as of December 31, 2014 and 2013, respectively, related to these arrangements. For the years ended December 31, 2014 and 2013, the Company recognized approximately $1.3 million and $4.8 million in collaboration revenue, respectively.

        The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143 million and up to $252 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product.

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

12. Income taxes

Income Taxes

        The Income Tax Provision consisted of the following for the years ended December 31, 2014 and December 31, 2013:

	2014	2013
Current:
U.S. Federal	$—	$—
U.S. State and Local	(4,890)	2
Foreign	197	—

	$(4,693)	$2

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

12. Income taxes (Continued)

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

		December 31,
	2014	2013	2012
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
State income tax benefit, net of federal benefit	(1.60)	5.65	3.80
Permanent differences	(0.93)	(5.90)	—
NOL IRC Section 382 Limitations	(21.53)	—	—
Research and development	3.78	15.88	—
Increase to valuation allowance	9.17	(49.63)	(35.80)
Foreign Taxes	(18.14)	—	—
Other	0.01	—	(2.00)

Effective income tax rate	4.76%	0.00%	0.00%

        The significant components of the Company's deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Current:
Accrued Expense	$611	$333
Deferred tax assets:
Amortization	69	80
Depreciation	2,268	1,922
Deferred revenue	699	350
Federal tax credits	17,807	14,082
State tax credits	1,274	1,587
Federal net operating losses	76,933	88,188
State net operating losses	9,185	10,457
Capitalized research and development costs	10,585	12,254
Other	3,852	3,212

Total gross deferred tax assets	123,283	132,465
Less valuation allowance	(123,283)	(132,465)

Net deferred tax assets	$—	$—

        At December 31, 2014 and 2013, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $123.3 million and $132.5 million, respectively. The change in the valuation allowance during the years ended December 31, 2014 and 2013 was approximately $9.2 million and $25.6 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

12. Income taxes (Continued)

        As of December 31, 2014, the Company has approximately $226.3 million and $154.6 million of federal and state net operating loss carryforwards, respectively. As of December 31, 2014, credit carryforwards for federal and state purposes are approximately $6.5 million and $1.7 million, respectively. In addition the Orphan Drug Credit Carryover available as of December 31, 2013 is approximately $11.4 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards begin to expire in 2015. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company's NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL's will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $226.1 million of NOLs available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2014, there is $82.1 million available for immediate use and an additional $16.7 million will free up in 2015.

        The State of New Jersey provides the Technology Business Tax Certificate Transfer Program enabling approved unprofitable biotechnology businesses to sell their unused net operating loss carryforwards to unaffiliated, profitable corporate taxpayers in the State of New Jersey for cash. The Company has participated in this program and sold state net operating losses and research and development credits totaling $50.4 million during 2014. The New Jersey net operating losses and research and development credits sold during 2014 were generated in 2007 through 2010. The Company recognized a tax benefit of $4.9 million for the year ended December 31, 2014. The company did not participate in this program during the year ended December 31, 2013.

        The income tax benefit for the years ended December 31, 2013 and 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company's valuation allowance. The Company applies the elements of FASB ASC 740-10 "Income Taxes—Overall" regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2014 the company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2014. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company's policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2011 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

12. Income taxes (Continued)

        For all years through December 31, 2014, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for the last two years. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        In July 2013, the FASB issued amended guidance for the presentation of an unrecognized tax benefit when a net operating loss carry forward exits, which is effective for the Company January 1, 2014. This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating carry forward, a similiar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined wth an unrelated deferred tax asset. The Company does not expect the adoption of this amended guidance to have a significant impact on the consolidated financial statements.

13. Commitments and contingencies

Operating leases

        The Company leases office space under a noncancelable operating lease through February 2019. Rent expense was approximately $0.9 million for the years ended December 31, 2014, and $0.7 million for the years ended 2013 and 2012. The Company also leases certain office equipment under operating leases. Future minimum lease payments as of December 31, 2014 are as follows:

2015	$1,268
2016	932
2017	923
2018	1,035
2019	176
Thereafter	—

$4,334

Other contingencies

        Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds. To the extent that the Company develops and commercializes program intellectual property on a for-profit basis, it may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $68.9 million

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

13. Commitments and contingencies (Continued)

and single-digit royalties on sales of any research program product. The Company's obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country.

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

14. Geographic Segments

        The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the company as of and for the years ended:

	Year ended December 31, 2014
	United States	Non-US	Total
Total assets	$330,663	$2,556	$333,219
Property and equipment, net	$8,555	$604	$9,159
Revenue	$25,245	$—	$25,245

	Year ended December 31, 2013
	United States	Non-US	Total
Total assets	$151,903	$—	$151,903
Property and equipment, net	$6,730	$—	$6,730
Revenue	$34,696	$—	$34,696

15. 401(k) plan

        The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company's sole discretion. The Company provides a 33% matching contribution for up to the first 6% of each contributing employee's base salary contributions. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $0.3 million, $0.1 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2014

(In thousands except share and per share amount)

16. Subsequent events

        The Company has evaluated all events or transactions that occurred after December 31, 2014. In the judgment of management, there were no material events that impacted the consolidated financial statements or disclosures.

17. Selected quarterly financial data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2014 and 2013 are as follows:

	For the quarters ending
	March 31	June 30	September 30	December 31
2014:
Net product sales	$—	$—	$81	$636
Collaboration and grant revenue	9,217	1,677	1,613	12,022
Operating expenses	23,429	27,046	29,295	44,888
Loss from operations	(14,212)	(25,369)	(27,601)	(32,230)
Net loss attributable to common stockholders	(14,098)	(25,104)	(27,282)	(27,269)
Basic net loss per common share(1)	$(0.58)	$(0.86)	$(0.93)	$(0.84)
Diluted net loss per common share(1)	$(0.58)	$(0.86)	$(0.93)	$(0.84)
2013:
Collaboration and grant revenue	$7,142	$6,854	$16,290	$4,411
Operating expenses	15,718	21,307	20,565	22,503
Loss from operations	(8,576)	(14,453)	(4,276)	(18,093)
Net loss	(14,685)	(14,587)	(4,416)	(17,886)
Deemed dividend	(18,249)	—	—	—
Gain on exchange of convertible preferred stock in connection with recapitalization	3,391	—	—	—
Net income (loss) attributable to common stockholders	(29,543)	(14,587)	(4,416)	(17,886)
Basic net income (loss) per common share(1)	$(6,527.30)	$(5.51)	$(0.19)	$(0.75)
Diluted net income (loss) per common share(1)	$(6,527.30)	$(5.51)	$(0.19)	$(0.75)

(1)
The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act made available to us under the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item as set forth under the captions "Proposal 1—Election of Directors", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Audit Committee", and "Stockholder Proposals and Nominations for Director" in our Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

        We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. A copy of our code of business conduct and ethics is available on our website, www.ptcbio.com, under "Investor Relations", and is available in print to any person who requests it. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or the NASDAQ Global Select Market concerning any amendment to, or waiver of, our code of business conduct and ethics.

Item 11.    Executive Compensation

        The information required by this item as set forth in under the captions "Executive Compensation", "Director Compensation", and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item as set forth under the captions "Equity Compensation Plan Information" and "Principal Stockholders" in our Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item as set forth under the caption "Corporate Governance—Transactions with Related Person", and "Corporate Governance—Director Independence" in our Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item as set forth under the caption "Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

        The following statements and supplementary data are included in Part II Item 8 of the Annual Report on Form 10-K.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2014 and 2013

  •
  Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

  •
  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

  •
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

  •
  Notes to Consolidated Financial Statements

Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

Exhibit Index

Exhibit Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

4.1		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

4.2		Second Amended and Restated Investor Rights Agreement dated as of March 7, 2013 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.1	+	1998 Employee, Director and Consultant Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.2	+	Form of Incentive Stock Option Certificate under 1998 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.3	+	Form of Non-Qualified Stock Option Certificate under 1998 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.4	+	2009 Equity and Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.5	+	Form of Notice of Award for Incentive Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.6	+	Form of Notice of Award for Nonstatutory Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.7	+	Form of Restricted Stock Agreement under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.8	+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number		Description of Exhibit
10.9	+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.10	+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.11	+	2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.12	+	Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.13	+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.14	+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014/2015

10.15	+	Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014/2015

10.16	+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014/2015

10.17		Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.18	†	License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.19	†	Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.20	†	Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.21	†	Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22	+	Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.23	+	Employment Agreement between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on May 6, 2014)

Exhibit Number		Description of Exhibit
10.24	+	Inducement Stock Option Award—Nonstatutory Stock Option Agreement dated February 27, 2014 between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-194323), of the Registrant)

10.25	+	Amended and Restated Employment Agreement between the Registrant and Claudia Hirawat (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26	+	Separation and General Release Agreement between the Registrant and Claudia Hirawat

10.27	+	Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.28	+	Employment Agreement between the Registrant and Mark A. Rothera (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.29	+	Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.30	+	Employment Agreement between the Registrant and Shane Kovacs (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of attorney (included on the signature page to this Form 10-K)

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Database

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

PTC THERAPEUTICS, INC.
Date: March 2, 2015	By:	/s/ STUART W. PELTZ Stuart W. Peltz, Ph.D. Chief Executive Officer (Principal Executive Officer)

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

Dated: March 2, 2015	By:	/s/ STUART W. PELTZ Stuart W. Peltz Chief Executive Officer and Director
Dated: March 2, 2015	By:	/s/ SHANE KOVACS Shane Kovacs Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 2, 2015	By:	/s/ MICHAEL SCHMERTZLER Michael Schmertzler Director

Dated: March 2, 2015	By:	/s/ RICHARD ALDRICH Richard Aldrich Director
Dated: March 2, 2015	By:	/s/ ALLAN JACOBSON Allan Jacobson Director
Dated: March 2, 2015	By:	/s/ ADAM KOPPEL Adam Koppel Director
Dated: March 2, 2015	By:	/s/ MICHAEL KRANDA Michael Kranda Director
Dated: March 2, 2015	By:	/s/ GEOFFREY MCDONOUGH Geoffrey McDonough Director
Dated: March 2, 2015	By:	/s/ RONALD C. RENAUD, JR. Ronald C. Renaud, Jr. Director
Dated: March 2, 2015	By:	/s/ DAVID P. SOUTHWELL David P. Southwell Director
Dated: March 2, 2015	By:	/s/ JEROME B. ZELDIS Jerome B. Zeldis Director