Form 10-Q
period 2015-03-31
PTC THERAPEUTICS, INC.
filed 2015-05-05
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 there were 33,848,276 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form10-Q contains forward looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words.

The forward looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing and conduct of our clinical trials and studies of Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy, cystic fibrosis, mucopolysaccharidosis type I, or MPS I, and aniridia, caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•                  the rate and degree of market acceptance and clinical utility of Translarna;

•                  our ability to commercialize Translarna in general, and specifically as a treatment for Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, including the timing of such commercialization and our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the European Economic Area;

•                  the timing of and our ability to obtain additional marketing authorization of Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

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

•                  our sales, marketing and distribution capabilities and strategy, including the ability of our third party manufacturers to manufacture and deliver Translarna in commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy its other obligations to us;

•                  our ability to establish and maintain arrangements for the manufacture of Translarna and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

•                  our plans to pursue development of Translarna for additional indications other than Duchenne muscular dystrophy, cystic fibrosis, MPS I, and aniridia, caused by nonsense mutations;

•                  our ability to maintain the marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area, which is conditioned upon completion of our Phase 3 confirmatory trial in nmDMD, among other things, and subject to annual review and renewal by the EMA following its reassessment of the risk benefit balance of the authorization;

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

•                  our competitive position; and

•                  our expectations with respect to the development and regulatory status of our product candidate and program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from achievement of milestones in that program.

We may not actually achieve the plans, intentions or expectations disclosed in our forward looking statements, and you should not place undue reliance on our forward looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors that we believe could cause actual results or events to differ materially from the forward looking statements that we make. Our forward looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “PTC,” “PTC Therapeutics,” “we,” “us,” “our,” and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiaries. The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$36,825	$49,748
Marketable securities	243,642	265,493
Prepaid expenses and other current assets	6,116	3,885
Receivables, net	3,178	4,445
Total current assets	289,761	323,571
Fixed assets, net	9,408	9,159
Deposits and other assets	351	489
Total assets	$299,520	$333,219
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,532	$29,121
Deferred revenue	373	3,354
Total current liabilities	23,905	32,475
Other long-term liabilities	2,295	2,277
Total liabilities	26,200	34,752

Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 33,483,306 shares at March 31, 2015. Authorized 125,000,000 shares; issued and outstanding 32,898,392 shares at December 31, 2014	33	33
Additional paid-in capital	734,489	721,722
Accumulated other comprehensive loss	(736)	(737)
Accumulated deficit	(460,466)	(422,551)
Total stockholders’ equity	273,320	298,467
Total liabilities and stockholders’ equity	$299,520	$333,219

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues:
Net product revenue	$5,069	$—
Collaboration revenue	338	9,147
Grant revenue	2,075	70
Total revenues	7,482	9,217
Operating expenses:
Research and development	27,938	15,889
Selling, general and administrative	17,615	7,540
Total operating expenses	45,553	23,429
Loss from operations	(38,071)	(14,212)
Interest income	524	171
Other (expense) income, net	(368)	(57)
Net loss	$(37,915)	$(14,098)

Weighted-average shares outstanding:
Basic and diluted (in shares)	33,067,752	24,492,487
Net loss per share—basic and diluted (in dollars per share)	$(1.15)	$(0.58)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended March 31,
	2015	2014
Net loss	$(37,915)	$(14,098)
Other comprehensive loss:
Unrealized gain on marketable securities	125	10
Foreign currency translation loss	(124)	—
Comprehensive loss	$(37,914)	$(14,088)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(37,915)	$(14,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	634	588
Change in valuation of warrant liability	41	55
Amortization of premiums on investments	486	414
Share-based compensation expense	9,748	3,705
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,231)	(358)
Receivables	1,267	120
Deposits and other assets	138	17
Accounts payable and accrued expenses	(5,589)	(3,472)
Other long-term liabilities	(23)	(23)
Deferred revenue	(2,981)	(386)
Net cash used in operating activities	(36,425)	(13,438)
Cash flows from investing activities
Purchases of fixed assets	(883)	(186)
Purchases of marketable securities	(19,108)	(25,354)
Sale & redemption of marketable securities	40,598	21,273
Net cash provided/(used in) investing activities	20,607	(4,267)
Cash flows from financing activities
Payments on long-term debt	—	(37)
Proceeds from exercise of options	3,019	—
Net proceeds from public offerings	—	118,183
Net cash provided by financing activities	3,019	118,146
Effect of exchange rate changes on cash	(124)	—
Net increase/(decrease) in cash and cash equivalents	(12,923)	100,441
Cash and cash equivalents, beginning of period	49,748	15,414
Cash and cash equivalents, end of period	$36,825	$115,855
Supplemental disclosure of cash information
Cash paid for interest	$—	$1
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities	$125	$10

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

In thousands (except per share data unless otherwise noted)

1.                                      The Company

PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. PTC is a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology referred to as post-transcriptional control. The letters “PTC” in the corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. The Company has discovered all of its compounds currently under development using its proprietary technologies. The Company plans to continue to develop these compounds both on its own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. The Company believes that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. The Company’s internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases.

The Company’s lead product, Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company’s ability to complete its global, confirmatory Phase 3 clinical trial in nmDMD, which it refers to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates” for further detail regarding the EMA’s approval process, including a description of the risk-benefit balance.

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

The Company has not generated significant product revenue to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of March 31, 2015, the Company had an accumulated deficit of approximately $460.4 million. The Company has financed its operations to date primarily through public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

2.                                      Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2015 (2014 Form 10-K).

Basis of Presentation

The accompanying financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2014 and notes thereto included in the 2014 Form 10-K.

In the opinion of management, the unaudited financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period or for any other future year.

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

Inventories and cost of product revenue

On August 4, 2014, the Company was notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing authorization allows the Company to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company’s ability to complete its global, confirmatory Phase 3 clinical trial in nm DMD, which it refers to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial during 2015.  The launch in these countries is on a country by country basis. The Company does do not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, the Company has not capitalized inventory and will not capitalize inventory until the completion of ACT DMD and satisfaction of the EMA conditions or until the Company can reasonably predict future product sales. The costs incurred related to the manufacturing of Translarna have been recorded as research and development expense in the statements of operations. The Company’s cost of product sales includes royalties and other miscellaneous selling costs, which were not material and therefore included as a component of research and development costs in the current year presentation. The time period over which this inventory is consumed will depend on a number of factors, including the amount of future Translarna sales, and the ability to utilize inventory prior to its expiration date.

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

The Company records revenue on sales where Translarna is available either on a commercial basis or through a reimbursed early access program and typically paid for by a government authority or institution. Prior to January 1, 2015, the Company recognized revenue for commercial and reimbursed early access program sales on a cash basis once the product was shipped on behalf of the government authority or institution and payment had been received, if all other revenue recognition criteria were met. Beginning in the first quarter of 2015, the Company is recognizing revenue for Translarna as product is shipped, as the Company has established a pattern of collectability.

The Company records revenue net of estimated discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established at the time of delivery. These allowances are adjusted to reflect known changes in factors that may impact such allowances in the quarter those changes are known.

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

The Company evaluates all contingent consideration earned, such as a milestone payment, using the criteria as provided by the Financial Accounting Standards Board (FASB), guidance on the milestone method of revenue recognition. At the inception of a collaboration arrangement, the Company evaluates if a milestone payment is substantive. The criteria requires that (1) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered a substantive milestone and will be recognized as revenue in the period that the milestone is achieved. The Company recognizes royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting.

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

The following represents the fair value using the hierarchy described in Note 3 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$243,642	$—	$243,642	$—
Warrant liability	229	—	—	229

	December 31, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$265,493	$—	$265,493	$—
Warrant Liability	188	—	—	188

The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$19,748	$26	$—	$19,774
Corporate debt securities	186,810	44	(320)	186,534
Government obligations	37,346	21	(33)	37,334
	$243,904	$91	$(353)	$243,642

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$230,379	$80	$(428)	$230,031
Government obligations	35,501	7	(46)	35,462
	$265,880	$87	$(474)	$265,493

At March 31, 2015 and December 31, 2014, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at March 31, 2015 and December 31, 2014 mature as follows:

	March 31, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$19,774	$—
Corporate debt securities	138,306	48,228
Government obligations	11,312	26,022
Total Marketable securities	$169,392	$74,250

	December 31, 2014
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$157,758	$72,273
Government obligations	6,003	29,459
Total Marketable securities	$163,761	$101,732

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended March 31, 2015:

Level 3 assets
Beginning balance as of December 31, 2014	$188
Change in fair value of warrant liability	41
Ending balance as of March 31, 2015	$229

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2015 include (i) volatility (68%—70%), (ii) risk free interest rate (0.56%—1.13%), (iii) strike price ($128-$2,520), (iv) fair value of common stock ($60.85), and (v) expected life (2.21—4.48 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2014 include (i) volatility (68%-70%), (ii) risk free interest rate (0.89%—1.65%), (iii) strike price ($128—$2,520), (iv) fair value of common stock ($51.77), and (v) expected life (2.50—4.70 years). See Note 6 for a description of the warrants issued in connection with the convertible notes.

4.                                      Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three months ended March 31, 2015:

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$(387)	$(350)	$(737)
Other comprehensive income/(loss) before reclassifications	125	(124)	1
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income/(loss)	125	(124)	1
Balance at March 31, 2015	$(262)	$(474)	$(736)

5.                                      Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Employee compensation, benefits, and related accruals	$3,365	$9,312
Consulting and contracted research	11,691	9,349
Professional fees	3,382	3,334
Accounts payable	3,139	4,128
Other	1,955	2,998
	$23,532	$29,121

6.                                      Warrants

All of the Company’s outstanding warrants were classified as liabilities as of March 31, 2015 and December 31, 2014 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of March 31, 2015:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	130	$2,520.00	2019

The following is a summary of the Company’s outstanding warrants as of December 31, 2014:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	130	$2,520.00	2019

7.                                      Net loss per share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

The following tables set forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2015		2014
Numerator
Net loss	$(37,915)		$(14,098)
Denominator
Denominator for basic and diluted net loss per share	33,067,752		24,492,487
Net loss per share:
Basic and diluted	$(1.15	)*	$(0.58	)*

*                                         In the three months ended March 31, 2015 and 2014, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2015	2014

Stock Options	4,627,833	3,133,830
Unvested restricted stock	364,970	748,456
Total	4,992,803	3,882,286

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 245,000 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors.

From January 1, 2015 through March 31, 2015, the Company issued a total of 1,456,550 stock options to various employees.  Of those, 93,350 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2014	3,432,972	$25.00
Granted	1,456,550	$51.02
Exercised	(234,830)	$12.86
Forfeited	(26,265)	$47.52
Expired	(594)	$388.53
Outstanding at March 31, 2015	4,627,833	$33.60	8.9 years	$140,399
Vested or Expected to vest at March 31, 2015	4,332,726	$32.74	8.9 years	$133,232
Exercisable at March 31, 2015	1,037,262	$30.98	8.2 years	$45,137

The fair value of grants made in the three months ended March 31, 2015 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended March 31, 2015
Risk-free interest rate	1.54% — 1.77%
Expected volatility	67%-69%
Expected term	5.50 - 6.11 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three month period ended March 31, 2015 was $31.82 per share.

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

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	—
Vested	(350,084)	$10.59
Forfeited	(3,346)	$10.82
Unvested at March 31, 2015	364,970	$10.85

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended March 31,
	2015	2014

Research and development	$4,667	$1,944
Selling, general and administrative	5,081	1,761
Total	$9,748	$3,705

As of March 31, 2015 there was approximately $70.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.0 years.

9. Commitments and contingencies

Operating leases

The Company leases office space under a noncancelable operating lease through February 2019. Rent expense was approximately $0.3 million for the three months ended March 31, 2015. The Company also leases certain office equipment under operating leases. Future minimum lease payments as of March 31, 2015 are as follows:

2015	$1,016
2016	946
2017	923
2018	1,035
2019	176
$4,096

Other contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds. To the extent that the Company develops and commercializes program intellectual property on a for-profit basis, it may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $68.9 million and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, if the Company outlicenses rights to a collaboration product, a specified percentage of certain payments the Company receives from the licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon its payment to the SMA Foundation of a specified amount.

The Company has employment agreements with certain employees that require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

10.                               Collaboration Revenue

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview and Corporate Update

We are a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, proprietary small molecule drugs targeting an area of RNA biology we refer to as post-transcriptional control. Post-transcriptional control processes are the regulatory events that occur in cells during and after a messenger RNA molecule is copied from DNA through the transcription process. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders, oncology and infectious diseases. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies.

Our lead product candidate is ataluren, an investigational new drug in the US, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. We hold worldwide commercialization rights to ataluren for all indications in all territories. The brand name of ataluren is Translarna™.

Translarna™ for nonsense mutation Duchenne muscular dystrophy

Translarna™ (ataluren), received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. Our authorization in the EEA is subject to annual review and renewal by the European Medicines Agency, or EMA, following its reassessment of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization is further conditioned on our ability to complete our global, confirmatory Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. We completed enrollment for ACT DMD in September 2014 and we expect to receive top-line data in the fourth quarter of 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates” on page 59 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

We launched Translarna on a commercial basis in Germany in December 2014 and in Austria in April 2015. We expect to expand our launch activities across the European Economic Area, or EEA, throughout 2015 and future years, subject to successful completion of pricing and reimbursement negotiations. The market access process, including pricing and reimbursement negotiations, varies from country to country and can take over 18 months in certain circumstances.

Concurrently, we have been pursuing reimbursed early access programs, or EAP programs, in selected countries where funded named patient or cohort programs exist, both within the European Economic Area and in those countries outside of the EEA that will reference the marketing authorization in the EEA. Translarna is authorized under EAP programs in Columbia, France, Greece, Italy, Israel, Spain, and Turkey.

During the fourth quarter of 2014 we initiated a rolling new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Translarna as a treatment for nmDMD. We believe this process gives the FDA an opportunity to conduct a meaningful review of most of the segments of our NDA, ahead of reviewing our ACT DMD data. Assuming positive data from ACT DMD, we expect that the submission of the data will complete our rolling NDA and allow for FDA review. If granted priority review and approval by the FDA, we believe we have the potential to begin commercialization in the U.S. in the first half of 2016. In preparation for a potential U.S. launch, subject to positive ACT DMD data and receipt of FDA approval, we have begun building out our commercial team and infrastructure in the U.S.

We ultimately intend to market Translarna in all markets in the EEA where market access is possible. We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists.

Translarna™ for nonsense mutation cystic fibrosis

We are currently enrolling a global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We refer to this trial as ACT CF. We anticipate completing enrollment in this trial by the end of 2015 with top line data about a year later.

In the second half of 2015, we intend to submit a request for a variation to our marketing authorization of Translarna in the European Economic Area, described above, to include approval for the treatment of nmCF. Our variation submission will use the clinical results achieved in our prior Phase 3 clinical trial in nmCF. We believe that the EMA’s Committee for Medicinal Products for Human Use will consider the status of ACT CF enrollment important at the time of our submission and we are planning to submit once ACT CF enrollment is well underway. Approval of the marketing authorization variation will depend on the EMA’s assessment of the relative benefits and risks of approval. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. If approved, we expect that the EMA will require us, as a post-approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the EMA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates” on page 59 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

Translarna™ for additional indications

We recently announced that we intend to initiate a Phase 2 proof-of-concept study for Translarna for the treatment of aniridia prior to the end of 2015. Aniridia is a genetic disorder due to mutations in the PAX6 gene associated with loss of eyesight and other symptoms.  We estimate that approximately one-third of all aniridia cases are due to a nonsense mutation. In a prior study conducted by an independent investigator, Translarna treated mice with nonsense mutation aniridia showed a significant increase in the PAX6 protein in a nonsense mutation PAX6 gene, but not in a PAX6 gene harboring a splice-site mutation. The investigators in this study found that Translarna not only inhibited disease progression, but also reversed corneal, lens and retinal malformation defects and restored electrical responses of the retina.

We are also pursuing the development of Translarna for the treatment of mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I. We are initiating our Phase 2 proof-of-concept clinical study in nmMPS I and expect some data by the end of 2015.

Over the last six years multiple independent investigators have conducted preclinical studies in which Translarna enabled readthrough of the premature stop codons from a large set of nonsense mutations across a diverse group of experimental models exhibiting various genetic disorders. The studies evaluated Translarna’s ability to read through premature stop codons in mRNA in cell-free systems, transfected cell lines, mouse models and patient cells. Based on these studies by independent investigators in addition to our own trials and studies, we expect to continue to pursue additional indications for Translarna.

Spinal muscular atrophy program

RG7800, an investigational oral therapy for spinal muscular atrophy, or SMA, is our product candidate under our joint development SMA program with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

Recently, results from the Phase 1 study of RG7800, completed in the first half of 2014, were presented at the emerging science session at the annual meeting of the American Academy of Neurology. The Phase 1 study was a single ascending dose, placebo-controlled clinical study in 48 healthy volunteers. Preliminary findings from the Phase 1 study indicated that RG7800 showed a favorable safety profile and was well tolerated at all dose levels studied. In addition, proof of mechanism was demonstrated by a dose-dependent effect on Survival Motor Neuron 2 (SMN2) mRNA splicing towards the production of full length SMN2 mRNA.

MOONFISH, a Phase 2, multiple-dose clinical study investigating the safety and tolerability of RG7800 was initiated in November 2014. This study is enrolling up to 64 SMA patients, with once daily oral dosing over 12 weeks of treatment.  Secondary outcome measures include pharmacokinetics and pharmacodynamics as well as exploratory efficacy endpoints.

Dosing of the first cohort of the Phase 2 MOONFISH study was recently completed. RG7800 was well tolerated and preliminary review of the blinded data in the first cohort indicates substantial increases in full length SMN2 mRNA.

Data from a longer term non-clinical safety and toxicology study of RG7800 in cynomolgus monkeys have recently shown an eye finding at exposures above those explored in SMA patients and healthy volunteers. As a precautionary measure, the collaboration partners decided in April 2015 to temporarily suspend dosing of additional patients to evaluate this finding and confirm next steps for MOONFISH.

Cancer stem cell program

In April 2015, we initiated a Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors. PTC596 is a first-in-class, oral, potent and selective inhibitor that targets tumor stem cell populations by reducing the function, activity and amount of a protein called BMI1. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma.

Antibacterial program

Our compound PTC672 is an orally bioavailable, new chemical entity with a novel mechanism of action distinct from all approved antibiotics. We have commenced IND-enabling preclinical safety studies for PTC672 to allow submission of an investigational new drug application, or IND supporting initiation of clinical assessment. PTC672 is derived from a novel chemical scaffold and has the potential to address the significant need for new treatment options to combat multi-drug resistant Gram-negative Neisseria gonorrhea. PTC672 acts selectively, inhibiting only Neisseria and sparing beneficial bacteria, which we believe may be a significant advantage in treating gonorrhea compared to using broad-acting antibiotics.

Funding

During 2015, we expect that our revenues will be primarily generated from sales of Translarna in counties in the EEA where we are able to obtain pricing and reimbursement approval at acceptable levels and in other territories where we are permitted to distribute Translarna under our EAPs.

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

As of March 31, 2015, we had an accumulated deficit of $460.5 million. We had a net loss of $37.9 million for the three months ended March 31, 2015 and a net loss of $14.1 million for the three months ended March 31, 2014.

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the U.S., and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing ACT DMD and ACT CF trials as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia. We also expect to incur ongoing research and development expenses for our other product candidates, including the ongoing Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

Financial operations overview

To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.

Roche and the SMA Foundation Collaboration.  In November 2011, we entered into a license and collaboration agreement, or licensing agreement, with Roche and the SMA Foundation pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our spinal muscular atrophy program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. The licensing agreement included a $30 million upfront payment made in 2011 which was recognized on a deferred basis over the research term, and the potential for up to $460 million in milestone payments and royalties on net sales.

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

In November 2014, we announced that our joint development program in Spinal Muscular Atrophy (SMA) with Roche and the SMA Foundation (SMAF) has started a Phase 2 study in adult and pediatric patients. The achievement of this milestone triggered a $10.0 million payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I and nonsense mutation aniridia, and our IND-enabling studies under our antibacterial program, and as we prepare to commence our Phase 1 clinical study for PTC596 under our cancer stem cell program. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2015 and March 31, 2014.

	Three months March 31,
	2015	2014
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$17,991	$7,797
Antibacterial	1,440	2,223
Cancer stem cell	506	672
Spinal muscular atrophy	324	708
Next generation nonsense readthrough	2,063	1,464
Other research and preclinical	5,614	3,025
Total research and development	27,938	$15,889

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

Interest income

Interest income consists of interest income earned on investments.

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

Net Product Sales

To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We began recognizing revenue for payments received under the reimbursed EAPs for Translarna in nmDMD patients in selected countries in the third quarter of 2014.  We have now established a pattern of collectability and, beginning in January 2015, we recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products.

We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution. Prior to January 1, 2015, we generally recognized revenue for these reimbursed EAP programs once the product was shipped on behalf of the government authority or institution on a cash basis if all other revenue recognition criteria had been met. Beginning in the first quarter of 2015, the Company is recognizing revenue for Translarna as product is shipped, as the Company has established a pattern of collectability.

We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established or estimated at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

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

Inventories and Cost of Product Revenues

In 2014, we were notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD, in ambulatory patients aged five years and older. This marketing authorization is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, in 2015 and implement measures, including pharmacovigilance plans, that are detailed in the risk management plan for Translarna that was submitted to EMA. We submitted a marketing authorization renewal request to the EMA in February 2015. We plan to seek to renew the approval on an annual basis until our obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. The conditional marketing authorization allows us to market Translarna in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis.

We do not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, we have not capitalized inventory and will not capitalize inventory until full approval has been obtained or until we can reasonably predict future product sales and demand generation. The costs incurred related to Translarna have been recorded as research and development expense in the statements of operations. We do not separately present a cost of product revenues in our statement of operations since the cost of product sales has been insignificant to date.

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

In 2015, we issued a total of 1,456,550 stock options to various employees. Of those, 93,350 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the three months ended March 31, 2015 was contemporaneously estimated on the date of grant using the following assumptions:

2015
Risk-free interest rate	1.54 – 1.77%
Expected volatility	67-69%
Expected term	5.50 - 6.11 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three months ended March 31, 2015 was $31.82 per share.

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

The following table summarizes information on our restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	—
Vested	(350,084)	$10.59
Forfeited	(3,346)	$10.82
Unvested at March 31, 2015	364,970	$10.85

We recorded share-based compensation expense in the statement of operations as follows for the three months ended March 31,

(in thousands)	2015	2014
Research and development	$4,667	$1,944
Selling, general and administrative	5,081	1,761
Total	$9,748	$3,705

As of March 31, 2015 there was approximately $70.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, 2013 Long Term Incentive Plan and equity award plans made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.0 years.

Results of operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014	Change 2015 vs. 2014
Net product revenue	$5,069	$—	$5,069
Collaboration and grant revenue	2,413	9,217	(6,804)
Research and development expense	27,938	15,889	12,049
Selling, general and administrative expense	17,615	7,540	10,075
Interest income	524	171	353

Net product revenues. Net product revenues were $5.1 million for the three months ended March 31, 2015. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution.  This includes $1.4 million of revenue which was deferred during 2014 when recognized revenue on a cash basis. As of January 1, 2015, we recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $2.4 million for the three months ended March 31, 2015, a decrease of $6.8 million, or 74%, from $9.2 million for the three months ended March 31, 2014. The decrease was primarily due to recognition of a $7.5 million milestone in our spinal muscular atrophy collaboration with Roche in the first quarter of 2014.

Research and development expense. Research and development expense was $27.9 million for the three months ended March 31, 2015, an increase of $12.0 million, or 76%, from $15.9 million for the three months ended March 31, 2014. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials, supply chain activities in support of the launch of Translarna as well as in conjunction with our expanding clinical-stage pipeline and an increase in non-cash, share-based compensation expense of approximately $2.7 million.

Selling, general and administrative expense. Selling, general and administrative expense was $17.6 million for the three months ended March 31, 2015, an increase of $10.1 million, or 134%, from $7.5 million for the three months ended March 31, 2014. The increase resulted primarily from additional costs associated with commercial activities in support of the launch of Translarna across Europe and other regions and an increase in non-cash, share-based compensation expense of approximately $3.3 million.

Interest income.  Interest income was $0.5 million for the three months ended March 31, 2015, an increase of $0.3 million, or 206%, from $0.2 million for the three months ended March 31, 2014.  The increase was due to interest income related to investments.

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

In February 2014, we closed a public offering of 5,163,265 shares of common stock at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an overallotment option. We received net proceeds from the public offering of approximately $118.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Cash flows

As of March 31, 2015, we had cash, cash equivalents and marketable securities of $280.5 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three months ended March 31,
(in thousands)	2015	2014
Cash provided by (used in):
Operating activities	$(36,425)	$(13,438)
Investing activities	20,607	(4,267)
Financing activities	3,019	118,146

Net cash used in operating activities was $36.4 million for the three months ended March 31, 2015 and $13.4 million for the three months ended March 31, 2014. The change in net cash used in operating activities primarily related to supporting clinical development and pre-commercial activities.

Net cash provided by investing activities was $20.6 million for the three months ended March 31, 2015 and net cash used in investing activities was $4.3 million for the three months ended March 31, 2014. Cash provided by investing activities was related to the sale & redemption of marketable securities for the three months ended March 31, 2015.  Cash used in investing activities was related to net purchases of investments for the three months ended March 31, 2014.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2015 and $118.1 million for the three months ended March 31, 2014. Net cash provided by financing activities was primarily attributable to the exercise of options for the three months ended March 31, 2015. Net cash provided by financing activities in 2014 was primarily attributable to approximately $118.4 million in net proceeds from the February 2014 public offering for the three months ended March 31, 2014.

Funding requirements

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the U.S., and our efforts to commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing ACT DMD and ACT CF trials as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia. We also expect to incur ongoing research and development expenses for our other product candidates, including the ongoing Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

Our future capital requirements will depend on many factors, including:

•                                          the progress and results of confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our Phase 2 proof  of concept studies for nmMPS I and nonsense mutation aniridia and our ongoing Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program;

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

•                                          the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property related claims;

•                                          the extent to which we acquire or invest in other businesses, products and technologies; and

•                                          our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations

During the period ending March 31, 2015, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ending March 31, 2015, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. As of March 31, 2015, we had an accumulated deficit of $460.5 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

We are a growing commercial-stage biopharmaceutical company, but prior to 2014 we devoted substantially all of our efforts on research and development, including clinical trials. In August 2014, the European Commission granted marketing authorization for Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates” on page 59 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

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

In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 clinical trials for Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I and aniridia. We also expect to incur ongoing research and development expenses for Translarna in additional indications as well as for our other product candidates, including the ongoing Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. In addition, we may incur substantial costs in connection with our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•                                          successfully completing confirmatory Phase 3 clinical trials of Translarna for the treatment of either or both of nmDMD and nmCF and successfully initiating clinical studies of Translarna for the treatment of additional indications, including nmMPS I and nonsense mutation aniridia, and successfully advancing our other programs and collaborations, including our cancer stem cell, antibacterial and SMA programs;

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

•                                          protecting our rights to our intellectual property portfolio related to Translarna; and

•                                          contracting for the manufacture and distribution of commercial quantities of Translarna;

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

We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS, and our Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. We also expect to initiate a proof-of- concept study for Translarna in nonsense mutation aniridia during 2015. Furthermore, since the closing of our initial public offering in June 2013, we have begun to incur additional costs associated with operating as a public company.

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

Our future capital requirements will depend on many factors, including:

•                                          the progress and results of our confirmatory Phase 3 clinical trials of Translarna for nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia and our Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program;

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

We are continuing to engage in significant commercialization efforts for Translarna for nmDMD throughout the EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA throughout 2015 and in future years, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries. We expect that our commercial revenue generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the European Economic Area and other territories in which we have obtained marketing authorization and reimbursement approval or are permitted to initiate treatment under reimbursed early access programs or pursuant to other procedures. Other commercial revenue, if any, would be derived from sales of products that we are not planning to have commercially available for several years, if at all.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, or Section 382, the corporation’s ability to utilize any net operating losses, or NOLs, and certain tax credits and other attributes generated before such an ownership change, is limited. We believe that we have in the past experienced ownership changes within the meaning of Section 382 that have resulted in limitations under Section 382 (and similar state provisions) on the use of our NOLs and other tax attributes. Future changes in ownership could result in additional ownership changes within the meaning of Section 382 that could further limit our ability to utilize our NOLs and certain other tax attributes.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in the Unites States and various foreign jurisdictions. Taxes will be incurred as income is earned among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the U.S. Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or by changes to our ownership or capital structure. The impact on our income tax provision resulting from the above- mentioned factors and others may be significant and could adversely affect our results of operations.

Risks Related to the Development and Commercialization of our Product and Product Candidates

We depend heavily on the success of our lead product, Translarna, which we are developing for nmDMD, nmCF, nmMPS I and nonsense mutation aniridia. All of our other product candidates, including those under our collaborations with Roche and the SMA Foundation, are still in early clinical or preclinical development. If we are unable to execute our commercial strategy for Translarna for the treatment of nmDMD in the European Economic Area, fail to receive regulatory approval in the United States and other territories, fail to maintain or satisfy the conditions of our marketing authorization in the European Economic Area, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF. Additionally, we are initiating a Phase 2 proof-of-concept study in nmMPS I and plan to initiate a Phase 2 proof-of-concept study in nonsense mutation aniridia during 2015. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna. In August 2014,

Translarna was granted marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged 5 years and older, which is subject to annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report in 2015. Translarna is still under investigation for the treatment of nmDMD in the United States and has not been approved by the FDA. If we do not successfully commercialize Translarna in the EEA or receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.

The success of Translarna will depend on a number of additional factors, including the following:

•                                          successful completion of confirmatory Phase 3 clinical trials of Translarna in nmDMD and nmCF and the successful advancement of Translarna in additional indications, in particular, nmMPS I and nonsense mutation aniridia;

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

In addition, the marketing authorization granted by the European Commission is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annul EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, which must include additional efficacy and safety data from the trial in 2015, and implement measures, including pharmacovigilance plans, that are detailed in the risk management plan. We submitted a marketing authorization renewal request to the EMA in February 2015. We plan to seek to renew the marketing authorization on an annual basis until we have satisfied the conditions of the marketing authorization and a full marketing authorization is granted. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials, any of which would negatively impact our anticipated revenue from Translarna and materially harm our business. See “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates” on page 59 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

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

Further, the marketing authorization granted by the European Commission is subject to an annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. If the results of ACT DMD are not favorable, if we fail to satisfy the conditions of the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. See “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. We also sell Translarna under reimbursed early access programs in a limited number of countries and there is no assurance that such sales will continue to be authorized in any particular country. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and could materially harm our business.

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

If we or our collaborators experience any of a number of possible unforeseen events in connection with clinical trials related to our product or product candidates, including those under our collaboration with Roche and the SMA Foundation, potential marketing approval or commercialization of our product or product candidates could be delayed or prevented.

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product or product candidates, including:

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in our confirmatory Phase 3 clinical trial of Translarna in nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we intend to submit a variation to our marketing authorization for Translarna in the EEA in the second half of 2015 to seek approval for the treatment of nmCF. Although we plan to submit the variation with the clinical results achieved in our prior Phase 3 clinical trial in nmCF, we believe that the CHMP will consider it important that ACT CF be well underway prior to our submission. As a result, enrollment delays in ACT CF could also delay the timeline for our planned submission with the EMA. In addition, we expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the EMA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates” on

page 59 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. As a result, ACT CF enrollment delays could have a negative impact on our ability to obtain and maintain any marketing authorization for nmCF that may be granted in the future, if any.

If serious adverse or inappropriate side effects are identified during the development of Translarna or any other product candidate, we may need to abandon or limit our development of that product or product candidate.

All of our products and product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If our product or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

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

Translarna for the treatment of nmDMD, or any other product candidate that receives marketing approval, if any, may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD, Translarna and any of our other product candidates that may receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product or product candidates, we may not be successful in our continuing efforts to commercialize Translarna or commercializing any other product candidate if and when they are approved.

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

We expect that during 2015, all of our revenue from sales of Translarna will be generated from countries other than the United States. Additionally, we have operations in several European countries and other territories. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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

•                                          differing labor regulations and business practices; and

•                                          regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Chiron Corporation’s TOBI and Genentech, Inc.’s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals’ CFTR potentiator drug Kalydeco is approved by the FDA and in other territories as a treatment for cystic fibrosis in patients six years of age and older who have a type of mutation in the CFTR gene known as a gating mutation. Vertex Pharmaceuticals also is developing two other product candidates for the treatment of cystic fibrosis in patients who have a type of mutation in the CFTR gene known as a process block mutation. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

In addition, Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, Isis Pharmaceuticals, Inc. is evaluating its antisense drug as a treatment for SMA in two Phase 3 studies that were initiated in SMA patients in 2014. Other companies are also pursuing product candidates for the treatment of SMA, including Novartis Pharmaceuticals Corporation.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, in the European Union, for medicines authorized by the centralized authorization procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one European Union member state and import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another European Union member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

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

We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed early access programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we continue commercializing Translarna or as and when we begin commercializing any other product candidate that receives marketing approval. The cost of insurance coverage is highly variable, based on a wide range of factors and is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.

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

We currently have a contract with a pharmacy and hospital distributor in the EU that distributes Translarna for clinical programs and certain commercial programs. We recently engaged a third party logistics provider in the EU and we expect that this provider will distribute all of our commercial product by the end of 2015.

We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our antibacterial and oncology programs through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in late 2015. We engage a separate manufacturer to provide fill and finish services for our finished commercial and clinical product and are in the process of completing arrangements with two additional providers to provide these services, initially for our clinical product, in early to mid-2015, with commercial product services expected to commence for at least one provider in late 2015. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborators’ resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborators’ evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We have received marketing authorization to market Translarna for nmDMD in the European Economic Area, which is subject to annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. We have not otherwise received marketing approval for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction. We intend to submit a variation to our marketing authorization application with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF. We expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the EMA.

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

For example, our ability to obtain and maintain marketing authorizations granted on a conditional basis in the European Union is limited to specific circumstances and subject to several conditions and obligations. Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk- benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Marketing authorizations subject to conditions are only valid for one year, and must be renewed annually by the EMA after an assessment of the risk-benefit balance and need for additional or modified conditions.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. We have obtained a fast track designation from the FDA for Translarna for the treatment of nmDMD. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our fast track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures, nor does it increase the likelihood of FDA approval.

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

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of risk evaluation and mitigation strategy, or REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. Since December 2014, Translarna for the treatment of nmDMD has been commercially available in Germany, but we are still in the process of finalizing our pricing negotiations with relevant German authorities. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in any country, and there is no assurance that we will receive such approval or, if we do, that the price, level of reimbursement and other terms will be acceptable to us. In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed early access programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority.

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

•                                          Laws and regulations, including the U.S. False Claims Act, which impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government. The U.S. government has brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government. The U.S. Attorneys’ Offices and the main Department of Justice have taken broad interpretations of what constitutes falsity or false claims. A wide range of pharmaceutical manufacturers’ commercial activity, marketing practices and price reporting practices have been scrutinized as potential violations of the False Claims Act.

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

•                                          Laws and regulations regulating off-label promotion. Off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at European Union level and in the individual European Union member states also prohibit the direct-to-consumer advertising of prescription- only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals. Under the Federal Food, Drug and Cosmetic Act and other laws, if any of our product candidates are approved, we would be prohibited from promoting our products for off-label uses. This means, for example, that we would not be able to make claims about the use of our marketed products outside of their approved indications, and we would not be able to proactively discuss or provide information on off-label uses of such products, with very specific and limited exceptions. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constituted the promotion of off-label use, the FDA could bring action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. In December 2013, Congress amended the Budget Control Act to provide greater discretionary spending in 2014 and 2015 than originally budgeted and provide relief from the FDA user fee for two years; this legislation also extended the prohibition against reducing payments to Medicare providers by more than 2% for two years (i.e., until 2023). In December 2014, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services.

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

•                                          the development and regulatory status of our SMA program with Roche and the SMA Foundation;

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2018, provided that, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include: not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

As of March 31, 2015, we have used approximately $114.7 million of the net offering proceeds primarily to fund the clinical development of Translarna for the treatment of nmDMD, nmCF and nmMPS I, to seek marketing approval in the European Union, the United States and other territories for Translarna for nmDMD, for commercial efforts for Translarna, to fund research and development of Translarna for additional indications and for our earlier stage programs, and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended March 31, 2015, we issued options to purchase an aggregate of 93,350 shares of common stock to certain new hire employees at a weighted-average exercise price of $51.35 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: May 5, 2015	By:	/s/ Shane Kovacs
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