Form 10-Q
period 2015-06-30
PTC THERAPEUTICS, INC.
filed 2015-07-31
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 28, 2015 there were 34,271,494 shares of Common Stock, $0.001 par value per share, outstanding.

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

•                  the timing of and our ability to obtain additional marketing authorizations for Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms;

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

•                  our plans to pursue development of Translarna for additional indications other than nmDMD and cystic fibrosis, MPS I, and aniridia, caused by nonsense mutations;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29,220	$49,748
Marketable securities	225,999	265,493
Prepaid expenses and other current assets	4,241	3,885
Receivables, net	5,114	4,445
Total current assets	264,574	323,571
Fixed assets, net	9,017	9,159
Deposits and other assets	231	489
Total assets	$273,822	$333,219
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,082	$29,121
Deferred revenue	—	3,354
Total current liabilities	23,082	32,475
Other long-term liabilities	2,159	2,277
Total liabilities	25,241	34,752

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 33,872,956 shares at June 30, 2015. Authorized 125,000,000 shares; issued and outstanding 32,898,392 shares at December 31, 2014	34	33
Additional paid-in capital	747,869	721,722
Accumulated other comprehensive loss	(495)	(737)
Accumulated deficit	(498,827)	(422,551)
Total stockholders’ equity	248,581	298,467
Total liabilities and stockholders’ equity	$273,822	$333,219

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Net product revenue	$6,161	$—	$11,230	$—
Collaboration revenue	207	1,418	545	10,565
Grant revenue	406	259	2,481	329
Total revenues	6,774	1,677	14,256	10,894
Operating expenses:
Research and development	28,190	18,313	56,128	34,202
Selling, general and administrative	17,210	8,733	34,825	16,273
Total operating expenses	45,400	27,046	90,953	50,475
Loss from operations	(38,626)	(25,369)	(76,697)	(39,581)
Interest income	498	248	1,022	419
Other (expense)/income, net	(88)	17	(456)	(40)
Loss before income tax expense	(38,216)	(25,104)	(76,131)	(39,202)
Income tax expense	(145)	—	(145)	—
Net loss	$(38,361)	$(25,104)	$(76,276)	$(39,202)

Weighted-average shares outstanding:
Basic and diluted (in shares)	33,600,653	29,332,227	33,335,674	27,976,847
Net loss per share—basic and diluted (in dollars per share)	$(1.14)	$(0.86)	$(2.29)	$(1.40)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(38,361)	$(25,104)	$(76,276)	$(39,202)
Other comprehensive loss:
Unrealized (loss)/gain on marketable securities	(224)	10	(99)	20
Foreign currency translation gain	465	—	341	—
Comprehensive loss	$(38,120)	$(25,094)	$(76,034)	$(39,182)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(76,276)	$(39,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,319	1,150
Change in valuation of warrant liability	(72)	38
Amortization of premiums on investments	915	910
Share-based compensation expense	18,076	7,983
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(356)	(998)
Receivables, net	(669)	100
Deposits and other assets	258	(678)
Accounts payable and accrued expenses	(6,039)	(866)
Other long-term liabilities	(46)	(46)
Deferred revenue	(3,354)	(636)
Net cash used in operating activities	(66,244)	(32,245)
Cash flows from investing activities
Purchases of fixed assets	(1,177)	(837)
Purchases of marketable securities	(44,988)	(132,603)
Sale and redemption of marketable securities	83,468	53,079
Net cash provided by/(used in) investing activities	37,303	(80,361)
Cash flows from financing activities
Payments on long-term debt	—	(49)
Proceeds from exercise of options	8,072	30
Net proceeds from public offerings	—	118,383
Net cash provided by financing activities	8,072	118,364
Effect of exchange rate changes on cash	341	—
Net (decrease)/increase in cash and cash equivalents	(20,528)	5,758
Cash and cash equivalents, beginning of period	49,748	15,414
Cash and cash equivalents, end of period	$29,220	$21,172
Supplemental disclosure of cash information
Cash paid for interest	$—	$1
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized (loss) gain on marketable securities	$(99)	$20

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

The Company’s lead product, Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company’s ability to complete its global, confirmatory Phase 3 clinical trial in nmDMD, which it refers to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” for further detail regarding the annual EMA reassessment process, including a description of the risk-benefit balance.

The Company launched Translarna on a commercial basis in Germany in December 2014 and in Austria, Denmark, and Norway in 2015. The Company expects to expand its launch activities across the EEA throughout 2015 and future years, subject to successful completion of pricing and reimbursement negotiations. The market access process, including pricing and reimbursement negotiations, varies from country to country and can take over 18 months in certain circumstances. Concurrently, the Company has been making Translarna available under reimbursed early access programs in selected countries where those mechanisms exist, both within Europe and in those countries outside of Europe that will reference the marketing authorization described above.

During 2015, the Company expects that revenues will be primarily generated from sales of Translarna in counties in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where permitted to distribute Translarna under EAPs. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of June 30, 2015, the Company had an accumulated deficit of approximately $498.8 million. The Company has financed its operations to date primarily through public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

2.             Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2015 (2014 Form 10-K).

Basis of Presentation

The accompanying financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2014 and notes thereto included in the 2014 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period or for any other future year.

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

Inventories and cost of product revenue

On August 4, 2014, the Company was notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing authorization allows the Company to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company’s ability to complete its global, confirmatory Phase 3 clinical trial in nm DMD, which it refers to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial during 2015.  The Company recently received EC approval of the annual renewal. The launch in these countries is on a country by country basis. If we fail to satisfy renewal requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. The Company does not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, the Company has not capitalized inventory and will not capitalize inventory until the completion of ACT DMD and satisfaction of the EMA conditions or until the Company can reasonably predict future product sales. The costs incurred related to the manufacturing of Translarna have been recorded as research and development expense in the consolidated statements of operations and consist principally of royalties that are less than $0.1 million. The time period over which this inventory is consumed will depend on a number of factors, including the amount of future Translarna sales, and the ability to utilize inventory prior to its expiration date.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the Financial Accounting Standards Board voted to delay the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the Consolidated Financial Statements.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$225,999	$—	$225,999	$—
Warrant liability	116	—	—	116

	December 31, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$265,493	$—	$265,493	$—
Warrant Liability	188	—	—	188

The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$19,093	$7	$—	$19,100
Corporate debt securities	171,867	17	(492)	171,392
Government obligations	35,525	18	(36)	35,507
	$226,485	$42	$(528)	$225,999

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$230,379	$80	$(428)	$230,031
Government obligations	35,501	7	(46)	35,462
	$265,880	$87	$(474)	$265,493

At June 30, 2015 and December 31, 2014, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at June 30, 2015 and December 31, 2014 mature as follows:

	June 30, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$19,100	$—
Corporate debt securities	129,763	41,629
Government obligations	17,884	17,623
Total Marketable securities	$166,747	$59,252

	December 31, 2014
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$157,758	$72,273
Government obligations	6,003	29,459
Total Marketable securities	$163,761	$101,732

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

Level 3 valuation

The warrant liability is classified in Other long-term liabilities on the Company’s consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other income (expense), net on the Company’s consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended June 30, 2015:

Level 3 assets
Beginning balance as of December 31, 2014	$188
Change in fair value of warrant liability	(72)
Ending balance as of June 30, 2015	$116

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2015 include (i) volatility (69%—72%), (ii) risk free interest rate (0.64%—1.32%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($48.13), and (v) expected life (1.96—4.23 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2014 include (i) volatility (68%-70%), (ii) risk free interest rate (0.89%—1.65%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($51.77), and (v) expected life (2.50—4.70 years). See Note 6 for a description of the warrants issued in connection with the convertible notes.

4.             Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and six months ended June 30, 2015:

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at March 31, 2015	$(262)	$(474)	$(736)
Other comprehensive (loss)/income before reclassifications	(224)	465	241
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive (loss)/income	(224)	465	241
Balance at June 30, 2015	$(486)	$(9)	$(495)

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$(387)	$(350)	$(737)
Other comprehensive income/(loss) before reclassifications	(99)	341	242
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income/(loss)	(99)	341	242
Balance at June 30, 2015	$(486)	$(9)	$(495)

5.             Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Employee compensation, benefits, and related accruals	$5,621	$9,312
Consulting and contracted research	9,643	9,349
Professional fees	2,610	3,334
Accounts payable	3,406	4,128
Other	1,802	2,998
	$23,082	$29,121

6.             Warrants

All of the Company’s outstanding warrants were classified as liabilities as of June 30, 2015 and December 31, 2014 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of June 30, 2015:

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

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Numerator
Net loss	$(38,361)		$(25,104)		$(76,276)		$(39,202)
Denominator
Denominator for basic and diluted net loss per share	33,600,653		29,332,227		33,335,674		27,976,847
Net loss per share:
Basic and diluted	$(1.14	)*	$(0.86	)*	$(2.29	)*	$(1.40	)*

*              In the three and six months ended June 30, 2015 and 2014, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2015	2014
Stock Options	4,663,852	3,182,963
Unvested restricted stock	353,135	729,320
Total	5,016,987	3,912,283

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 238,742 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors.

From January 1, 2015 through June 30, 2015, the Company issued a total of 1,916,100 stock options to various employees.  Of those, 524,900 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2014	3,432,972	$25.00
Granted	1,916,100	$53.47
Exercised	(612,645)	$13.18
Forfeited	(70,681)	$42.80
Expired	(1,894)	$285.48
Outstanding at June 30, 2015	4,663,852	$37.84	8.8 years	$72,654
Vested or Expected to vest at June 30, 2015	4,339,328	$37.16	8.8 years	$68,629
Exercisable at June 30, 2015	944,708	$33.55	8.1 years	$28,081

The fair value of grants made in the six months ended June 30, 2015 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2015
Risk-free interest rate	1.49% — 2.01%
Expected volatility	67%-69%
Expected term	5.50 – 6.11 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2015 was $33.23 per share.

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

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	$—
Vested	(361,919)	$10.60
Forfeited	(3,346)	$10.82
Unvested at June 30, 2015	353,135	$10.85

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development	$3,957	$2,209	$8,624	$4,153
Selling, general and administrative	4,371	2,069	9,452	3,830
Total	$8,328	$4,278	$18,076	$7,983

As of June 30, 2015 there was approximately $78.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.0 years.

9.             Subsequent events

The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the unaudited consolidated financial statements or disclosures.

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

Our lead product candidate is ataluren, an investigational new drug in the United States, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. We hold worldwide commercialization rights to ataluren for all indications in all territories. The brand name of ataluren is Translarna™.

Translarna™ for nonsense mutation Duchenne muscular dystrophy

Translarna™ (ataluren), received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over, in the 31 member states of the European Economic Area, or EEA. Our authorization in the EEA is subject to annual review and renewal by the European Medicines Agency, or EMA, following its reassessment of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization is further conditioned on our ability to complete our global, confirmatory Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial, during 2015. We completed enrollment for ACT DMD in September 2014 and we expect to receive top-line data in the fourth quarter of 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 71 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

We launched Translarna on a commercial basis in Germany in December 2014 and in Austria, Denmark and Norway in 2015. We expect to expand our launch activities across the EEA throughout 2015 and future years, subject to successful completion of pricing and reimbursement negotiations. The market access process, including pricing and reimbursement negotiations, varies from country to country and can take over 18 months in certain circumstances.

Concurrently, we have been making available Translarna for the treatment of nmDMD through reimbursed early access programs, or EAP programs, in selected countries where funded named patient or cohort programs exist, both within the EEA and in those countries outside of the EEA that will reference the marketing authorization in the EEA. Translarna has been made available under EAP programs in Brazil, Colombia, France, Greece, Italy, Israel, Spain, and Turkey.

During the fourth quarter of 2014 we initiated a rolling new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Translarna for the treatment of nmDMD. We believe this process gives the FDA an opportunity to conduct a meaningful review of most of the segments of our NDA, ahead of reviewing our ACT DMD data. Assuming positive data from ACT DMD, we expect that the submission of the data will complete our rolling NDA and allow for FDA review. If granted priority review and approval by the FDA, among other factors, we believe we have the potential to begin commercialization in the United States in the first half of 2016. In preparation for a potential U.S. launch, subject to positive ACT DMD data and receipt of FDA approval, we have begun building out our commercial team and infrastructure in the United States.

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

As ACT CF enrollment is expected to complete by the end of this year, we are preparing our request for a variation to our marketing authorization of Translarna in the EEA, described above, to include approval for the treatment of nmCF. We intend to submit this variation request prior to the end of 2015. While our variation submission will use the clinical results achieved in our prior Phase 3 clinical trial in nmCF, we believe that the EMA’s Committee for Medicinal Products for Human Use will consider the status of ACT CF enrollment important at the time of our submission. Approval of the marketing authorization variation will depend on the EMA’s assessment of the relative benefits and risks of approval. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. If approved, we expect that the EMA will require us, as a post-approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the EMA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 71 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

In preparation for our variation submission to the EMA for Translarna for the treatment of nmCF, we have performed additional retrospective analyses of the data from our previous Phase 3 trial completed in 2011. Natural history data for cystic fibrosis suggests that patients under 18 years of age experience more rapid rates of decline in pulmonary function. In addition, as previously reported, post hoc analysis of data from our previous Phase 3 trial indicates that patients not using chronic inhaled tobramycin experienced a benefit in relative change from baseline in percent-predicted FEV1 favoring the Translarna-treated group versus placebo at week 48, with fewer pulmonary exacerbations in the Translarna-treated group. Given the natural history of the disease and the data from our previous Phase 3 trial, we undertook further analyses to compare pulmonary outcomes on the basis of age (under 18 years versus 18 years or older) in patients who did not use chronic inhaled tobramycin. In this new subgroup analysis, non-TOBI Translarna patients under 18 showed an increase in FEV1 over baseline, a mean relative change in predicted FEV1 of 8.4%  and an absolute change in predicted FEV1 of 5.4%. In addition, non-TOBI patients under 18 years receiving Translarna also showed a 60% reduction in exacerbation rate. We plan to include this analysis with our variation submission. For additional considerations see our risk factor with respect to retrospective analyses of clinical trial results on page 50.

Translarna™ for additional indications

Over the last six years multiple independent investigators have conducted preclinical studies in which Translarna enabled readthrough of the premature stop codons from a large set of nonsense mutations across a diverse group of experimental models exhibiting various genetic disorders. The studies evaluated Translarna’s ability to read through premature stop codons in mRNA in cell-free systems, transfected cell lines, mouse models and patient cells. Based on these studies by independent investigators in addition to our own trials and studies, we expect to continue to pursue additional indications for Translarna, including nmMPS I and aniridia caused by nonsense mutation.

MPS I is an inherited genetic disorder caused by a deficiency in an essential enzyme that is responsible for the breakdown of byproducts of chemical reactions in the body’s cells. It is estimated that 60 percent to 80 percent of cases of MPS I are caused by a nonsense mutation. While enzyme replacement therapies are on the market, there remains significant unmet medical need for the development of new treatments that can target the underlying cause of the disorder.

Aniridia is a genetic disorder due to mutations in the PAX6 gene associated with loss of eyesight and other symptoms.  We estimate that approximately one-third of all aniridia cases are due to a nonsense mutation. In a prior study conducted by an independent investigator, Translarna-treated mice with nonsense mutation aniridia showed a significant increase in the PAX6 protein in a nonsense mutation PAX6 gene, but not in a PAX6 gene harboring a splice-site mutation. The investigators in this study found that Translarna not only inhibited disease progression, but also reversed corneal, lens and retinal malformation defects and restored electrical responses of the retina.

Spinal muscular atrophy program

RG7800, an investigational oral therapy for spinal muscular atrophy, or SMA, is our product candidate under our joint development SMA program with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

Results from the Phase 1 study of RG7800, which was completed in the first half of 2014, were presented at the emerging science session at the 2015 annual meeting of the American Academy of Neurology. The Phase 1 study was a single ascending dose, placebo-controlled clinical study in 48 healthy volunteers. Results from the Phase 1 study indicated that RG7800 showed a favorable safety profile and was well tolerated at all dose levels studied. In addition, proof of mechanism was demonstrated by a dose-dependent effect on Survival Motor Neuron 2 (SMN2) mRNA splicing towards the production of full length SMN2 mRNA.

MOONFISH, a Phase 2, multiple-dose clinical study investigating the safety and tolerability of RG7800 was initiated in November 2014. Secondary outcome measures include pharmacokinetics and pharmacodynamics as well as exploratory efficacy endpoints.

Dosing of the first cohort of the Phase 2 MOONFISH study was completed in the second quarter of 2015. RG7800 was well tolerated and preliminary review of the blinded data in the first cohort indicates substantial increases in full length SMN2 mRNA.

Data from a 39-week non-clinical safety and toxicology study of RG7800 in cynomolgus monkeys have recently shown an eye finding at exposures above those explored in SMA patients and healthy volunteers. As a precautionary measure, the collaboration partners decided in April 2015 to suspend dosing of patients to evaluate this finding and confirm next steps for MOONFISH. Additional pre-clinical data from ongoing investigations are expected in the fourth quarter.  Pending that data, dosing could potentially resume in patients in the first quarter of 2016.

Cancer stem cell program

In April 2015, we initiated a Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors. PTC596 is a first-in-class, orally bioavailable and potent small molecule that targets tumor stem cell populations by reducing the function, activity and amount of a protein called BMI1. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma.

Antibacterial program

Our compound PTC672 is an orally bioavailable, new chemical entity with a novel mechanism of action distinct from that of all approved antibiotics. During the first half of 2015, we commenced IND-enabling preclinical safety studies for PTC672 to support the submission of an investigational new drug, or IND, application for the initiation of clinical assessment. These studies are ongoing. PTC672 is derived from a novel chemical scaffold and has the potential to address the significant need for new treatment options to combat infections caused by multi-drug resistant Gram-negative Neisseria gonorrhoeae. Because PTC672 acts selectively, inhibiting only Neisseria, beneficial bacteria are spared, which we believe may be a significant advantage over broadly acting antibiotics in treating gonorrheal infections.

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

As of June 30, 2015, we had an accumulated deficit of $498.8 million. We had a net loss of $76.3 million for the six months ended June 30, 2015 and a net loss of $39.2 million for the six months ended June 30, 2014.

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the U.S., and commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing ACT DMD and ACT CF trials as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia. We also expect to incur ongoing research and development expenses for our other product candidates, including the ongoing Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

The following table provides research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months June 30,
	2015	2014
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$17,465	$10,225
Antibacterial	2,499	1,941
Cancer stem cell	1,612	621
Spinal muscular atrophy	216	846
Next generation nonsense readthrough	2,028	1,601
Other research and preclinical	4,370	3,079
Total research and development	28,190	$18,313

	Six months June 30,
	2015	2014
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$30,309	$18,354
Antibacterial	4,051	4,193
Cancer stem cell	2,430	1,287
Spinal muscular atrophy	520	1,559
Next generation nonsense readthrough	3,016	3,067
Other research and preclinical	15,802	5,742
Total research and development	56,128	$34,202

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

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by the results of our Phase 3 ACT DMD trial in nmDMD. We expect to receive top-line data from ACT DMD in the fourth quarter of 2015.

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

Inventories and Cost of Product Revenues

In 2014, we were notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD, in ambulatory patients aged five years and older. This marketing authorization is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, in 2015 and implement measures, including pharmacovigilance plans, that are detailed in the risk management plan for Translarna that was submitted to EMA. We submitted a marketing authorization renewal request to the EMA in February 2015 and recently received EC approval of the annual renewal. We plan to seek to renew the approval on an annual basis until our obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. The conditional marketing authorization allows us to market Translarna in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis.

We do not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, we have not capitalized inventory and will not capitalize inventory until full approval has been obtained or until we can reasonably predict future product sales and demand generation. The Company’s cost of product sales consists principally of royalties that are less than $0.1 million and included as a component of research and development costs in the current year presentation.

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

During the six months ended June 30, 2015, we issued a total of 1,916,100 stock options to various employees. Of those, 524,900 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the six months ended June 30, 2015 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30,
	2015	2014
Risk-free interest rate	1.49%—2.01%	0.11%—2.03%
Expected volatility	67%—69%	89%-91%
Expected term	5.50—6.11 years	5.50—6.25 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six months ended June 30, 2015 was $33.23 per share.

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

The following table summarizes information on our restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	—
Vested	(361,919)	$10.60
Forfeited	(3,346)	$10.82
Unvested at June 30, 2015	353,135	$10.85

We recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development	$3,957	$2,209	$8,624	$4,153
General and administrative	4,371	2,069	9,452	3,830
Total	$8,328	$4,278	$18,076	$7,983

As of June 30, 2015, there was approximately $78.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, 2013 Long Term Incentive Plan and equity award plans made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.0 years.

Results of operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2015 and 2014.

	Three months ended June 30,		Change 2015 vs.
(in thousands)	2015	2014	2014
Net product revenue	$6,161	$—	$6,161
Collaboration and grant revenue	613	1,677	(1,064)
Research and development expense	28,190	18,313	9,877
Selling, general and administrative expense	17,210	8,733	8,477
Interest income	498	248	250

Net product revenues. Net product revenues were $6.2 million for the three months ended June 30, 2015. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution.  As of January 1, 2015, we recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $0.6 million for the three months ended June 30, 2015, a decrease of $1.1 million, or 63%, from $1.7 million for the three months ended June 30, 2014. The decrease primarily relates to lower collaboration revenue.

Research and development expense. Research and development expense was $28.2 million for the three months ended June 30, 2015, an increase of $9.9 million, or 54%, from $18.3 million for the three months ended June 30, 2014. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials and increased expenses in connection with our expanding clinical-stage pipeline, as well as from an increase in non-cash, share-based compensation expense of approximately $1.7 million.

Selling, general and administrative expense. Selling, general and administrative expense was $17.2 million for the three months ended June 30, 2015, an increase of $8.5 million, or 97%, from $8.7 million for the three months ended June 30, 2014. The increase resulted primarily from additional costs associated with commercial activities in support of the launch of Translarna across Europe and other regions and from an increase in non-cash, share-based compensation expense of approximately $2.3 million.

Interest income.  Interest income was $0.5 million for the three months ended June 30, 2015, an increase of $0.3 million, or 101%, from $0.2 million for the three months ended June 30, 2014.  The increase was due to additional amounts invested compared to the prior period.

Income Tax.  Income tax expense was $0.1 million for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014. The increase in income tax expense primarily relates to certain foreign income taxes.  We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the three months ended June 30, 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable impact of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2015 and 2014.

	Six months ended June 30,		Change 2015 vs.
(in thousands)	2015	2014	2014
Net product revenue	11,230	$—	$11,230
Collaboration and grant revenue	3,026	10,894	(7,868)
Research and development expense	56,128	34,202	21,926
Selling, general and administrative expense	34,825	16,273	18,552
Interest income	1,022	419	603

Net product revenues. Net product revenues were $11.2 million for the six months ended June 30, 2015, which includes $1.4 million of revenue attributable to product sales in 2014 which were deferred in 2014 when we recognized revenue on a cash basis. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution.  As of January 1, 2015, we recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $3.0 million for the six months ended June 30, 2015, a decrease of $7.9 million, or 72%, from $10.9 million for the six months ended June 30, 2014. The decrease was primarily due to recognition of a $7.5 million milestone in our spinal muscular atrophy collaboration with Roche in the first quarter of 2014, which was non-recurring, and lower collaboration revenue for the comparable period.

Research and development expense. Research and development expense was $56.1 million for the six months ended June 30, 2015, an increase of $21.9 million, or 64%, from $34.2 million for the six months ended June 30, 2014. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials, supply chain activities in support of the launch of Translarna and increased expenses in connection with our expanding clinical-stage pipeline and an increase in non-cash, share-based compensation expense of approximately $4.5 million.

Selling, general and administrative expense. Selling, general and administrative expense was $34.8 million for the six months ended June 30, 2015, an increase of $18.5 million, or 114%, from $16.3 million for the six months ended June 30, 2014. The increase resulted primarily from additional costs associated with commercial activities in support of the launch of Translarna across Europe and other regions and from an increase in non-cash, share-based compensation expense of approximately $5.6 million.

Interest income.  Interest income was $1.0 million for the six months ended June 30, 2015, an increase of $0.6 million, or 144%, from $0.4 million for the six months ended June 30, 2014.  The increase was due to additional amounts invested compared to the prior period.

Income Tax.  Income tax expense was $0.1 million for the six months ended June 30, 2015 and $0 for the six months ended June 30, 2014. The increase in income tax expense primarily relates to certain foreign income taxes.  We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the six months ended June 30, 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable impact of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. During 2015, we expect that our revenues will be primarily generated from sales of Translarna in counties in the EEA where we are able to obtain pricing and reimbursement approval at acceptable levels and in other territories where we are permitted to distribute Translarna under our early access programs, or EAP.

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

Cash flows

As of June 30, 2015, we had cash, cash equivalents and marketable securities of $255.2 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six months ended June 30,
(in thousands)	2015	2014
Cash provided by (used in):
Operating activities	$(66,244)	$(32,245)
Investing activities	37,303	(80,361)
Financing activities	8,072	118,364

Net cash used in operating activities was $66.2 million for the six months ended June 30, 2015 and $32.2 million for the six months ended June 30, 2014. The change in net cash used in operating activities primarily related to supporting clinical development and pre-commercial activities.

Net cash provided by investing activities was $37.3 million for the six months ended June 30, 2015 and net cash used in investing activities was $80.4 million for the six months ended June 30, 2014. Cash provided by investing activities was related to the sale & redemption of marketable securities for the six months ended June 30, 2015.  Cash used in investing activities was related to net purchases of investments for the six months ended June 30, 2014.

Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2015 and $118.4 million for the six months ended June 30, 2014. Net cash provided by financing activities was primarily attributable to the exercise of options for the six months ended June 30, 2015. Net cash provided by financing activities was primarily attributable to approximately $118.4 million in net proceeds from the February 2014 public offering for the six months ended June 30, 2014.

Funding requirements

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the United States, and commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing ACT DMD and ACT CF trials as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia. We also expect to incur ongoing research and development expenses for our other product candidates, including the ongoing Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD and our currently anticipated submission of a marketing authorization variation with the EMA to seek to include Translarna for the treatment of nmCF in the second half of 2015. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

If we are unable to raise additional funds through equity or debt financings when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations

During the period ending June 30, 2015, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ending June 30, 2015, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur significant expenses in connection with the continued expansion of our global operations and execution of our commercial strategy for Translarna™ (ataluren) in the European Economic Area and other territories, our efforts to obtain broader and additional regulatory approvals for Translarna, and the development of our product pipeline. We expect to continue to incur operating losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of June 30, 2015, we had an accumulated deficit of $498.8 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

We are a growing commercial-stage biopharmaceutical company, but prior to 2014 we devoted substantially all of our efforts on research and development, including clinical trials. In August 2014, the European Commission granted marketing authorization for Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing authorization is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from the trial, during 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 71 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

The marketing authorization described above allows us to market Translarna in the 31 member states of the European Economic Area, or EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA throughout 2015 and beyond, subject to completion of pricing and reimbursement negotiations. Concurrently, in preparation for a potential U.S. launch in the first half of 2016, we have begun building out our commercial team and infrastructure in the United States. We anticipate that our expenses will increase substantially in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses.

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

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•                                          successfully completing confirmatory Phase 3 clinical trials of Translarna for the treatment of either or both of nmDMD and nmCF;

•                                          successfully initiating clinical studies of Translarna for the treatment of additional indications, including nmMPS I and nonsense mutation aniridia, and successfully advancing our other programs and collaborations, including our cancer stem cell, antibacterial and SMA programs;

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

•                                          negotiating and securing adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries in which we have and may obtain regulatory approval;

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

We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 clinical trials of Translarna for the treatment of nmDMD and nmCF, continue to pursue our Phase 2 proof-of-concept studies of Translarna in nmMPS and aniridia caused by nonsense mutation, and our Phase 1 clinical study under our cancer stem cell program and IND-enabling studies under our antibacterial program. Furthermore, since the closing of our initial public offering in June 2013, we have incurred additional costs associated with operating as a public company.

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

In the third quarter of 2014 we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries, and we commenced our commercial launch of Translarna in Germany in December 2014. Prior to such time, our operations were limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, and preparing for the commercial launch of Translarna for nmDMD in Europe. We are in the process of transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in such a transition. Other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual EMA reassessment until we fulfill certain obligations, we have not proven our ability to successfully obtain marketing approvals to sell our product or product candidates. In addition, we have not yet demonstrated our ability to complete development of product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for a successful full scale product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

Risks Related to the Development and Commercialization of our Product and our Product Candidates

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

We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF. Additionally, we are pursuing proof of concept studies for Translarna in additional indications, nmMPS I and nonsense mutation aniridia. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna. In August 2014, Translarna was granted marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged 5 years and older, which is subject to annual EMA reassessment and is further conditioned on our ability to complete ACT DMD and submit the final report in 2015. Translarna is still under investigation for the treatment of nmDMD in the United States and has not been approved by the FDA. If we do not successfully commercialize Translarna in the EEA or receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.

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

•                                          our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms;

•                                          whether and when we obtain marketing approval of Translarna in additional territories and for additional or expanded indications;

•                                          successful negotiation of adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries which require such negotiation and in which we obtain regulatory approval;

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

In addition, the marketing authorization granted by the European Commission is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annul EMA reassessment, and is further conditioned on our ability to complete ACT DMD and submit the final report, which must include additional efficacy and safety data from the trial in 2015, and implement measures, including pharmacovigilance plans, that are detailed in the risk management plan. We submitted a marketing authorization renewal request to the EMA in February 2015 and recently received EC approval of the annual renewal. We plan to seek to renew the marketing authorization on an annual basis until we have satisfied the conditions of the marketing authorization and a full marketing authorization is granted. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials, any of which would negatively impact our anticipated revenue from Translarna and materially harm our business. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 71 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

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

Further, the marketing authorization granted by the European Commission is subject to an annual reassessment by the EMA and is further conditioned on our ability to complete ACT DMD and submit the final report, including additional efficacy and safety data from ACT DMD, during 2015. If the results of ACT DMD are not favorable, if we fail to satisfy the conditions of the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 71 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. We also sell Translarna under reimbursed early access programs in a limited number of countries and there is no assurance that such sales will continue to be permitted in any particular country. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and could materially harm our business.

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

For example, we and our collaboration partners recently became aware of data from a 39-week non-clinical safety and toxicology study of RG7800 in cynomolgus monkeys, which showed an eye finding at exposures above those explored in SMA patients and healthy volunteers. As a precautionary measure, the collaboration partners decided in April 2015 to suspend dosing of additional patients to evaluate this finding and confirm next steps for the Phase 2 MOONFISH study. As a result, we and our collaboration partners may need to perform additional studies, may require consent of regulatory authorities, the re-initiation of the Phase 2 clinical study may be delayed or not allowed, or the trial’s scope may be narrowed.

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

Because we are developing our product and our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable.

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

We are faced with similar challenges in connection with the design of our Phase 2 proof-of-concept studies of Translarna in nmMPS I and aniridia caused by nonsense mutation because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders. For example, with respect to nmMPS I, while clinical trials of enzyme replacement therapies conducted by third party sponsors have provided some insight into the disorder, enzyme replacement therapies do not sufficiently address the central nervous system, skeletal or cardiac symptoms associated with the disorder. In addition, our own pre-clinical and early stage clinical trials targeting nmMPS I have been limited in duration and, as a result, it is substantially uncertain whether our clinical design will optimize the duration or level of dosing or that we will be able to demonstrate a statistically significant biochemical or clinical effect in the primary or secondary pre-specified endpoints selected for the study.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 ACT CF clinical trial of Translarna or our Phase 2 proof-of-concept study of Translarna in nmMPS I or aniridia caused by nonsense mutation, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. For example, nmCF, nmMPS I and aniridia caused by nonsense mutation are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in our confirmatory Phase 3 clinical trial of Translarna in nmCF or our Phase 2 proof-of-concept studies of Translarna in nmMPS I and aniridia caused by nonsense mutation or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we intend to submit a variation to our marketing authorization for Translarna in the EEA in the second half of 2015 to seek approval for the treatment of nmCF. Although we plan to submit the variation with the clinical results achieved in our prior Phase 3 clinical trial in nmCF, we believe that the CHMP will consider the status of ACT CF enrollment an important factor. As a result, enrollment delays in ACT CF could also delay the timeline for our planned submission with the EMA. In addition, we expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization would continue to be subject to annual review and renewal by the EMA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 71 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. As a result, ACT CF enrollment delays could have a negative impact on our ability to obtain and maintain any marketing authorization for nmCF that may be granted in the future, if any.

If serious adverse or inappropriate side effects are identified during the development of Translarna or any other product candidate, we may need to abandon or limit our development of that product or product candidate.

Our product and our product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If our product or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

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

Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD, Translarna and any of our other product candidates that may receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product or product candidates, if approved for commercial sale, will depend on a number of factors, including:

•                                          the efficacy and potential advantages compared to alternative treatments;

•                                          the prevalence and severity of any side effects;

•                                          the ability to offer our product or product candidates for sale at competitive prices;

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

Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Translarna for the treatment of nmDMD or any of our other product candidates that receive marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product or product candidates, we may not be successful in our continuing efforts to commercialize Translarna or commercializing any other product candidate if and when they are approved.

We have limited experience in the sale and marketing of pharmaceutical products, and we may be unable to successfully execute our commercial strategy in the EEA or, if approved, in the United States or other territories. Our commercial strategy for Translarna involves the development of a commercial infrastructure that spans multiple jurisdictions. In preparation for a potential U.S. launch in the first half of 2016, we are evaluating our commercial strategy and have begun building out our commercial team and infrastructure in the United States Our ability to successfully commercialize Translarna for the treatment of nmDMD in the EEA and other territories, including the United States, if approved, is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. International operations are subject to inherent risks. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous jurisdictions, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, and unexpected changes in international regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize Translarna in those jurisdictions in which it is or may be approved will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

We have evaluated markets outside of the EEA to determine in which geographies we might, if approved, choose to commercialize Translarna ourselves and in which geographies we might choose to collaborate with third parties. We intend to continue to promote Translarna for the treatment of nmDMD in permitted territories using both internal and external resources. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training an internal commercial team is expensive and time consuming and could delay our commercialization efforts for Translarna for the treatment of nmDMD or any other product launch. If the commercial launch of Translarna or any other product candidate for which we recruit a commercial team and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition such personnel.

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

We expect that during 2015 all of our sales of Translarna for the treatment of nmDMD will occur in territories outside of the United States, which subjects us to additional business risks that could adversely affect our revenue and results of operations.

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

•                                          diminished protection of intellectual property in some countries outside of the United States;

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

There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of Duchenne muscular dystrophy. Other currently available treatments for Duchenne muscular dystrophy are only palliative. However, there are other biopharmaceutical companies, including Santhera Pharmaceuticals, BioMarin Pharmaceutical Inc. (following its acquisition of Prosensa in early 2015) and Sarepta Therapeutics that are developing treatments for Duchenne muscular dystrophy. Summit Corporation also has a product candidate in early clinical development designed to increase the production of the protein utrophin, which is functionally similar to dystrophin, to treat Duchenne muscular dystrophy.

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

Our ability to commercialize Translarna or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Translarna or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for Translarna may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, in the European Union, for medicines authorized by the centralized authorization procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

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

We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed early access programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we continue commercializing Translarna or as and when we begin commercializing any other product candidate that receives marketing approval. The cost of insurance coverage is highly variable, based on a wide range of factors, and is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We also maintain liability insurance for some of these risks, but our liability policy excludes pollution and has an aggregate coverage limit of $11.0 million.

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

Risks Related to our Dependence on Third Parties

We contract with third parties for the manufacture and distribution of our product and our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.

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

We currently have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for clinical programs and limited commercial and EAP programs. In the first half of 2015, we engaged a third party logistics, or 3PL, provider in the European Union, which has commenced distribution of Translarna for the majority of our commercial and EAP programs on our behalf.

We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our antibacterial and oncology programs through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in late 2015. We engage a separate manufacturer to provide fill and finish services for our finished commercial and clinical product and are in the process of completing arrangements with two additional providers to provide these services, initially for our clinical product, in late 2015, with commercial product services expected to commence for at least one provider in 2016. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates.

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

Our product and our product candidates and any other products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and ability to successfully perform the functions assigned to them in these arrangements. In particular, the successful development of a product candidate from our spinal muscular atrophy program will initially depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche continues clinical development of the current clinical candidate or pursues clinical development of any other compounds identified under the collaborations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and in certain foreign jurisdictions related to our novel technologies, product and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Moreover, we may be subject to a third party submission of prior art to a patent office or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product or current or future product candidates.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. For example, we have not conducted a recent freedom-to-operate search or analysis for Translarna™ (brand name of ataluren). Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing Translarna. Thus, we do not know with certainty whether Translarna, any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, or in order to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product or our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

To protect our rights in any trademark we intend to use for our product or our product candidates, including Translarna, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for registration in the United States as well as any other country where we intend to commercialize product under a registered trademark. Failure to obtain the appropriate registrations may place our use of the trademark at risk or make it subject to legal challenges, which could force us to choose an alternative name for our product candidates. In addition, the FDA, and other regulatory authorities outside the United States, typically conduct a separate review of proposed product names for pharmaceuticals, including an evaluation of potential for confusion with other product names or medication or prescribing errors. These regulatory authorities may also object to any product name we submit if they believe the name inappropriately implies medical claims. If the FDA or other competent regulatory authority outside the United States objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, either because of our inability to obtain a trademark registration or approval or related legal challenges or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications for such product or product candidate, and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or applicable other regulatory authority, which could cause delays in getting our products to market and substantially increase our costs. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.

Risks Related to Regulatory Approval of our Product and our Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to continue to commercialize Translarna for nmDMD or other indications or commercialize our other product candidates, and our ability to generate revenue will be materially impaired.

Translarna and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

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

For example, our ability to obtain and maintain marketing authorizations granted on a conditional basis in the European Economic Area is limited to specific circumstances and subject to several conditions and obligations. Conditional marketing authorizations based on incomplete clinical data, including our marketing authorization for Translarna for the treatment of nmDMD, may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the EMA determines that the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Marketing authorizations subject to conditions are only valid for one year, and must be renewed annually by the EMA after an assessment of the risk-benefit balance and need for additional or modified conditions.

In addition, marketing approvals in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

We may not be able to obtain orphan drug exclusivity for our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our product candidates, or can be classified as a similar medicinal product within the meaning of EU law, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, nmCF, and nmMPS I. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is ten years in the European Union and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.  However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a “reference product”, may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product.

In the European Union, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as Translarna, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for Translarna for these indications, both in the European Union and in the United States, may be important to the product candidate’s success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as Translarna before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity for Translarna for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as Translarna if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. The same considerations would apply to any of our orphan product candidates.

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

All pharmaceutical products for which marketing authorization has been granted, including Translarna for the treatment of nmDMD, are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

•                                          the imposition of civil or criminal penalties; or

•                                          debarment.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. For example, since December 2014, Translarna for the treatment of nmDMD has been commercially available in Germany, but we are still in the process of finalizing our pricing negotiations with relevant German authorities. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in any country, and there is no assurance that we will receive such approval or, if we do, that the price, level of reimbursement and other terms will be acceptable to us. In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed early access programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority.

Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, during the fourth quarter of 2014, the publicly funded health care system in the UK determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna, and in July 2015 determined that final funding decisions on Translarna for nmDMD will be made after the conclusion of a specialized appraisal process. We expect draft guidance regarding Translarna reimbursement in the UK to be issued by the health care system during the fourth quarter of 2015, with final guidance to follow in the first quarter of 2016.

Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries.

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

•                                          The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the United States. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

•                                          HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•                                          Laws and regulations regulating off-label promotion. Off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at European Union level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription- only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals. Under the Federal Food, Drug and Cosmetic Act and other laws, if any of our product candidates are approved, we would be prohibited from promoting our products for off-label uses. This means, for example, that we would not be able to make claims about the use of our marketed products outside of their approved indications, and we would not be able to proactively discuss or provide information on off-label uses of such products, with very specific and limited exceptions. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constituted the promotion of off-label use, the FDA could bring action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

•                                          Statutory requirements to disclose publicly payments made to physicians, including in certain EU member states and the United States. For example, under federal Physician Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. A number of states have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians and other covered recipients.

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

In addition, interactions between pharmaceutical companies and physicians are also governed by industry self-regulation codes of conduct and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states, as well as codes of conduct issued by self-regulatory industry bodies. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.

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

There have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although the U.S. Supreme Court in King v. Burwell upheld the use of subsidies to individuals in federally facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Affordable Care Act, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our results of operations. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

In connection with our commercialization plans and business strategy, including our commercial launch of Translarna for the treatment of nmDMD, we have experienced and plan to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Because the market value of our common stock that is held by non-affiliates exceeded $700 million as of June 30, 2015, we will cease to be an emerging growth company as of December 31, 2015.

As an emerging growth company, we are permitted and have relied upon exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include: not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Until we no longer qualify as an emerging growth company, we may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are currently incurring and expect to continue to incur increased costs as a result of operating as a public company, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and our management is and will continue to be required to devote substantial time to compliance initiatives.  In addition, the failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will continue to make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting. As an emerging growth company, we have not been required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we expect that we will be required to file such an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with respect to the year ending December 31, 2015. To achieve compliance with Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have continued to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. A significant number of our shares are currently “restricted” securities as a result of securities laws, but are able to be sold, subject to any applicable volume limitations under federal laws with respect to affiliate sales. Moreover, certain holders of an aggregate of 764,036 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have issued a significant number of restricted stock awards and shares that are subject to outstanding options under our equity compensation plans or as inducement grants to new hire employees pursuant to Nasdaq rules. The shares underlying these awards are or, with respect to certain option grants, will be registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock or the sale of restricted stock upon vesting could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

As of June 30, 2015, we have used all of the net offering proceeds from our initial public offering primarily to fund the clinical development of Translarna for the treatment of nmDMD, nmCF and nmMPS I, to seek marketing approval in the European Union, the United States and other territories for Translarna for nmDMD, for commercial efforts for Translarna, to fund research and development of Translarna for additional indications and for our earlier stage programs, and for working capital and other general corporate purposes.

Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended June 30, 2015, we issued options to purchase an aggregate of 431,550 shares of common stock to certain new hire employees at a weighted-average exercise price of $61.73 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: July 31, 2015	By:	/s/ Shane Kovacs
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