Form 10-Q
period 2015-09-30
PTC THERAPEUTICS, INC.
filed 2015-11-09
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015 there were 34,271,694 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  the timing of PTC’s planned regulatory filings with respect to the results of our Phase 3 confirmatory trial in nonsense mutation Duchenne muscular dystrophy, or nmDMD, including the completion of our new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, our submission of the clinical trials results with the European Medicines Agency, or EMA, and other filings with regulatory bodies outside of the United States and European Economic Area, or EEA;

•                  the timing and conduct of our clinical trials and studies of Translarna™ (ataluren) for the treatment of cystic fibrosis, mucopolysaccharidosis type I, or MPS I, and aniridia, caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•                  the rate and degree of market acceptance and clinical utility of Translarna;

•                  our ability to commercialize Translarna in general, and specifically as a treatment for nmDMD, including the timing of such commercialization and our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the European Economic Area;

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

•                  our ability to maintain the marketing authorization of Translarna for the treatment of nmDMD in the EEA, which is conditioned upon, among other things, submission of the final report, including additional efficacy and safety data from our Phase 3 confirmatory trial in nmDMD during 2015 and which is subject to annual review and renewal by the EMA following its reassessment of the risk benefit balance of the authorization;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$140,712	$49,748
Marketable securities	230,809	265,493
Prepaid expenses and other current assets	4,627	3,885
Receivables, net	8,016	4,445
Total current assets	384,164	323,571
Fixed assets, net	8,799	9,159
Deposits and other assets	3,137	489
Total assets	$396,100	$333,219
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,695	$29,121
Deferred revenue	—	3,354
Total current liabilities	31,695	32,475
Long-term debt	93,198	—
Other long-term liabilities	2,056	2,277
Total liabilities	126,949	34,752

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 33,915,059 shares at September 30, 2015. Authorized 125,000,000 shares; issued and outstanding 32,898,392 shares at December 31, 2014	34	33
Additional paid-in capital	812,294	721,722
Accumulated other comprehensive loss	(1,127)	(737)
Accumulated deficit	(542,050)	(422,551)
Total stockholders’ equity	269,151	298,467
Total liabilities and stockholders’ equity	$396,100	$333,219

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Net product revenue	$9,772	$81	$21,002	$81
Collaboration revenue	2	716	547	11,280
Grant revenue	2	897	2,483	1,226
Total revenues	9,776	1,694	24,032	12,587
Operating expenses:
Research and development	30,640	18,765	86,768	52,967
Selling, general and administrative	21,368	10,530	56,193	26,803
Total operating expenses	52,008	29,295	142,961	79,770
Loss from operations	(42,232)	(27,601)	(118,929)	(67,183)
Interest (expense)/income, net	(852)	354	170	774
Other expense, net	(51)	(35)	(507)	(75)
Loss before income tax expense	(43,135)	(27,282)	(119,266)	(66,484)
Income tax expense	(88)	—	(233)	—
Net loss	$(43,223)	$(27,282)	$(119,499)	$(66,484)

Weighted-average shares outstanding:
Basic and diluted (in shares)	33,908,853	29,351,693	33,528,833	28,441,827
Net loss per share—basic and diluted (in dollars per share)	$(1.27)	$(0.93)	$(3.56)	$(2.34)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(43,223)	$(27,282)	$(119,499)	$(66,484)
Other comprehensive loss:
Unrealized loss on marketable securities	(483)	(159)	(582)	(139)
Foreign currency translation (loss)/ gain	(149)	—	192	—
Comprehensive loss	$(43,855)	$(27,441)	$(119,889)	$(66,623)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of cash flows (unaudited)

In thousands

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(119,499)	$(66,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,079	1,693
Change in valuation of warrant liability	(152)	78
Non-cash interest expense	736	—
Amortization of debt issuance costs	37	—
Amortization of premiums on investments	1,319	1,225
Share-based compensation expense	26,130	12,605
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(748)	(1,232)
Receivables	(3,582)	(338)
Deposits and other assets	183	(937)
Accounts payable and accrued expenses	2,871	4,286
Other long-term liabilities	(69)	(68)
Deferred revenue	(3,310)	(109)
Net cash used in operating activities	(94,005)	(49,281)
Cash flows from investing activities
Purchases of fixed assets	(1,764)	(1,156)
Purchases of marketable securities	(134,299)	(132,602)
Sales & redemptions of marketable securities	167,082	101,775
Net cash provided by/(used in) investing activities	31,019	(31,983)
Cash flows from financing activities
Payments on long-term debt	—	(49)
Proceeds from exercise of options	8,689	389
Net proceeds from public offerings	—	118,383
Debt issuance costs related to convertible notes	(4,650)	—
Proceeds from issuance of convertible notes	150,000	—
Net cash provided by financing activities	154,039	118,723
Effect of exchange rate changes on cash	(89)	—
Net increase in cash and cash equivalents	90,964	37,459
Cash and cash equivalents, beginning of period	49,748	15,414
Cash and cash equivalents, end of period	$140,712	$52,873
Supplemental disclosure of cash information
Cash paid for interest	$—	$1
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized loss on marketable securities	$(582)	$(139)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

The Company’s lead product, Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age five years and over in the 31 member states of the European Economic Area, or EEA. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA, following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company’s submission of the final report, including additional safety and efficacy data, from its global, confirmatory Phase 3 clinical trial in nmDMD, which it refers to as ACT DMD, during 2015. See “Risk Factors - Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk-benefit balance.

In October 2015, the Company announced results from ACT DMD, including that the trial did not meet the primary efficacy endpoint of change from baseline at week 48 in distance walked in the 6-minute walk test, or 6MWT, which we also refer to as six-minute walk distance, or 6MWD, in the overall intent-to-treat, or ITT, study population, as it showed a 15 meter benefit (p=0.213) in favor of Translarna compared to placebo, which was not statistically significant. Analyses of data from pre-specified subgroups, including patients with baseline 6MWD of 300 - 400 meters, was also conducted. A pre-specified meta-analysis was also performed of combined data from the ACT DMD and ambulatory decline phase patients from the Company’s randomized, double-blind, placebo controlled, Phase 2b clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD, or the Phase 2b trial. For further discussion of ACT DMD, see “Recent Developments” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See “Risk Factors - Risks Related to the Development and Commercialization of our Product and Product Candidates” on page 40 for further detail regarding how ACT DMD results could impact our ability to commercialize Translarna.

The Company launched Translarna on a commercial basis in Germany in December 2014 and in Austria, Denmark, Norway, and Sweden in 2015. The Company expects to expand its launch activities across the EEA in the fourth quarter of 2015 and in future years, subject to successful completion of pricing and reimbursement negotiations. The market access process, including pricing and reimbursement negotiations, varies from country to country and can take over 18 months in certain circumstances. Concurrently, the Company has been making Translarna available under reimbursed early access programs in selected countries where those mechanisms exist, both within Europe and in those countries outside of Europe that will reference the marketing authorization described above.

During 2015, the Company’s revenues have been and are expected to be primarily generated from sales of Translarna in counties in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where permitted to distribute Translarna under early access programs, or EAPs. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of September 30, 2015, the Company had an accumulated deficit of approximately $542.1 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9),  public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

2.             Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2015 (2014 Form 10-K).

Basis of Presentation

The accompanying financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2014 and notes thereto included in the 2014 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period or for any other future year.

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

Inventories and cost of product revenue

On August 4, 2014, the Company was notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization allows the Company to market Translarna in the EEA. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Medicines Agency, or EMA following its reassessment of the risk-benefit balance of the authorization and is further conditioned on the Company’s submission of the final report, including additional efficacy and safety data, from ACT DMD during 2015.  In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna. If we fail to satisfy renewal requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. The Company does not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, the Company has not capitalized inventory and will not capitalize inventory until the completion of ACT DMD and satisfaction of the EMA conditions or until the Company can reasonably predict future product sales. The costs incurred related to the manufacturing of Translarna have been recorded as research and development expense in the consolidated statements of operations. The Company’s cost of product sales includes royalties and other miscellaneous selling costs, which were not material and therefore were included as a component of research and development costs in the current period presentation. The time period over which this inventory is consumed will depend on a number of factors, including the amount of future Translarna sales, and the ability to utilize inventory prior to its expiration date.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the Financial Accounting Standards Board voted to delay the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on its financial statements and accompanying notes.

In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs”. Public companies will have to apply the amendments for reporting periods that begin after December 15, 2015. This amendment requires adoption by revising the balance sheets for periods prior to the effective date. The Company is currently evaluating the impact of this ASU and does not believe the adoption of this ASU will have a material impact on its financial statements and accompanying notes.

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

The following represents the fair value using the hierarchy described in this Note 3 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$230,809	$—	$230,809	$—
Warrant liability	36	—	—	36

	December 31, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$265,493	$—	$265,493	$—
Warrant Liability	188	—	—	188

The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$198,102	$52	$(987)	$197,167
Government obligations	33,675	17	(50)	33,642
	$231,777	$69	$(1,037)	$230,809

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$230,379	$80	$(428)	$230,031
Government obligations	35,501	7	(46)	35,462
	$265,880	$87	$(474)	$265,493

At September 30, 2015 and December 31, 2014, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value.

Marketable securities on the balance sheet at September 30, 2015 and December 31, 2014 mature as follows:

	September 30, 2015
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$144,846	$52,321
Government obligations	19,274	14,368
Total Marketable securities	$164,120	$66,689

	December 31, 2014
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$157,758	$72,273
Government obligations	6,003	29,459
Total Marketable securities	$163,761	$101,732

Level 3 valuation

The warrant liability is classified in Other long-term liabilities on the Company’s consolidated balance sheet. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other expense, net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended September 30, 2015:

Level 3 assets
Beginning balance as of December 31, 2014	$188
Change in fair value of warrant liability	(152)
Ending balance as of September 30, 2015	$36

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2015 include (i) volatility (62%—70%), (ii) risk free interest rate (0.49%—1.15%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($26.70), and (v) expected life (1.71—3.98 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2014 include (i) volatility (68%-70%), (ii) risk free interest rate (0.89%—1.65%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($51.77), and (v) expected life (2.50—4.70 years). See Note 6 for a description of the warrants issued in connection with the convertible notes.

4.             Other comprehensive loss and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and nine months ended September 30, 2015:

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at June 30, 2015	$(486)	$(9)	$(495)
Other comprehensive loss before reclassifications	(483)	(149)	(632)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(483)	(149)	(632)
Balance at September 30, 2015	$(969)	$(158)	$(1,127)

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$(387)	$(350)	$(737)
Other comprehensive income/(loss) before reclassifications	(582)	192	(390)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income/(loss)	(582)	192	(390)
Balance at September 30, 2015	$(969)	$(158)	$(1,127)

5.             Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Employee compensation, benefits, and related accruals	$7,744	$9,312
Consulting and contracted research	9,089	9,349
Professional fees	2,975	3,334
Accounts payable	8,715	4,128
Other	3,172	2,998
	$31,695	$29,121

6.             Warrants

All of the Company’s outstanding warrants were classified as liabilities as of September 30, 2015 and December 31, 2014 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of September 30, 2015 and December 31, 2014:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019 and 2020
Common stock	130	$2,520.00	2019

7.             Net loss per share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Numerator
Net loss	$(43,223)		$(27,282)		$(119,499)		$(66,484)
Denominator
Denominator for basic and diluted net loss per share	33,908,853		29,351,693		33,528,833		28,441,827
Net loss per share:
Basic and diluted	$(1.27	)*	$(0.93	)*	$(3.56	)*	$(2.34	)*

*In the three and nine months ended September 30, 2015 and 2014, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2015	2014
Stock Options	4,788,264	3,443,778
Unvested restricted stock	353,135	729,320
Total	5,141,399	4,173,098

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022 (the Convertible Notes) (see Note 9, Convertible Senior Notes). The conversion rate for the Convertible Notes was initially, and remains 17.7487 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of the Company’s common stock. For the three and nine months ended September 30, 2015, there was no dilutive effect of the Convertible Notes as the stock price did not exceed the conversion price and the Company reported a loss.

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 238,427 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors.

From January 1, 2015 through September 30, 2015, the Company issued a total of 2,086,300 stock options to various employees.  Of those, 691,100 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2014	3,432,972	$25.00
Granted	2,086,300	$52.04
Exercised	(654,748)	$13.27
Forfeited	(74,366)	$42.46
Expired	(1,894)	$285.48
Outstanding at September 30, 2015	4,788,264	$37.64	8.58 years	$20,137
Vested or Expected to vest at September 30, 2015	4,497,155	$37.00	8.56 years	$19,018
Exercisable at September 30, 2015	1,132,683	$32.21	7.89 years	$10,312

The fair value of grants made in the nine months ended September 30, 2015 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2015
Risk-free interest rate	1.49% — 2.01%
Expected volatility	67%-69%
Expected term	5.50 — 6.11 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2015 was $32.32 per share.

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

The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	$—
Vested	(361,919)	$10.60
Forfeited	(3,346)	$10.82
Unvested at September 30, 2015	353,135	$10.85

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$3,828	$2,363	$12,452	$6,517
General and administrative	4,226	2,258	13,678	6,088
Total	$8,054	$4,621	$26,130	$12,605

As of September 30, 2015, there was approximately $75.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.9 years.

9. Convertible Senior Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022. The Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

The Convertible Notes are governed by an indenture (the Convertible Notes Indenture) with U.S Bank National Association as trustee (the Convertible Notes Trustee).

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:

•                  during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•                  during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•                  during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•                  upon the occurrence of specified corporate events.

On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of Convertible Notes being converted.

The conversion rate for the Convertible Notes was initially, and remains, 17.7487 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of the Company’s common stock.

The Company may not redeem the Convertible Notes prior to August 20, 2018. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2018 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible

Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically.

If the Company undergoes a “fundamental change” (as defined in the Indenture governing the Convertible Notes Indenture), subject to certain conditions, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes Indenture contains customary events of default with respect to the Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the Convertible Notes when due and payable) occurring and continuing, the Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders (subject to the provisions of the Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

The Company accounts for the Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the Convertible Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Convertible Notes, the Company allocated the total costs incurred to the liability and equity components of the Convertible Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the Convertible Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $22.3 million in connection with the Notes.

The Convertible Notes consist of the following:

Liability component	September 30, 2015	December 31, 2014
	(in thousands)
Principal	$150,000	$—
Less: Debt discount, net(1)	(56,802)	—
Net carrying amount	$93,198	$—

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $93.2 million as of September 30, 2015. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Convertible Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of September 30, 2015, the remaining contractual life of the Convertible Notes is approximately 6.9 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Contractual interest expense	$584	$—
Amortization of debt issuance costs	37	—
Amortization of debt discount	736	—
Total	$1,357	$—
Effective interest rate of the liability component	11.0%	—

10.  Subsequent events

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

Our Company

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

Recent Developments — Results of ACT DMD

In October 2015, we announced results from ACT DMD, also referred to as Study 020, our Phase 3, double-blind, placebo-controlled, 48-week clinical trial to evaluate the safety and efficacy of Translarna in patients with Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD. ACT DMD involved 228 patients at 53 sites across 18 countries.

In the overall intent-to-treat, or ITT, study population,  the primary endpoint of change from baseline at week 48 in the 6-minute walk test or 6MWT, which we also refer to as 6-minute walk distance, or 6MWD, showed a 15 meter benefit in favor of Translarna, which did not meet statistical significance.

However, we believe that the results of ACT DMD and the totality of clinical data across  our two large, randomized, placebo-controlled trials (ACT DMD and our prior Phase 2b study, Study 007), provide substantial evidence of the effectiveness of Translarna and demonstrate a clinically meaningful benefit of Translarna for the treatment of nmDMD.

Importantly, a benefit of 47 meters was observed in the pre-specified patient population with baseline 6MWD of 300 to 400 meters, which is in line with our prior experience in the Phase 2b trial and is consistent with the evolving understanding of the natural history of the 6MWT in DMD patients. Translarna also showed a benefit over placebo in the 300 to 400 meter baseline 6MWD population across key secondary and tertiary endpoints, including timed function tests (10 meter run/walk, four stair climb, four stair descend) and the North Star Ambulatory Assessment test. In addition, a pre-specified meta-analysis of combined data from ACT DMD and Phase 2b ambulatory decline phase patients, involving a total of 291 patients, demonstrated a statistically significant benefit in favor of Translarna in the primary endpoint of 22 meters and in key secondary endpoints.  The Phase 2b ambulatory decline phase patients includes the patients from our randomized, double-blind, placebo controlled, Phase 2b clinical trial in patients with nmDMD who would have met the enrollment criteria of ACT DMD.  A meta-analysis of combined data from ACT DMD and all Phase 2b patients with baseline 6MWD of 300 to 400 meters demonstrated a 45 meter benefit in the primary endpoint as well as clinically meaningful benefits across key secondary endpoints. This meta-analysis of patients with baseline 6MWD of 300 to 400 meters was not pre-specified and is defined as post-hoc.

A summary of the safety and efficacy results from ACT DMD, including the ITT and pre-specified populations as well as the pre-specified meta-analysis of our combined ACT DMD and Phase 2b ambulatory decline phase patients is outlined below.

Safety. The results of ACT DMD confirmed the favorable safety profile of Translarna seen in the Phase 2b trial. The most common adverse events were headache, nausea and vomiting.  Grade 3 adverse events were infrequent and balanced between the arms.  There were no treatment-related serious adverse events.  Two patients discontinued due to adverse events, including one in the Translarna arm (constipation) and one in the placebo arm (loss of ambulation).

Intent to Treat (ITT) Population. The primary efficacy endpoint in ACT DMD was change in 6MWD from baseline to week 48. In the ITT population, a 15 meter benefit (p=0.213) was observed in the primary endpoint which did not meet statistical significance.

Secondary endpoints in the trial included the proportion of patients with at least 10% worsening in 6MWD at week 48 of the trial compared to baseline, or 10% 6MWD worsening, and change in timed function tests of time to run/walk 10 meters, climb four stairs and descend four stairs.  The hazard ratio for Translarna versus placebo was 0.75 (p=0.160) for 10% 6MWD worsening. Benefits trended in favor of Translarna over placebo in the timed function tests in the ITT population, including observed results in time to run/walk 10 meters (1.2 seconds; p=0.117), time to climb four stairs (1.8 seconds; p=0.058), and time to descend four stairs (1.8 seconds; p=0.012).

Additional endpoints included the North Star Ambulatory Assessment test, or NSAA test, a functional scale designed for boys affected by DMD, and the Pediatric Outcomes Data Collection Instrument, or PODCI, a validated tool for measuring quality of life in pediatric patients with orthopedic conditions. These additional endpoints favored Translarna in the ITT population but did not meet statistical significance.

Pre-Specified Analyses. The statistical analysis plan submitted to the FDA for ACT DMD set forth pre-specified analyses of efficacy to be conducted, including subgroups of patients with baseline 6MWD less than 350 meters and patients with baseline 6MWD of greater than or equal to 300 and less than 400 meters, which we refer to as our key subgroups.

The pre-specification of our key subgroups was scientifically justified based upon knowledge of the biology of the disease and the evolving understanding of the natural history of the six minute walk test in DMD patients.  We considered the pre-specified less than 350 meter baseline 6MWD population as a key subgroup based on the knowledge that 350 meters represents a transition point for patients towards a more rapid decline in walking ability as supported by analysis from our Phase 2b study.  Furthermore, we considered the pre-specified 300 to 400 meter baseline 6MWD population as a key subgroup based on an increasing understanding of the sensitivity limitations of the six minute walk test as an endpoint in 48-week studies.  Natural history data suggests that the 6MWT may not be the optimal tool to demonstrate efficacy in patients with either a baseline 6MWD of less than 300 meters, as these patients have significant muscle loss as monitored by magnetic resonance spectroscopy and are at high risk for losing ambulation regardless of treatment, or in high walking patients, such as those with a baseline 6MWD at or greater than 400 meters, as these patients are likely to remain stable over a 48 week testing period.

By defining these key subgroups, we thereby also defined corresponding complement subgroups of patients with baseline 6MWD greater than or equal to 350 meters, greater than or equal to 400 meters, and less than 300 meters. We also pre-specified a meta-analysis of the combined results from ACT DMD and the Phase 2b ambulatory decline phase patients.

Pre-specified sub-group analysis. We saw strong evidence of clinical benefit in the pre-specified subgroup of patients with baseline 6MWD between 300 and 400 meters. Specifically, we observed a benefit in Translarna-treated patients of 47 meters (nominal p=0.007) in the 6MWT in this subgroup. This benefit was consistent with an observed benefit of 49 meters (nominal p=0.026) in our Phase 2b clinical trial in the 300 to 400 meters baseline 6MWD population.  We also saw clinically meaningful benefit for Translarna over placebo in each of the timed function tests, including observed results in time to run/walk 10 meters (2.1 seconds; nominal p=0.066), time to climb four stairs (3.6 seconds; nominal p=0.003), and time to descend four stairs (4.3 seconds; nominal p<0.001).  The hazard ratio for Translarna versus placebo was 0.79 (nominal p=0.418) for 10% 6MWD worsening. In addition, a benefit of 4.5 points over placebo (nominal p =0.041) was observed in the NSAA test, which we believe is clinically meaningful. We believe that the benefits observed in this key pre-specified subgroup support the of the use of the 6MWT in the patients with a walking ability in the 300 to 400 meters range and the understanding that the reliability of the 6MWT over a 48 week period was limited at both the lower and upper ends of our 6MWD enrollment range.

In the pre-specified subgroup of patients with baseline 6MWD less than 350 meters, we observed a benefit of 24 meters (nominal p=0.210) in favor of Translarna in the 6MWT.  An analysis of the results from our Phase 2b clinical trial in the less than 350 meters baseline 6MWD population, defined post-hoc, demonstrated a 68 meter benefit in the 6MWT (nominal p=0.006).  In the timed function tests for the subgroup of ACT DMD patients with baseline 6MWD less than 350 meters, we observed benefits for Translarna over placebo in time to run/walk 10 meters (2.3 seconds; nominal p=0.033), time to climb four stairs (4.2 seconds; nominal p=0.019) and time to descend four stairs (4.0 seconds; nominal p=0.007).

As described above, we believe the 6MWT lacks sensitivity to detect a clinical effect in patients with baseline less than 300 meters in a 48-week trial. However, the timed function tests trended in favor of patients treated with Translarna with a baseline 6MWD below 300 meters, including observed benefit over placebo in time to run/walk 10 meters (2.5 seconds; nominal p=0.066), time to climb four stairs (2.4 seconds; nominal p=0.790), and time to descend four stairs (2.1 seconds; nominal p=0.595). We believe the positive trends in this population reflect that short muscle burst activity tests may be a better clinical measure for patients that are at a more advanced stage of disease progression.  Consistent with the natural history of ambulatory DMD patients with 6MWD greater than 400 meters, which indicates stability in walking ability over a 48 week period, we observed no meaningful difference in 6MWT between patient groups.  Similarly, we observed no meaningful difference in 6MWT between patient groups with baseline 6MWD greater than 350 meters.

Pre-specified meta-analysis. The meta-analysis of efficacy results from the ACT DMD ITT population and Phase 2b ambulatory decline phase subgroup demonstrated a statistically significant 22 meter improvement in 6MWD (p = 0.015) favoring Translarna. Additionally, the meta-analysis showed statistically significant benefit for Translarna over placebo across each timed function test including time to run/walk 10 meters (1.4 seconds; p=0.025), time to climb four stairs (1.6 seconds; p =0.018) and time to descend four stairs (2.0 seconds; p=0.004). The hazard ratio for Translarna versus placebo was 0.66 (p=0.023) for 10% 6MWD worsening. We believe that we are able to demonstrate a statistically significant efficacy outcome in the 6MWD in the meta-analysis, despite the significant variability in baseline 6MWD among patients in both ACT DMD and the Phase 2b ambulatory decline phase, due to the substantially larger patient population available in the pooled analysis.

Retrospective Analysis. We also looked back at the observed results in the meta-analysis for all patients with a baseline 300 to 400 meter 6MWD from ACT DMD and the Phase 2b trial. The meta-analysis of this data demonstrated a 45 meter benefit (nominal p<0.001) in the 6MWT as well as clinically meaningful benefits across each secondary endpoint timed function test, including benefit over placebo in time to run/walk 10 meters (2.2 seconds; nominal p=0.008), time to climb four stairs (3.4 seconds; nominal p<0.001) and time to descend four stairs (4.3 seconds; nominal p<0.001). This meta-analysis of patients with baseline 6MWD of 300 to 400 meters was not pre-specified and is defined post-hoc.

Statistical Considerations. The pre-specified meta-analysis results, which favored Translarna in the 6MWT and each of the timed function tests, are considered statistically significant. In the pre-specified subgroups of ACT DMD patients with a baseline 6MWD less than 350 meters and 300 to 400 meters, the p-values for the 6MWT and each of the timed function tests are considered nominal. For information with respect to the use of nominal p-values and post-hoc analyses, see the risk factor set forth on page 44.

Participation Criteria and Stratification. Certain key inclusion criteria were specified in the ACT DMD trial protocol for enrollment: the patient had to be 7 through 16 years of age; at the screening visit the patient had to be able to walk no more than 80% of predicted 6MWD compared to healthy boys matched for age and height, but have the ability to walk at least 150 meters during the 6MWT; and the patient must have used systemic corticosteroids for a minimum of six months prior to start of treatment. The ACT DMD trial protocol provided for the exclusion of patients from the trial if, among other things, they recently used systemic aminoglycoside antibiotics, recently initiated or changed corticosteroid therapy or previously received Translarna treatment. Patients enrolled in ACT DMD underwent 48 weeks of blinded treatment prior to the final analysis and the randomization was stratified based on age (<9 years versus >9), baseline 6MWD (<350 versus >350 meters), and duration of prior use of corticosteroids (<12 months versus >12 months).

Overview and Corporate Update

Translarna™ for nonsense mutation Duchenne muscular dystrophy

Translarna™ (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for nmDMD in ambulatory patients age five years and over, in the 31 member states of the European Economic Area, or EEA. Our authorization in the EEA is subject to annual review and renewal by the European Medicines Agency, or EMA, following its reassessment of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization is further conditioned on our submission of the final report from our ACT DMD trial, including additional efficacy and safety data, during 2015. Upon fulfilment of this specific obligation to submit the ACT DMD report, in the event that the EMA determines that the positive risk benefit balance for Translarna is confirmed, the EMA may recommend the granting of a marketing authorization that is no longer subject to any further specific obligations, but will generally continue to be subject to periodic renewal requirements in line with applicable regulations in the EEA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

We launched Translarna on a commercial basis in Germany in December 2014 and in Austria, Denmark, Norway and Sweden in 2015. We expect to expand our launch activities across the EEA through the fourth quarter of 2015 and in future years, subject to successful completion of pricing and reimbursement negotiations. The market access process, including pricing and reimbursement negotiations, varies from country to country and can take over 18 months in certain circumstances.

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

During the fourth quarter of 2014 we initiated a rolling new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Translarna for the treatment of nmDMD. We believe this process gives the FDA an opportunity to conduct a meaningful review of most of the segments of our NDA, ahead of reviewing our ACT DMD data. We expect that the submission of our ACT DMD data will complete our rolling NDA and allow for FDA review.

If granted expedited review and approval by the FDA, among other factors, we believe we have the potential to begin commercialization of Translarna in the United States in the first half of 2016. In preparation for a potential U.S. launch, subject to positive ACT DMD data and receipt of FDA approval, we have begun building out our commercial team and infrastructure in the United States.

We ultimately intend to market Translarna in all markets in the EEA where market access is possible. We currently expect Translarna to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists.

Translarna™ for nonsense mutation cystic fibrosis

Screening has now closed for our global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We refer to this trial as ACT CF. We anticipate ACT CF enrollment will be completed by the end of 2015 with top-line data about a year later.

During the third quarter of 2015, we submitted a variation to our marketing authorization of Translarna in the EEA, described above, to request approval of Translarna for the treatment of nmCF. Approval of the marketing authorization variation will depend on the EMA’s assessment of the relative benefits and risks of approval. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. If approved, we expect that the EMA will require us, as a post-approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the EMA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

Our variation submission to the EMA for Translarna for the treatment of nmCF included recent retrospective analyses of the data from our previous Phase 3 trial completed in 2011. Natural history data for cystic fibrosis suggests that patients under 18 years of age experience more rapid rates of decline in pulmonary function. In addition, as previously reported, post hoc analysis of data from our previous Phase 3 trial indicates that patients not using chronic inhaled tobramycin experienced a benefit in relative change from baseline in percent-predicted FEV1 favoring the Translarna-treated group versus placebo at week 48, with fewer pulmonary exacerbations in the Translarna-treated group. Given the natural history of the disease and the data from our previous Phase 3 trial, we undertook further analyses to compare pulmonary outcomes on the basis of age (under 18 years versus 18 years or older) in patients who did not use chronic inhaled tobramycin. In this new subgroup analysis, non-TOBI Translarna patients under 18 showed an increase in FEV1 over baseline, a mean relative change in predicted FEV1 of 8.4%  and an absolute change in predicted FEV1 of 5.4%. In addition, non-TOBI patients under 18 years receiving Translarna also showed a 60% reduction in exacerbation rate. For additional considerations see our risk factor with respect to retrospective analyses of clinical trial results on page 44.

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

During the first quarter of 2015, we amended the trial design for our proof-of-concept study for Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy. We anticipated that this change in protocol might cause delays in patient enrollment, but expected that the larger addressable patient population would reduce the time to enroll the overall study.

However, this protocol revision resulted in delays to site initiation and patient accrual and we no longer expect data from this trial to be available by the end of 2015.

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

During the fourth quarter of 2015, we submitted an investigational new drug, or IND, application to the FDA for the initiation of clinical assessment of Translarna in nonsense mutation aniridia.

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

Results from the first cohort of patients enrolled in the MOONFISH study were highlighted in an oral session at the International Congress of the World Muscle Society in October 2015.  Results from the first cohort demonstrated that treatment with RG7800 shifts SMN2 splicing toward the production of full length SMN mRNA and generated up to two-fold increases in SMN protein in patients with SMA. RG7800 was well tolerated during the first cohort period of 12 weeks at a dose of 10 mg once daily.

During the second quarter of 2015, the collaboration partners decided to suspend dosing of patients in MOONFISH to evaluate data from a 39-week non-clinical safety and toxicology study of RG7800 in cynomolgus monkeys which showed an eye finding at exposures above those explored in SMA patients and healthy volunteers.

Pre-clinical investigations regarding our lead compound, RG7800, are ongoing.  Concurrent with the advancement of our lead compound, a robust research effort regarding SMN2 splicing has continued to advance through IND-enabling studies. Additional data are expected in the coming months which will be utilized to determine the best clinical development path forward for the SMA program. We expect that clinical development will resume in early 2016.

Cancer stem cell program

A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors initiated in April 2015 and is ongoing. PTC596 is a first-in-class, orally bioavailable and potent small molecule that targets tumor stem cell populations by reducing the function, activity and amount of a protein called BMI1. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma.

Antibacterial program

Based on pre-clinical safety signals, we are no longer advancing PTC672.  We are considering the status of our antibacterial program and the timing of potential advancement of a new compound for the treatment of life-threatening infections caused by multi-drug resistant Gram-negative bacteria.

Funding

During 2015, our revenues have been and are expected to continue to be primarily generated from sales of Translarna in counties in the EEA where we are able to obtain pricing and reimbursement approval at acceptable levels and in other territories where we are permitted to distribute Translarna under our EAPs.

We have financed our operations primarily through our private offering of 3.00% convertible senior notes due 2022 in August 2015 (which we refer to as the Convertible Notes), our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.

As of September 30, 2015, we had an accumulated deficit of $542.1 million. We had a net loss of $119.5 million for the nine months ended September 30, 2015 and a net loss of $66.5 million for the nine months ended September 30, 2014.

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the U.S., and commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia. We also expect to incur ongoing research and development expenses for our other product candidates, including our antibacterial program and the ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD, our expected submission of the final report on ACT DMD to the EMA, and our submitted marketing authorization variation with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF clinical trial of Translarna, our Phase 2 proof-of-concept study of Translarna in nmMPS I and nonsense mutation aniridia, and our Phase 1 clinical study under our cancer stem cell program. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three months September 30,
	2015	2014
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$19,600	$11,211
Antibacterial	2,527	1,636
Cancer stem cell	1,736	588
Spinal muscular atrophy	269	518
Next generation nonsense readthrough	1,857	1,705
Other research and preclinical	4,651	3,107
Total research and development	$30,640	$18,765

	Nine months September 30,
	2015	2014
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$54,524	$29,831
Antibacterial	7,542	5,786
Cancer stem cell	5,413	1,773
Spinal muscular atrophy	906	2,058
Next generation nonsense readthrough	5,958	4,770
Other research and preclinical	12,425	8,749
Total research and development	$86,768	$52,967

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

Interest (expense)/income, net

Interest income consists of interest income earned on investments and interest expense from the Convertible Notes outstanding.

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

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our planned submissions for Translarna for the treatment of nmDMD and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we may obtain regulatory approval, including the United States, EEA and other territories.

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

Inventories and Cost of Product Revenues

In 2014, we were notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD, in ambulatory patients aged five years and older. This marketing authorization is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD in 2015 and our ability to implement measures, including pharmacovigilance plans, that are detailed in the risk management plan for Translarna that was submitted to EMA. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. We plan to seek to renew the approval on an annual basis until our obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for

Translarna or require additional clinical trials. The conditional marketing authorization allows us to market Translarna in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis.

We do not have sufficient history or experience from which to accurately forecast product sales or demand generation. As such, we have not capitalized inventory and will not capitalize inventory until full approval has been obtained or until we can reasonably predict future product sales and demand generation. The Company’s cost of product sales consists principally of royalties that are less than $0.2 million and included as a component of research and development costs in the current year presentation.

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

During the nine months ended September 30, 2015, we issued a total of 2,086,300 stock options to various employees. Of those, 691,100 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the nine months ended September 30, 2015 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.49%—2.01%	0.11%—2.04%
Expected volatility	67%—69%	79%-91%
Expected term	5.50—6.11 years	5.50—6.25 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was $32.32 per share.

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

The following table summarizes information on our restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	—
Vested	(361,919)	$10.60
Forfeited	(3,346)	$10.82
Unvested at September 30, 2015	353,135	$10.85

We recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$3,828	$2,363	$12,452	$6,517
General and administrative	4,226	2,258	13,678	6,088
Total	$8,054	$4,621	$26,130	$12,605

As of September 30, 2015, there was approximately $75.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, 2013 Long Term Incentive Plan and equity award plans made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.9 years.

Convertible Notes Offering

In August 2015, we issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022. The Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to us from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.

The Convertible Notes are governed by an indenture (the Convertible Notes Indenture) with U.S Bank National Association as trustee (the Convertible Notes Trustee).

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of Convertible Notes being converted.

The conversion rate for the Convertible Notes was initially, and remains, 17.7487 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of our common stock.

We may not redeem the Convertible Notes prior to August 20, 2018. We may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2018 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.

If we undergo a “fundamental change” (as defined in the Indenture governing the Convertible Notes Indenture), subject to certain conditions, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes Indenture contains customary events of default with respect to the Convertible Notes, including that upon certain events of default (including our failure to make any payment of principal or interest on the Convertible Notes when due and payable) occurring and continuing, the Convertible Notes Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by notice to us and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders (subject to the provisions of the Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

Results of operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2015 and 2014.

	Three months ended September 30,		Change 2015 vs.
(in thousands)	2015	2014	2014
Net product revenue	$9,772	$81	$9,691
Collaboration and grant revenue	4	1,613	(1,609)
Research and development expense	30,640	18,765	11,875
Selling, general and administrative expense	21,368	10,530	10,838
Interest (expense)/income, net	(852)	354	(1,206)

Net product revenues. Net product revenues were $9.8 million for the three months ended September 30, 2015. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution.  As of January 1, 2015, we recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues decreased by $1.6 million, or 100%, from $1.6 million for the three months ended September 30, 2014. The decrease primarily relates to lower collaboration revenue from the research component of the collaboration with Roche and the SMA Foundation.

Research and development expense. Research and development expense was $30.6 million for the three months ended September 30, 2015, an increase of $11.9 million, or 63%, from $18.8 million for the three months ended September 30, 2014. The increase was primarily due to expansion of our clinical development activities including late-stage studies in both nmDMD and nmCF as well as from an increase in non-cash, share-based compensation expense of approximately $1.5 million.

Selling, general and administrative expense. Selling, general and administrative expense was $21.4 million for the three months ended September 30, 2015, an increase of $10.8 million, or 103%, from $10.5 million for the three months ended September 30, 2014. The increase resulted primarily from additional costs associated with commercial activities in support of the launch of Translarna across Europe and other regions and from an increase in non-cash, share-based compensation expense of approximately $2.0 million.

Interest expense/income, net.  Interest expense, net was $0.9 million for the three months ended September 30, 2015, a decrease of $1.2 million, or 341%, from $0.4 million interest income, net for the three months ended September 30, 2014.  The decrease was due to interest expense recorded from the Convertible Notes offering in August 2015.

Income tax expense.  Income tax expense was $0.1 million for the three months ended September 30, 2015 and $0 for the three months ended September 30, 2014. The increase in income tax expense primarily relates to certain foreign income taxes.  We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the three months ended September 30, 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable impact of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,		Change 2015 vs.
(in thousands)	2015	2014	2014
Net product revenue	$21,002	$81	$20,921
Collaboration and grant revenue	3,030	12,506	(9,476)
Research and development expense	86,768	52,967	33,801
Selling, general and administrative expense	56,193	26,803	29,390
Interest (expense)/income, net	170	774	(604)

Net product revenues. Net product revenues were $21.0 million for the nine months ended September 30, 2015, which includes $1.4 million of revenue attributable to product sales in 2014 which were deferred in 2014 when we recognized revenue on a cash basis. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution.  As of January 1, 2015, we recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $3.0 million for the nine months ended September 30, 2015, a decrease of $9.5 million, or 76%, from $12.5 million for the nine months ended September 30, 2014. The decrease was primarily due to recognition of a $7.5 million milestone in our spinal muscular atrophy collaboration with Roche in the first quarter of 2014, which was non-recurring, and lower collaboration revenue for the comparable period.

Research and development expense. Research and development expense was $86.8 million for the nine months ended September 30, 2015, an increase of $33.8 million, or 64%, from $53.0 million for the nine months ended September 30, 2014. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials, supply chain activities in support of the launch of Translarna and increased expenses in connection with our expanding clinical-stage pipeline and an increase in non-cash, share-based compensation expense of approximately $5.9 million.

Selling, general and administrative expense. Selling, general and administrative expense was $56.2 million for the nine months ended September 30, 2015, an increase of $29.4 million, or 110%, from $26.8 million for the nine months ended September 30, 2014. The increase resulted primarily from additional costs associated with commercial activities in support of the launch of Translarna across Europe and other regions and from an increase in non-cash, share-based compensation expense of approximately $7.6 million.

Interest (expense)/income, net.  Interest income, net was $0.2 million for the nine months ended September 30, 2015, a decrease of $0.6 million, or 78%, from $0.8 million for the nine months ended September 30, 2014.  The decrease was due interest expense recorded from the Convertible Notes offering in August 2015.

Income tax expense.  Income tax expense was $0.2 million for the nine months ended September 30, 2015 and $0 for the nine months ended September 30, 2014. The increase in income tax expense primarily relates to certain foreign income taxes.  We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the nine months ended September 30, 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable impact of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

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

In August 2015, we closed a private offering of $150 million in aggregate principal amount of 3.00% convertible senior notes due 2022, or the Convertible Notes, including the exercise by the initial purchasers of an option to purchase an additional $25 million in aggregate principal amount of the Convertible Notes. The Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date.  We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by PTC.

Cash flows

As of September 30, 2015, we had cash, cash equivalents and marketable securities of $371.5 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine months ended Sepember 30,
(in thousands)	2015	2014
Cash provided by (used in):
Operating activities	$(94,005)	$(49,281)
Investing activities	31,019	(31,983)
Financing activities	154,039	118,723

Net cash used in operating activities was $94.0 million for the nine months ended September 30, 2015 and $49.3 million for the nine months ended September 30, 2014. The change in net cash used in operating activities primarily related to supporting clinical development and commercial activities.

Net cash provided by investing activities was $31.0 million for the nine months ended September 30, 2015 and net cash used in investing activities was $32.0 million for the nine months ended September 30, 2014. Cash provided by investing activities was related to the sale & redemption of marketable securities for the nine months ended September 30, 2015.  Cash used in investing activities was related to net purchases of investments for the nine months ended September 30, 2014.

Net cash provided by financing activities was $154.0 million for the nine months ended September 30, 2015 and $118.7 million for the nine months ended September 30, 2014. Net cash provided by financing activities was primarily attributable to approximately $145.4 million in net proceeds from the issuance of convertible notes in August 2015 for the nine months ended September 30, 2015. Net cash provided by financing activities was primarily attributable to approximately $118.4 million in net proceeds from the February 2014 public offering for the nine months ended September 30, 2014.

Funding requirements

We anticipate that our expenses will increase substantially in connection with the expansion of our commercial infrastructure as we continue to establish an international presence, particularly throughout Europe and in the United States, and commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia. We also expect to incur ongoing research and development expenses for our other product candidates, including our antibacterial program and the ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our ongoing rolling NDA submission with the FDA for Translarna for the treatment of nmDMD , our expected submission of the final report on ACT DMD to the EMA,  and our submitted marketing authorization variation with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our Convertible Notes offering, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                                          the costs, timing and outcome of regulatory review of Translarna and our other product candidates, including those related to our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD, our marketing authorization for Translarna for the treatment of nmDMD in the EEA, and our request for marketing authorization variation with the EMA for Translarna for the treatment of nmCF;

•                                          whether the FDA, the EMA and regulators in other territories agree with our interpretation of the results of ACT DMD;

•                                          the progress and results of our confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and our ongoing Phase 1 clinical study under our cancer stem cell program;

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

Contractual obligations

During the period ending September 30, 2015, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ending September 30, 2015, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. As of September 30, 2015, we had an accumulated deficit of $542.1 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

We are a growing commercial-stage biopharmaceutical company, but prior to 2014 we devoted substantially all of our efforts on research and development, including clinical trials. In August 2014, the European Commission granted marketing authorization for Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing authorization is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, and is further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD during 2015. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

We announced the initial results of ACT DMD in October 2015. While the primary efficacy endpoint in the intent to treat population, or ITT, did not achieve statistical significance, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD. There is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. See “Risk Factors - Risks Related to the Development and Commercialization of our Product and Product Candidates” on page 40 for further detail regarding how the ACT DMD results could impact our ability to commercialize Translarna.

The marketing authorization described above allows us to market Translarna in the 31 member states of the European Economic Area, or EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA through the fourth quarter of 2015 and in future years, subject to completion of pricing and reimbursement negotiations. Concurrently, in preparation for a potential U.S. launch in the first half of 2016, we have begun building out our commercial team and infrastructure in the United States. We anticipate that our expenses will increase substantially in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including significant sales and marketing, legal and regulatory, and distribution and manufacturing expenses.

In addition, we expect to continue to incur significant costs in connection with our confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof-of-concept studies for nmMPS I and aniridia. We also expect to incur ongoing research and development expenses for Translarna in additional indications as well as for our other product candidates, including our antibacterial program and the ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD, our expected submission of the final report on ACT DMD to the EMA, and our submitted marketing authorization variation with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•                                          completing our confirmatory Phase 3 ACT CF clinical trial of Translarna;

•                                          completing our regulatory submissions in a timely manner, including our rolling NDA with the FDA and our final report with respect to ACT DMD to the EMA for Translarna for the treatment of nmDMD;

•                                          expanding the territories in which we are approved to market Translarna for the treatment of nmDMD, in particular in the United States;

•                                          advancing our submitted request for a marketing authorization variation with the EMA to seek inclusion of Translarna for the treatment of nmCF;

•                                          initiating clinical studies of Translarna for the treatment of additional indications, including nmMPS I and nonsense mutation aniridia, and successfully advancing our other programs and collaborations, including our cancer stem cell, antibacterial and SMA programs;

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

•                                          obtaining approval to market Translarna for the treatment of other indications;

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

We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF clinical trial of Translarna, continue to pursue our Phase 2 proof-of-concept studies of Translarna in nmMPS and aniridia caused by nonsense mutation, and our Phase 1 clinical study under our cancer stem cell program. Furthermore, since the closing of our initial public offering in June 2013, we have incurred additional costs associated with operating as a public company.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our Convertible Note offering, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                                          the costs, timing and outcome of regulatory review of Translarna and our other product candidates, including those related to our rolling NDA submission with the FDA for Translarna for the treatment of nmDMD, our marketing authorization for Translarna for the treatment of nmDMD in the EEA, and our request for marketing authorization variation with the EMA for Translarna for the treatment of nmCF;

•                                          whether the FDA, the EMA and regulators in other territories agree with our interpretation of the results of ACT DMD;

•                                          the progress and results of our confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and our ongoing Phase 1 clinical study under our cancer stem cell program;

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

We are continuing to engage in significant commercialization efforts for Translarna for nmDMD throughout the EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA through the fourth quarter of 2015 and in future years, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries. We expect that our commercial revenue generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the European Economic Area and other territories in which we have obtained marketing authorization and reimbursement approval or are permitted to initiate treatment under reimbursed early access programs or pursuant to other procedures. Other commercial revenue, if any, would be derived from sales of products that we are not planning to have commercially available for several years, if at all.

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

Risks Related to the Development and Commercialization of our Product and our Product Candidates

We recently announced that ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint and there is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations.

In October 2015, we announced the initial results of ACT DMD, including that the primary efficacy endpoint in the ITT population did not achieve statistical significance. We believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD. We intend to submit our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA in connection with our rolling NDA for Translarna for the treatment of nmDMD as well as to the EMA in connection with our marketing authorization in the EEA, which is conditioned, among other things, on the submission of the final results of ACT DMD to the EMA by the end of 2015. We also intend to use these analyses to support our applications for marketing authorization for Translarna for the treatment of nmDMD in other territories.

There is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. An inability to generate such revenue would have a material adverse effect impact our business, financial performance and results of operations.

For additional information, see “Risks Related to Regulatory Approval of our Product and our Product Candidates - If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to continue to commercialize Translarna for nmDMD or other indications or commercialize our other product candidates, and our ability to generate revenue will be materially impaired” on page 61.

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

We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF. Additionally, we are pursuing proof of concept studies for Translarna in additional indications, nmMPS I and nonsense mutation aniridia. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna. In August 2014, Translarna was granted marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older, which is subject to annual EMA reassessment and is further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD in 2015. Translarna is still under investigation for the treatment of nmDMD in the United States and has not been approved by the FDA.

We announced the initial results of ACT DMD in October 2015. While the primary efficacy endpoint in the ITT population did not achieve statistical significance, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD. There is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.

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

The success of Translarna will depend on a number of additional factors, including the following:

•                                          whether the FDA, the EMA and other regulators agree with our interpretation of the results of ACT DMD, and the timelines within which such determinations are made;

•                                          successful completion of our confirmatory Phase 3 ACT CF clinical trial of Translarna;

•                                          our ability to successfully advance our submitted request for a marketing authorization variation with the EMA to seek inclusion of Translarna for the treatment of nmCF;

•                                          the successful advancement of Translarna in additional indications, in particular, nmMPS I and nonsense mutation aniridia;

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

In addition, the marketing authorization granted by the European Commission is subject to annual review and renewal by the EMA following its reassessment of the risk-benefit balance of the authorization, which we refer to as the annul EMA reassessment, and is further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD in 2015, and our ability to implement measures, including pharmacovigilance plans, that are detailed in the risk management plan. We received EC approval of the annual renewal in August 2015. We plan to seek to renew the marketing authorization on an annual basis until we have satisfied the conditions of the marketing authorization and a full marketing authorization is granted. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials, any of which would negatively impact our anticipated revenue from Translarna and materially harm our business. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

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

For example, the primary efficacy endpoint in the ITT population did not achieve statistical significance in the Phase 2b (completed in 2010) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Although we believe that the collective data from these trials, including pre-specified meta-analysis, pre-specified subgroup analyses and retrospective subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials there is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials.

In addition, the primary efficacy endpoint in the ITT population did not achieve statistical significance in our prior Phase 3 clinical trial of Translarna for the treatment of nmCF (completed in 2011) and did not achieve the primary objective in one of four prior Phase 2 clinical trials that we conducted for Translarna for the treatment of nmCF in which we measured change in chloride conductance in nasal cells over the course of treatment. We may similarly fail to achieve the primary efficacy endpoint in ACT CF, our confirmatory Phase 3 clinical trial of Translarna.

If the results of ACT CF are not favorable, or if the totality of data from our clinical trials in Translarna for the treatment of nmDMD fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulators,we may need to conduct additional clinical trials at significant cost or altogether abandon development of Translarna for either or both of nmDMD and nmCF.

Further, the marketing authorization granted by the European Commission is subject to an annual reassessment by the EMA and is further conditioned on our submission of the final report, including additional efficacy and safety data from ACT DMD, during 2015. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy the conditions of the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. We also sell Translarna under reimbursed early access programs in a limited number of countries and there is no assurance that such sales will continue to be permitted in any particular country. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and would materially harm our business, financial results and results of operations.

If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials (including ACT DMD and related analyses); if we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

•                                          be unable to successfully renew our marketing authorization in the EEA for Translarna for the treatment of nmDMD;

•                                          be delayed in obtaining additional marketing approvals for Translarna for the treatment of nmDMD, for Translarna for the treatment of other indications or for our other product candidates;

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

•                              regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our IND or comparable application prior to commencing a clinical trial;

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

In addition, based on pre-clinical safety signals observed during the third quarter of 2015, we are no longer advancing PTC672 under our antibacterial program. Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product or product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product or product candidates, and so may harm our business and results of operations.

Our conclusions regarding the activity and potential efficacy of Translarna in nmDMD are primarily based on pre-specified meta-analysis and subgroup analyses of ACT DMD data and retrospective analyses of the results of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, our conclusions regarding the activity and potential efficacy of Translarna in nmCF are primarily based on retrospective analyses of the results of our completed Phase 3 clinical trial of Translarna for nmCF.  Other than pre-specified meta-analyses, results of our analyses are expressed as nominal p-values, which are generally considered less reliable indicators of efficacy than adjusted p-values. In addition, retrospective analyses are generally considered less reliable than pre-specified analyses.

In October 2015, we announced the initial results of ACT DMD, including that the primary efficacy endpoint in the ITT population did not achieve statistical significance. However, consistent with the statistical analysis plan we submitted to the FDA for ACT DMD, we performed pre-specified subgroup analyses as well as pre-specified meta-analysis of ACT DMD data and data from the Phase 2b ambulatory decline phase subgroup. We believe that the results of these pre-specified analyses demonstrate that Translarna provides a meaningful clinical benefit for the treatment of nonsense mutation DMD.

The meta-analysis results, which favored Translarna in the 6MWT and each secondary end point timed function test, are considered statistically significant. Typically, a trial result is statistically significant if the chance of it occurring when the treatment is like placebo is less than one in 20, resulting in a p-value of less than 0.05. The p-values for the 6MWT and each secondary end point timed function test in the pre-specified subgroup of ACT DMD patients with a baseline 300-400 meter 6MWD also had p-values of less than 0.05, but due to the sequential testing method, these p-values are considered nominal. Nominal p-values cannot be compared to the typical significance level (p-value less than 0.05) to determine statistical significance without being adjusted for the testing of multiple dose groups, end points or analyses of subgroups. A p-value is called nominal if it is the result of one particular comparison prior to any pre-specified multiplicity adjustment, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed.

In addition, after determining that the primary efficacy endpoint did not achieve statistical significance in our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and in our completed Phase 3 clinical trial of Translarna for nmCF, we performed retrospective and subgroup analyses that we believe provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials. Although we believe that these additional analyses of the results of these trials were warranted, a retrospective analysis performed after unblinding trial results can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results. Some of our favorable statistical data from these trials also are based on nominal p-values that reflect only one particular comparison when more than one comparison is possible.

Because of these limitations, regulatory authorities typically give greater weight to results from pre-specified analyses and adjusted p-values and less weight to results from post-hoc, retrospective analyses and nominal p-values. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses could have a negative impact on whether the FDA, the EMA and other regulators agree with our interpretation of the results of ACT DMD and the timelines within which such determinations are made. In addition, it diminishes the likelihood that the EMA will approve our request of a variation to our marketing authorization for Translarna to include Translarna for nmCF on a conditional basis, could negatively impact the evaluation by the EMA or the FDA of our anticipated applications for full marketing approval for Translarna for nmDMD and the annual EMA reassessment process of our current marketing authorization, and, even if we successfully complete ACT CF, could negatively impact the evaluation by the EMA or the FDA of our anticipated applications for full marketing approval for Translarna for nmCF. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and would materially harm our business, financial results and results of operations.

The results of ACT DMD and, even if successfully completed, the results of  ACT CF, may not be sufficient for approval of Translarna for the applicable indication.

There is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of data from our clinical trials of Translarna for the treatment of nmDMD and it is possible that, once completed and even if successful, the EMA or the FDA may not consider the results of ACT CF to be sufficient for approval of Translarna for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing approval of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors or are not adequately supported by other trial endpoints. In addition, although we have had discussions with the FDA regarding ACT CF, our confirmatory Phase 3 clinical trial of Translarna for the treatment of nmCF, the FDA may not consider our proposed trial design acceptable. For example, in 2012, the FDA indicated that in its view the data from our completed Phase 3 clinical trial and other data from our development program in cystic fibrosis do not by themselves support an NDA submission and, consequently, the FDA informed us that additional clinical data would be required to establish the evidence necessary to support eventual filing of an NDA for the use of Translarna to treat nmCF. We had additional interactions with the FDA in 2013 regarding the clinical development design which would have the potential to support an NDA, but we did not achieve a consensus between the EMA and FDA views. While we have incorporated feedback from the FDA into our ACT CF trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV1, CF pulmonary exacerbations and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. FEV1 is the primary endpoint in ACT CF, with CF pulmonary exacerbations and body mass index key secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and FDA’s earlier recommendation. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results. Based on these interactions, we nonetheless initiated ACT CF in the first half of 2014 consistent with feedback from the EMA on our trial design. If the FDA does not consider our trial designs acceptable, we may need to conduct more than one confirmatory clinical trial and our ability to receive marketing approval for this indication could be delayed or prevented.

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

Prior to the Phase 2b clinical trial of Translarna for nmDMD, there was no precedent of an established trial design to evaluate the efficacy of Translarna in nmDMD over a 48 week duration. In addition, clinical understanding of the methodologies used to analyze the resulting data were also limited. The study design and enrollment criteria for ACT DMD were based on available natural history data of the disease, including third party data and results from our Phase 2b clinical trial. An evolving understanding in the DMD community has led to a greater appreciation of the optimal window for the 6MWT in assessing physical function. We believe that this factor may have led to the primary efficacy endpoint in the intent to treat population not achieving statistical significance in ACT DMD.

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

In addition, during the third quarter of 2015 we submitted a request for a variation to our marketing authorization for Translarna in the EEA to seek approval for the treatment of nmCF. Although we submitted the variation request with the clinical results achieved in our prior Phase 3 clinical trial in nmCF, we believe that the CHMP will consider the status of ACT CF enrollment an important factor when considering our submission. In addition, we expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization would continue to be subject to annual review and renewal by the EMA. See “Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” on page 61 for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. As a result, ACT CF enrollment delays could have a negative impact on our ability to obtain and maintain any marketing authorization for nmCF that may be granted in the future, if any.

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

Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases. In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to annual EMA reassessment, and is further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD in 2015. We may not be successful in developing and receiving full regulatory approval for such use and we may not receive regulatory approval for additional indications for Translarna or any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.

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

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. In addition, in some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. As we continue to expand our existing international operations, we may encounter new risks.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Chiron Corporation’s TOBI and Genentech, Inc.’s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals’ CFTR potentiator drug Kalydeco is approved by the FDA and in other territories as a treatment for cystic fibrosis in patients six years of age and older who have a type of mutation in the CFTR gene known as a gating mutation. Vertex Pharmaceuticals also has received FDA approval of a drug for the treatment of cystic fibrosis in patients who have a type of mutation in the CFTR gene known as a process block mutation and is developing other product candidates to treat cystic fibrosis. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

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

We have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, including GEMS and our alternative splicing technology, which we use in the discovery of these molecules, to date we have only been granted marketing authorization to treat nmDMD under a restricted label, and subject to the fulfillment of certain conditions, in the European Economic Area. We may not be able to satisfy the conditions of our current marketing authorization for nmDMD, including the submission of the results of ACT DMD to the EMA during 2015, and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our antibacterial and cancer stem cell programs through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in early 2016. We engage a separate manufacturer to provide fill and finish services for our finished commercial and clinical product and are in the process of completing arrangements with two additional providers to provide these services, initially for our clinical product, by the end of 2015, with commercial product services expected to commence for at least one provider in 2016. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates.

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

Moreover, we may be subject to a third party submission of prior art to a patent office or become involved in addressing patentability objections based on anonymous submission of references, opposition, derivation, reexamination,  inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product or current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data submitted as part of an MAA becoming publicly available. The EMA Policy on publication of clinical data, as well as the current application of European Union freedom of information regulations, could impact our proprietary information (comprising both clinical and non-clinical data) that would normally be maintained by a regulatory body as confidential. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources or engage in litigation to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

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

Third parties may initiate legal proceedings alleging that our patents are invalid and unenforceable or that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

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

For example, it is possible that one or more third parties might bring a patent infringement or other legal proceeding against us regarding Translarna. We are aware of an issued U.S. patent and international patent applications that purport to disclose or contain claims to chemical scaffolds that are sufficiently broad that they could be read to encompass Translarna, even though neither the issued U.S. patent nor any of the international patents or patent applications specifically discloses Translarna. In order to successfully challenge the validity of any issued U.S. patent that may allegedly include Translarna within the scope of a granted claim, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of these claims. There is no assurance that a court would find these claims to be invalid. In addition, we believe that our testing of Translarna in clinical trials for the purpose of seeking FDA approval would be a valid defense against any infringement claims in the United States based on the availability of a statutory exemption. However, there can be no assurance that our interpretation of the statutory exemption would be upheld, and the statutory exemption would only cover our preclinical research activities, and not the commercialization of Translarna.

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

We announced the initial results of ACT DMD, our confirmatory Phase 3 trial in nmDMD, in October 2015. While the primary efficacy endpoint in the ITT population, did not achieve statistical significance in ACT DMD, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD. There is substantial risk that the FDA, the EMA and other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. See “Risk Factors - Risks Related to the Development and Commercialization of our Product and Product Candidates” on page 40 for further detail regarding how the ACT DMD results could impact our ability to commercialize Translarna.

We received marketing authorization to market Translarna for nmDMD in the European Economic Area in the third quarter of 2014. This marketing authorization is subject to annual EMA reassessment and is further conditioned on our submission of the final report, including additional efficacy and safety data, from our ACT DMD during 2015. We have not otherwise received marketing approval for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction.

We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA. In December 2014, we commenced a rolling basis submission of a new drug application, or NDA, to the FDA for approval of Translarna for the treatment of nmDMD. We expect that the submission of our ACT DMD data will complete our rolling NDA and allow for FDA review. We may not receive necessary approvals from the FDA or other regulators to further commercialize Translarna or any product candidate in any market.

In addition, during the third quarter of  2015 we submitted a variation to our marketing authorization application with the EMA to seek to include Translarna for the treatment of nmCF. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF. We expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the EMA.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to continue to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the timely preparation and submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. In response to changes in the regulatory environment or requests from regulators, we may elect, or be obliged, to postpone a regulatory submission to include additional analyses, including those intended to strengthen our submission or facilitate regulator review, which could cause delays in getting our products to market and substantially increase our costs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Translarna or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, nmCF, nmMPS I, and nonsense mutation aniridia. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is ten years in the European Union and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.  However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a “reference product”, may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product.

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

The fast track designation for Translarna may not actually lead to a faster development or regulatory review or approval process and we may be unable to secure clearances from the FDA or comparable foreign regulatory authorities to use an expedited development, review or approval pathway.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. We have obtained a fast track designation from the FDA for Translarna for the treatment of nmDMD. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our fast track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures, nor does it increase the likelihood of FDA approval. Similarly, while we anticipate that we will pursue expedited development, review or approval pathways for Translarna and future product candidates, we may be unable to secure clearance to follow any such expedited pathway from the FDA or comparable foreign regulatory authorities. In addition, although access to an expedited program may expedite the development, review or approval process, it does not change the standards for approval and qualification for any expedited review procedure does not ensure that we will obtain regulatory approval for Translarna or any other product candidate that we may develop.

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

We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing approval. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization in the EEA is subject to annual EMA reassessment and is further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD during 2015. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

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

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. For example, since December 2014, Translarna for the treatment of nmDMD has been commercially available in Germany, but we are still in the process of engaging with relevant German authorities to finalize pricing in that country. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in any country, and there is no assurance that we will receive such approval or, if we do, that the price, level of reimbursement and other terms will be acceptable to us. In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed early access programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority.

Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, during the fourth quarter of 2014, the publicly funded health care system in the UK determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna, and in July 2015 determined that final funding decisions on Translarna for nmDMD will be made after the conclusion of a specialized appraisal process. During the fourth quarter of 2015, following our first meeting with the UK health care system, draft guidance was published by the health care system noting that it was minded to say no to Translarna reimbursement for the treatment of nmDMD, subject to our response to a request for additional information and a follow-on committee meeting expected in the fourth quarter of 2015. We expect final guidance to follow in the first quarter of 2016.

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

Restrictions and reporting requirements under applicable federal and state healthcare laws and regulations, and equivalent laws and regulations in the European Union, include, and are not limited to, the following:

•                                          Anti-corruption and anti-bribery statutes, including the U.S. Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act. These statutes are generally broad in scope and will require us to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Other countries have adopted, or may adopt in the future, similar anti-corruption and anti-briberty statutes with which we may be required to comply.

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

Risks Related to our Common Stock

Servicing the Convertible Notes will require a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

In August 2015, we incurred indebtedness in the amount of $150.0 million in aggregate principal with additional accrued interest under the 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes,  for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2016. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, upon conversion of the Convertible Notes unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Convertible Notes, to pay the Convertible Notes at maturity or to pay cash upon conversions of Convertible Notes. In addition, our ability to repurchase Convertible Notes or to pay cash upon conversions of Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture, to make interest payments on the Convertible Notes when due under the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. An event of default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of any such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Convertible Notes, make interest payments on the Convertible Notes or make cash payments upon conversions of the Convertible Notes. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•                                          our ability to complete our regulatory submissions in a timely manner, including our rolling NDA with the FDA and our final report with respect to ACT DMD to the EMA for Translarna for the treatment of nmDMD;

•                                          whether the FDA, the EMA and regulators in other territories agree with our interpretation of the results of ACT DMD;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended September 30, 2015, we issued options to purchase an aggregate of 166,200 shares of common stock to certain new hire employees at a weighted-

average exercise price of $35.97 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: November 9, 2015	By:	/s/ Shane Kovacs
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