Form 10-K
period 2015-12-31
PTC THERAPEUTICS, INC.
filed 2016-02-29
CIK 1070081

Use these links to rapidly review the document
TABLE OF CONTENTS PTC Therapeutics, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MarkOne)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $1,351,807,253. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

          As of February 24, 2016, the registrant had 34,272,019 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2016 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2015.

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

        The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

  •
  our ability to work with the United States Food and Drug Administration, or FDA, to resolve the matters set forth in the Refuse to File letter we received in connection with our New Drug Application, or NDA, for Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy, or nmDMD, including with respect to timing and outcome, such as, among other things, whether we will be required to perform additional clinical and non-clinical trials or analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission by us;

  •
  our submitted and planned regulatory submissions, including with respect to timing and outcome of regulatory review and determinations in connection with our recent submissions with the EMA related to our marketing authorization for the treatment of nmDMD and our submission with the EMA related to a variation to our marketing authorization to include Translarna as a treatment for nonsense mutation cystic fibrosis, or nmCF as well as our other submissions with regulatory bodies outside of the European Economic Area, or EEA;

  •
  the timing and conduct of our clinical trials and studies of Translarna for the treatment of cystic fibrosis, mucopolysaccharidosis type I, or MPS I, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

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

  •
  the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether Translarna may be accessed through a reimbursed importation pathway provided under German law and whether such pathway will minimize any access issues for German patients while maintaining a sustainable price;

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

  •
  our sales, marketing and distribution capabilities and strategy, including the ability of our third party manufacturers to manufacture and deliver Translarna in commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

  •
  our ability to establish and maintain arrangements for the manufacture of Translarna and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

  •
  our plans to pursue development of Translarna for additional indications other than nmDMD and cystic fibrosis, MPS I, aniridia, and Dravet/CDKL5, caused by nonsense mutations;

  •
  our ability to maintain the marketing authorization of Translarna for the treatment of nmDMD in the EEA, which is conditioned upon, among other things, our completed submission of the final report, which we submitted to the EMA in January 2016, including additional efficacy and safety data from ACT DMD and which is subject to annual review and renewal by the European Commission following the EMA's reassessment of the risk benefit balance of the authorization;

  •
  our ability to advance our earlier stage programs, including our cancer stem cell program;

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

  •
  our competitive position; and

  •
  our expectations with respect to the development and regulatory status of our product candidates and program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from achievement of milestones in that program.

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

        In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to "PTC," "PTC Therapeutics," "we," "us," "our," "the Company," and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiaries. The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

        All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

PART I

Item 1.    Business

Overview

        We are a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology we refer to as post-transcriptional control. The letters "PTC" in our corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. We believe that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.

        Our lead product, TranslarnaTM (ataluren) received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nmDMD in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. The marketing authorization was primarily based upon the safety and efficacy results of our 48-week, 174-patient Phase 2b double-blind, placebo controlled clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD completed in 2009, or the Phase 2b trial.

        Our marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment. Our marketing authorization was further conditioned on our ability to complete our global, confirmatory Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial. We submitted this final report to the EMA in January 2016 and we have requested that the condition to our marketing authorization be removed and that a full marketing authorization be granted. We expect that the EMA's Committee for Medicinal Products for Human Use, or CHMP, will issue a recommendation regarding this request in mid-2016. See "Item 1. Business—Regulation in the European Union" and "Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the annual EMA reassessment, including a description of the risk-benefit balance.

        In June 2014, we initiated a reimbursed expanded access program, or EAP program, for Translarna for nmDMD patients in selected territories in the EEA and recorded our first sales of Translarna in the third quarter of 2014 pursuant to the EAP program. In December 2014, we recorded our first commercial sales in Germany. As of the date of this filing, Translarna is available in 23 countries on a commercial basis or pursuant to the EAP program. We expect to expand our launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2016 and future years, subject to continued renewal of our marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, we plan to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries.

        As disclosed on the morning of February 23, 2016, on the evening of February 22, 2016, we received a Refuse to File letter from the United States Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. The FDA stated in the Refuse to File letter that our NDA was not sufficiently complete to permit a substantive review. Specifically, we were notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. We need further discussion with FDA to understand their current perspective on our subgroup analysis. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. While other comments and requests are noted in the letter as items to be addressed if the NDA is resubmitted, the FDA specified that they were not related to its refusal to file our NDA. See "Item 1. Business—Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy—United States" and "Item 1A. Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the Refuse to File letter and the related risks to our business.

        In October 2015, we announced results from ACT DMD. In the overall intent-to-treat, or ITT, study population, the primary endpoint of change from baseline at week 48 in the 6-minute walk test or 6MWT, which we also refer to as 6-minute walk distance, or 6MWD, showed a 15 meter benefit in favor of Translarna, which did not meet statistical significance (p=0.213). However, we believe that the results of ACT DMD and the totality of clinical data across our two large, randomized, placebo-controlled trials (ACT DMD and our prior Phase 2b trial, Study 007), provide substantial evidence of the effectiveness of Translarna and demonstrate a clinically meaningful benefit of Translarna for the treatment of nmDMD. Importantly, a benefit of 47 meters (nominal p=0.007) was observed in the pre-specified patient population with baseline 6MWD of 300 to 400 meters, which is in line with our prior experience in the Phase 2b trial and is consistent with the evolving understanding of the natural history of the 6MWT in DMD patients. Translarna also showed a benefit over placebo in the 300 to 400 meter baseline 6MWD population across key secondary and tertiary endpoints, including timed function tests (10 meter run/walk, four stair climb, four stair descend) and the North Star Ambulatory Assessment test. In addition, a pre-specified meta-analysis of combined data from ACT DMD and Phase 2b ambulatory decline phase patients, involving a total of 291 patients, demonstrated a statistically significant benefit in favor of Translarna in the primary endpoint of 21 meters (p = 0.015) and in key secondary endpoints. The Phase 2b ambulatory decline phase patients includes the patients from our randomized, double-blind, placebo controlled, Phase 2b clinical trial in patients with nmDMD who would have met the enrollment criteria of ACT DMD.

        We continue to believe that the results of ACT DMD and the totality of clinical data across our two large, randomized, placebo-controlled trials (ACT DMD and our prior Phase 2b trial, Study 007), including pre-specified analyses as well as retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna is active and showed clinically meaningful benefits over placebo in these trials. However, we did not achieve the primary efficacy endpoint in either trial with the pre specified level of statistical significance and, as noted above, on February 22, 2016, we received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD. There is also substantial risk that the EMA and regulators in other territories may not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. For further discussion of ACT DMD, see "Item 1. Business—Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy." See "Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates" for further detail regarding how ACT DMD results could impact our ability to commercialize Translarna.

        During the fourth quarter of 2015, we announced that enrollment was completed for our global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We refer to this trial as ACT CF. We anticipate top line data from ACT CF will be available in early 2017.

        During the third quarter of 2015, we submitted a variation to our marketing authorization of Translarna in the EEA, described above, to request approval of the addition of Translarna for the treatment of nmCF. We are currently responding to the CHMP's request for supplementary information as part of the CHMP's review process and expect a recommendation from the CHMP in mid-2016. Our variation submission is primarily based upon the safety and efficacy results of our randomized, double-blind, placebo controlled, Phase 3 clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmCF completed in 2011, which we refer to as our prior Phase 3 trial. We believe that the collective data from our prior Phase 3 trial, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo, however, we did not achieve the primary efficacy endpoint in this trial. Approval of the variation to our marketing authorization will depend on the EMA's assessment of the relative benefits and risks of approval. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. If approved, we expect that the EMA will require us, as a post-approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, such authorization, if granted, will continue to be subject to annual review and renewal by the European Commission, following reassessment by the EMA, unless and until we are granted a marketing authorization no longer subject to specific conditions for our primary marketing authorization in the EEA for Translarna, which we refer to as a "full marketing authorization". See "Item 1. Business—Regulation in the European Union" for further detail regarding the variation process and "Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates" for further detail regarding the annual EMA reassessment, including a description of the risk benefit balance.

        Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with any genetic disorder that arises as a result of a nonsense mutation. We are pursuing proof-of-concept studies for Translarna in additional indications: mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5. See "Business—Translarna for additional indications", for additional information on these studies.

        We hold worldwide commercialization rights to Translarna for all indications in all territories. The EMA has designated Translarna as an orphan medicinal product and the FDA has granted orphan drug designation to Translarna for the treatment of CF, DMD, MPS I, and aniridia.

        We continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Two compounds are currently in clinical development within the SMA program, RG7800 and RG7916. The most advanced compound, RG7800, is the subject of a Phase 2 randomized, double-blind, placebo-controlled trial called Moonfish in adult and pediatric patients with SMA. Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate a non-clinical safety finding observed in a longer-term animal study. The initiation of a Phase 1 study for RG7916 in healthy volunteers to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics was announced in January 2016. Upon completion of this study, we and our collaboration partners expect to utilize data from this Phase 1 study to compare the profiles of the RG7800 and RG7916 compounds to determine the best path forward for our SMA program. See "Business—Spinal Muscular Atrophy Program", for additional information on these studies.

        In addition, we have a pipeline of product candidates that are in early clinical and preclinical development. Our cancer stem cell program targeting chemotherapy resistant cancers began Phase 1 clinical study in the first half of 2015. Our preclinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including neuromuscular disease and oncology. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies.

Product development programs

        The following table summarizes key information about our most advanced product development programs that are being developed by us, or in collaboration with other pharmaceutical companies or independent investigators. All of the compounds in these programs are new chemical entities that we identified using our proprietary technologies.

Program	Development status
Translarna for nmDMD	• Refuse to File letter received by the FDA (Feb 2016) • Marketing authorization granted in the EEA(1)
Translarna for nmCF	• Confirmatory Phase 3 ACT CF trial ongoing (enrollment completed) • Marketing authorization variation submitted to the EMA; PTC responding to request for supplementary information
Translarna for nmMPS I	• Pursuing Phase 2 proof-of-concept study
Translarna for nonsense mutation aniridia	• Pursuing Phase 2 proof-of-concept study
Translarna for nonsense mutation Dravet syndrome/CDKL5	• Pursuing Phase 2 proof-of-concept study
Spinal muscular atrophy collaboration with Roche & the SMA Foundation	• Phase 2 clinical study initiated of RG7800(2) • Phase 1 clinical study initiated of RG7916
Cancer stem cell program (PTC596)	• Phase 1 clinical study ongoing

(1)
Subject to annual EMA reassessment and renewal requirement; type II variation submitted by us to the EMA in Janaury 2016, which seeks to remove the condition to the existing marketing authorization and grant of full marketing authorization.

(2)
On clinical hold.

TranslarnaTM (ataluren)

Mechanism of action

        We discovered Translarna by applying our technologies to identify molecules that promote or enhance the suppression of nonsense mutations. Nonsense mutations are implicated in a variety of genetic disorders. Nonsense mutations create a premature stop signal in the translation of the genetic code contained in mRNA and prevent the production of full-length, functional proteins. We believe that Translarna interacts with the ribosome, which is the component of the cell that decodes the mRNA molecule and manufactures proteins, to enable the ribosome to read through premature nonsense stop signals on mRNA and allow the cell to produce a full-length, functional protein. As a result, we believe that Translarna has the potential to be an important therapy for nmDMD, nmCF, nmMPS I, nonsense mutation aniridia, nonsense mutation Dravet syndrome/CDKL5, and other genetic disorders for which a nonsense mutation is the cause of the disease. Genetic tests are available for many genetic disorders, including those noted above, to determine if the underlying cause is a nonsense mutation. Translarna has been generally well tolerated in all of our clinical trials to date, which have enrolled over 1,000 individuals to date.

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

        Because the dystrophin gene is located on the X chromosome, Duchenne muscular dystrophy occurs almost exclusively in young boys. According to Parent Project Muscular Dystrophy, Duchenne muscular dystrophy occurs in approximately 1 in 3,500 live male births. Based on this prevalence data, we estimate that Duchenne muscular dystrophy affects a total of approximately 15,000 boys and adolescents in the United States. Based on data from Orphanet, a public reference portal for information on rare disorders and orphan drugs, we estimate that Duchenne muscular dystrophy affects a total of approximately 19,000 boys and adolescents in the European Union. Genetic tests are available to determine if a patient's Duchenne muscular dystrophy is caused by a nonsense mutation. Based on information from Prior, et al. (1995) in the American Journal of Human Genetics, we estimate that a nonsense mutation is the cause of Duchenne muscular dystrophy in approximately 13% of patients. Overall, we estimate that the potential opportunity for a treatment for nonsense mutation DMD is approximately 7,000 patients worldwide including approximately 2,000 patients in the United States and approximately 5,000 patients outside of the United States, including the European Union, Latin America, Japan and Australia. nmDMD is an ultra-rare, life threatening disorder. Without treatment, patients with Duchenne muscular dystrophy typically lose walking ability by their early teens, require ventilation support in their late teens and, eventually, die due to heart and lung failure. The average age of death for Duchenne muscular dystrophy patients is in their mid-twenties.

Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy

European Economic Area.

        We received marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014, which is conditioned upon our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted to the EMA in January 2016.

        The marketing authorization allows us to market Translarna in the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein. The marketing authorization granted by the EEA in August 2014 was primarily based on safety and efficacy results and our retrospective analyses of study data submitted from our 48-week, 174-patient Phase 2b double-blind, placebo controlled trial completed in 2009, or our Phase 2b trial.

        Marketing authorization is required in order for PTC to begin the market access process, including pricing and reimbursement negotiations, on a country-by-country basis with each country in the EEA. The market access process varies from country to country and can take over 18 months. See "Business—Commercial Matters—Market Access Considerations" and "Risk Factors—Risks Related to

the Development and Commercialization of our Product and our Product Candidates" for further information regarding the market access process and attendant risks.

        Our marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations. We plan to seek to renew the marketing authorization on an annual basis until a marketing authorization that is not subject to any specific conditions is granted, if ever.

        In August 2015, the EMA renewed the marketing authorization for Translarna for the treatment of nmDMD for one year. In January 2016, we fulfilled the principal condition of the marketing authorization when we submitted the results of ACT DMD to the EMA. In connection with our submission of the ACT DMD report to the EMA, we requested that this condition to our marketing authorization be removed and that a full marketing authorization be granted. We currently anticipate the CHMP will make its recommendation to the EMA with respect to this request in mid-2016.

        On a parallel track, while the EMA considers our request to remove the condition to our marketing authorization in the EEA, we submitted our second annual renewal request to the EMA in February 2016. We expect, if granted, the renewal would be effective August 2016 for a one-year period. In connection with its review of our renewal application, the EMA will also take into account the results of ACT DMD as well as our request, described above, to have the primary condition removed from our current marketing authorization.

        In connection with our requests to the EMA described above, the EMA may recommend the granting of a marketing authorization that is no longer subject to any further specific conditions, may recommend the imposition of new conditions to our marketing authorization, or may make other recommendations. Evaluation of the new data submitted to the EMA in our ACT DMD report may change the EMA's view of the risk-benefit balance of the marketing authorization. There is substantial risk that the EMA will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy our obligations under the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna for the treatment of nmDMD changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

        Even if we are granted a marketing authorization that is no longer subject to specific obligations, we would continue to be required to follow renewal requirements in line with applicable regulations in the EEA. Generally, a marketing authorization in the EEA that is not subject to conditions is valid for five years, and is renewable upon application. If renewed following this five year period, the marketing authorization would then be valid for an unlimited period, unless the EMA or other competent authority decides to require an additional five-year renewal requirement.

        As the marketing authorization holder, we are obligated to monitor the use of Translarna for nmDMD to detect, assess and take required action with respect to information that could impact Translarna's safety profile and to report this information, via pharmacovigilance submissions, to the EMA. Following its assessment of these submissions, the EMA can recommend to the European Commission actions ranging from the continued maintenance of the marketing authorization to its withdrawal.

        See "Business—Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy" for further information regarding ACT DMD and our Phase 2b trial as well as meta-analysis of the data from both trials.

United States.

        We submitted our completed New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, in December 2015 with our ACT DMD analyses, after commencing our submission on a rolling basis in December 2014.

        As disclosed on the morning of February 23, 2016, on the evening of February 22, 2016, we received a Refuse to File letter from the FDA regarding our NDA, for Translarna for the treatment of nmDMD. The FDA stated in the Refuse to File letter that our NDA was not sufficiently complete to permit a substantive review.

        Specifically, we were notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. We need further discussion with FDA to understand their current perspective on our subgroup analysis. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. While other comments and requests are noted in the letter as items to be addressed if the NDA is resubmitted, the FDA specified that they were not related to its refusal to file our NDA.

        We continue to believe that the results of ACT DMD and the totality of clinical data across our two large, randomized, placebo-controlled trials provide substantial evidence of the effectiveness of Translarna and demonstrate a clinically meaningful benefit of Translarna for the treatment of nmDMD. We disagree with the manner in which our data has been characterized in the Refuse to File letter and we are initiating dialogue with the FDA to discuss and clarify the matters set forth in the letter and determine our best path forward.

        We also believe we supplied adequate information with respect to potential for abuse in our submission. As noted in our NDA, in our review of our in vitro and in vivo non-clinical data as well as the clinical safety database, we have not seen evidence of central nervous system effects associated with abuse potential. Therefore, further studies to assess abuse potential in animals or humans were not performed. For additional information with respect to the safety profile of Translarna in our ACT DMD and Phase 2b trials, see "Item 1. Business—Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy."

        Until we are able to meet with the FDA to obtain further clarity on the matters set forth in its letter, we are unable to fully assess our potential path forward for Translarna for the treatment of nmDMD in the United States, including whether we will submit a new or revised NDA and the agency's willingness to review, and the outcome of, any such submission. As a result, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful, may enable FDA review of an NDA submission. Any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time.

        See "Item 1. Business—Government Regulation—The new drug approval, or NDA, process" below for further discussion with respect to the NDA process.

        History of FDA Interactions.    As previously disclosed, in February 2012, we discussed the design of a proposed Phase 3 clinical trial, which became ACT DMD, with the FDA. In that meeting, although the FDA indicated that the adequacy of data for filing and approval of an NDA would remain review issues, the FDA had no objections to key elements of our proposed trial design, including the eligibility criteria for patients based on baseline 6-minute walk distance, use of the 6-minute walk test as the primary efficacy endpoint and inclusion of timed tests of muscle function as key secondary endpoints, or the absence of any measure of dystrophin. We met with the FDA in August 2014 to discuss our proposed rolling NDA submission and initiated that submission in December 2014. We submitted our draft statistical analysis plan to the FDA in the spring of 2015, which included pre-specified, sub-group, and meta-analyses. We subsequently received comments from the FDA, which were incorporated before submitting our final statistical analysis plan, and prior to our unblinding of the study.

        In 2010, in connection with our NDA based on our Phase 2b data, we had received a refuse to file letter from the FDA. The FDA refused to file this NDA on the grounds that the single placebo controlled Phase 2b clinical trial contained in the NDA did not achieve statistical significance in the pre-specified analysis. In December 2011, we filed with the FDA a formal dispute resolution request concerning the NDA. We requested review of the issues related to the FDA's refusal to file the NDA and a prospective resubmission of the NDA with updated information and analyses. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2010 NDA. In the current Refuse to File letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.

Other Territories.

        Translarna received marketing authorization for the treatment of nmDMD in Israel in August 2015 and South Korea in December 2015. The marketing authorization in Israel is due for renewal in July 2016 and in South Korea is due for renewal in December 2020, and has a condition to submit the clinical study report from ACT DMD by December 2016 to the South Korean Ministry of Food and Drug Safety. Many territories outside of the European Economic Area, including Israel and South Korea, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. As a result, maintenance of marketing authorization in these 2 countries, will depend on the renewal and approval by the EMA for Translarna in EU region. We may not be able to maintain our marketing authorizations in these regions in the event that the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the European Economic Area.

        During 2015, we also began pursuing marketing authorizations for Translarna for the treatment of nmDMD in Canada and Switzerland. During 2016 and future years, we intend to submit marketing authorization requests for Translarna for the treatment of nmDMD in additional territories, using both internal and external resources.

Early Access Programs.

        We have been making Translarna for the treatment of nmDMD available through reimbursed early access programs, or EAP programs, in selected countries where funded named patient or cohort programs exist, both within the EEA and in other territories. Many of these programs also reference the EMA's determinations with respect to our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia, France, Greece, Israel, Italy, Peru, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, and Turkey. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or "named" patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories other than France and Italy, which are cohort programs.

Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy

Background—Phase 3 clinical trial of Translarna for nmDMD

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

        We continue to believe that the results of ACT DMD and the totality of clinical data across our two large, randomized, placebo-controlled trials (ACT DMD and our prior Phase 2b trial, Study 007), including pre-specified analyses as well as retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna is active and showed clinically meaningful benefits over placebo in these trials. However, we did not achieve the primary efficacy endpoint in either trial with the pre specified level of statistical significance and on February 22, 2016, we received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD stating that, in the view of the FDA, our NDA was not sufficiently complete to permit a substantive review.

        Specifically, we were notified in the Refuse to File letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. We need further discussion with FDA to understand their current perspective on our subgroup analysis.

        In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. While other comments and requests are noted in the letter as items to be addressed if the NDA is resubmitted, the FDA specified that they were not related to its refusal to file our NDA. See "Item 1. Business—Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy—United States" for additional information with respect to our history of interactions with the FDA with respect to Translarna for the treatment of nmDMD.

        There is also substantial risk that in addition to the matters discussed above, the EMA and regulators in other territories may not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials.

Analysis of Results—Phase 3 clinical trial of Translarna for nmDMD

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

        Safety and tolerability.    The results of ACT DMD confirmed the favorable safety profile of Translarna seen in the Phase 2b trial. Translarna was generally well tolerated in our Phase 3 clinical trial. There were two study discontinuations due to adverse events, including one in the Translarna arm (constipation) and one in the placebo arm (disease progression). Most treatment-emergent adverse events were mild or moderate in severity. The most common adverse events in this trial were vomiting (20.4% overall), nasopharyngitis (20.0%), headache (18.3%), and fall (17.8%). These events were generally balanced across treatment arms and are typical of pediatric illnesses and/or patients with DMD. Adverse events with at least a 10% incidence in either treatment arm that were seen with increased frequency from the placebo group to the Translarna 40 mg dose group were vomiting (18.3% for placebo, 23.6% for the Translarna 40 mg group), nasopharyngitis (19.1% for placebo, 20.9% for the Translarna 40 mg group), fall (17.4% for placebo, 18.3% for the Translarna 40 mg group), cough (11.3% for placebo, 16.5% for the Translarna 40 mg group) diarrhea (8.7% for placebo, 17.4% for the Translarna 40 mg group), and pyrexia (10.4% for placebo, 13.9% for the Translarna 40 mg group). An overview of adverse events in this trial is shown in the table below.

Overview of treatment-emergent adverse events in Phase 3 clinical trial (as-treated population)

Parameter	Placebo N=115	Translarna 40 mg group N=115	All patients N=230
Patients with ≥ 1 adverse event	101 (87.8)%	103 (89.6)%	204 (88.7)%

Adverse events by severity
Grade 1 (mild)	54 (47.0)%	61 (53.0)%	115 (50.0)%
Grade 2 (moderate)	37 (32.2)%	35 (30.4)%	72 (31.3)%
Grade 3 (severe)	9 (7.8)%	7 (6.1)%	16 (7.0)%
Grade 4 (life-threatening)	—	—	—

Adverse events by relatedness
Unrelated	47 (40.9)%	44 (38.3)%	91 (39.6)%
Unlikely	30 (26.1)%	20 (17.4)%	50 (21.7)%
Possible	18 (15.7)%	27 (23.5)%	45 (19.6)%
Probable	6 (5.2)%	12 (10.4)%	18 (7.8)%

Discontinuations due to adverse events	1 (0.9)%	1 (0.9)%	2 (0.9)%

Serious adverse events	4 (3.5)%	4 (3.5)%	8 (3.5)%

Deaths	—	—	—

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

        The pre-specification of our key subgroups was scientifically justified based upon knowledge of the biology of the disease and the evolving understanding of the natural history of the six minute walk test in DMD patients. We considered the pre-specified less than 350 meter baseline 6MWD population as a key subgroup based on the knowledge that 350 meters represents a transition point for patients towards a more rapid decline in walking ability as supported by analysis from our Phase 2b trial. Furthermore, we considered the pre-specified 300 to 400 meter baseline 6MWD population as a key subgroup based on an increasing understanding of the sensitivity limitations of the six minute walk test as an endpoint in 48-week studies. Natural history data suggests that the 6MWT may not be the optimal tool to demonstrate efficacy in patients with either a baseline 6MWD of less than 300 meters, as these patients have significant muscle loss as monitored by magnetic resonance spectroscopy and are at high risk for losing ambulation regardless of treatment, or in high walking patients, such as those with a baseline 6MWD at or greater than 400 meters, as these patients are likely to remain stable over a 48 week testing period.

        By defining these key subgroups, we thereby also defined corresponding complement subgroups of patients with baseline 6MWD greater than or equal to 350 meters, greater than or equal to 400 meters, and less than 300 meters. We also pre-specified a meta-analysis of the combined results from ACT DMD and the Phase 2b ambulatory decline phase patients.

        Pre-specified sub-group analysis.    We saw strong evidence of clinical benefit in the pre-specified subgroup of patients with baseline 6MWD between 300 and 400 meters. Specifically, we observed a benefit in Translarna-treated patients of 47 meters (nominal p=0.007) in the 6MWT in this subgroup. This benefit was consistent with an observed benefit of 49 meters (nominal p=0.026) in our Phase 2b clinical trial in the 300 to 400 meters baseline 6MWD population. We also saw clinically meaningful benefit for Translarna over placebo in each of the timed function tests, including observed results in time to run/walk 10 meters (2.1 seconds; nominal p=0.066), time to climb four stairs (3.6 seconds; nominal p=0.003), and time to descend four stairs (4.3 seconds; nominal p<0.001). The hazard ratio for Translarna versus placebo was 0.79 (nominal p=0.418) for 10% 6MWD worsening. In addition, a benefit of 4.5 points over placebo (nominal p=0.041) was observed in the NSAA test, which we believe is clinically meaningful. We believe that the benefits observed in this key pre-specified subgroup support the use of the 6MWT in the patients with a walking ability in the 300 to 400 meters range and the understanding that the reliability of the 6MWT over a 48 week period was limited at both the lower and upper ends of our 6MWD enrollment range.

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

        Pre-specified meta-analysis.    The meta-analysis of efficacy results from the ACT DMD ITT population and Phase 2b ambulatory decline phase subgroup demonstrated a statistically significant 21 meter improvement in 6MWD (p = 0.015) favoring Translarna. Additionally, the meta-analysis showed statistically significant benefit for Translarna over placebo across each timed function test including time to run/walk 10 meters (1.4 seconds; p=0.025), time to climb four stairs (1.6 seconds; p =0.018) and time to descend four stairs (2.0 seconds; p=0.004). The hazard ratio for Translarna versus placebo was 0.66 (p=0.023) for 10% 6MWD worsening. We believe that we are able to demonstrate a statistically significant efficacy outcome in the 6MWD in the meta-analysis, despite the significant variability in baseline 6MWD among patients in both ACT DMD and the Phase 2b ambulatory decline phase, due to the substantially larger patient population available in the pooled analysis.

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

        Statistical Considerations.    The pre-specified meta-analysis results, which favored Translarna in the 6MWT and each of the timed function tests, are considered statistically significant. In the pre-specified subgroups of ACT DMD patients with a baseline 6MWD less than 350 meters and 300 to 400 meters, the p-values for the 6MWT and each of the timed function tests are considered nominal. For information with respect to the use of nominal p-values and post-hoc analyses, see the risk factor: "Our conclusions regarding the activity and potential efficacy of Translarna in nmDMD are primarily based on pre-specified meta-analysis and subgroup analyses of ACT DMD data and retrospective analyses of the results of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, our conclusions regarding the activity and potential efficacy of Translarna in nmCF are primarily based on retrospective analyses of the results of our completed Phase 3 clinical trial of Translarna for nmCF. Other than pre-specified meta-analyses, results of our analyses are expressed as nominal p-values, which are generally considered less reliable indicators of efficacy than adjusted p-values. In addition, retrospective analyses are generally considered less reliable than pre-specified analyses."

        Participation Criteria and Stratification.    Certain key inclusion criteria were specified in the ACT DMD trial protocol for enrollment: the patient had to be 7 through 16 years of age; at the screening visit the patient had to be able to walk no more than 80% of predicted 6MWD compared to healthy boys matched for age and height, but have the ability to walk at least 150 meters during the 6MWT; and the patient must have used systemic corticosteroids for a minimum of six months prior to start of treatment. The ACT DMD trial protocol provided for the exclusion of patients from the trial if, among other things, they recently used systemic aminoglycoside antibiotics, recently initiated or changed corticosteroid therapy or previously received Translarna treatment. Patients enrolled in ACT DMD underwent 48 weeks of blinded treatment prior to the final analysis and the randomization was stratified based on age (<9 years versus ≥9), baseline 6MWD (<350 versus ≥350 meters), and duration of prior use of corticosteroids (<12 months versus ≥12 months).

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

        In the corrected ITT analysis, the difference between the 40 mg group and placebo in mean change in 6-minute walk distance over 48 weeks was 31.3 meters. We observed clear separation between the 40 mg group and placebo, with the difference between the arms increasingly favoring the 40 mg group over time. The resulting nominal p-value for the comparison of mean change in 6- minute walk distance from baseline to week 48 for the 40 mg group versus placebo was 0.0281. However, because two dose levels were compared to placebo, we were required to apply a multiplicity adjustment, which yielded a final adjusted p-value of 0.0561 for the 40 mg group versus placebo.

        Although we believe that our additional analyses of the trial results were warranted, a retrospective analysis performed after unblinding trial results can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results. In addition, nominal p-values cannot be compared to the benchmark p-value of 0.05 to determine statistical significance without being adjusted for the testing of multiple dose groups or analyses of subgroups. Because of these limitations, regulatory authorities typically give greatest weight to results from pre- specified analyses and adjusted p-values and less weight to results from post-hoc, retrospective analyses and nominal p-values.

        Secondary endpoints.    Patients in the 40 mg group trended better than the placebo group in several of the secondary endpoints tracked during this trial, however the trial was not powered to detect statistically significant differences in secondary endpoints. Patients in the 40 mg group and exceeded the clinically meaningful threshold of 1.5 seconds for stair-climbing and stair- descending in the ITT analysis and for running/walking in the corrected ITT analysis. In a supine to stand test, we did not observe any difference between Translarna and placebo. Other secondary endpoints showed trends favoring patients treated with Translarna, but at levels below a threshold considered to be clinically meaningful, including: muscle strength (tested through myometric evaluations), frequency of falls (based on patients/caregiver notation), and health related quality of life and treatment satisfaction (based on patient reports).

        Safety and tolerability.    Translarna was generally well tolerated at both dose levels in our Phase 2b clinical trial. There were no study discontinuations due to adverse events. Most treatment-emergent adverse events were mild or moderate in severity. Investigators' attributions of drug-related adverse effects were generally similar across the placebo and Translarna arms. The most common adverse events in this trial were vomiting (46.6% overall), headache (29.3%), diarrhea (24.1%), nasopharyngitis (20.7%), fever (19.0%), cough (19.0%) and upper abdominal pain (17.8%). These events were generally balanced across treatment arms and are typical of pediatric illnesses. Adverse events with at least a 10% incidence in any treatment arm that were seen with increased frequency from the placebo group to the Translarna 40 mg dose group to the Translarna 80 mg dose group were nausea (12.3% for placebo, 14.0% for the Translarna 40 mg group and 16.7% for the Translarna 80 mg group), abdominal pain (7.0% for placebo, 12.3% for the Translarna 40 mg group and 16.7% for the Translarna 80 mg group), pain in extremity (10.5% for placebo, 12.3% for the Translarna 40 mg group and 13.3% for the Translarna 80 mg group), flatulence (7.0% for placebo, 8.8% for the Translarna 40 mg group and 11.7% for the Translarna 80 mg group) and nasal congestion (7.0% for placebo, 8.8% for the

Translarna 40 mg group and 10.0% for the Translarna 80 mg group). An overview of adverse events in this trial is shown in the table below.

Overview of treatment-emergent adverse events in Phase 2b clinical trial (as-treated population)

Treatment arm
Parameter	Placebo N=57	Translarna 40 mg group N=57	Translarna 80 mg group N=60	All patients N=174
Patients with ≥ 1 adverse event	56 (98.2)%	55 (96.5)%	57 (95.0)%	168 (96.6)%

Adverse events by severity
Grade 1 (mild)	21 (36.8)%	16 (28.1)%	20 (33.3)%	57 (32.8)%
Grade 2 (moderate)	26 (45.6)%	31 (54.4)%	27 (45.0)%	84 (48.3)%
Grade 3 (severe)	9 (15.8)%	8 (14.0)%	10 (16.7)%	27 (15.5)%
Grade 4 (life-threatening)	—	—	—	—

Adverse events by relatedness
Unrelated	14 (24.6)%	8 (14.0)%	11 (18.3)%	33 (19.0)%
Unlikely	16 (28.1)%	17 (29.8)%	13 (21.7)%	46 (26.4)%
Possible	20 (35.1)%	25 (43.9)%	29 (48.3)%	74 (42.5)%
Probable	6 (10.5)%	5 (8.8)%	4 (6.7)%	15 (8.6)%

Discontinuations due to adverse events	—	—	—	—

Serious adverse events	3 (5.3)%	2 (3.5)%	2 (3.3)%	7 (4.0)%

Deaths	—	—	—	—

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

Observational study and open label, extension trials of Translarna for treatment of nmDMD

        We are undertaking a multicenter, observational post-approval safety study of patients receiving Translarna on a commercial basis, per the Pharmacovigilance Risk Assessment Committee of the EMA and in collaboration with TREAT-NMD and the Cooperative International Neuromuscular Research Group. During the study we will gather data on Translarna safety, effectiveness, and prescription patterns in routine clinical practice. An open label, extension trial involving patients who participated in ACT DMD is also ongoing, across multiple sites in the United States, Europe and other territories. Two open label, extension trials involving patients from the United States, Europe, Israel, Australia, and Canada who had participated in our prior trials for nmDMD are also on-going.

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

Ongoing clinical development of Translarna in nonsense mutation cystic fibrosis

        Enrollment for ACT CF, our second global, confirmatory Phase 3 clinical trial of Translarna for patients with nmCF, was completed in November 2015. ACT CF was initiated in the second quarter of 2014 to evaluate the efficacy and safety of Translarna in patients with nmCF and is a randomized, double-blind, placebo-controlled, study of Translarna in patients six years of age or older with nmCF not receiving chronic inhaled aminoglycosides. We have enrolled approximately 280 patients in ACT CF and expect to have initial, top-line data available in early 2017.

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

Open label extension trials of Translarna for treatment of nmCF

        An open label extension trial is available to ACT CF patients in countries where Translarna is not then commercially available upon each patient's successful completion of blinded treatment. Patients in the extension trial will receive Translarna in the same dosing regimen as in ACT CF. A different open label, extension trial is ongoing across multiple sites in the United States, Europe and Israel involving patients who participated in our prior Phase 3 trial in nmCF and who have not received chronic inhaled aminoglycosides within four weeks prior to screening.

Summary of regulatory status and strategy for Translarna in nmCF

Variation Submission with the EMA.

        During the third quarter of 2015, we submitted a Type II variation to our marketing authorization of Translarna in the EEA for the treatment of nmDMD, described above, to request approval of Translarna for the treatment of nmCF. Our variation submission was primarily based on the data from our prior completed Phase 3 clinical trial in nmCF.

        At its December 2015 meeting, the EMA's Committee for Medicinal Products for Human Use, or CHMP, discussed the efficacy of Translarna in nmCF patients as a whole and in a subgroup of patients without concomitant treatment with inhaled aminoglycosides and Translarna's potential for renal and urinary toxicity. At the meeting the CHMP adopted a request for supplementary information with respect to our variation submission and we are preparing our response.

        Approval of the marketing authorization variation by the European Commission will depend on the EMA's assessment of the relative benefits and risks of approval of Translarna for the treatment of nmCF and our ability to provide comprehensive clinical data from a confirmatory trial, such as ACT CF. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. If approved, we expect that the EMA will require us, as a post-approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna for the treatment of nmDMD, such authorization will continue to be subject to annual review and renewal by the European Commission following reassessment by the EMA. See "Item 1A. Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the conditions of our marketing authorization in the EEA, including the annual EMA reassessment process and the factors taken into consideration by the EMA in connection with its risk benefit balance process.

ACT CF Trial Design.

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

        We had interactions with the FDA in 2012 and 2013 with regards to, respectively, our completed Phase 3 clinical trial of Translarna for the treatment of nmCF and the clinical trial design which would have the potential to support an NDA. While we have incorporated feedback from the FDA into our ACT CF trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV1, CF pulmonary exacerbations, and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. FEV1 is the primary endpoint in ACT CF, with CF pulmonary exacerbations and body mass index as secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and our earlier discussions with the FDA. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results.

        During 2015, the FDA approved another company's drug based on data from two Phase 3 clinical trials for the treatment of cystic fibrosis caused by a Class II mutation. These trials used absolute change in percent predicted forced expiratory volume in one second as the primary endpoint and absolute change in body mass index and number of pulmonary exacerbations as secondary endpoints. We believe the endpoints utilized in these trials are consistent with the endpoints we are utilizing in ACT CF. Additionally, we believe that the results achieved in these trials support our position that stabilization or moderate improvement in FEV1 outcomes over the course of 48 weeks is clinically meaningful in more severe classes of cystic fibrosis. However, there can be no assurance that the FDA will agree with our interpretation of this data or the conclusions we have reached, even if we successfully achieve the primary and secondary endpoints established for ACT CF.

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

        Subgroup analysis of patients under the age of 18 not receiving inhaled antibiotics.    Natural history data for cystic fibrosis suggests that patients under 18 years of age experience more rapid rates of decline in pulmonary function. As noted above, post hoc analysis of data from this trial indicates that patients not using chronic inhaled antibiotics experienced a benefit in relative change from baseline in percent-predicted FEV1 favoring the Translarna-treated group versus placebo at week 48, with fewer pulmonary exacerbations in the Translarna-treated group. Given the natural history of the disease and the data from our previous Phase 3 trial, we undertook further analyses to compare pulmonary outcomes on the basis of age (under 18 years of age versus 18 years or older) in patients who did not use chronic inhaled antibotics. In this new subgroup analysis, Translarna patients under age 18 who did not use chronic inhaled antibiotics showed an increase in FEV1 over baseline, a mean relative change in predicted FEV1 of 8.4% (nominal p = 0.026) and an absolute change in predicted FEV1 of 5.4%

(nominal p = 0.019). In addition, Translarna patients under age 18 who did not use chronic inhaled antibiotics also showed a 60% reduction in exacerbation rate (nominal p = 0.024).

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

Translarna™ for additional indications

        Over the last six years multiple independent investigators have conducted preclinical studies in which Translarna enabled readthrough of the premature stop codons from a large set of nonsense mutations across a diverse group of experimental models exhibiting various genetic disorders. The studies evaluated Translarna's ability to read through premature stop codons in mRNA in cell-free systems, transfected cell lines, mouse models and patient cells. Based on these studies by independent investigators in addition to our own trials and studies, we expect to continue to pursue additional indications for Translarna, including nmMPS I and aniridia caused by nonsense mutation and, via an investigator initiated study, Dravet syndrome/CDKL5 caused by nonsense mutation.

Nonsense mutation aniridia

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

        Our investigational new drug, or IND, application to the FDA for the initiation of clinical assessment of Translarna in nonsense mutation aniridia has been accepted by the FDA. The first patient in the study, which we refer to as STAR, was dosed in February 2016. STAR is a Phase 2, randomized, double-masked, placebo-controlled study of Translarna in patients with aniridia caused by a nonsense mutation. Patients will receive masked study drug for 48 weeks followed by open-label Translarna for another 48 weeks. Safety and efficacy will be assessed.

Nonsense mutation Dravet syndrome/CDKL5

        Dravet syndrome and CDKL5 are two different genetically defined disorders of epilepsy. Dravet syndrome, also called severe myoclonic epilepsy of infancy, is a debilitating form of epilepsy caused by defects in the sodium voltage gated channel a1 subunit gene required for the proper function of brain cells. People with Dravet syndrome experience frequent seizures and developmental delays. CDKL5 is caused by a mutation of the Cyclin-dependent kinase-like 5 (CDKL5) gene leading to a lack of the protein critical in brain development. CDKL5 is characterized by in seizures starting early in life and severe developmental impairment.

        An IND for the initiation of clinical assessment of Translarna in nonsense mutation Dravet syndrome/CDKL5 has been submitted to the FDA.

Nonsense mutation Mucopolysaccharidosis type I (nmMPS I)

        MPS I is an inherited genetic disorder caused by a deficiency in an essential enzyme that is responsible for the breakdown of byproducts of chemical reactions in the body's cells. It is estimated that 60 percent to 80 percent of cases of MPS I are caused by a nonsense mutation. While enzyme replacement therapies are on the market, there remains significant unmet medical need for the development of new treatments that can target the underlying cause of the disorder.

        During the first quarter of 2015, we amended the trial design for our Phase 2, multicenter, proof-of-concept study to evaluate the safety and pharmacokinetics of Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy, which has contributed to delays in site initiation and patient accrual. Patients enrolled will participate in the study for approximately

12 weeks of Translarna treatment. The pharmacodynamic activity of Translarna in nmMPS I will also be explored via assessment of GAG levels in cerebrospinal fluid, urine, and blood.

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

        In November 2011, we entered into a collaboration and licensing agreement with Roche which included a $30 million upfront payment, the potential for up to $460 million in milestone payments and royalties on net sales. Roche is responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. A lead development compound, RG7800, was selected to move into IND-enabling studies in August 2013, triggering a milestone payment to us from Roche of $10 million. In 2014, we received two milestone payments from Roche totaling $17.5 million, one in January 2014 upon the initiation of a Phase 1 clinical study of RG7800 and in November 2014, upon the initiation of a Phase 2 clinical study of RG7800. We also previously received $13.3 million in sponsored research funding for this program from the Spinal Muscular Atrophy Foundation.

        Two compounds are currently in clinical development within the SMA program, RG7800 and RG7916.

        In January 2016, we announced the initiation of a Phase 1 study in healthy volunteers to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of RG7916. Upon completion of this study, we and our collaboration partners expect to utilize data from this Phase 1 study to compare the profiles of the RG7800 and RG7916 compounds to determine the best path forward for our SMA program.

        The more advanced compound, RG7800, is the subject of a Phase 2 randomized, double-blind, placebo-controlled study called Moonfish in adult and pediatric patients with SMA. Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate a non-clinical safety finding observed in a longer-term animal study. Clinical data from the first cohort of patients enrolled in the Moonfish study were highlighted during the fourth quarter of 2015 in a late breaking oral session at the 20th International Congress of the World Muscle Society. Results from the first cohort on Moonfish, which included 13 adult and adolescent SMA patients, demonstrated that

SMN protein can be increased with RG7800, providing proof of mechanism for oral small molecule SMN2 splicing modifiers. Up to three-fold increases in the ratio of full length SMN2 mRNA to SMN2Δ7 mRNA and up to two-fold increases in SMN protein were observed versus baseline, as measured in whole blood. RG7800 was well tolerated over 12 weeks at a dose of 10 mg once daily. In addition, a dose-dependent effect on SMN2 alternative splicing was observed in a previous Phase 1 clinical study of RG7800 in healthy volunteers.

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

        A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors initiated in April 2015 and is ongoing. Data from this study are expected in 2016.

        PTC596 is a first-in-class, orally bioavailable and potent small molecule that targets tumor stem cell populations by reducing the activity and amount of a protein called BMI1. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma. In in vitro assays, PTC596 preferentially depleted cancer stem cells derived from glioblastoma, fibrosarcoma, prostate and colon cancers. In contrast, the widely used cytotoxic chemotherapeutic agents carboplatin, temozolomide, methotrexate and indibulin enriched the population of cancer stem cells in these same assays.

        In animal cancer models using human tumors, 2x/week oral dosing of PTC596 provided tumor control, including reduction of tumor size. PTC596 and the commonly used chemotherapeutic agent, paclitaxel, both effectively controlled tumor growth in these animal models. However, PTC596, but not paclitaxel, decreased BMI1 levels, indicating a reduction in cancer stem cells. Consistent with this reduction in BMI1 levels, tumors treated with PTC596 had lower levels of cancer stem cells capable of initiating a new tumor than did either untreated tumors or tumors treated with paclitaxel when transplanted into a naïve mouse. PTC596 is well tolerated at therapeutically effective doses in animals. Preliminary data from animal models suggest that PTC596 may preferentially target cancer stem cells without targeting normal stem cells.

        We believe that reducing levels of BMI1 therefore represents a promising new therapeutic strategy to treat drug and radiation- resistant cancers.

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

Our Approach

        Our approach to drug discovery and development is to systematically target post-transcriptional control processes that can be modulated by small- molecule therapeutics. We believe that focusing on post-transcriptional control processes will enable us both to address known drug targets through new mechanisms of action and to pursue a broad range of targets that have previously not been amenable to drug discovery. We believe that a large number of promising post-transcriptional control drug targets remain unexploited, providing a significant opportunity for our integrated and systematic approach to drug discovery. This technology also has broad applicability to address intractable drug targets in a wide variety of diseases for which there is an unmet medical need, including genetic disorders, cancer, and musculoskeletal disorders, as well as inflammation, metabolic disorders, cardiovascular conditions and neurological disorders.

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

Our Collaborations and Funding Arrangements

        We currently have ongoing collaborations with Roche and the SMA Foundation. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations. In addition to these material collaboration and funding agreements, which are described in more detail below, we have a collaboration focused on translational research for discovering and developing new treatments for orphan disorders with the University of Pennsylvania's Center for Orphan Disease Research & Therapy. In addition, during 2015 we announced our research collaboration with Massachusetts General Hospital, or MGH, a Partners Healthcare hospital, for the treatment of rare genetic disorders resulting from pre-mRNA splicing defects pursuant to which we have certain licensing, development and commercialization obligations to MGH.

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

        Payments and Contingent Payments.    Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325 million in payments if specified sales milestones are achieved. To date, we have earned $27.5 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to Phase 2 clinical study in SMA patients. We are also entitled to tiered single-digit to mid-teen royalties on worldwide net product sales of products developed pursuant to the collaboration. Roche's obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.

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

        The other agreement, entered into in December 2011, relates to the research and development of small molecule compounds that target life-threatening infections caused by multidrug-resistant Gram-negative bacteria. Pursuant to this agreement, Wellcome Trust awarded us a $5.0 million grant, of which approximately $1.7 million was paid in connection with execution of the agreement. In connection with the achievement of a specified milestones, we received $1.6 million in 2013, $0.8 million in 2014 and $0.7 million in 2015. The balance of the grant is payable based on our achievement of an additional milestone.

        Development and commercialization.    We own all intellectual property that arises from the conduct of the research programs under these funding agreements, which we refer to as program intellectual property, and are responsible for developing and commercializing the program intellectual property, including PTC596 (for our cancer stem cell program), and other compounds. However, we will require Wellcome Trust's written consent prior to any such development or commercialization. If Wellcome Trust withholds such consent and we and Wellcome Trust are not able to resolve Wellcome Trust's concerns, the parties have agreed to follow a specified dispute resolution procedure that gives neither party final decision-making authority.

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

        Continuing financial obligations—cancer stem cell program.    To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves, we may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $35.6 million and single-digit royalties on sales of any research program product. We expect that a milestone payment of $0.8 million will be made by us to Wellcome Trust under this agreement during the second quarter of 2016.

        Continuing financial obligations—antibacterial program.    To the extent that we develop and commercialize program intellectual property on a for- profit basis ourselves, we may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $33.3 million and single-digit royalties on sales of any research program product.

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

        As of February 11, 2016, our patent portfolio included a total of 94 U.S. patents and 75 U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts to many of these patents and patent applications. We own or exclusively in-license these patents and patent applications with claims directed to the composition of matter, pharmaceutical formulation and methods of use of many of our compounds, including ataluren, the active ingredient in the formulated product Translarna™.

        The patent rights relating to Translarna™ (ataluren) owned by us consist of 24 issued U.S. patents relating to composition of matter, methods of use, formulation, dosing and methods of manufacture and multiple pending patent applications relating to composition of matter, methods of use, formulation, dosing and methods of manufacture. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. An issued U.S.

patent relating to therapeutic method of use is currently scheduled to expire in 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, South America, Europe, Africa, Asia and Eurasia. We own five granted European patents relating to composition of matter, uses, dosing and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. The expiration dates of the granted and allowed European patents occur for composition of matter in 2024, for dosing regimens in 2026 and 2027, respectively, and for the manufacturing process in 2027. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

        Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based obtaining a Supplementary Protection Certificate (SPC). We have applied for SPCs in all applicable European countries in which we have a European patent and expect that all will be granted. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. In the future, if and when our product candidates receive approval by the FDA or other non-European foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

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

        We obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our cancer stem cell program through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in 2016. We have a relationship with two manufacturers that are capable of providing fill and finish services for our finished commercial and clinical product, although we are still in the process of finalizing arrangements with one of these manufacturers with respect to commercial product services. During 2016, we anticipate engaging a third manufacturer to provide fill and finish services for both commercial and clinical product.

        We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates. We expect to engage in discussions with certain third-party suppliers and manufacturers with respect to commercial supply agreements for Translarna bulk drug substance and product during 2016. We may be unable to conclude agreements for commercial or clinical supply with third-party manufacturers, or may be unable to do so on acceptable terms. We currently obtain our supplies of Translarna and our other product candidates from our third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If any of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, however we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.

        All of our drug candidates are organic compounds of low molecular weight, generally called small molecules. We have selected these compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and reasonable cost of their starting materials. Translarna is manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2015, and none are currently expected in 2016. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

        Manufacturers and suppliers of product candidates are subject to the FDA's current Good Manufacturing Practices, or cGMP, requirements, and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and applicable foreign standards.

        We have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for clinical programs and limited commercial and EAP programs. In the first half of 2015, we engaged a third party logistics, or 3PL, provider in the European Union, which has commenced distribution of Translarna for the majority of our commercial and EAP programs on our behalf.

Research and Development Expenses

        The research and development expenses in each of our last three fiscal years is provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Commercial Matters

Sales and marketing team

        To date all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. During 2015, we engaged key members of our commercial team in North America in anticipation of potential future commercial launch activities in Canada and the United States. In addition to multiple European countries, we have employees in Latin America, Japan and Canada. As of December 31, 2015, our international team was comprised of approximately 75 employees, including support personnel and members of our commercial team who work with physicians, patient advocacy groups and other stakeholders who are involved in the treatment of patients suffering from nmDMD.

        In addition, in select territories, we have engaged full time consultants, marketing partners and distribution partners to assist us with our international commercialization efforts. We continue to evaluate new territories to determine in which geographies we might, if approved, choose to commercialize Translarna ourselves and in which geographies we might choose to collaborate with third parties. We expect that our internal team and partnership network will continue to grow, as needed, to maximize access to patients.

Customers

        During 2015, all of our product revenue was attributable to Translarna for the treatment of nmDMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed early access programs in multiple territories outside of the United States. In some territories orders for Translarna are placed directly with PTC and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 60 to 90 days after receipt of products.

        During 2015, over 10% of our net product sales were attributable to orders from one of our distributors. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 14, "Geographic Information" to our consolidated financial statements included in this Annual Report on Form 10-K.

        Translarna can generally only be returned if agreed upon in writing by us and the product is not opened nor in receipt by the final user, except in the case of quality issues associated with the product. Product is generally shipped when a specific patient is approved by the applicable government or insurer and an individual prescription has been written. The right of return is eliminated as a matter of course when the product is dispensed to patients. Since the initial product sale of Translarna in the third quarter of 2014, we have had no requests for product returns.

        In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales.

Market Access Considerations

        Translarna is currently available on a commercial basis in Austria, Czech Republic, Denmark, Hungary, Norway, and Slovakia. Commercial drug is also currently available in Germany, subject to the matters and timing discussed below. The commercial success of Translarna, and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. We have received marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older, subject to annual EMA reassessment. However, each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take over 18 months from initiation to complete. As a result, our commercial launch in the EEA will be on a country-by-country basis and we generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.

        While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in these key countries on terms that are acceptable to us. In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price that can be charged for purchases of product in that country pursuant to a reimbursed early access program.

        In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. For example, we have been engaged in market access discussions with National Health Services (NHS) England and National Institute for Health and Care Excellence (NICE) since 2014. During the fourth quarter of 2014, NHS England determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna, and in July 2015 determined that final funding decisions on Translarna for nmDMD will be made after the conclusion of a specialized appraisal process by NICE. Recently we had constructive discussions with NHS England regarding a managed access agreement, pursuant to which Translarna could potentially be made available to qualified nmDMD patients for the period of time established under a final agreement. A managed access agreement is an accordance struck between the marketing authorization holder, NICE and NHS England (with the input of patient organizations and clinical experts) allowing for a treatment to be made available to patients for a limited period of time, and facilitating further gathering of evidence on a treatments' meaningful benefit. However, our interim discussions with NHS England regarding the managed access agreement remain subject to a final positive outcome from the specialized appraisal process by NICE. A decision from NICE is expected in the coming months. In addition, the potential provision of access to Translarna in England is subject to actual reimbursement decisions by NHS England.

        In some countries, such as France and Germany, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. For example, we have had multiple discussions with the German Federal Association of the Statutory Health Insurances,

the GKV-Spitzenverband, over the course of the last several months to come to a pricing and reimbursement agreement in Germany. Recently, these discussions transitioned into an arbitration phase, where an arbitration board was convened. This process did not lead to an acceptable agreement for us on market access terms. As a result, we expect to delist Translarna from the German pharmacy ordering system. Under these circumstances, patients and healthcare professionals in Germany may be able to access Translarna through a reimbursed importation pathway possible under German law. We believe this approach will allow us to minimize any access issues for German patients while maintaining a sustainable price. However, we are required to reimburse payors in Germany the difference between the commercial price of Translarna in Germany and the unsustainable price established by the German arbitration board for sales made in Germany during the period of December 2015 until such time that we delist Translarna from the German pharmacy ordering system.

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

        Our ability to successfully obtain and maintain acceptable pricing and reimbursement terms from governments and third-party insurers on a timely basis in the countries in which we have or may obtain regulatory approval, including the EEA and other territories, has and is expected to impact significantly our net product sales quarter over quarter. For important information regarding certain pricing and reimbursement matters see "Item 1. Business—Pharmaceutical Pricing and Reimbursement" and risks to our business arising as a result matters relating to pharmaceutical pricing and reimbursement see "Item 1A. Risk Factors," including the risk factor titled "Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions."

International Operations.

        In 2014 we established our international headquarters in Dublin, Ireland. For additional information with respect to risks attendant to our current foreign operations, see "Risk Factors—All of our sales of Translarna for the treatment of nmDMD currently occur in territories outside of the United States, which subjects us to additional business risks that could adversely affect our revenue and results of operations".

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

        The key competitive factors affecting the success of Translarna and our other product candidates are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

        The competition for Translarna and our other product candidates includes the following:

  •
  Translarna for nmDMD.  There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of Duchenne muscular dystrophy. Other currently available treatments for Duchenne muscular dystrophy are only palliative. However, other biopharmaceutical companies are developing treatments for Duchenne muscular dystrophy, including palliative treatments (Marathon Pharmaceuticals and Santhera Pharmaceuticals) and treatments addressing mutations other than nonsense mutations in the DMD gene (BioMarin Pharmaceuticals and Sarepta Therapeutics). Corticosteroids, such as prednisone and deflazacort are often prescribed to treat some of the symptoms of the disease.

  •
  Translarna for nmCF.  There are currently no marketed therapeutics approved to treat the underlying cause of nmCF and we believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity. Vertex Pharmaceuticals' drugs Kalydeco and Orkambi are approved by the FDA and in other territories as a treatment for cystic fibrosis caused by other mutations in the CFTR gene, not nonsense mutation. Vertex and other companies are developing other product candidates for the treatment of cystic fibrosis for defined mutations or for all patients. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Novartis Pharmaceuticals Corporation's TOBI, Gilead Sciences, Inc.'s Cayston, and Genentech, Inc.'s Pulmozyme.

  •
  Translarna for Other Indications.  Aldurazyme, which is manufactured by BioMarin Pharmaceuticals and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Furthermore, Diacomit is marketed in the European Union by Laboratories Biocodex for the treatment of Dravet's syndrome. Other companies are also pursuing product candidates for the treatment of Dravet's syndrome, including GW Pharmaceuticals and Insys Therapeutics. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG.

  •
  Spinal Muscular Atrophy Collaboration.  Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, Ionis Pharmaceuticals, Inc. is evaluating its antisense drug as a treatment for SMA in two Phase 3 studies that were initiated in SMA patients in 2014. Other companies are also pursuing product candidates for the treatment of SMA, including Novartis Pharmaceuticals Corporation and Avexis.

Government Regulation

        Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. See "Item 1A. Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for important information regarding some of the risks to our business arising as a result of government regulation.

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

  •
  submission and FDA acceptance of a New Drug Application, or; satisfactory completion of an FDA Advisory Committee meeting, if applicable;

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

        Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 3 clinical trials usually involve comparison with placebo, standard treatments or other active comparators. These trials are intended to establish the overall risk- benefit profile of the product and provide an adequate basis for physician labeling. Phase 3 clinical trials are usually larger, more time consuming, more complex and more costly than Phase 1 and Phase 2 clinical trials.

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

        The FDA's accelerated approval process allows for potentially faster development and approval of certain drugs intended to treat serious or life- threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval process, the adequate and well-controlled clinical trials conducted with the drug establish that the drug has an effect on a "surrogate" endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical benefit other than survival or irreversible morbidity. Drugs approved through the accelerated approval process are subject to certain post-approval requirements, including that the applicant complete Phase 4 clinical trials to demonstrate the drug's clinical benefit. If the trials fail to verify the clinical benefit of the drug, the FDA may withdraw approval of the application through a streamlined process.

        The FDA has explained in guidance that some drugs are dependent upon the use of an in vitro diagnostic test, such as when the use of the drug is limited to a specific patient subpopulation that can be identified by using the test. The guidance refers to the diagnostic tests used with these types of drugs as in vitro companion diagnostic devices. According to the guidance, in vitro companion diagnostic devices will require the submission and approval of a premarket approval application before they are marketed. Some in vitro companion diagnostic devices, however, could potentially be cleared through a 510(k) premarket notification submission. The guidance states that the FDA generally will not approve a drug that is dependent upon the use of an in vitro companion diagnostic device if no such device is FDA- approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug without an approved or cleared in vitro companion diagnostic device when the drug is intended to treat a serious or life- threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of drug with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA guidance documents represent the FDA's current thinking on a topic but do not establish legally enforceable responsibilities.

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

        If the FDA determines that the NDA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file an NDA, the applicant may request an informal conference with the FDA about whether the application should be filed. After the conference, the applicant may request that the application be filed over protest. In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA's dispute resolution procedures. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months after submission of an NDA in which to complete its initial review of a standard NDA and respond to the applicant, and eight months for a priority review NDA. The FDA does not always meet its PDUFA goal dates for review of NDAs. The review process and the PDUFA goal date may be extended by additional three month review periods whenever the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle.

        Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. As the FDA has not issued regulations applying PREA to orphan-designated indications, submission of a pediatric assessment is not presently required for an application to market a product for an orphan-designated indication. However, PREA compliance may be required if approval is sought for other indications for which the drug has not received orphan designation.

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

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Similarly, the Drug Supply Chain Security Act, or DSCSA, regulates the distribution of prescription pharmaceutical drugs, requiring passage of a pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. The DSCSA also imposes obligations on drug manufacturers related to suspect product identification/removal, verification, dealing only with authorized trading partners, and other elements. The DSCSA will be effective incrementally over a 10-year period, with serialization of prescription drug products distributed in the U.S. effective November 27, 2017 for drug manufacturers. The PDMA, DSCSA, and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Orphan drug designation

        We have received orphan drug designation from the FDA for Translarna for the treatment of nmCF, nmDMD, nmMPS I, and nonsense mutation aniridia. The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.

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

        For some applications that do not qualify for five-year exclusivity, the FDCA provides a shorter three-year period of market exclusivity. Three-year exclusivity applies to an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity

        Pediatric exclusivity is another type of non-patent market exclusivity in the United States and, if granted, provides for the attachment of an additional six months of market protection to the term of any existing Orange Book- listed patents or regulatory exclusivity, including the non-patent exclusivity periods described above. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued "Written Request" for such a study or studies.

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

Regulation in the European Union

        We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA's Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy, nmCF, aniridia and nmMPS I. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized E.U. marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the European Medicines Agency, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a 'similar medicinal product.' A 'similar medicinal product' is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

        Overview of application process.    To obtain regulatory approval of a drug under the European Union's regulatory systems and authorization procedures, an applicant may submit MAAs under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products, like Translarna for the treatment of nmDMD and nmCF, and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all E.U. member states based on a single application. Under the centralized procedure, the EMA's Committee for Human Medicinal Products, or CHMP, is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co- rapporteur, it prepares a list of potential outstanding issues, referred to as "other concerns" or "major objections". These are sent to the applicant together with CHMP's recommendation. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the "other concerns" and/or "major objections" identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are "major objections".

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

        For important information about matters that may adversely affect our ability to renew our conditional marketing authorization for Translarna, see "Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates" beginning on page 48.

        Variations to conditional marketing authorizations.    After the granting of a conditional marketing authorization, the marketing authorization holder may submit an application to vary the conditional marketing authorization under a variation procedure. For example, during the third quarter of 2015, we filed a variation to our marketing authorization of Translarna for the treatment of nmDMD to seek inclusion of Translarna for nmCF. In the case of the introduction of an additional therapeutic indication, the timeframe for the variation procedure for the initial assessment of the dossier is generally 90 days (plus up to 20 days for validation).

        However, in the framework of a variation application assessment procedure, the EMA may send one or more requests for supplementary information to the marketing authorization holder, requiring that additional information be provided by the marketing authorization holder to support its variation application. Such supplementary requests will be sent together with a timetable stating the date by when the marketing authorization holder must submit the requested data and, where appropriate, the extended evaluation period to be applied to such variation procedure. The 90 day variation procedure may be suspended for up to three months for the marketing authorization holder to submit its responses to such supplementary requests. The marketing authorization holder will be notified of the outcome of the CHMP's assessment of the variation procedure within 15 days from the adoption of the CHMP opinion. If unfavorable, the CHMP opinion may be subject to a re-examination procedure upon the marketing authorization holder's request. This may imply an additional minimum two month procedure. If the CHMP opinion is favorable, the European Commission will vary the marketing authorization to introduce the additional therapeutic indication within approximately two months from the receipt of the final CHMP opinion.

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

        In connection with the marketing authorization granted for Translarna for the treatment of nmDMD by the EMA, we are required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products that are in addition to the other conditions of the marketing authorization described above. We must, for example, comply with the E.U.'s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of E.U. member states may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the E.U. Similarly, failure to comply with the E.U.'s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

        The EMA is responsible for coordinating inspections to verify compliance with the principles of good clinical practice, or GCP, good manufacturing practice, or GMP, good laboratory practice, or GLP, and good pharmacovigilance practice, or GVP. These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the European Union. The EMA coordinates any inspection requested by the CHMP in connection with the assessment of MAAs or matters referred to these committees. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of an MAA, but could arise post-authorization.

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

        In the GCP area, inspectors grade their findings according to the following scale:

  •
  Critical: Conditions, practices or processes that adversely affect the rights, safety or well-being of the subjects or the quality and integrity of data. Observations classified as critical may include a pattern of deviations classified as major.

  •
  Major: Conditions, practices or processes that might adversely affect the rights, safety or well-being of the subjects and/or the quality and integrity of data. Observations classified as major may include a pattern of deviations or numerous minor observations.

  •
  Minor: Conditions, practices or processes that would not be expected to adversely affect the rights, safety or wellbeing of the subjects or the quality and integrity of data. Minor observations indicate the need for improvement of conditions, practices and processes.

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

Pharmaceutical Pricing and Reimbursement

        The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceuticals have been a focus of this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 expanded Medicare coverage for drug purchases by the elderly and changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this law may decrease the coverage and reimbursement rate that we may receive for any approved products. Likewise, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may reduce the profitability of drug products by increasing the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011, extending the Medicaid rebate to Medicaid managed care plans, changing the Medicaid rebate rates for line extensions or new formulations of oral solid dosage form, mandating discounts for certain Medicare Part D beneficiaries, and imposing a non-deductible annual fee on pharmaceutical manufacturers or importers who sell "branded prescription drugs," effective 2011, expanding the types of entities eligible for the "Section 340B discounts" for outpatient drugs, requiring manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D and creating a process for approval of biologic therapies that are similar or identical to approved biologics. There are numerous steps required to implement the Affordable Care Act, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of its provisions. On February 1, 2016, the Centers for Medicare and Medicaid Services released a long-awaited new rule, the Medicaid Program Covered Outpatient Drug Final Rule, effective April 1, 2016, implementing various provisions of the Affordable Care Act related to "covered outpatient drugs," including revising the calculation of "average manufacturer price" and addressing other issues relating to Medicaid price reporting and reimbursement. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act; they also underscore the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services.

        There is increasing pricing pressure from managed care organizations, government agencies and programs, particularly for new and innovative therapies, that could negatively affect the company's sales and profit margins. In the United States, these include practices of managed care groups, federal and state exchanges, and institutional and governmental purchasers. Changes to the health care system enacted as part of health care reform in the United States, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could negatively impact the company's sales and profit margins. Such pressures may also increase the risk of litigation or investigations by the government regarding pricing calculations. There has also been recent negative publicity and Congressional scrutiny around pharmaceutical drug pricing in the U.S. These dynamics may give rise to negative reactions to pricing decisions for products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability. Moreover, the pharmaceutical industry will likely face greater regulation and political and legal action in the future. In this healthcare regulatory climate, there may be significant delays in and impediments to obtaining coverage and reimbursement for newly approved drugs. Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective by the FDA. Coverage by federal healthcare programs may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities' coverage of the same products. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs such as Medicare and Medicaid, private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in the use of a higher priced drug. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States.

        The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third- party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. In the future, we may need to conduct direct head-to-head studies to demonstrate clinical superiority and cost- effectiveness. Our product candidates may not be considered clinically superior and cost- effective to competitor products.

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

        For important information regarding certain pricing and reimbursement matters see "Item 1. Business—Market Access Considerations" and "Item 1A. Risk Factors," including the risk factor titled "Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions."

Freedom of Information Requests

        We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received a request in accordance with EU regulations seeking access to aspects of our Translarna marketing authorization application, or MAA. Following litigation initiated by us in the European Court of Justice, we have reached an interim agreement with the EMA which stays disclosure pursuant to the request received in 2015 or pursuant to certain requests that may be received in the future until similar litigation between the EMA and another company is resolved. While we expect to continue to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful if any such challenge is raised.

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

        The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection. Further, the Affordable Care Act amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes. This amendment provides that a person or entity no longer needs to have knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

        The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies' marketing of a product for unapproved, and thus non reimbursable, uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per claim penalties, currently set at $5,500 to $11,000 per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

        The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to Federal Health Care Programs to report and return overpayments within sixty days after they are "identified" (the "Overpayment Statute"). In February 2016, the Centers for Medicare and Medicaid Services ("CMS") released long-awaited regulatory guidance (in the form of a final rule) to Medicare Part A and Part B providers and suppliers regarding how to comply with the Overpayment Statute. CMS had previously released a final rule addressing overpayments involving Medicare Part C and Part D providers in May 2014. Although Medicare Part A/B/C/D providers and suppliers have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance to providers and suppliers regarding how to comply appropriately with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. This final rule is not directly applicable to manufacturers, but may impact their customers and potential customers who are Medicare providers and suppliers.

        The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law. Pharmaceutical manufacturers are required to report and disclose payments and ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to make these first reports for information collected in 2013 by March 31, 2014. Such information is publicly available from the Secretary of Health and Human Services in a searchable format, with data collected in each calendar year published the following June. . Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1.0 million per year for "knowing failures") for all payments, transfers of value or ownership or investment interests not reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

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

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal liability for executing a scheme to defraud any healthcare benefit program and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and imposes criminal and civil liability for violations of these obligations. Recently, the U.S. federal government criminally prosecuted an employee of a pharmaceutical company for an alleged violation of the privacy requirements under

HIPAA. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information.

        The foregoing discussion should be read in conjunction with the information appearing under "Risk Factors—Our relationships with customers, healthcare providers and professionals and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings" which contains important information regarding some of the risks to our business arising as a result fraud and abuse laws.

Employees

        As of December 31, 2015, we had 320 employees, of whom 309 were employed on a full-time basis, and 37 full-time consultants and contractors. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

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

Item 1A.    Risk Factors

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

        Since inception, we have incurred significant operating losses. As of December 31, 2015, we had an accumulated deficit of $593.0 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

        We are a growing commercial-stage biopharmaceutical company, but prior to 2014 we devoted substantially all of our efforts on research and development, including clinical trials. In August 2014, the European Commission granted marketing authorization for Translarna™ (ataluren) for the treatment of Duchenne muscular dystrophy caused by nonsense mutations, or nmDMD, in ambulatory patients aged five years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment, and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted in January 2016. See "Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

        We announced the initial results of ACT DMD in October 2015. While the primary efficacy endpoint in the intent to treat population, or ITT, did not achieve statistical significance, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD. In February 2016, we received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD, which was primarily based on our analysis of the results of ACT DMD and the totality of clinical data from our trials. There is substantial risk that the FDA will continue to not agree and that the EMA and other regulators may not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. An inability to maintain current or obtain new marketing authorizations for Translarna for nmDMD, including in Europe, the United States, or in other territories, would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. See "Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates" for further detail regarding how the ACT DMD results could impact our ability to commercialize Translarna.

        The marketing authorization described above allows us to market Translarna in the 31 member states of the European Economic Area, or EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA through the fourth quarter of 2015 and in future years, subject to completion of pricing and reimbursement negotiations. We anticipate that our expenses will increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, and distribution and manufacturing expenses.

        In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to resolve the issues raised by the FDA in its Refuse to File letter regarding our NDA for Translarna for the treatment of nmDMD and our efforts to advance our regulatory submissions, including our recent submissions with the EMA related to our marketing authorization for Translarna for the treatment of nmDMD, and our submitted marketing authorization variation with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

        In addition, our expenses will increase if and as we:

  •
  initiate pre-clinical or clinical trials of Translarna for the treatment of nmDMD;

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

  •
  advancing our regulatory submissions, including our recent submissions with the EMA related to our marketing authorization in the EEA for Translarna for the treatment of nmDMD and our marketing authorization variation with the EMA to seek inclusion of Translarna for the treatment of nmCF;

  •
  resolving the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD in a timely manner or at all, including, if required, performing additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us;

  •
  expanding the territories in which we are approved to market Translarna for the treatment of nmDMD;

  •
  initiating clinical studies of Translarna for the treatment of additional indications, including nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and successfully advancing our other programs and collaborations, including our cancer stem cell, and SMA programs;

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

  •
  protecting our rights to our intellectual property portfolio related to Translarna; and

  •
  contracting for the manufacture and distribution of commercial quantities of Translarna.

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

        We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF clinical trial of Translarna, continue to pursue our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5, and our Phase 1 clinical study under our cancer stem cell program. Furthermore, since the closing of our initial public offering in June 2013, we have incurred additional costs associated with operating as a public company and will continue to incur such costs.

        We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Note offering, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

        Our future capital requirements will depend on many factors, including:

  •
  the costs, timing and outcome of regulatory review of Translarna and our other product candidates, including those in connection with our recent submissions with the EMA related to our marketing authorization in the EEA for Translarna for the treatment of nmDMD and variation submission with the EMA to seek inclusion of Translarna for the treatment of nmCF on our current marketing authorization;

  •
  whether the EMA and regulators in other territories agree with our interpretation of the results of ACT DMD;

  •
  the progress and results of our confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our ongoing Phase 1 clinical study under our cancer stem cell program;

  •
  whether we are able to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, including whether we will be required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us;

  •
  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, in the EEA for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

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

        We are continuing to engage in significant commercialization efforts for Translarna for nmDMD throughout the EEA. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA in 2016 and in future years, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries. We expect that our commercial revenue generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the European Economic Area and other territories in which we have obtained marketing authorization and reimbursement approval or are permitted to initiate treatment under reimbursed early access programs or pursuant to other procedures. Other commercial revenue, if any, would be derived from sales of products that we are not planning to have commercially available for several years, if at all.

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

        To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

        In the third quarter of 2014 we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries, and we commenced our commercial launch of Translarna in Germany in December 2014. Prior to such time, our operations were limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, and preparing for the commercial launch of Translarna for nmDMD in Europe. We are in the process of transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in such a transition. Other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual EMA reassessment until we fulfill certain obligations, and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval), we have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates. In addition, we have not yet demonstrated our ability to complete development of product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for a successful full scale product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

Changes in our effective income tax rates could adversely affect our results of operations.

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

Risks Related to the Development and Commercialization of our Product and our Product Candidates

ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations.

        In October 2015, we announced the initial results of ACT DMD, including that the primary efficacy endpoint in the ITT population did not achieve statistical significance. We believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD.

        We recently submitted our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA, as part of our NDA, and the EMA, in connection with our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk benefit balance of the authorization. We also intend to use these analyses to support our applications for marketing authorization for Translarna for the treatment of nmDMD in other territories.

        On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. Until we are able to meet with the FDA to obtain further clarity on the matters set forth in its letter, we are unable to fully assess our potential path forward for Translarna for the treatment of nmDMD in the United States, including whether we will submit a new or revised NDA and the agency's willingness to review, and the outcome of, any such submission. As a result, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful may enable FDA review of an NDA submission. Any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. See "Item 1. Business—Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy—United States" for additional information with respect to our history of interactions with the FDA with respect to Translarna for the treatment of nmDMD.

        In addition, there is substantial risk that in addition to the FDA, other regulators, including the EMA, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations.

        For additional information, see "Item 1A. Risk Factors Risks Related to Regulatory Approval of our Product and our Product Candidates.

We depend heavily on the success of our lead product, Translarna, which we are developing for nmDMD, nmCF, and other indications. All of our other product candidates, including those under our collaboration with Roche and the SMA Foundation, are still in early clinical or preclinical development. If we are unable to execute our commercial strategy for Translarna for the treatment of nmDMD in the European Economic Area, fail to receive regulatory approval in the United States and other territories, fail to maintain or satisfy the conditions of our marketing authorization in the European Economic Area, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF. Additionally, we are pursuing proof of concept studies for Translarna in additional indications: nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna. In August 2014, Translarna was granted marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older, which is subject to annual EMA reassessment and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted to the EMA in January 2016. Translarna is still under investigation for the treatment of nmDMD in the United States and has not been approved by the FDA.

        We announced the initial results of ACT DMD in October 2015. While the primary efficacy endpoint in the ITT population did not achieve statistical significance, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD.

        On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Until we are able to meet with the FDA to obtain further clarity on the matters set forth in its letter, we are unable to fully assess our potential path forward for Translarna for the treatment of nmDMD in the United States, including whether we will submit a new or revised NDA and the agency's willingness to review, and the outcome of, any such submission. As a result, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful, may enable FDA review of an NDA submission. Any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. In addition, there is substantial risk that in addition to the FDA, other regulators, including the EMA, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. An inability to generate such revenue would have a material adverse effect on our business, financial performance and results of operations.

        If we do not successfully maintain our marketing authorization and commercialize Translarna in the EEA, or receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.

        The success of Translarna will depend on a number of additional factors, including the following:

  •
  whether the EMA and other regulators agree with our interpretation of the results of ACT DMD, and the timelines within which such determinations are made;

  •
  whether, and within what timeframe, we are able to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, including whether we will be required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us;

  •
  successful completion of our confirmatory Phase 3 ACT CF clinical trial of Translarna;

  •
  our ability to successfully advance our submitted request for a marketing authorization variation with the EMA to seek inclusion of Translarna for the treatment of nmCF;

  •
  the successful advancement of Translarna in additional indications, in particular, nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5;

  •
  the establishment of an expanded international commercial infrastructure capable of supporting product sales, marketing and distribution of Translarna;

  •
  implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

  •
  the continued maintenance of, and satisfaction of the conditions and ongoing requirements under, the marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area;

  •
  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms;

  •
  whether and when we obtain marketing authorization of Translarna in additional territories and for additional or expanded indications;

  •
  successful negotiation of adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries which require such negotiation and in which we obtain regulatory approval;

  •
  whether patients and healthcare professionals may be able to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether Translarna may be accessed through a reimbursed importation pathway provided under German law and whether such pathway will minimize any access issues for German patients while maintaining a sustainable price;

  •
  the timing and scope of commercial launches of Translarna in nmDMD;

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

The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is subject to the satisfaction of specific conditions and is limited to ambulatory patients aged five years and older located in the European Economic Area, which significantly limits an already small treatable patient population, reduces our commercial opportunities, is subject to annual reassessment of the risk-benefit balance by the EMA and other requirements, and may be varied, suspended or withdrawn by the European Commission if we fail to satisfy those requirements.

        We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with

Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing. Overall, we estimate that the potential opportunity for a treatment for nonsense mutation DMD is approximately 7,000 patients worldwide including approximately 2,000 patients in the United States and approximately 5,000 patients outside of the United States, including the European Union, Latin America, Japan and Australia. We estimate that approximately 40% of nmDMD patients are ambulatory and at least five years old. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.

        In addition, the marketing authorization granted by the European Commission is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk benefit balance of the authorization, and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted in January 2016, and our ability to implement measures, including pharmacovigilance plans, that are detailed in the risk management plan. We received EC approval of the annual renewal in August 2015. We plan to seek to renew the marketing authorization on an annual basis until we have satisfied the conditions of the marketing authorization and a full marketing authorization is granted. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials, any of which would negatively impact our anticipated revenue from Translarna and materially harm our business. See "Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance.

If clinical trials of our product or product candidates, such as our confirmatory Phase 3 clinical trials of Translarna, fail to demonstrate safety and efficacy to the satisfaction of the EMA, the FDA or other regulators, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of Translarna or any other product candidate.

        In connection with seeking marketing authorization from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization of their products.

        The primary efficacy endpoint in the ITT population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Although we believe that the collective data from these trials provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials, on February 22, 2016, we received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD. The FDA stated in the Refuse to File letter that our NDA was not sufficiently complete to permit a substantive review. Specifically, we were notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna.

        There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful, may enable FDA review of an NDA submission, which would have a material adverse effect on our business, financial performance and results of operations. Any such requirement for additional trials would also most likely result in our inability to sell Translarna in the United States for a significant period of time. In addition, there is substantial risk that regulators in other territories, including the EMA, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, and may require us to conduct additional clinical trials at significant cost.

        Further, the marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD in ambulatory patients age five years and older is subject to an annual reassessment by the EMA and was further conditioned, among other things, on our submission of the final report from ACT DMD, which we submitted in January 2016. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy the conditions of the marketing authorization, or if the EMA's assessment of the balance of risks and benefits of using Translarna changes materially (whether because the primary efficacy endpoint in the ITT population did not achieve statistical significance in the clinical trials described above or for other reasons), the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. See "Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the annual EMA reassessment process, including a description of the risk benefit balance. We also sell Translarna under reimbursed early access programs in a limited number of countries and there is no assurance that such sales will continue to be permitted in any particular country. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and would materially harm our business, financial condition and results of operations.

        In addition, the primary efficacy endpoint in the ITT population did not achieve statistical significance in our prior Phase 3 clinical trial of Translarna for the treatment of nmCF (completed in 2011) and did not achieve the primary objective in one of four prior Phase 2 clinical trials that we conducted for Translarna for the treatment of nmCF in which we measured change in chloride conductance in nasal cells over the course of treatment. We may similarly fail to achieve the primary efficacy endpoint in ACT CF, our confirmatory Phase 3 clinical trial of Translarna. If the results of ACT CF are not favorable, or fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulators, we may need to conduct additional clinical trials at significant cost or altogether abandon development of Translarna for nmCF.

        If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials (including ACT DMD and related analyses); if we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

  •
  be unable to successfully maintain or renew our current marketing authorization in the EEA for Translarna for the treatment of nmDMD;

  •
  be delayed in obtaining additional marketing authorizations for Translarna for the treatment of nmDMD, for Translarna for the treatment of other indications or for our other product candidates;

  •
  not obtain additional marketing authorizations at all;

  •
  obtain approval for indications or patient populations that are not as broad as intended or desired;

  •
  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

  •
  be subject to additional post-marketing testing requirements or restrictions; or

  •
  have the product removed from markets after obtaining applicable marketing authorizations.

If we or our collaborators experience any of a number of possible unforeseen events in connection with clinical trials related to our product or product candidates, including those under our collaboration with Roche and the SMA Foundation, potential marketing authorization or commercialization of our product or product candidates could be delayed or prevented.

        We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our product or product candidates, including:

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

        For example, in the first half of 2015, dosing in the Phase 2 Moonfish study under our SMA collaboration was suspended and the study was placed on clinical hold to investigate an eye finding in a 39-week study in cynomolgus monkeys, which showed at exposures above those explored in SMA patients and healthy volunteers. In January 2016, a Phase 1 study in healthy volunteers was initiated to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of an additional product candidate under the SMA collaboration. While we and our collaboration partners intend to compare the profiles of each of these development compounds to determine the best path forward for the SMA program, this development has resulted in unanticipated delays in the advancement of the SMA program. In addition, we and our collaboration partners may need to perform additional studies, conduct further analyses, narrow the scope of the study, or take other actions to continue to advance the SMA program and the re-initiation of the Phase 2 Moonfish study may be delayed, abandoned or not allowed.

        In addition, based on pre-clinical safety signals observed during the third quarter of 2015, we are no longer advancing PTC672 under our antibacterial program. Our product development costs will increase if we experience delays in testing or marketing authorizations. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product or product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product or product candidates, and so may harm our business and results of operations.

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

        On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses had a negative impact on the FDA's view of our interpretation of the results of our Phase 2b trial, ACT DMD and the totality of data from our clinical trials. We need further discussion with FDA to understand their current perspective on our subgroup analysis. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful, may enable FDA review of an NDA submission.

        Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses could also have a negative impact on whether the EMA and other regulators agree with our interpretation of the results of ACT DMD and the timelines within which such determinations are made. In addition, it diminishes the likelihood that the EMA will approve our request of a variation to our marketing authorization for Translarna to include Translarna for nmCF on a conditional basis, could negatively impact the evaluation by the EMA of our applications for full marketing authorization for Translarna for nmDMD as well as the annual EMA reassessment process of our current marketing authorization, and, even if we successfully complete ACT CF, could negatively impact the evaluation by the EMA or the FDA of our anticipated applications for full marketing authorization for Translarna for nmCF. If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and would materially harm our business, financial results and results of operations.

The results of ACT DMD and, even if successfully completed, the results of ACT CF, may not be sufficient for approval of Translarna for the applicable indication.

        On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful, may enable FDA review of an NDA submission, which would have a material adverse effect on our business, financial performance and results of operations. In addition, there is substantial risk that in addition to the FDA, other regulators, including the EMA, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD.

        Further, it is possible that, once completed and even if successful, the EMA or the FDA may not consider the results of ACT CF to be sufficient for approval of Translarna for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing authorization of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors or are not adequately supported by other trial endpoints. In addition, although we have had discussions with the FDA regarding ACT CF, the FDA may not consider our proposed trial design acceptable. For example, in 2012, the FDA indicated that in its view the data from our completed Phase 3 clinical trial and other data from our development program in cystic fibrosis do not by themselves support an NDA submission and, consequently, the FDA informed us that additional clinical data would be required to establish the evidence necessary to support eventual filing of an NDA for the use of Translarna to treat nmCF.

        We had additional interactions with the FDA in 2013 regarding the clinical development design which would have the potential to support an NDA, but we did not achieve a consensus between the EMA and FDA views. While we have incorporated feedback from the FDA into our ACT CF trial design, we believe that certain key recommendations from the FDA are not appropriate. Two of the key recommendations that we are in disagreement with are the designation of FEV1, CF pulmonary exacerbations, and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. FEV1 is the primary endpoint in ACT CF, with CF pulmonary exacerbations and body mass index as secondary endpoints, which is consistent with other clinical trials currently ongoing in cystic fibrosis and our earlier discussions with the FDA. Additionally, we believe that extending the study duration to three years would result in a number of complications that would ultimately limit the robustness of the data and conclusions that could be drawn from the results. Based on these interactions, we nonetheless initiated ACT CF in the first half of 2014 consistent with feedback from the EMA on our trial design. If the FDA does not consider our trial designs acceptable, we may need to conduct more than one confirmatory clinical trial and our ability to receive marketing authorization for this indication could be delayed or prevented.

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

        With regard to nmCF, we believe that we now understand subgroup effects that we observed in our completed Phase 3 clinical trial and that we have designed our confirmatory Phase 3 ACT CF clinical trial of Translarna to take these effects into account. However, we may nonetheless experience unknown complications with ACT CF. As a result, we may not achieve the pre-specified endpoint with statistical significance in ACT CF, which would make approval of Translarna for this indication significantly more difficult to obtain.

        We are faced with similar challenges in connection with the design of our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.

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

        We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 ACT CF clinical trial of Translarna or our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia, or nonsense mutation Dravet syndrome/CDKL5, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. For example, nmCF, nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors' clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

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

        Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in our confirmatory Phase 3 clinical trial of Translarna in nmCF or our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

        For example, during the first quarter of 2015, we amended the study design for our proof-of-concept study for Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy. We anticipated that this change in protocol might cause delays in patient enrollment, but expected that the larger addressable patient population would reduce the time to enroll the overall study. However, this protocol revision resulted in delays to site initiation and patient accrual, which in turn has delayed our expectations with respect to the timing of data from this study.

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

Our focus on the discovery and development of product candidates that target post-transcriptional control processes is unproven, and we do not know whether we will be able to develop products of any, or sustained, commercial value.

        Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases. In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to annual EMA reassessment. We may not be successful in developing and receiving renewal of our marketing authorization or full regulatory authorization for such use and we may not receive regulatory approval for additional indications for Translarna or any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.

Translarna for the treatment of nmDMD, or any other product candidate that receives marketing authorization, if any, may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

        Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD, Translarna and any of our other product candidates that may receive marketing authorization may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product or product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

        Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Translarna for the treatment of nmDMD or any of our other product candidates that receive marketing authorization.

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

        Factors that may materially affect our efforts to commercialize our products on our own include:

  •
  our ability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

  •
  our ability to implement third party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;

  •
  the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe Translarna or any future products;

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

All of our sales of Translarna for the treatment of nmDMD currently occur in territories outside of the United States, which subjects us to additional business risks that could adversely affect our revenue and results of operations.

        All of our revenue from sales of Translarna to date has been generated from countries other than the United States. We have operations in multiple European countries and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

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

  •
  political and economic instability in particular foreign economies and markets, in particular in emerging markets;

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

        In addition, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets and we anticipate that Translarna will become available to new emerging markets during 2016. Some countries within emerging markets may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on health care. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.

        In addition, in some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Net product sales may also fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities and our ability to successfully negotiate acceptable pricing and reimbursement terms on a timely basis in the countries in which we have or may obtain regulatory approval, including the EEA and other territories.

        Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. As we continue to expand our existing international operations, we may encounter new risks.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide.

        There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of Duchenne muscular dystrophy. Other currently available treatments for Duchenne muscular dystrophy are only palliative. However, other biopharmaceutical companies are developing treatments for Duchenne muscular dystrophy, including palliative treatments (Marathon Pharmaceuticals and Santhera Pharmaceuticals) and treatments addressing the underlying cause of disease for different mutations in the DMD gene (BioMarin Pharmaceuticals and Sarepta Therapeutics).

        There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Novartis Pharmaceuticals Corporation's TOBI, Gilead Sciences, Inc.'s Cayston, and Genentech, Inc.'s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals' drugs Kalydeco and Orkambi are approved by the FDA and in other territories as a treatment for cystic fibrosis caused by other mutations in the CFTR gene, not nonsense mutation. Vertex and other companies are developing other product candidates to treat cystic fibrosis for defined mutations or for all patients. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

        Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Furthermore, Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet's syndrome. Other companies are also pursuing product candidates for the treatment of Dravet's syndrome, including GW Pharmaceuticals and Insys Therapeutics. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG. Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, Ionis Pharmaceuticals, Inc. is evaluating its antisense drug as a treatment for SMA in two Phase 3 studies that were initiated in SMA patients in 2014. Other companies are also pursuing product candidates for the treatment of SMA, including Novartis Pharmaceuticals Corporation.

        Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain marketing authorization for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

        The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the European Economic Area, require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing authorization.

        Our ability to commercialize Translarna or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for Translarna or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing authorization. Obtaining reimbursement for Translarna may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing authorization.

        There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In addition, there has been recent negative publicity and Congressional scrutiny around pharmaceutical drug pricing in the U.S. Moreover, U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement, particularly for new and innovative therapies. These dynamics may give rise to negative reactions to pricing decisions for products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, in the European Union, for medicines authorized by the centralized authorization procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and import the product into another EU member state. This process is called "parallel distribution". As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

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

        We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed early access programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we continue commercializing Translarna or as and when we begin commercializing any other product candidate that receives marketing authorization. The cost of insurance coverage is highly variable, based on a wide range of factors, and is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.

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

        We have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, including GEMS and our alternative splicing technology, which we use in the discovery of these molecules, to date we have only been granted marketing authorization to treat nmDMD under a restricted label, and subject to the fulfillment of certain conditions and ongoing renewal requirements, in the European Economic Area. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorization for nmDMD and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

        We currently have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for clinical programs and limited commercial and EAP programs. In the first half of 2015, we engaged a third party logistics, or 3PL, provider in the European Union, which has commenced distribution of Translarna for the majority of our commercial and EAP programs on our behalf. We intend to engage distributors in other geographies if and when, if ever, we become authorized to make Translarna available for purchase in such locations.

        We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our cancer stem cell program through another third-party manufacturer. We engage a separate manufacturer to provide bulk drug product and expect to finalize our validation of another bulk drug manufacturer in 2016. We have a relationship with two manufacturers that are capable of providing fill and finish services for our finished commercial and clinical product, although we are still in the process of finalizing arrangements with one of these manufacturers with respect to commercial product services. During 2016, we anticipate engaging a third manufacturer to provide fill and finish services for both commercial and clinical product. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates. We expect to engage in discussions with certain third-party suppliers and manufacturers with respect to commercial supply agreements for Translarna bulk drug substance and product during 2016.

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

        Furthermore, third parties that we rely on for our clinical development activities may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing authorizations.

        We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing authorizations of our product or product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

        For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Roche and the SMA Foundation, for our spinal muscular atrophy program. We have entered into arrangements with certain third parties to market or distribute Translarna for the treatment of nmDMD in certain countries and, as we continue to implement our commercialization plans for Translarna, we anticipate that we will engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

        We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' desire and ability to successfully perform the functions assigned to them in these arrangements. In particular, the successful development of a product candidate from our spinal muscular atrophy program will initially depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche continues clinical development of the current clinical candidate or pursues clinical development of any other compounds identified under the collaborations.

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

        We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborators' resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborators' evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

        The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the Leahy-Smith America Invents Act of 2011 (the "Act"), which reformed certain patent laws in the U.S., may create additional uncertainty. The significant changes engendered by the Act include switching from a "first-to-invent" system to a "first-to-file" system, and the implementation of new procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.

        Moreover, we may be subject to a third party anonymously submitting prior art to a patent office or may become involved in addressing patentability objections based on third party submission of references, oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product or current or future product candidates.

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

        The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged on such a basis in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or defenses, such that they do not infringe our intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

Third parties may initiate legal proceedings alleging that our patents are invalid and unenforceable or that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. Since patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, with new publications occurring continuously, there may be patents or patent applications relating to our product or our product candidates that we are unaware of. There may also be pending or future patent applications that, if issued, would block us from commercializing Translarna. Thus, we do not know with certainty whether Translarna, or any of our other product candidates, or our commercialization thereof, would or would not infringe any third party's intellectual property.

        If we are found to infringe a third party's intellectual property rights, or in order to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product or our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

        For example, it is possible that one or more third parties might bring a patent infringement or other legal proceeding against us regarding Translarna. We are aware of an issued U.S. patent and international patent applications that purport to disclose or contain claims to chemical scaffolds that are sufficiently broad that they could be read to encompass ataluren, the active ingredient in Translarna, even though neither the issued U.S. patent nor any of the international patents or patent applications specifically discloses ataluren. In order to successfully challenge the validity of any issued U.S. patent that may allegedly include ataluren within the scope of a granted claim, we would need to overcome that patent's presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively. In addition, we believe that the public notice given by our testing of ataluren in clinical trials for the purpose of seeking FDA approval would be a valid defense against any infringement claims in the United States based on the availability of any statutory research exemptions. However, there can be no assurance that our interpretation of the exemption would be upheld, were the exemption interpreted as covering only our preclinical research activities, and not the commercialization of ataluren.

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

        Our trademark applications may be refused registration, and our registered trademarks may not be maintained or found to be enforceable. During trademark examination proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections, we may not be able to overcome them. In addition, in the U.S. Patent and Trademark Office and Trademark Offices in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, if we do not secure registrations for our trademarks, we may encounter difficulty enforcing our trademark rights against third parties.

If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, including Translarna, we may be required to re-brand affected products, which could cause delays in getting such products to market and substantially increase our costs.

        To protect our rights in any trademark we intend to use for our product or our product candidates, including Translarna, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for trademark registration in the United States as well as any other country where we intend to commercialize our product or product candidates. Failure to obtain trademark registrations may place our use of the trademarks at risk or make them subject to legal challenges, which could force us to choose alternative names for our product or product candidates. In addition, the FDA, and other regulatory authorities outside the United States, typically conduct an independent review of proposed product names for pharmaceuticals, including an evaluation of the potential for confusion with other product names for medications, which could result in prescribing errors. These regulatory authorities may also object to a proposed product name if they believe the name inappropriately makes or implies a therapeutic claim. If the FDA or other regulatory authorities outside the United States object to any of our proposed product names, we may be required to adopt alternative names for our product or product candidates. If we adopt alternative names, either because of our inability to obtain a trademark registration or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications and the rights attached thereto. Consequently, we may be required to expend significant additional resources in an effort to adopt a new product name that would be registrable under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities, which could cause delays in getting our products to market and substantially increase our costs. Furthermore, we may not be able to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.

Risks Related to Regulatory Approval of our Product and our Product Candidates

We have received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD, which will have a material adverse effect on our ability to obtain regulatory approval in the United States to market Translarna for the treatment of nmDMD. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to continue to commercialize Translarna for nmDMD or other indications or commercialize our other product candidates, and our ability to generate revenue will be materially impaired.

        Translarna and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain marketing authorization for a product candidate will prevent us from commercializing the product candidate.

        We announced the initial results of ACT DMD, our confirmatory Phase 3 trial in nmDMD, in October 2015. While the primary efficacy endpoint in the ITT population did not achieve statistical significance in ACT DMD, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD. However, on February 22, 2016, we received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD. The FDA stated in the Refuse to File letter that our NDA was not sufficiently complete to permit a substantive review. Specifically, we were notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. See "Item 1. Business—Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy—United States" for additional information with respect to our history of interactions with the FDA with respect to Translarna for the treatment of nmDMD.

        There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials at significant cost, which, if successful, may enable FDA review of an NDA submission, which would have a material adverse effect on our business, financial performance and results of operations. Any such requirement for additional trials would also most likely result in our inability to sell Translarna in the United States for a significant period of time. In addition, there is substantial risk that regulators in other territories, including the EMA, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. See "Risk Factors—Risks Related to the Development and Commercialization of our Product and Product Candidates" for further detail regarding how the ACT DMD results could impact our ability to commercialize Translarna.

        We received marketing authorization to market Translarna for nmDMD in the EEA in the third quarter of 2014. This marketing authorization is subject to annual EMA reassessment and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted in January 2016. In 2015, we received marketing authorizations for Translarna in South Korea and Israel; each of which are largely contingent upon continued marketing authorization in the EEA. We have not otherwise received marketing authorization for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. We may not receive necessary approvals from the FDA, the EMA, or other regulators to further commercialize Translarna for nmDMD or to commercialize Translarna for any other indication or commercialize any product candidate in any market.

        In addition, during the third quarter of 2015 we submitted a variation to our marketing authorization application with the EMA to seek to include Translarna for the treatment of nmCF. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF. We expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the European Commission following reassessment by the EMA.

        We have only limited experience in filing and supporting the applications necessary to obtain marketing authorizations for product candidates and expect to continue to rely on third-party contract research organizations to assist us in this process. Securing marketing authorization requires the timely preparation and submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. In response to changes in the regulatory environment or requests from regulators, we may elect, or be obliged, to postpone a regulatory submission to include additional analyses, including those intended to strengthen our submission or facilitate regulator review, which could cause delays in getting our products to market and substantially increase our costs. Securing marketing authorization also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Translarna or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing authorization or that prevent or limit commercial use.

        The process of obtaining marketing authorizations is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing authorization of a product candidate. Any marketing authorization we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

        For example, the marketing authorization granted on a conditional basis by the EMA in the European Economic Area for Translarna is limited to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted in January 2016, and our ability to implement several post-approval measures, including pharmacovigilance plans, that are detailed in the risk management plan. In addition, the marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy our obligations under the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

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

        In addition, marketing authorizations in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and marketing authorizations and pricing approvals do not ensure that reimbursement will be obtained.

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

        Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, nmCF, nmMPS I, and nonsense mutation aniridia. Generally, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is ten years in the European Union and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a "reference product", may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product.

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

All pharmaceutical products for which marketing authorization has been granted, including Translarna for the treatment of nmDMD in the EEA, are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

        We, Translarna, our product candidates, our operations, our facilities, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.

        We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing authorization. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization in the EEA is subject to annual EMA reassessment and was further conditioned on our completed submission of the final report, including additional efficacy and safety data, from ACT DMD. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

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

        Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of risk evaluation and mitigation strategy, or REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on manufacturers' communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

  •
  suspension or withdrawal of marketing authorizations;

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

        The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna's commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in these key countries on terms that are acceptable to us. For example, based on unsustainable economics imposed by the arbitration board in Germany upon the recent conclusion of an arbitration process with us and the German Federal Association of the Statutory Health Insurances (GKV-Spitzenverband), we expect to delist Translarna from the German pharmacy ordering system. Under these circumstances, patients and healthcare professionals in Germany may be able to access Translarna through a reimbursed importation pathway possible under German law, however, there can be no assurance that they will be successful in such an endeavor.

        In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed early access programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority. For example, in Germany, we were permitted under local law to sell product on a commercial basis for the one-year period commenced December 2014 while market access discussions were held, but we are required to reimburse payors in Germany the difference between the commercial price of Translarna and the unsustainable price established by the arbitration board in Germany for sales made in Germany during the period of December 2015 until such time as we delist Translarna from the German pharmacy ordering system.

        Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, we have been engaged in market access discussions with National Health Services (NHS) England and National Institute for Health and Care Excellence (NICE) since 2014. During the fourth quarter of 2014, NHS England determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna, and in July 2015 determined that final funding decisions on Translarna for nmDMD will be made after the conclusion of a specialized appraisal process by NICE. In February 2016, we had constructive discussions with NHS England regarding a managed access agreement, pursuant to which Translarna could potentially be made available to qualified nmDMD patients for the period of time established under a future final agreement. However, these interim discussions regarding the managed access agreement remain subject to a final positive outcome from the specialized appraisal process by NICE. In addition, the potential provision of access to Translarna in England is subject to actual reimbursement decisions by NHS England.

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

        Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates, including Translarna. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing authorization.

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

        Restrictions and reporting requirements under applicable federal and state healthcare laws and regulations, and equivalent laws and regulations in the European Union, include, and are not limited to, the following:

  •
  Anti-corruption and anti-bribery statutes, including the U.S. Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act. These statutes are generally broad in scope and will require us to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Other countries have adopted, or may adopt in the future, similar anti-corruption and anti-bribery statutes with which we may be required to comply.

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

  •
  The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the Affordable Care Act), amended the intent requirement of the federal anti-kickback statute such that a person no longer needs to have actual knowledge of the statue or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act.

  •
  The Affordable Care Act also added a provision requiring certain providers and suppliers of services to Federal Health Care Programs to report and return overpayments within sixty days after they are "identified" (the "Overpayment Statute"). In February 2016, the Centers for Medicare and Medicaid Services ("CMS") released long-awaited regulatory guidance (in the form of a final rule) to Medicare Part A and Part B providers and suppliers regarding how to comply with the Overpayment Statute. CMS had previously released a final rule addressing overpayments involving Medicare Part C and Part D providers in May 2014. Although Medicare Part A/B/C/D providers and suppliers have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance to providers and suppliers regarding how to comply appropriately with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. Although not directly applicable to us, this final rule may impact our customers and potential customers who are Medicare providers and suppliers.

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

  •
  The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and imposes criminal and civil liability for violations of these obligations. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the United States. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information.

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

  •
  Statutory requirements to disclose publicly payments made to physicians, including in certain EU member states and the United States. For example, in the U.S., under the federal Physician Payments Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests in such manufacturers. A number of states have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians and other covered recipients.

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

  •
  Analogous state laws and regulations, such as state anti-kickback, false claims and privacy laws, may apply to our sales or marketing arrangements, claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or other activities. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

        In addition, interactions between pharmaceutical companies and physicians are also governed by industry self-regulation codes of conduct and physicians' codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states, as well as codes of conduct issued by self-regulatory industry bodies. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician's employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing authorization of and commercialize our product candidates and affect the prices we may obtain.

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of Translarna or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including Translarna, for which we obtain marketing authorization.

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

        There have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although the U.S. Supreme Court in King v. Burwell upheld the use of subsidies to individuals in federally facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Affordable Care Act, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our results of operations. In addition, there are numerous steps required to implement the Affordable Care Act, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of its provisions. On February 1, 2016, the Centers for Medicare and Medicaid Services released a long-awaited new rule, the Medicaid Program Covered Outpatient Drug Final Rule, effective April 1, 2016, implementing various provisions of the Affordable Care Act related to "covered outpatient drugs," including revising the calculation of "average manufacturer price" and addressing other issues relating to Medicaid price reporting and reimbursement. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act; they also underscore the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We are in the process of expanding our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        In connection with our commercialization plans and business strategy, including our commercial launch of Translarna for the treatment of nmDMD, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors.

        Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

  •
  any developments related to our ability or inability to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, including whether we will be required to complete any additional clinical and non-clinical trials or analyses;

  •
  developments concerning our regulatory submissions with the EMA for Translarna for the treatment of nmDMD and for the treatment of nmCF;

  •
  whether the EMA and regulators in other territories agree with our interpretation of the results of ACT DMD;

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

        Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. Due to the volatility of our stock price, we could be the target of such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management's resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will continue to make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with Section 404, including documentation and evaluation of our internal control over financial reporting, is both costly and challenging. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

        We have issued a significant number of equity awards under our equity compensation plans or as inducement grants to new hire employees pursuant to Nasdaq rules. The shares underlying these awards are or, with respect to certain option grants, will be registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock or the sale of restricted stock upon vesting could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 3.    Legal Proceedings

        From time to time in the ordinary course of our business, we are subject to claims, legal proceedings and disputes, including as a result of patients seeking to participate in our clinical trials or otherwise gain access to our product candidates. We are not currently aware of any material legal proceedings against us.

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

        The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2014
First quarter	$34.65	$16.21
Second quarter	$28.75	$14.51
Third quarter	$47.20	$22.70
Fourth quarter	$57.50	$33.02
Year ended December 31, 2015
First quarter	$77.87	$46.92
Second quarter	$78.72	$46.17
Third quarter	$62.15	$24.63
Fourth quarter	$35.76	$22.67

Holders

        As of February 25, 2016, there were 39 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Inducement stock option awards

        Pursuant to the NASDAQ inducement grant exception, during the year ended December 31, 2015, we issued options to purchase an aggregate of 806,600 shares of common stock to certain new hire employees at a weighted-average exercise price of $50.46 per share. An aggregate of 84,150 of these options were forfeited during the year ended December 31, 2015 in connection with employee separations from the company. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenue	$33,696	$717	$—	$—	$—
Collaboration and grant revenue	3,070	24,528	34,696	33,946	105,412

Total revenues	36,766	25,245	34,696	33,946	105,412

Operating expenses:
Research and development	121,816	79,838	54,875	46,139	58,677
Selling, general and administrative	82,080	44,820	25,219	14,615	16,153

Total operating expenses	203,896	124,658	80,094	60,754	74,830

Loss (income) from operations	(167,130)	(99,413)	(45,398)	(26,808)	30,582
Interest (expense) income, net	(2,367)	1,180	(6,084)	(1,210)	(2,444)
Loss on extinguishment of debt	—	—	(130)	—	—
Other (expense) income, net	(465)	(213)	38	1,783	461

(Loss) income before income tax (expense) benefit	(169,962)	(98,446)	(51,574)	(26,235)	28,599
Income tax (expense) benefit	(485)	4,693	—	—	2,306

Net loss	(170,447)	(93,753)	(51,574)	(26,235)	30,905
Deemed dividend	—	—	(18,249)	—	—
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	3,391	159,954	—
Less beneficial conversion charge	—	—	—	(378)	—

Net (loss) income attributable to common stockholders	$(170,447)	$(93,753)	$(66,432)	$133,341	$30,905

Net (loss) income attributable to common stockholders per share:
Basic	$(5.07)	$(2.97)	$(5.18)	$219.76	$23.95

Diluted	$(5.07)	$(2.97)	$(5.18)	$42.50	$4.55

Weighted-average shares outstanding:
Basic	33,626,248	31,565,310	12,829,411	3,328	1,089

Diluted	33,626,248	31,565,310	12,829,411	17,205	5,729

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$338,925	$315,241	$142,467	$2,726	$28,431
Working Capital	310,563	291,096	131,890	(23,564)	(10,091)
Total assets	368,041	333,219	151,903	13,072	44,148
Long-term debt	94,608	—	49	4,883	11,689
Accumulated deficit	(592,998)	(422,551)	(328,798)	(277,224)	(250,612)
Total stockholders' equity (deficiency)	226,001	298,467	136,542	(99,640)	(238,605)

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

        We are a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology we refer to as post-transcriptional control. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.

        During the year ended December 31, 2015, we recognized $33.7 million in sales of Translarna™ (ataluren), our lead product, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Translarna is currently available in over 20 countries on a commercial basis or through a reimbursed early access program, or EAP. We hold worldwide commercialization rights to Translarna for all indications in all territories.

        On the evening of February 22, 2016, we received a Refuse to File letter from the United States Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for Translarna for the treatment of nmDMD. The FDA stated in the Refuse to File letter that our NDA was not sufficiently complete to permit a substantive review. Specifically, we were notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. We need further discussion with FDA to understand their current perspective on our subgroup analysis. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. While other comments and requests are noted in the letter as items to be addressed if the NDA is resubmitted, the FDA specified that they were not related to its refusal to file our NDA. See "Item 1. Business—Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy—United States" and "Item 1A. Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates" for further detail regarding the Refuse to File letter and the related risks to our business.

        In October 2015, we announced results from ACT DMD. In the overall intent-to-treat, or ITT, study population, the primary endpoint of change from baseline at week 48 in the 6-minute walk test or 6MWT, which we also refer to as 6-minute walk distance, or 6MWD, showed a 15 meter benefit in favor of Translarna (p=0.213), which did not meet statistical significance. However, we believe that the results of ACT DMD and the totality of clinical data across our two large, randomized, placebo-controlled trials (ACT DMD and our prior Phase 2b trial, Study 007), provide substantial evidence of the effectiveness of Translarna and demonstrate a clinically meaningful benefit of Translarna for the treatment of nmDMD. Importantly, a benefit of 47 meters (nominal p=0.007) was observed in the pre-specified patient population with baseline 6MWD of 300 to 400 meters, which is in line with our prior experience in the Phase 2b trial and is consistent with the evolving understanding of the natural history of the 6MWT in DMD patients. Translarna also showed a benefit over placebo in the 300 to 400 meter baseline 6MWD population across key secondary and tertiary endpoints, including timed function tests (10 meter run/walk, four stair climb, four stair descend) and the North Star Ambulatory Assessment test. In addition, a pre-specified meta-analysis of combined data from ACT DMD and Phase 2b ambulatory decline phase patients, involving a total of 291 patients, demonstrated a statistically significant benefit in favor of Translarna in the primary endpoint of 21 meters (p=0.015) and in key secondary endpoints. The Phase 2b ambulatory decline phase patients includes the patients from our randomized, double-blind, placebo controlled, Phase 2b clinical trial in patients with nmDMD who would have met the enrollment criteria of ACT DMD.

        We continue to believe that the results of ACT DMD and the totality of clinical data across our two large, randomized, placebo-controlled trials (ACT DMD and our prior Phase 2b trial, Study 007), including pre-specified analyses as well as retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna is active and showed clinically meaningful benefits over placebo in these trials. However, we did not achieve the primary efficacy endpoint in either trial with the pre specified level of statistical significance and, as noted above, on February 22, 2016, we received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD. There is also substantial risk that the EMA and regulators in other territories may not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. For further discussion of ACT DMD, see "Item 1. Business—Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy." See "Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates" for further detail regarding how ACT DMD results could impact our ability to commercialize Translarna.

        During the fourth quarter of 2015, we announced that enrollment was completed for our global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF. We refer to this trial as ACT CF. We anticipate top line data from ACT CF will be available in early 2017. During the third quarter of 2015, we submitted a variation to our marketing authorization of Translarna in the EEA, described above, to request approval of Translarna for the treatment of nmCF. We are responding to a request for supplementary information from the CHMP and expect a recommendation from the CHMP with respect to our variation submission in mid-2016. Our variation submission is primarily based upon the safety and efficacy results of our randomized, double-blind, placebo controlled, Phase 3 clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmCF completed in 2011, which we refer to as our prior Phase 3 trial. We believe that the collective data from our prior Phase 3 trial, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo, however, the primary efficacy endpoint in the ITT population did not achieve statistical significance. Approval of the marketing authorization variation will depend on the EMA's assessment of the relative benefits and risks of approval. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. If approved, we expect that the EMA will require us, as a post-approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, such authorization, if granted, will continue to be subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk benefit balance of the authorization, unless and until we are granted full marketing authorization for our primary marketing authorization in the EEA for Translarna. See "Business—Regulation in the European Union" for further detail regarding the variation process and "Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates" for further detail regarding the annual EMA reassessment, including a description of the risk benefit balance.

        Based on its understood mechanism of action, we believe Translarna may have benefit in the treatment of patients with any genetic disorder that arises as a result of a nonsense mutation. We are pursuing proof-of-concept studies for Translarna in additional indications: mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5.

        We also continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Two compounds are currently in clinical development within the SMA program, RG7800 and RG7916. The most advanced compound, RG7800, is the subject of a Phase 2 randomized, double-blind, placebo-controlled trial called Moonfish in adult and pediatric patients with SMA. Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate a non-clinical safety finding observed in a longer-term animal study. The initiation of a Phase 1 study for RG7916 in healthy volunteers to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics was announced in January 2016. Upon completion of this study, we and our collaboration partners expect to utilize data from this Phase 1 study to compare the profiles of the RG7800 and RG7916 compounds to determine the best path forward for our SMA program.

        Our cancer stem cell program targeting chemotherapy resistant cancers began a Phase 1 clinical study in the first half of 2015. In addition, we have a pipeline of product candidates that are in early clinical and preclinical development.

Overview—Funding

        The success of Translarna, and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2015, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our early access programs, or EAPs, and in counties in the EEA where we were able to obtain acceptable pricing and reimbursement terms.

        Each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take over 18 months from initiation to complete. As a result, our commercial launch in the EEA has been, and will continue to be, on a country-by-country basis and we generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. In some countries, such as France and Germany, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, we may become obligated to repay such excess amount to the applicable government health program. For example, an arbitration process in German regarding pricing and reimbursement of Translarna for the treatment of nmDMD recently concluded. An acceptable agreement for us was not reached. As a result, we expect to delist Translarna from the German pharmacy ordering system. We are required to reimburse payors in Germany the difference between the commercial price of Translarna in Germany and the price recently established by the German arbitration board for sales made in Germany during the period of December 2015 through such time as we delist Translarna from the German pharmacy ordering system.

        In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price that can be charged for purchases of product in that country pursuant to a reimbursed early access program. See "Item 1. Business—Commercial Matters—Market Access Considerations" for additional information and "Item 1A. Risk Factors—Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions."

        To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates.

        As of December 31, 2015, we had an accumulated deficit of $593.0 million. We had a net loss of $170.4 million and $93.8 million for the fiscal years ended December 31, 2015 and 2014, respectively.

        We anticipate that our expenses will increase in connection with the expansion of our commercial infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to resolve the issues raised by the FDA in its Refuse to File letter regarding our NDA for Translarna for the treatment of nmDMD and our efforts to advance our regulatory submissions, including our recent submissions with the EMA related to our marketing authorization for Translarna for the treatment of nmDMD and our marketing authorization variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

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

Financial operations overview

        To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. Our process for recognizing revenue is described below under "Critical accounting policies and significant judgments and estimates—Revenue recognition".

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

        In August 2013, we announced the selection of a development candidate, RG7800. The achievement of this milestone triggered a $10.0 million payment to us from Roche, which we recorded as collaboration revenue for the year ended December 31, 2013.

        In January 2014, we initiated a Phase 1 clinical program for RG7800, which triggered a $7.5 million milestone payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.

        In November 2014, we announced that our joint development program in Spinal Muscular Atrophy (SMA) with Roche and the SMA Foundation (SMAF) has started a Phase 2 study for RG7800 in adult and pediatric patients. The achievement of this milestone triggered a $10 million payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.

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

        We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF clinical trial of Translarna, our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and our Phase 1 clinical study under our cancer stem cell program. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

        The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2015, 2014, and 2013.

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Translarna (nmDMD, nmCF and nmMPS I)	$83,521	$56,707	$28,921
Antibacterial	9,388	7,512	5,996
Cancer stem cell	8,422	4,307	2,786
Next generation nonsense readthrough	7,951	6,506	3,325
Other research and preclinical	12,534	4,806	13,847

Total research and development	$121,816	$79,838	$54,875

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

  •
  our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us;

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

Selling, general and administrative expense

        Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including share-based compensation expenses, in our executive, legal, business development, finance, accounting, information technology and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development expense; advertising and promotional expenses; costs associated with industry and trade shows; and professional fees for legal services, including patent-related expenses, accounting services, miscellaneous selling costs and finishing costs incurred to direct product to commercial use.

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

Interest (expense) income, net

        Interest (expense) income, net consists of interest income earned on investments and interest expense from the Convertible Notes outstanding.

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

  Net Product Sales

        To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We began recognizing revenue for payments received under the reimbursed EAPs for Translarna in nmDMD patients in select countries in the third quarter of 2014. We have now established a pattern of collectability and, since January 2015, we recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-15, Revenue Recognition—Products.

        We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. Prior to January 1, 2015, we generally recognized revenue for these reimbursed EAP programs once the product was shipped on behalf of the government authority or institution on a cash basis if all other revenue recognition criteria had been met. Beginning in the first quarter of 2015, we are recognizing revenue for Translarna as product is shipped, as we have established a pattern of collectability.

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

        We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our submissions for Translarna for the treatment of nmDMD and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Inventories and Cost of Product Revenues

        In 2014, we were notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. The authorization was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD and our ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, we submitted the final ACT DMD report to the EMA. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. We plan to seek to renew the marketing authorization on an annual basis until our obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

        We do not have sufficient history or experience from which to accurately forecast product sales or demand generation, and there continues to be substantial risk that regulators could suspend or not renew our marketing authorization in the future. As such, as of the date of this filing, we have not capitalized inventory. Had we capitalized all of our Translarna product that is available for commercial sale on hand as of December 31, 2015, the value would have been approximately $2.0 million. In addition, had we expensed the cost of Translarna as a cost of sales when sold, our gross profit margin would have been greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry. We will continue to assess the appropriateness of inventory capitalization based on the outcome of applicable regulatory approvals.

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

        In 2015, we issued a total of 2,201,800 stock options to various employees. Of those, 806,600 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires' employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

        The fair values of grants made in the year ended December 31, 2015 were contemporaneously estimated on the date of grant using the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.48 - 2.18%	0.11 - 2.04%	0.85 - 1.90%
Expected volatility	67 - 69%	70 - 91%	87 - 89%
Expected term	5.50 - 9.12 years	5.50 - 6.25 years	6.00 - 6.25 years

        We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $50.81, $22.39, and $8.23 per share, respectively.

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

        The following table summarizes information on our restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	—
Vested	(361,919)	$10.60
Forfeited	(12,146)	$10.84

Unvested at December 31, 2015	344,335	$10.85

        We recorded share-based compensation expense in the statement of operations as follows:

(in thousands)	2015	2014	2013
Research and development	$16,138	$9,739	$4,312
Selling, general and administrative	17,841	9,571	4,115

Total	$33,979	$19,310	$8,427

        As of December 31, 2015, 2014 and 2013 there was approximately $73.8 million, $38.4 million and $21.6 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company's 2013 Long Term Incentive Plan and prior equity awards plans or made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.74 years.

Warrant liability

        Warrants to purchase our common stock with nonstandard antidilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. Any change in fair value of these warrants is recorded as gain (loss) on warrant valuation each reporting period in Other income (expense) on our statement of operations.

Convertible notes offering

        In August 2015, we issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022, which we refer to as the Convertible Notes. The Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to us from the offering were $145.4 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us.

        The Convertible Notes are governed by an indenture (the Convertible Notes Indenture) with U.S Bank National Association as trustee (the Convertible Notes Trustee).

        Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of Convertible Notes being converted.

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

        If we undergo a "fundamental change" (as defined in the Indenture governing the Convertible Notes Indenture), subject to certain conditions, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Income taxes

        As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At December 31, 2015 and 2014, we recorded a full valuation allowance against our net deferred tax assets of approximately $139.6 million and $123.3 million, respectively. The change in the valuation allowance during the years ended December 31, 2015 and 2014 was approximately $16.3 million and $9.2 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2015, we have approximately $270.4 million and $198.1 million of federal and state net operating loss carryforwards, respectively.

        As a result of realization requirements of the guidance issued by the FASB, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of December 31, 2015, approximately $49.2 million of the federal net operating loss carryforwards are related to the exercise of employee stock options and vesting of restricted stock, and we will record a tax benefit of approximately of $16.7 million through capital in excess of par value if such losses are realized.

        As of December 31, 2015, credit carryforwards for federal and state purposes are approximately $11.0 million and $4.8 million, respectively. In addition the Orphan Drug Credit Carryover available as of December 31, 2015 is approximately $39.8 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards begin to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company's NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL's will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $270.4 million of NOLs available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2015, there is $142.9 million available for immediate use and an additional $16.7 million will free up in 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014

        The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2015 and 2014:

	Year ended December 31,
			Change 2015 vs. 2014
(in thousands)	2015	2014
Net product revenue	$33,696	$717	$32,979
Collaboration and grant revenue	3,070	24,528	(21,458)
Research and development expense	121,816	79,838	41,978
Selling, general and administrative expense	82,080	44,820	37,260
Income tax (expense) benefit	(485)	4,693	(5,178)
Interest (expense) income, net	(2,367)	1,180	(3,547)

        Net product revenue.    Net product revenue was $33.7 million for the year ended December 31, 2015, an increase of $33.0 million, from net product revenue of $0.7 million for the year ended

December 31, 2014. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP. As of January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability. We recognized $1.4 million of revenue in 2015 attributable to product sales in 2014 which were deferred in 2014 when we recognized revenue on a cash basis.

        Collaboration and grant revenue.    Collaboration and grant revenue was $3.1 million for the year ended December 31, 2015, a decrease of $21.5 million, or 87%, from collaboration and grant revenue of $24.5 million for the year ended December 31, 2014. The decrease in collaboration revenue was primarily due to milestone payments received from Roche for program achievements in the SMA program in 2014 of $17.5 million as well as lower collaboration revenue for the comparable period.

        Research and development expense.    Research and development expense was $121.8 million for the year ended December 31, 2015, an increase of $42.0 million, or 53%, from $79.8 million for the year ended December 31, 2014. The increase resulted primarily from increased clinical trial expenses of $12.8 million associated with our ongoing clinical trials, increased costs of $9.5 million incurred in the manufacturing of drug product, an increase in personnel related costs of $9.2 million related to increased headcount primarily due to international expansion, and an increase in non-cash, stock-based compensation expense of $6.4 million.

        Selling, general and administrative expense.    Selling, general and administrative expense was $82.1 million for the year ended December 31, 2015, an increase $37.3 million or 83% from $44.8 million for the year ended December 31, 2014. The increase resulted primarily from increased non-cash stock-based compensation expense of $8.3 million, increased personnel costs of $14.9 million related to increased headcount primarily due to international expansion, and increased costs related to our commercial launch activities and costs associated with establishing our international infrastructure.

        Net tax benefit.    Income tax expense was $0.5 million for the year ended December 31, 2015 and income tax benefit was $4.7 million for the year ended December 31, 2014. We incurred income tax expense related to certain foreign income taxes. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We recognized a tax benefit of $4.9 million related to our sale of net operating losses and research and development credits in the New Jersey Technology Business Tax Certificate Transfer Program for the year ended December 31, 2014. We did not participate in this program during the year ended December 31, 2015.

        Interest income (expense),net.    Net interest expense was $2.4 million for the year ended December 31, 2015, a decrease of $3.5 million from net interest income of $1.2 million for the year ended December 31, 2014. The increase in interest expense was primarily due to increased interest expense accrued in connection with the semi-annual interest payments due on our Convertible Notes beginning in 2016 partially offset by interest income related to investments.

Year ended December 31, 2014 compared to year ended December 31, 2013

        The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2014 and 2013:

	Year ended December 31,
			Change 2014 vs. 2013
(in thousands)	2014	2013
Revenues	$25,245	$34,696	$(9,451)
Research and development expense	79,838	54,875	24,963
Selling, general and administrative expense	44,820	25,219	19,601
Net tax benefit	4,693	—	4,693
Interest income (expense), net	1,180	(6,084)	7,264

        Revenues.    Revenues were $25.2 million for the year ended December 31, 2014, a decrease of $9.5 million, or 27%, from $34.7 million for the year ended December 31, 2013. Net product sales were $0.7 million for the year ended December 31, 2014. In the third quarter of 2014, we began to recognize revenue for payments received under the reimbursed early access programs for Translarna for nmDMD patients in selected countries on a cash basis until we establish a pattern of collectability with our product. Total invoiced revenue in 2014 was $2.5 million, of which approximately $1.7 million was booked as deferred revenue. Collaboration revenue was $22.2 million for the year ended December 31, 2014, a decrease of $9.1 million, or 29%, from collaboration revenues of $31.3 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in the recognition of the deferred revenue balance related to the amortization of approximately $16.8 million of upfront payments from grants and collaborations partially offset by milestone payments received from Roche for program achievements in the SMA program. Grant revenue was $2.3 million for the year ended December 31, 2014, a decrease of $1.1 million, or 32%, from grant revenue of $3.4 million for the year ended December 31, 2013.

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

        Interest income (expense), net.    Net interest income was $1.2 million for the year ended December 31, 2014, an increase of $7.3 million from net interest expense of $6.1 million for the year ended December 31, 2013. The increase was primarily due to interest income related to investments offset by lower interest expense resulting from the payoff of debt in July 2013. Interest expense for the year ended December 31, 2013 was due to interest related to the debt discount associated with the convertible debt issued in 2013.

Liquidity and capital resources

Sources of liquidity

        Since inception, we have incurred significant operating losses.

        As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. During 2016, we expect that our revenues will be primarily generated from sales of Translarna in territories where we are permitted to distribute Translarna under our reimbursed early access programs, or EAP and those counties, in particular in the EEA, where we are able to obtain pricing and reimbursement approval at acceptable levels.

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

        In August 2015, we closed a private offering of $150 million in aggregate principal amount of 3.00% convertible senior notes due 2022, or the Convertible Notes, including the exercise by the initial purchasers of an option to purchase an additional $25 million in aggregate principal amount of the Convertible Notes. The Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by us.

Cash flows

        As of December 31, 2015, we had cash and cash equivalents and marketable securities of $338.9 million.

        The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended December 31,
(in thousands)	2015	2014	2013
Cash provided by (used in):
Operating activities	(124,337)	(57,274)	(46,922)
Investing activities	(20,811)	(145,168)	(127,829)
Financing activities	154,061	237,126	187,439

        Net cash used in operating activities was $124.3 million, $57.3 million, and $46.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial launch activities for Translarna in the European Economic Area and other territories, and costs associated with the expansion of our international infrastructure for the years ended December 31, 2015, 2014, and 2013.

        Net cash used in investing activities was $20.8 million, $145.2 million, and $127.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash used in investing activities was primarily related to net purchases of marketable securities for the years ended December 31, 2015, 2014, and 2013.

        Net cash provided by financing activities in 2015 was primarily attributable to the $145.4 million in net proceeds from the issuance of the Convertible Notes in August 2015. Net cash provided by financing activities in 2014 was primarily attributable to approximately $118.4 million in net proceeds from the public offering in February 2014 and approximately $117.6 million in net proceeds from the public offering in October 2014. Net cash provided by financing activities in 2013 was primarily attributable to the $60.8 million in net proceeds that we received from the sale of Series Four preferred stock and $131.6 million in net proceeds that we received from our initial public offering in June of 2013.

Funding requirements

        We anticipate that our expenses will increase in connection with the expansion of our commercial infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing, and administrative and employee-based expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to resolve the issues raised by the FDA in its Refuse to File letter regarding our NDA for Translarna for the treatment of nmDMD and our efforts to advance our regulatory submissions, including our recent submissions with the EMA related to our marketing authorization for Translarna for the treatment of nmDMD and our marketing authorization variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

        In addition, our expenses will increase if and as we:

  •
  initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

  •
  are required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us for Translarna for the treatment of nmDMD;

  •
  seek to discover and develop additional product candidates;

  •
  maintain, expand and protect our intellectual property portfolio; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

        Our future capital requirements will depend on many factors, including:

  •
  the costs, timing and outcome of regulatory review of Translarna and our other product candidates, including those in connection with our recent submissions with the EMA related to our marketing authorization in the EEA for Translarna for the treatment of nmDMD and variation submission with the EMA to seek inclusion of Translarna for the treatment of nmCF on our current marketing authorization;

  •
  whether the EMA and regulators in other territories agree with our interpretation of the results of ACT DMD;

  •
  the progress and results of our confirmatory Phase 3 ACT CF clinical trial of Translarna as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our ongoing Phase 1 clinical study under our cancer stem cell program;

  •
  our ability to work with the FDA to resolve the matters set forth in the Refuse to File letter we received in connection with our NDA for Translarna for the treatment of nmDMD, including with respect to timing and outcome, such as, among other things, whether we will be required to perform additional clinical and non-clinical trials at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission;

  •
  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, in the EEA for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

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

  •
  the ability and willingness of patients and healthcare professionals be able to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether Translarna may be accessed through a reimbursed importation pathway provided under German law and whether such pathway will minimize any access issues for German patients while maintaining a sustainable price;

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

Contractual obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2015.

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations (1)	3,706	1,529	2,177	—	—
Accrued milestone payments (2)	810	810	—	—	—
Long-term debt obligations, including interest (3)	181,500	4,500	13,500	9,000	154,500

Total contractual obligations	186,016	6,839	15,677	9,000	154,500

(1)
We lease office space for our principal office in South Plainfield, New Jersey under a noncancelable operating lease with a term that extends through February 2019. In addition, we lease office space in various countries for our international employees primarily through workspace providers.

(2)
Under our funding agreement with Wellcome Trust, we have accrued our milestone payment expected to be paid in the second quarter of 2016.

(3)
Our long-term debt obligations reflect our obligations under the 2022 notes to pay interest on the $150.0 million aggregate principal amount of the 2022 notes and to make principal payments on the 2022 notes at maturity or upon conversion.

        The preceding table excludes contingent contractual payments that we may become obligated to make. Under various agreements, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products, including the following agreements with The Wellcome Trust Limited, or Wellcome Trust, and the SMA Foundation.

        We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our cancer stem cell and antibacterial programs. To the extent that we develop and commercialize program intellectual property on a for-profit basis, we may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $68.9 million and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. Our first such milestone payment of $0.8 million payable to Wellcome Trust is expected to occur in the second quarter of 2016.

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

        As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro or Swiss Franc from the December 31, 2015 rate would cause the fair value of such monetary assets and liabilities to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

Item 8.    Financial Statements and Supplementary Data

Index to consolidated financial statements

Reports of independent registered public accounting firm	133
Consolidated Balance Sheets as of December 31, 2015 and 2014	135
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	136
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	137
Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	138
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	139
Notes to Consolidated Financial Statements	140

Report of independent registered public accounting firm

The Board of Directors and Stockholders of PTC Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, statements of convertible preferred stock and changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 29, 2016

 Report of independent registered public accounting firm

The Board of Directors and Stockholders of PTC Therapeutics, Inc.

        We have audited PTC Therapeutics, Inc. (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, statements of convertible preferred stock and changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 29, 2016

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$58,022	$49,748
Marketable securities	280,903	265,493
Prepaid expenses and other current assets	5,930	3,885
Trade receivables, net	11,094	4,445

Total current assets	355,949	323,571
Fixed assets, net	8,974	9,159
Deposits and other assets	3,118	489

Total assets	$368,041	$333,219

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$45,247	$29,121
Deferred revenue	139	3,354

Total current liabilities	45,386	32,475
Long-term debt	94,608	—
Other long-term liabilities	2,046	2,277

Total liabilities	142,040	34,752

Stockholders' equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 33,916,559 shares at December 31, 2015. Authorized 125,000,000 shares; issued and outstanding 32,898,392 shares at December 31, 2014	34	33
Additional paid-in capital	820,165	721,722
Accumulated other comprehensive loss	(1,200)	(737)
Accumulated deficit	(592,998)	(422,551)

Total stockholders' equity	226,001	298,467

Total liabilities and stockholders' equity	$368,041	$333,219

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands

	Year ended December 31,
	2015	2014	2013
Revenues:
Net product revenue	$33,696	$717	$—
Collaboration and grant revenue	3,070	24,528	34,696

Total revenues	36,766	25,245	34,696

Operating expenses:
Research and development	121,816	79,838	54,875
Selling, general and administrative	82,080	44,820	25,219

Total operating expenses	203,896	124,658	80,094

Loss from operations	(167,130)	(99,413)	(45,398)
Interest (expense) income, net	(2,367)	1,180	(6,084)
Loss on extinguishment of debt	—	—	(130)
Other (expense) income, net	(465)	(213)	38

Loss from operations before tax (expense) benefit	(169,962)	(98,446)	(51,574)
Income tax (expense) benefit	(485)	4,693	—

Net loss	(170,447)	(93,753)	(51,574)
Deemed dividend	—	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	3,391

Net loss attributable to common stockholders	$(170,447)	$(93,753)	$(66,432)

Weighted-average shares outstanding:
Basic and diluted (in shares)	33,626,248	31,565,310	12,829,411

Net loss per share—basic and diluted (in dollars per share)	$(5.07)	$(2.97)	$(5.18)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2015	2014	2013
Net loss	$(170,447)	$(93,753)	$(51,574)
Other comprehensive loss:
Unrealized (loss)/gain on marketable securities	(202)	(457)	70
Foreign currency translation loss	(261)	(350)	—

Comprehensive loss	$(170,910)	$(94,560)	$(51,504)

See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders' Equity (Deficit)
Period from January 1, 2013 through December 31, 2015
In thousands, except shares

	Series one - three convertible preferred stock		Series four convertible preferred stock		Series five convertible preferred stock					Accumulated other comprehensive income (loss)
							Common stock					Total stockholders' equity (deficit)
									Additional paid-in capital		Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	15,038,259	$80,824	—	$—	—	$—	545,345	$—	$177,584	$—	$(277,224)	$(99,640)
Reverse stock split	—	—	—	—	—	—	(540,819)	—	—	—	—	—
Issuance of Series Four convertible preferred stock, exchange of Series One, Two, and Three convertible preferred stock for Series Five convertible preferred stock	(15,038,259)	(80,824)	5,374,954	60,785	8,796,002	101,682	—	—	(14,858)	—	—	(14,858)
Issuance of common stock from IPO and exercise of over allotment exercise, net of offering costs	—	—	—	—	—	—	9,627,800	10	131,640	—	—	131,650
Conversion of Series four and Series five convertible preferred stock	—	—	(5,374,954)	(60,785)	(8,796,002)	(101,682)	14,170,956	14	162,453	—	—	162,467
Share-based compensation expense	—	—	—	—	—	—	—	—	8,427	—	—	8,427
Net loss	—	—	—	—	—	—	—	—	—	—	(51,574)	(51,574)
Comprehensive income	—	—	—	—	—	—	—	—	—	70	—	70

Balance, December 31, 2013	—	$—	—	$—	—	$—	23,803,282	$24	$465,246	$70	$(328,798)	$136,542

Issuance of common stock from public offerings and exercise of over allotment exercise, net of offering costs	—	—	—	—	—	—	8,613,265	9	235,971	—	—	235,980
Exercise of options	—	—	—	—	—	—	108,645	—	1,195	—	—	1,195
Restricted stock vesting	—	—	—	—	—	—	373,200	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	19,310	—	—	19,310
Net loss	—	—	—	—	—	—	—	—	—	—	(93,753)	(93,753)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(807)	—	(807)

Balance, December 31, 2014	—	$—	—	$—	—	$—	32,898,392	$33	$721,722	$(737)	$(422,551)	$298,467

Equity component of the convertible notes issuance, net	—	—	—	—	—	—	—	—	57,538	—	—	57,538
Debt issuance costs	—	—	—	—	—	—	—	—	(1,784)	—	—	(1,784)
Exercise of options	—	—	—	—	—	—	656,248	1	8,710	—	—	8,711
Restricted stock vesting	—	—	—	—	—	—	361,919	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	33,979	—	—	33,979
Net loss	—	—	—	—	—	—	—	—	—	—	(170,447)	(170,447)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(463)	—	(463)

Balance, December 31, 2015	—	$—	—	$—	—	$—	33,916,559	$34	$820,165	$(1,200)	$(592,998)	$226,001

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(170,447)	$(93,753)	$(51,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,876	2,235	2,396
Change in valuation of warrant liability	(140)	130	(38)
Amortization of premiums on investments	2,480	1,607	—
Amortization of debt issuance costs	107	—	—
Share-based compensation expense	33,979	19,310	8,427
Noncash interest expense	2,146	—	6,049
Loss on extinguishment of debt	—	—	130
Disposal of asset	(37)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,107)	(2,286)	(760)
Trade receivables, net	(6,907)	(3,487)	56
Deposits and other assets	131	(340)	48
Accounts payable and accrued expenses	16,981	16,914	5,183
Other long-term liabilities	(92)	(80)	(285)
Deferred revenue	(3,307)	2,476	(16,554)

Net cash used in operating activities	(124,337)	(57,274)	(46,922)
Cash flows from investing activities
Purchases of fixed assets	(2,720)	(4,664)	(846)
Purchases of marketable securities	(223,762)	(247,804)	(156,045)
Sale & redemption of marketable securities	205,671	107,300	29,062

Net cash used in investing activities	(20,811)	(145,168)	(127,829)
Cash flows from financing activities
Payments on long-term debt	—	(49)	(4,996)
Net proceeds from sale of Series Four preferred stock	—	—	60,785
Proceeds from exercise of options	8,711	1,196	—
Net proceeds from public offerings	—	235,979	131,650
Debt issuance costs related to convertible notes	(4,650)
Proceeds from issuance of convertible notes	150,000

Net cash provided by financing activities	154,061	237,126	187,439

Effect of exchange rate changes on cash	(639)	(350)	—

Net increase in cash and cash equivalents	8,274	34,334	12,688
Cash and cash equivalents, beginning of period	49,748	15,414	2,726

Cash and cash equivalents, end of period	$58,022	$49,748	$15,414

Supplemental disclosure of cash information
Cash paid for interest	$—	$1	$367

Cash paid for income taxes	$111	$—	$2

Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized (loss) gain on marketable securities	$(202)	$(457)	$70

Change in carry value of preferred securities resulting from recapitalization	$—	$—	$3,391

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2015

(In thousands except share and per share amount)

1. The Company

        PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. PTC is a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology referred to as post-transcriptional control. The letters "PTC" in the corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. The Company has discovered all of its compounds currently under development using its proprietary technologies. The Company plans to continue to develop these compounds both on its own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. The Company believes that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. The Company's internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.

        On the evening of February 22, 2016, the Company received a Refuse to File letter from the United States Food and Drug Administration, or FDA, regarding its New Drug Application, or NDA, for its lead product, Translarna™ (ataluren), for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. The FDA stated in the Refuse to File letter that the NDA was not sufficiently complete to permit a substantive review. Specifically, the Company was notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that the Company had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that the NDA does not contain adequate information regarding the abuse potential of Translarna. While other comments and requests are noted in the letter as items to be addressed if the NDA is resubmitted, the FDA specified that they were not related to its refusal to file the NDA.

        Translarna received marketing authorization from the European Commission, or EC, in August 2014 for the treatment of nmDMD in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. The marketing authorization was primarily based upon the safety and efficacy results of our 48-week, 174-patient Phase 2b double-blind, placebo controlled clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD completed in 2009, or the Phase 2b trial.

        The Company's authorization in the EEA is subject to annual review and renewal by the EC following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization was further conditioned on the Company's ability to complete its global, confirmatory Phase 3 clinical trial in nmDMD, which the Company refers to as ACT DMD, and submit the final report, including additional efficacy and safety data from the trial. The Company submitted this final report to the EMA in January 2016 and requested that the condition to our marketing authorization be removed. The Company expects that the EMA's Committee for Medicinal Products for Human Use, or CHMP, will issue a recommendation regarding this request in mid-2016.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

1. The Company (Continued)

        In June 2014, the Company initiated a reimbursed expanded access program, or EAP program, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to the EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of December 31, 2015, Translarna was available in 17 countries on a commercial basis or pursuant to the EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2016 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries.

        In October 2015, the Company announced results from ACT DMD, including that the trial did not meet the primary efficacy endpoint of change from baseline at week 48 in distance walked in the 6-minute walk test, or 6MWT, which the Company also refers to as six-minute walk distance, or 6MWD, in the overall intent-to-treat, or ITT, study population, as it showed a 15 meter benefit (p=0.213) in favor of Translarna compared to placebo, which was not statistically significant. Analyses of data from pre-specified subgroups, including patients with baseline 6MWD of 300 - 400 meters, was also conducted. A pre-specified meta-analysis was also performed of combined data from the ACT DMD and ambulatory decline phase patients from the Company's randomized, double-blind, placebo controlled, Phase 2b clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD, or the Phase 2b trial.

        During 2015, the Company's revenues have been and are expected to be primarily generated from sales of Translarna in counties in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where the Company is permitted to distribute Translarna under reimbursed early access programs, or EAPs. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of December 31, 2015, the Company had an accumulated deficit of approximately $593.0 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 6), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company's product candidates.

2. Summary of significant accounting policies

Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

Use of estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company's research and development expenses, stock-based compensation, initial valuation procedures for the issuance of convertible notes and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

December 31, 2015

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

Inventories and cost of product revenue

        In 2014, the Company was notified that the European Commission, or EC, granted conditional marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna for the treatment of nmDMD in the 31 member states of the European Economic Area. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the EC following reassessment by the EMA of the risk benefit balance of the authorization. The authorization was further conditioned on the Company's submission of the final report, including additional efficacy and safety data, from ACT DMD and the Company's ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, the Company submitted the final ACT DMD report to the EMA. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. The Company plans to seek to renew the marketing authorization on an annual basis until the Company's obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If the Company fails to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA's recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials. The Company does not have sufficient history or experience from which to accurately

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

forecast product sales or demand generation, and there continues to be substantial risk that regulators could suspend or not renew the Company's marketing authorization in the future. As such, as of the date of this filing, the Company has not capitalized inventory.

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

Net Product Sales

        The Company's net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. The Company began recognizing revenue for payments received under the reimbursed EAPs for Translarna in nmDMD patients in select countries in the third quarter of 2014. The Company has now established a pattern of collectability and, since January 2015, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-15, Revenue Recognition—Products.

        The Company has recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of the Company's third-party partner distributors. The Company's third-party distributors act as intermediaries between the Company and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. Prior to January 1, 2015, the Company generally recognized revenue for these reimbursed EAP programs once the product was shipped on behalf of the government authority or institution on a cash basis if all other revenue recognition criteria had been met. Beginning in the first quarter of 2015, the Company has recognized revenue for Translarna as product is shipped, as the Company has established a pattern of collectability.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

        The Company records revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established or estimated at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

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

        Nonrefundable advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $0.6 and $0.9 million as of December 31, 2015 and 2014, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

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

Impairment of long-lived assets

        The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. Although current and historical negative cash flows are indicators of impairment, management believes the future cash flows to be received from the long-lived assets and the potential success of the Company's research programs will exceed the assets' carrying value, and accordingly, the Company believes that no impairment of long-lived assets exists as of December 31, 2015.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

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

        The Company recognized a tax benefit of $4.9 million related to the sale of net operating losses in the New Jersey Technology Business Tax Certificate Transfer Program for the year ended December 31, 2014. The Company did not participate in this program during the years ended December 31, 2015 and 2013.

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

Recent accounting pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs topic of the Codification. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. The Company's unamortized debt issuance cost at December 31, 2015 was $2.8 million which is included within "Deposits and other assets" on the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

2. Summary of significant accounting policies (Continued)

consolidated balance sheet. Upon adoption, the Company expects that the carrying value of its debt liability will decrease by the value associated with the unamortized debt cost.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company's deferred tax assets is provided with full valuation allowance as of December 31, 2015. As such, the Company does not expect that this standard will have a significant impact upon adoption.

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

        The following represents the fair value using the hierarchy described in Note 2 for the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$280,903	$—	$280,903	$—
Warrant liability	48	—	—	48

	December 31, 2014
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$265,493	$—	$265,493	$—
Warrant Liability	188	—	—	188

        The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

3. Fair value of financial instruments and investments (Continued)

identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker to value these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2015.

        The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2015 and 2014:

	December 31, 2015
		Gross Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Commercial paper	$26,877	$80	$—	$26,957
Corporate debt securities	226,959	—	(640)	226,319
Government obligations	27,656	3	(32)	27,627

	$281,492	$83	$(672)	$280,903

	December 31, 2014
		Gross Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
Corporate debt securities	$230,379	$80	$(428)	$230,031
Government obligations	35,501	7	(46)	35,462

	$265,880	$87	$(474)	$265,493

        Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders' equity. During the year ended December 31, 2015, the Company did not have any realized gains/losses from the sale of marketable securities. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. At December 31, 2015, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. In addition, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position when determining if the losses are other than temporary.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

3. Fair value of financial instruments and investments (Continued)

        Marketable securities on the balance sheet at December 31, 2015 and 2014 mature as follows:

	December 31, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,957	$—
Corporate debt securities	140,831	85,488
Government obligations	18,994	8,633

Total Marketable securities	$186,782	$94,121

	December 31, 2014
	Less Than 12 Months	More Than 12 Months
Corporate debt securities	$157,758	$72,273
Government obligations	6,003	29,459

Total Marketable securities	$163,761	$101,732

  Convertible 3.0% senior notes

        In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the "Convertible Notes"). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company's stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2015 was $150.0 million.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

3. Fair value of financial instruments and investments (Continued)

        The table presented below is a summary of changes in the fair value of the Company's Level 3 valuation for warrant liability for the years ended December 31, 2015 and 2014:

Level 3 assets
Beginning balance as of January 1, 2014	$58
Change in fair value of warrant liability	130

Ending balance as of December 31, 2014	$188
Change in fair value of warrant liability	(140)

Ending balance as of December 31, 2015	$48

        Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the preferred stock value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2015 include (i) volatility (62%-70%), (ii) risk free interest rate (0.86%-1.54%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($32.40) and (v) expected life (1.5-3.7 years). The significant assumptions used in preparing the option pricing model for valuing the Company's warrants as of December 31, 2014 include (i) volatility (68%-70%), (ii) risk free interest rate (0.89%-1.65%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($51.77) and (v) expected life (2.5-4.7 years).

4. Fixed assets

        Fixed assets, net were as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
Leasehold improvements	$14,029	$13,051
Computer equipment and software	4,102	2,472
Furniture, fixtures, and lab equipment	17,443	15,070
Assets in process	1,102	3,483

	36,676	34,076
Less accumulated depreciation and amortization	(27,702)	(24,917)

	$8,974	$9,159

        Depreciation expense was approximately $2.9 million, $2.2 million, and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

5. Accounts payable and accrued expenses

        Accounts payable and accrued expenses at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Employee compensation, benefits, and related accruals	$11,187	$9,312
Consulting and contracted research	13,753	9,349
Professional fees	2,523	3,334
Accounts payable	11,940	4,128
Other	5,844	2,998

	$45,247	$29,121

6. Long-term debt

2009 Debt Facility

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

2015 Convertible Notes

        In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022. The Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $145.4 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.

        The Convertible Notes are governed by an indenture (the Convertible Notes Indenture) with U.S Bank National Association as trustee (the Convertible Notes Trustee).

        Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:

  •
  during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

6. Long-term debt (Continued)

    least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

  •
  during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

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

        The conversion rate for the Convertible Notes was initially, and remains, 17.7487 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of the Company's common stock.

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

        If the Company undergoes a "fundamental change" (as defined in the Indenture governing the Convertible Notes Indenture), subject to certain conditions, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

        The Convertible Notes Indenture contains customary events of default with respect to the Convertible Notes, including that upon certain events of default (including the Company's failure to make any payment of principal or interest on the Convertible Notes when due and payable) occurring and continuing, the Convertible Notes Trustee by notice to the Company, or the holders of at

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

6. Long-term debt (Continued)

least 25% in principal amount of the outstanding Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders (subject to the provisions of the Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

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

        In accounting for the transaction costs related to the issuance of the Convertible Notes, the Company allocated the total costs incurred to the liability and equity components of the Convertible Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the Convertible Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders' equity. Additionally, the Company initially recorded a net deferred tax liability of $22.3 million in connection with the Notes.

        The Convertible Notes consist of the following:

	Year ended December 31
Liability component	2015	2014
Principal	$150,000	$—
Less: Debt discount, net (1)	(55,392)	—

Net carrying amount	$94,608	$—

(1)
Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

6. Long-term debt (Continued)

        The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2015	2014
Contractual interest expense	$1,702	$—
Amortization of debt issuance costs	107	—
Amortization of debt discount	2,146	—

Total	$3,955	$—

Effective interest rate of the liability component	11.0%	—

7. Capital structure

Convertible preferred stock prior to 2013 recapitalization

        As of December 31, 2012, the Company had authorized for issuance up to 29,500,000 shares of preferred stock, $0.001 par value. The authorized shares as of December 31, 2012 were designated as follows: 2,000,000 shares of Series One convertible preferred stock (Series One), 13,750,000 shares of Series Two convertible preferred stock (Series Two), and 13,750,000 shares of Series Three convertible preferred stock (Series Three).

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

7. Capital structure (Continued)

502,919 shares of Series Four upon the share settlement of the convertible promissory notes described above that were issued in January and February 2013.

        In connection with this private placement, the Company effected a one- for-120 reverse stock split of its common stock and an exchange of outstanding shares of Series One, Series Two and Series Three convertible preferred stock into an aggregate of 6,700,487 shares of a new series of Series Five junior preferred stock (Series Five). In addition, the Company issued an aggregate of 2,527,675 shares of Series One and Series Two convertible preferred stock upon the exercise of the warrants issued in connection with the bridge loan that were immediately exchanged for 2,095,515 shares of Series Five during the 2013 recapitalization.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

7. Capital structure (Continued)

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

Initial Public Offering

        In June 2013, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 9,627,800 shares of common stock under the registration statement at a public offering price of $15.00 per share, including 1,255,800 shares pursuant to the exercise by the underwriters of an over- allotment option. The Company received net proceeds from the initial public offering of approximately $131.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

December 31, 2015

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

Warrants

        All of the Company's outstanding warrants are classified as liabilities as of December 31, 2015 and 2014 because they contain non-standard antidilution provisions.

        The following is a summary of the Company's outstanding warrants as of December 31, 2015 and 2014:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019

        In connection with the 2013 recapitalization, all of the Series Two outstanding warrants became warrants to purchase Series Five. In connection with the Company's initial public offering all of the Series Five outstanding warrants became warrants to purchase common stock.

8. Earnings per share

        Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

8. Earnings per share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share for common stockholders:

Net loss per share

	Year ended December 31,
	2015	2014	2013
Numerator
Net loss	$(170,447)	$(93,753)	$(51,574)
Deemed dividend	—	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	3,391

Net loss attributable to common stockholders	$(170,447)	$(93,753)	$(66,432)

Denominator
Denominator for basic and diluted net loss per share	33,626,248	31,565,310	12,829,411

Net loss per share:
Basic and diluted	$(5.07)*	$(2.97)*	$(5.18)*

*
For the years ended December 31, 2015, 2014, and 2013, the Company experienced a net loss and therefore did not report any dilutive share impact.

        The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2015	2014	2013
Stock Options	4,826,477	3,432,972	2,095,592
Unvested restricted stock	344,335	718,400	1,110,226

Total	5,170,812	4,151,372	3,205,818

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

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

        In May 2013, the Company's Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company's IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company's 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company's 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company's Board of Directors. As of December 31, 2015, awards for 266,533 shares of common stock are available for issuance.

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

Inducement stock option awards

        Pursuant to the NASDAQ inducement grant exception, during the year ended December 31, 2015, the Company issued options to purchase an aggregate of 806,600 shares of common stock to certain new hire employees at a weighted-average exercise price of $50.46 per share. An aggregate of 84,150 of these options were forfeited during the year ended December 31, 2015 in connection with employee separations from the Company.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

9. Stock award plan (Continued)

        A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2012	42,394	$474.00
Granted	2,117,113	$11.29
Exercised	—	$—
Forfeited	(63,915)	$12.57

Outstanding at December 31, 2013	2,095,592	$20.24
Granted	1,639,996	$31.09
Exercised	(108,645)	$11.00
Forfeited	(193,971)	$32.91

Outstanding at December 31, 2014	3,432,972	$25.00
Granted	2,201,800	$50.81
Exercised	(656,248)	$13.27
Forfeited	(152,047)	$49.58

Outstanding at December 31, 2015	4,826,477	$37.20	8.38 years	$32,391

Vested or Expected to vest at December 31, 2015	3,266,769	$40.14	8.65 years	$13,590

Exercisable at December 31, 2015	1,357,478	$29.38	7.67 years	$18,242

        The fair values of grants made in the years ended December 31, 2015, 2014 and 2013 were contemporaneously estimated on the date of grant using the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.48 - 2.18%	0.11 - 2.04%	0.85 - 1.90%
Expected volatility	67 - 69%	70 - 91%	87 - 89%
Expected term	5.50 - 9.12 years	5.50 - 6.25 years	6.00 - 6.25 years

        The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $50.81, $22.39, and $8.23 per share, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

9. Stock award plan (Continued)

        In December 2013, the Compensation Committee of the Board of Directors modified the terms of stock options granted to executive management. Under the modified terms, the Committee waived all remaining performance conditions associated with the initial vesting of the options such that the options vest with service only conditions. The Company accounted for the modification to the option grants pursuant to ASC Topic 718-20-35 and recognized approximately $0.6 million as additional compensation that was charged to operations during the year ended December 31, 2013.

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

        The following table summarizes information on the Company's restricted stock:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2015	718,400	$10.72
Granted	—	$—
Vested	(361,919)	$10.60
Forfeited	(12,146)	$10.84

Unvested at December 31, 2015	344,335	$10.85

        The Company recorded share-based compensation expense in the statement of operations as follows:

	Year ended December 31,
	2015	2014	2013
Research and development	$16,138	$9,739	$4,312
Selling, general and administrative	17,841	9,571	4,115

Total	$33,979	$19,310	$8,427

        As of December 31, 2015, there was approximately $73.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company's Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.74 years.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

10. Other comprehensive income (loss) and accumulated other comprehensive items

        Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

        The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2015, 2014, and 2013, respectively.

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2012	$—	$—	$—
Other comprehensive income before reclassifications	70	—	70
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive income	70	—	70

Balance at December 31, 2013	$70	$—	$70

Other comprehensive loss before reclassifications	(457)	(350)	(807)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(457)	(350)	(807)

Balance at December 31, 2014	$(387)	$(350)	$(737)

Other comprehensive loss before reclassifications	(202)	(261)	(463)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(202)	(261)	(463)

Balance at December 31, 2015	$(589)	$(611)	$(1,200)

11. Collaborations and grants

        The Company has ongoing collaborations with the Spinal Muscular Atrophy Foundation (SMA Foundation) and F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, Roche) and early stage discovery arrangements with other institutions. The following are the key terms to the Company's (i) ongoing collaborations and (ii) early stage discovery and development arrangements.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

11. Collaborations and grants (Continued)

Roche and SMA Foundation

        In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company's spinal muscular atrophy program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program.

        The Company applied the multiple element revenue recognition guidance in evaluating the accounting treatment of this collaboration agreement. The Company identified two possible significant deliverables in the collaboration agreement, the license and the research activities. The Company evaluated whether these significant deliverables have stand-alone value and determined that the license does not have standalone value without the ongoing research and development services given the unique nature of the technology. As such, both of these elements were combined as a single unit for accounting purposes. As a result, the Company deferred the $30.0 million upfront payment which was recognized over the estimated performance period of two years, which was the contracted research period. For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $0.6 million, $20.2 million and $26.6 million respectively, in collaboration revenue. The balance of the remaining deferred upfront payment was fully recognized as of December 31, 2013.

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

December 31, 2015

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

        As a result, the Company had deferred revenue of $1.8 million as of December 31, 2014 related to these arrangements. There was no deferred revenue related to these arrangements as of December 31, 2015. For the years ended December 31, 2015 and 2014, the Company recognized approximately $1.8 million and $1.3 million in collaboration revenue, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

12. Income taxes

        For the years ended December 31, 2015 and 2014, the loss from operations before tax (expense) benefit in the United States was $51.0 million and $46.5 million, respectively. For the years ended December 31, 2015 and 2014, the loss from operations before tax (expense) benefit in Non-US was $119.0 million and $52.0 million, respectively.

Income Taxes

        The Income Tax Provision consisted of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Current:
U.S. Federal	$—	$—
U.S. State and Local	(2)	4,890
Foreign	(483)	(197)

	$(485)	$4,693

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2015	2014	2013
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
State income tax benefit, net of federal benefit	(0.43)	(1.60)	5.65
Permanent differences	(6.61)	(0.93)	(5.90)
NOL IRC Section 382 Limitations	—	(21.53)	—
Research and development	19.50	3.78	15.88
Increase to valuation allowance	(20.87)	9.17	(49.63)
Foreign tax rate differential	(24.06)	(18.14)	—
Other	(1.82)	0.01	—

Effective income tax rate	(0.29)%	4.76%	0.00%

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

12. Income taxes (Continued)

        The significant components of the Company's deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Accrued Expense	$848	$611
Amortization	57	69
Depreciation	2,631	2,268
Deferred revenue	—	699
Federal tax credits	50,850	17,807
State tax credits	3,356	1,274
Federal net operating losses	75,200	76,933
State net operating losses	8,848	9,185
Capitalized research and development costs	8,917	10,585
Other	10,345	3,852

Total gross deferred tax assets	161,052	123,283
Less valuation allowance	(139,584)	(123,283)

Total deferred tax assets, net of valuation allowance	$21,468	$—

Deferred tax liabilities:
Convertible debt	$(21,468)	$—

Total gross deferred tax assets	(21,468)	—

Net deferred tax assets (liabilities)	$—	$—

        At December 31, 2015 and 2014, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $139.6 million and $123.3 million, respectively. The change in the valuation allowance during the years ended December 31, 2015 and 2014 was approximately $16.3 million and $9.2 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2015, the Company has approximately $270.4 million and $198.1 million of federal and state net operating loss carryforwards, respectively.

        As a result of realization requirements of the guidance issued by the FASB, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of December 31, 2015, approximately $49.2 million of the federal net operating loss carryforwards are related to the exercise of employee stock options and vesting of restricted stock, and the Company will record a tax benefit of approximately of $16.7 million through capital in excess of par value if such losses are realized.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

12. Income taxes (Continued)

        As of December 31, 2015, research and development credit carryforwards for federal and state purposes are approximately $11.0 million and $4.8 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2015 is approximately $39.8 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards begin to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company's NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL's will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $270.4 million of NOLs available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2015, there is $142.9 million available for immediate use and an additional $16.7 million will free up in 2016.

        The income tax expense and benefit for the years ended December 31, 2015 and 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense and benefit as a result of foreign taxes, nondeductible expenses, tax credits generated, true up of net operating loss carryforwards, and increases in the Company's valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2015 the company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2015. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company's policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2012 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

        For all years through December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

13. Commitments and contingencies

Operating leases

        The Company leases office space under a noncancelable operating lease through February 2019. Rent expense was approximately $1.8 million, $0.9 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company also leases certain office equipment under operating leases. Future minimum lease payments as of December 31, 2015 are as follows:

2016	$1,529
2017	966
2018	1,035
2019	176
2020	—
Thereafter	—

$3,706

Other contingencies

        Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds. To the extent that the Company develops and commercializes program intellectual property on a for-profit basis, it may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $68.9 million and single-digit royalties on sales of any research program product. The Company's obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company's first such milestone payment of $0.8 million payable to Wellcome Trust is expected to occur in the second quarter of 2016.

        The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single- digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, if we outlicense rights to a collaboration product, a specified percentage of certain payments we receive from our licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company's obligation to make such payments would end upon our payment to the SMA Foundation of a specified amount.

        The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

14. Geographic information

        The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year ended December 31, 2015
	United States	Non-US	Total
Total assets	$343,515	$24,526	$368,041
Property and equipment, net	$8,206	$768	$8,974
Revenue	$5,218	$31,548	$36,766

	Year ended December 31, 2014
	United States	Non-US	Total
Total assets	$330,663	$2,556	$333,219
Property and equipment, net	$8,555	$604	$9,159
Revenue	$25,245	$—	$25,245

15. 401(k) plan

        The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company's sole discretion. The Company provides a 50% matching contribution for up to the first 6% of each contributing employee's base salary contributions. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $0.7 million, $0.3 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

16. Subsequent events

        On February 22, 2016, the Company received a Refuse to File letter from the United States Food and Drug Administration, or FDA. The letter stated that the New Drug Application, or NDA, submitted by the Company in December 2015 for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy was not sufficiently complete to permit a substantive review. The Company intends to engage in dialogue with the FDA to discuss and clarify the matters set forth in the letter and determine our best path forward.

        On February 29, 2016, the Company announced that the Company expects to delist Translarna from the German pharmacy ordering system.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2015

(In thousands except share and per share amount)

17. Selected quarterly financial data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2015 and 2014 are as follows:

	For the quarters ending
	March 31	June 30	September 30	December 31
2015:
Net product revenue	$5,069	$6,161	$9,772	$12,694
Collaboration and grant revenue	2,413	613	4	40
Operating expenses	45,553	45,400	52,008	60,935
Loss from operations	(38,071)	(38,626)	(42,232)	(48,201)
Net loss	(37,915)	(38,361)	(43,223)	(50,948)
Basic and diluted net loss per common share(1)	$(1.15)	$(1.14)	$(1.27)	$(1.50)
2014:
Net product revenue	$—	$—	$81	$636
Collaboration and grant revenue	9,217	1,677	1,613	12,022
Operating expenses	23,429	27,046	29,295	44,888
Loss from operations	(14,212)	(25,369)	(27,601)	(32,230)
Net loss	(14,098)	(25,104)	(27,282)	(27,269)
Basic and diluted net loss per common share(1)	$(0.58)	$(0.86)	$(0.93)	$(0.84)

(1)
The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item as set forth under the captions "Proposal 1—Election of Directors", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance—Audit Committee", and "Stockholder Proposals and Nominations for

Director" in our Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.    Executive Compensation

        The information required by this item as set forth in under the captions "Executive Compensation", "Director Compensation", and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item as set forth under the captions "Equity Compensation Plan Information" and "Principal Stockholders" in our Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item as set forth under the caption "Corporate Governance—Transactions with Related Person", and "Corporate Governance—Director Independence" in our Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item as set forth under the caption "Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

        The following statements and supplementary data are included in Part II Item 8 of the Annual Report on Form 10-K.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2015 and 2014

  •
  Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

  •
  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

  •
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

  •
  Notes to Consolidated Financial Statements

Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

Exhibit Index

Exhibit Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

4.1		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

4.2		Second Amended and Restated Investor Rights Agreement dated as of March 7, 2013 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.1	+	1998 Employee, Director and Consultant Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.2	+	Form of Incentive Stock Option Certificate under 1998 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.3	+	Form of Non-Qualified Stock Option Certificate under 1998 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.4	+	2009 Equity and Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.5	+	Form of Notice of Award for Incentive Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.6	+	Form of Notice of Award for Nonstatutory Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)
10.7	+	Form of Restricted Stock Agreement under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.8	+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number		Description of Exhibit
10.9	+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.10	+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.11	+	2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.12	+	Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.13	+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.14	+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014/2015 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.15	+	Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014/2015 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.16	+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014/2015 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.17		Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.18	†	License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.19	†	Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.20	†	Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.21	†	Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22	+	Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number		Description of Exhibit
10.23	+	Employment Agreement between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on May 6, 2014)

10.24	+	Inducement Stock Option Award—Nonstatutory Stock Option Agreement dated February 27, 2014 between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-194323), of the Registrant)

10.25	+	Amended and Restated Employment Agreement between the Registrant and Claudia Hirawat (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26	+	Separation and General Release Agreement between the Registrant and Claudia Hirawat (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.27	+	Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.28	+	Employment Agreement between the Registrant and Mark A. Rothera (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.29	+	Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.30	+	Employment Agreement between the Registrant and Shane Kovacs (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.31	+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director

10.32	+	Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of attorney (included on the signature page to this Form 10-K)

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

PTC THERAPEUTICS, INC.
Date: February 29, 2016	By:	/s/ STUART W. PELTZ Stuart W. Peltz, Ph.D. Chief Executive Officer (Principal Executive Officer)

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

Dated: February 29, 2016	By:	/s/ STUART W. PELTZ Stuart W. Peltz Chief Executive Officer and Director
Dated: February 29, 2016	By:	/s/ SHANE KOVACS Shane Kovacs Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: February 29, 2016	By:	/s/ MICHAEL SCHMERTZLER Michael Schmertzler Director

Dated: February 29, 2016	By:	/s/ ALLAN JACOBSON Allan Jacobson Director
Dated: February 29, 2016	By:	/s/ ADAM KOPPEL Adam Koppel Director
Dated: February 29, 2016	By:	/s/ GEOFFREY MCDONOUGH Geoffrey McDonough Director
Dated: February 29, 2016	By:	/s/ RONALD C. RENAUD, JR. Ronald C. Renaud, Jr. Director
Dated: February 29, 2016	By:	/s/ DAVID P. SOUTHWELL David P. Southwell Director
Dated: February 29, 2016	By:	/s/ GLENN STEELE Glenn Steele Director
Dated: February 29, 2016	By:	/s/ JEROME B. ZELDIS Jerome B. Zeldis Director