Form 10-Q
period 2016-03-31
PTC THERAPEUTICS, INC.
filed 2016-05-05
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 34,265,019 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  our ability to work with the United States Food and Drug Administration, or FDA, to resolve the matters set forth in the Refuse to File letter we received in connection with our New Drug Application, or NDA, for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, including with respect to timing and outcome, such as, among other things, whether we will be required to perform additional clinical and non-clinical trials or analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission by us;

•                  our ability to maintain the marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area, or EEA, which is subject to annual review and renewal by the European Commission following reassessment of the risk-benefit balance of the authorization by the European Medicines Agency, or EMA, and is conditioned upon, among other things, our submission of the final report from our Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, which we submitted to the EMA in January 2016;

•                  our regulatory submissions, including with respect to timing and outcome of regulatory review and determinations in connection with our recent submissions with the EMA related to continuation of our marketing authorization for the treatment of nmDMD and our submission with the EMA related to a variation to our marketing authorization to include Translarna as a treatment for nonsense mutation cystic fibrosis, or nmCF, as well as our other submissions with regulatory bodies outside of the EEA;

•                  the timing and conduct of our clinical trials and studies of Translarna for the treatment of nmCF, mucopolysaccharidosis type I, or MPS I, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•                  our ability to commercialize Translarna in general and, specifically, as a treatment for nmDMD, including the timing of such commercialization and our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including whether the National Institute for Health and Care Excellence issues final positive guidance with respect to Translarna and our ability to finalize a managed access agreement with National Health Services England in a timely manner, whether on terms acceptable to PTC, or at all;

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

•                  the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

•                  the timing of and our ability to obtain additional marketing authorizations for Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

•                  our ability to maintain the current label under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;

•                  the timing and scope of our commercial infrastructure expansion, including the growth of our international presence in Europe and in other territories;

•                  the potential receipt of revenues from future sales of Translarna and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD;

•                  our sales, marketing and distribution capabilities and strategy, including the ability of our third party manufacturers to manufacture and deliver Translarna in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “PTC,” “PTC Therapeutics,” “the Company,” “we,” “us,” “our,” and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiaries. The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

All website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40,165	$58,022
Marketable securities	258,547	280,903
Prepaid expenses and other current assets	5,104	5,930
Trade receivables, net	22,618	11,094
Total current assets	326,434	355,949
Fixed assets, net	8,426	8,974
Deposits and other assets	372	358
Total assets	$335,232	$365,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$43,493	$45,247
Deferred revenue	396	139
Total current liabilities	43,889	45,386
Long-term debt	93,366	91,848
Other long-term liabilities	1,976	2,046
Total liabilities	139,231	139,280
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 33,919,684 shares at March 31, 2016. Authorized 125,000,000 shares; issued and outstanding 33,916,559 shares at December 31, 2015	34	34
Additional paid-in capital	829,114	820,165
Accumulated other comprehensive income (loss)	1,084	(1,200)
Accumulated deficit	(634,231)	(592,998)
Total stockholders’ equity	196,001	226,001
Total liabilities and stockholders’ equity	$335,232	$365,281

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except per share data)

	Three Months Ended March 31,
	2016	2015

Revenues:
Net product revenue	$18,878	$5,069
Collaboration and grant revenue	17	2,413
Total revenues	18,895	7,482
Operating expenses:
Research and development	31,399	27,938
Selling, general and administrative	25,938	17,615
Total operating expenses	57,337	45,553
Loss from operations	(38,442)	(38,071)
Interest (expense) income, net	(1,956)	524
Other expense, net	(721)	(368)
Loss before income tax expense	(41,119)	(37,915)
Income tax expense	(114)	—
Net loss attributable to common stockholders	$(41,233)	$(37,915)

Weighted-average shares outstanding:
Basic and diluted (in shares)	33,919,169	33,067,752
Net loss per share—basic and diluted (in dollars per share)	$(1.22)	$(1.15)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended March 31,
	2016	2015
Net loss	$(41,233)	$(37,915)
Other comprehensive loss:
Unrealized gain on marketable securities	658	125
Foreign currency translation gain (loss)	1,626	(124)
Comprehensive loss	$(38,949)	$(37,914)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(41,233)	$(37,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	849	634
Change in valuation of warrant liability	(47)	41
Non-cash interest expense	1,446	—
Amortization of premiums on investments	631	486
Amortization of debt issuance costs	72	—
Share-based compensation expense	8,915	9,748
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	702	(2,231)
Trade receivables, net	(10,678)	1,267
Deposits and other assets	(12)	138
Accounts payable and accrued expenses	(2,452)	(5,589)
Other long-term liabilities	(23)	(23)
Deferred revenue	243	(2,981)
Net cash used in operating activities	(41,587)	(36,425)
Cash flows from investing activities
Purchases of fixed assets	(265)	(883)
Purchases of marketable securities	(19,413)	(19,108)
Sale & redemption of marketable securities	41,795	40,598
Net cash provided by investing activities	22,117	20,607
Cash flows from financing activities
Proceeds from exercise of options	34	3,019
Net cash provided by financing activities	34	3,019
Effect of exchange rate changes on cash	1,579	(124)
Net decrease in cash and cash equivalents	(17,857)	(12,923)
Cash and cash equivalents, beginning of period	58,022	49,748
Cash and cash equivalents, end of period	$40,165	$36,825
Supplemental disclosure of cash information
Cash paid for interest	$2,263	$—
Cash paid for income taxes	$225	$—
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain on marketable securities	$658	$125

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

In thousands (except per share data unless otherwise noted)

1.             The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) was incorporated as a Delaware corporation on March 31, 1998. PTC is a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology referred to as post transcriptional control. Post-transcriptional control processes are the regulatory events that occur in cells during and after a messenger RNA molecule is copied from DNA through the transcription process. PTC has discovered all of its compounds currently under development using its proprietary technologies. PTC plans to continue to develop these compounds both on its own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. PTC’s internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.

PTC’s lead product candidate is ataluren, an investigational new drug in the United States, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. The Company holds worldwide commercialization rights to ataluren for all indications in all territories. The brand name of ataluren is Translarna™.

In October 2015, the Company announced the initial results of our Phase 3 clinical trial of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or ACT DMD, including that the primary efficacy endpoint in the intent to treat population, or ITT, did not achieve statistical significance.

The Company recently participated in a Type A meeting with the United States Food and Drug Administration, or FDA, to discuss the Refuse to File letter we received from the FDA on February 22, 2016 regarding our New Drug Application, or NDA, for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD.  There is substantial risk that, notwithstanding any dialogue the Company has had or any further dialogue that it may be able to initiate with the agency, the FDA will continue to disagree with the Company’s interpretation of its trial results for Translarna for the treatment of nmDMD and it may be required to perform additional clinical and non-clinical trials or complete additional analyses, which, if successful, may enable FDA review of an NDA submission. Any such requirement for additional trials would also result in additional significant costs and would most likely result in the Company’s inability to sell Translarna in the United States for a significant period of time, if ever.

Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nmDMD in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. The marketing authorization was primarily based upon the safety and efficacy results of our 48-week, 174-patient Phase 2b double-blind, placebo controlled clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD completed in 2009, or the Phase 2b trial. The marketing authorization is conditioned upon the Company’s submission of the final clinical study report, including additional efficacy and safety data, from ACT DMD. The Company submitted this data to the European Medicines Agency, or EMA, in January 2016 as a type II variation request. The type II variation request seeks to have the specific condition to our marketing authorization removed and a full marketing authorization granted.  The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, or the annual EMA reassessment, as well as the Company’s satisfaction of other conditions and obligations. In February 2016, the Company submitted a request with the EMA to renew its marketing authorization, which will otherwise expire on August 5, 2016. The EMA has provided the Company with assessment reports with respect to each of our type II variation and our annual EMA reassessment request. As noted in the reports from the EMA, based on the outcome of ACT DMD, the risk-benefit profile of Translarna needs to be re-assessed within the EMA’s annual renewal procedure based on the totality of the data including the data from our Phase 2b and ACT DMD clinical trials of Translarna for the treatment of nmDMD. Both reports include requests for supplementary information. One such request, included in our annual EMA reassessment report, is classified as a major objection. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization.

In June 2014, the Company initiated a reimbursed expanded access program, or EAP program, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to the EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of March 31, 2016, Translarna was available in over 20 countries on a commercial basis or pursuant to the EAP program. The Company expects to expand its commercial launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2016 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries.

During 2016, the Company’s revenues have been and are expected to be primarily generated from sales of Translarna in countries in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where the Company is permitted to distribute Translarna under reimbursed early access programs, or EAPs. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of March 31, 2016, the Company had an accumulated deficit of approximately $634.2 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

2.             Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016 (2015 Form 10-K).

Basis of presentation

The accompanying financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2015 and notes thereto included in the 2015 Form 10-K. Certain prior year balances have been reclassified to conform to current year presentation.

In the opinion of management, the unaudited financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three month periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company’s research and development expenses, stock-based compensation, valuation procedures for the convertible notes and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become know.

Inventories and cost of product revenue

In 2014, the Company was notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which the Company refers to as the annual EMA reassessment. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. The authorization was further conditioned on the Company’s submission of the final report, including additional efficacy and safety data, from ACT DMD and the Company’s ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, the Company submitted the final ACT DMD report to the EMA. The Company plans to seek to renew the marketing authorization on an annual basis until the Company’s obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If the Company fails to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU No. 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs topic of the Codification”. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. The Company adopted the guidance on January 1, 2016 on a retrospective basis and reclassed $2.8 million from “Deposits and other assets” to “Long-term debt” on the balance sheet as of December 31, 2015. The Company’s unamortized debt issuance cost at March 31, 2016 was $2.7 million which is included within “Long-term debt” on the consolidated balance sheet.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company’s deferred tax assets is provided with full valuation allowance as of March 31, 2016. As such, the Company does not expect that this standard will have a significant impact upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-01 will have on its financial statements and accompanying notes.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This standard will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-02 will have on its financial statements and accompanying notes.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years, with early adoption permitted but only if all of the guidance is adopted in the same period. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-09 will have on its financial statements and accompanying notes.

Revenue recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

Net Product Sales

The Company’s net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. The Company began recognizing revenue for payments received under the reimbursed EAPs for Translarna in nmDMD patients in select countries in the third quarter of 2014. The Company has now established a pattern of collectability and, since January 2015, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products.

The Company has recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of the Company’s third-party partner distributors. The Company’s third-party distributors act as intermediaries between the Company and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer.

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

The following represents the fair value using the hierarchy described in Note 3 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$258,547	$—	$258,547	$—
Warrant liability	1	—	—	1

	December 31, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$280,903	$—	$280,903	$—
Warrant Liability	48	—	—	48

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended March 31, 2016 and December 31, 2015.

The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$28,923	$46	$—	$28,969
Corporate debt securities	209,080	139	(116)	209,103
Government obligations	20,475	2	(2)	20,475
	$258,478	$187	$(118)	$258,547

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$26,877	$80	$—	$26,957
Corporate debt securities	226,959	—	(640)	226,319
Government obligations	27,656	3	(32)	27,627
	$281,492	$83	$(672)	$280,903

At March 31, 2016 and December 31, 2015, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of March 31, 2016 and December 31, 2015, the Company did not have any realized gains/losses from the sale of marketable securities.

Marketable securities on the balance sheet at March 31, 2016 and December 31, 2015 mature as follows:

	March 31, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$28,969	$—
Corporate debt securities	148,785	60,318
Government obligations	17,267	3,208
Total Marketable securities	$195,021	$63,526

	December 31, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,957	$—
Corporate debt securities	140,831	85,488
Government obligations	18,994	8,633
Total Marketable securities	$186,782	$94,121

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for warrant liability for the period ended March 31, 2016:

Level 3 assets
Beginning balance as of January 1, 2016	$48
Change in fair value of warrant liability	(47)
Ending balance as of March 31, 2016	$1

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2016 include (i) volatility (67%—72%), (ii) risk free interest rate (0.59%—0.87%), (iii) strike price ($128.00-$2,520), (iv) fair value of common stock ($6.44), and (v) expected life (1.21—3.48 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2015 include (i) volatility (62%-70%), (ii) risk free interest rate (0.86%-1.54%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($32.40) and (v) expected life (1.5—3.7 years).

4.             Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three months ended March 31, 2016:

	Unrealized Gains (Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2015	$(589)	$(611)	$(1,200)
Other comprehensive income before reclassifications	658	1,626	2,284
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	658	1,626	2,284
Balance at March 31, 2016	$69	$1,015	$1,084

5.             Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Employee compensation, benefits, and related accruals	$3,416	$11,187
Consulting and contracted research	14,033	13,753
Professional fees	3,169	2,523
Accounts payable	16,023	11,940
Accrued severance	1,909	—
Other	4,943	5,844
	$43,493	$45,247

6.             Warrants

All of the Company’s outstanding warrants were classified as liabilities as of March 31, 2016 and December 31, 2015 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of March 31, 2016 and December 31, 2015:

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

The following tables set forth the computation of basic and diluted net loss per share for common stockholders:

	Three months ended March 31,
	2016		2015
Numerator
Net loss attributable to common stockholders	$(41,233)		$(37,915)
Denominator
Denominator for basic and diluted net loss per share	33,919,169		33,067,752
Net loss per share:
Basic and diluted	$(1.22	)*	$(1.15	)*

*In the three months ended March 31, 2016 and 2015, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2016	2015

Stock Options	6,034,918	4,627,833
Unvested restricted stock awards and units	453,441	364,970
Total	6,488,359	4,992,803

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, the 2009 Equity and Long Term Incentive Plan, and the 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of March 31, 2016, awards for 290,868 shares of common stock are available for issuance.

From January 1, 2016 through March 31, 2016, the Company issued a total of 1,357,045 stock options to various employees.

Of those, 67,100 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2015	4,826,477	$37.20	8.38 yrs	32,391
Granted	1,357,045	$29.78
Exercised	(3,125)	$10.85
Forfeited/Cancelled	(145,479)	$49.51
Outstanding at March 31, 2016	6,034,918	$35.38	8.47	$1
Vested or Expected to vest at March 31, 2016	3,716,134	$36.19	8.85	$1
Exercisable at March 31, 2016	2,026,638	$33.63	7.69	$—

The fair value of grants made in the period ended March 31, 2016 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended March 31, 2016
Risk-free interest rate	1.32%—2.24%
Expected volatility	67%—70%
Expected term	5.05 years—10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three month period ended March 31, 2016 was $18.42 per share.

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

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2016	344,335	$10.85
Granted	141,185	30.86
Vested	—	$—
Forfeited	(32,079)	$16.26
Unvested at March 31, 2016	453,441	$16.70

The Company recorded share-based compensation expense in the statement of operations as follows:

	Three Months Ended March 31,
	2016	2015

Research and development	$4,328	$4,667
General and administrative	4,587	5,081
Total	$8,915	$9,748

As of March 31, 2016, there was approximately $89.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Stock Incentive Plan, the 2013 Long Term Incentive Plan, and equity award plans made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.84 years.

9. Convertible Senior Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022 (the Convertible Notes). The Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

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

The Convertible Notes consist of the following:

Liability component	March 31, 2016	December 31, 2015
	(in thousands)
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,688)	(2,760)
Less: Debt discount, net(1)	(53,946)	(55,392)
Net carrying amount	$93,366	$91,848

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $56.8 million as of March 31, 2016. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of March 31, 2016, the remaining contractual life of the Convertible Notes is approximately 6.4 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Contractual interest expense	$1,116	$—
Amortization of debt issuance costs	72	—
Amortization of debt discount	1,446	—
Total	$2,634	$—
Effective interest rate of the liability component	11.0%	—

10. Restructuring

In March 2016, the Company commenced implementation of a reorganization of its operations intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The Company expects to complete its reorganization by June 30, 2016, with approximately $2.6 million in total one-time charges related to work-force reductions. The Company recorded a one-time charge of $1.9 million for the period ended March 31, 2016. Of the $1.9 million in one-time charges, $1.6 million related to severance and $0.3 million related to benefits and other related charges. The total $1.9 million in one-time charges is recorded in research and development and selling, general and administrative expenses in the accompanying statement of operations.

11. Subsequent events

The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the unaudited consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

During the quarter ended March 31, 2016, we recognized $18.9 million in sales of Translarna™ (ataluren), our lead product, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Translarna is currently available in over 20 countries on a commercial basis or through a reimbursed early access program, or EAP. Translarna is an investigational new drug in the United States. We hold worldwide commercialization rights to Translarna for all indications in all territories.

Corporate Updates

Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy

United States. We recently participated in a Type A meeting with the United States Food and Drug Administration, or FDA, to discuss the Refuse to File letter we received from the FDA on February 22, 2016 regarding our New Drug Application, or NDA, for Translarna for the treatment of nmDMD. We intend to provide an update once we have clarified our regulatory strategy in the United States.

As previously disclosed, there is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we may be required to perform additional clinical and non-clinical trials or complete additional analyses, which, if successful, may enable FDA review of an NDA submission. Any such requirement for additional trials would also result in additional significant costs and would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever.

European Economic Area. We received marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014, which is conditioned upon our submission of the final clinical study report, including additional efficacy and safety data, from ACT DMD. We submitted this data to the European Medicines Agency, or EMA, in January 2016 as a type II variation request. The type II variation request seeks to have the specific condition to our marketing authorization removed and a full marketing authorization granted.

Our marketing authorization in the European Economic Area, or EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations. In February 2016, we submitted a request with the EMA to renew our marketing authorization, which would otherwise expire on August 5, 2016, unless extended. We expect that the annual EMA reassessment request will be considered by the EMA at the same time as our type II variation request.

The EMA has provided us with assessment reports drafted by a rapporteur from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, and a rapporteur from the Pharmacovigilance Risk Assessment Committee, or PRAC, with respect to each of our type II variation and our annual EMA reassessment request. Based on the outcome of ACT DMD, the risk-benefit profile of Translarna needs to be re-assessed within the EMA’s annual renewal procedure based on the totality of the data including the data from our Phase 2b and ACT DMD clinical trials.

Both reports include requests for supplementary information. One such request, included in our annual EMA reassessment report, is classified as a major objection. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization.

Within the reports’ request for supplementary information, the major objection relates to the CHMP’s questioning of the risk-benefit profile of Translarna, including their preliminary views on the lack of robust efficacy outcome effects and the uncertainty stemming from the target population to be treated. The EMA’s requests for supplementary information also included a number of other concerns, which do not rise to the level of major objections.

The majority of the other concerns noted by the EMA relate to our efficacy analyses, however, the EMA will reassess both the benefits of Translarna and the risks associated with treatment. For example, while the EMA notes in its assessment reports that the safety profile of Translarna could be considered acceptable, we have been asked to further discuss potential risks associated with changes in blood pressure and lipid profile observed in a proportion of the Translarna-treated patients in ACT DMD given that boys with nmDMD typically already have compromised cardiac function and long-term treatment with corticosteroids generally leads to increased blood pressure and lipid changes. The current warnings and precautions section of our approved Summary of Product Characteristics, or product label for Translarna, already notes that lipid levels and blood pressure should be monitored on a regular basis.

We are in the process of responding to the EMA’s requests. The CHMP has notified us that it intends to convene a Scientific Advisory Group, or SAG, meeting as part of the regulatory review process which may be followed by an oral explanation meeting with the CHMP. We believe that the SAG (and any oral explanation meeting) will allow us and independent experts in the DMD field to provide information to the SAG and CHMP members about important aspects of our clinical data and trial design that support a positive risk-benefit assessment. We expect a final opinion from the CHMP with respect to our type II variation and our annual EMA reassessment request in mid-2016.

In connection with our type II variation and our annual EMA reassessment requests, the EMA may recommend the granting of a marketing authorization that is no longer subject to any further specific conditions, may recommend the renewal of our marketing authorization under the annual EMA reassessment but impose new conditions to our marketing authorization, or may make other recommendations, including new label restrictions or the withdrawal of the marketing authorization.

There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy our obligations under the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna for the treatment of nmDMD changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions.

Other territories. In March 2016, PTC withdrew its New Drug Submission, or NDS, with Health Canada for Translarna for nmDMD and plans to resubmit the NDS with the results of the ACT DMD trial in the second half of 2016. Many territories outside of the European Economic Area reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. While Translarna received marketing authorization for the treatment of nmDMD in Israel in August 2015 and South Korea in December 2015, maintenance of marketing authorization in these countries will depend on the renewal and approval by the EMA for Translarna in the EEA. We may not be able to maintain our marketing authorizations in these regions in the event that the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the European Economic Area.

Early Access Programs. We have been making Translarna for the treatment of nmDMD available through reimbursed early access programs, or EAP programs, in selected countries where funded named patient or cohort programs exist, both within the EEA and in other territories. All of these programs also are supported by the EMA’s assessment of Translarna and our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia, France, Greece, Israel, Italy, Peru, Portugal, Scotland, Singapore, Spain, Sweden, Switzerland, and Turkey.

For important information with respect to risks related to our ability to maintain or obtain marketing authorizations for Translarna for the treatment of nmDMD, see “Item 1A. Risk Factors,” including the risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations”

Commercial and market access matters for Translarna in nonsense mutation Duchenne muscular dystrophy

The biopharmaceutical industry, including PTC, has experienced significant pressure on pricing for pharmaceuticals and orphan drug pricing is also drawing significant attention. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price charged for purchases of product in that country pursuant to a reimbursed early access program.

In some countries, such as France and Germany, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health authorities. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

Each country, including each member state of the EEA, has its own pricing and reimbursement regulations and many countries have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take over 18 months from initiation to complete. As a result, our commercial launch will continue to be on a country-by-country basis. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not concluded pricing and reimbursement discussions in any of these key countries on terms that are acceptable to us.

In April 2016, we announced that the National Institute for Health and Care Excellence, or NICE, has recommended Translarna for nmDMD patients within the EMA-approval label when such use is used in connection with a managed access agreement with National Health Services England, or NHS England. The provision of patient access is subject to the finalization of the NICE draft guidance as well as finalization of the managed access agreement between NHS England and us, which is expected to outline financial and clinical details surrounding the use of Translarna, including a confidential financial arrangement. The managed access agreement is expected to allow us to collect further data on the efficacy of Translarna for the treatment of nmDMD with NICE guidance to be reviewed again at the end of a five-year period. We have been engaged in market access discussions with NHS England and NICE since 2014.

Final commercial reference pricing for Translarna is currently available in Austria, Czech Republic, Denmark, Hungary, Norway, and Slovakia. During the first quarter of 2016, we were unable to achieve an acceptable agreement on pricing and reimbursement terms with the German Federal Association of the Statutory Health Insurances in the arbitration phase of the market access process in Germany. As a result, we determined to delist Translarna from the German pharmacy ordering system, effective April 1, 2016. It is our understanding that certain patients and healthcare professionals in Germany have begun to access Translarna through a reimbursed importation pathway possible under German law. However, we are required to reimburse payors in Germany the difference between the commercial price of Translarna in Germany and the price established by the German arbitration board for sales made in Germany since December 2015, other than sales made pursuant to the reimbursed importation pathway.

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. Other factors may also contribute to fluctuations in quarterly net product sales including Translarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales in general can also be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

For important information regarding risks to our business arising as a result matters relating to pharmaceutical pricing and reimbursement see “Item 1A. Risk Factors,” including the risk factor titled “Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions.”

In addition, epidemiology estimates for rare diseases are typically ranges due to the uncertainties associated with the methodologies used to derive estimates. It can take many years of experience in rare disease market places before prevalence becomes well characterized. PTC is launching the first therapy specifically aimed at DMD patients and in particular DMD patients with nonsense mutation. Our experience to date suggests that there may be up to 7,000 nmDMD patients globally and that approximately 40% of such patients are qualified for treatment under our current product label in the EEA. Country specific epidemiology will continue to be refined and characterized over the coming years and we have determined that we are not able to provide or confirm prior prevalence estimates on a country or regional basis at this time. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence nonsense mutations and other factors.

Translarna™ for nonsense mutation cystic fibrosis

We anticipate top-line results from our global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF, in early 2017. We refer to this trial as ACT CF.

During the third quarter of 2015, we submitted to the EMA a Type II variation to our marketing authorization of Translarna in the EEA for the treatment of nmDMD, described above, to request approval of Translarna for the treatment of nmCF. Our variation submission was primarily based on the data from our prior Phase 3 clinical trial in nmCF completed in 2011, including a post-hoc analysis of the results. We believe that the collective data from our prior Phase 3 trial, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo, however, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance.

At its December 2015 meeting, the CHMP discussed the safety and efficacy of Translarna in nmCF patients as a whole and in a subgroup of patients without concomitant treatment with inhaled aminoglycosides and Translarna’s potential for renal and urinary toxicity. At the meeting the CHMP adopted a request for supplementary information with respect to our variation submission and we have submitted our initial response.

Approval of the variation to our marketing authorization will depend on the EMA’s assessment of the relative benefits and risks of approval. We may not be able to demonstrate the required relative risk-benefit profile and there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. Based on recent interactions with the CHMP, we believe that the results from our ongoing ACT CF trial may be required prior to any grant of marketing authorization. Even if the variation is approved, we expect that the EMA will require us, as a post approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, such variation, if granted, will be subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, unless and until we are granted full marketing authorization for our primary marketing authorization in the EEA for Translarna.

We expect a recommendation from the CHMP with respect to our variation submission in mid-2016.

See “Item 1A. Risk Factors—Risks Related to Regulatory Approval of our Product and Product Candidates” for further detail regarding the annual EMA reassessment, including a description of the risk-benefit balance.

Translarna™ for additional indications

Based on its understood mechanism of action, we believe Translarna may have benefit in the treatment of patients with any genetic disorder that arises as a result of a nonsense mutation. We are pursuing proof of concept studies for Translarna in additional indications, including mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5.

Spinal muscular atrophy program

Two compounds are currently in clinical development within the SMA program, RG7800 and RG7916. A Phase 1 study for RG7916 in healthy volunteers to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics has been completed. Preliminary results indicate that RG7916 was well tolerated and treatment resulted in increases of full length SMN2 mRNA. A clinical study of RG7916 in SMA patients is expected to begin in 2016. RG7800 is the subject of a Phase 2 randomized, double blind, placebo controlled trial called Moonfish in adult and pediatric patients with SMA. Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate a non-clinical safety finding observed in a longer term animal study. We and our collaboration partners expect to utilize data from completed and ongoing studies to continue to compare the profiles of the RG7800 and RG7916 compounds to determine the best path forward for our SMA program.

Cancer stem cell program

A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors initiated in April 2015 and is ongoing.

Funding

Since 2015, our revenues have been primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our early access programs, or EAPs, and in counties in the EEA where we were able to obtain acceptable pricing and reimbursement terms.

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

As of March 31, 2016, we had an accumulated deficit of $634.2 million. We had a net loss of $41.2 million and $37.9 million for the three months ended March 31, 2016 and 2015, respectively.

We anticipate that our expenses will increase in connection with the expansion of our commercial infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF, as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to resolve the issues raised by the FDA in its Refuse to File letter regarding our NDA for Translarna for the treatment of nmDMD and our efforts to advance our regulatory submissions, including our recent submissions with the EMA related to continuation of our marketing authorization for Translarna for the treatment of nmDMD and our marketing authorization variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.

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

•                  employee-related expenses, which include salaries and benefits, including share-based compensation, for the personnel involved in our drug discovery and development activities; and

•                  facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, IT, human resources and other support functions, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We track expenses related to our clinical programs and certain preclinical programs on a per project basis.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, and our Phase 1 clinical study for PTC596 under our cancer stem cell program. The timing and amount of these expenses will depend upon the outcome of these ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2016 and March 31, 2015.

	Three months March 31,
	2016	2015
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$22,182	$17,991
Antibacterial	173	1,440
Cancer stem cell	1,216	506
Next generation nonsense readthrough	1,852	2,063
Other research and preclinical	5,976	5,938
Total research and development	$31,399	$27,938

The successful development of our product and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•                  the scope, rate of progress and expense of our clinical trials and other research and development activities;

•                  the potential benefits of our product and product candidate over other therapies;

•                  our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us and to obtain or maintain marketing authorizations we have or may receive from our product and product candidates;

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

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. Other factors may also contribute to fluctuations in quarterly net product sales including Translarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales in general can also be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Inventories and Cost of Product Revenues

In 2014, we were notified that the European Commission granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. The authorization was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD and our ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, we submitted the final ACT DMD report to the EMA. We plan to seek to renew the marketing authorization on an annual basis until our obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If we fail to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

There continues to be substantial risk that regulators could suspend or not renew our marketing authorization in the future. As such, as of the date of this filing, we have not capitalized inventory given the near term uncertainty with respect to the long term utilization of Translarna finished product for commercial use. Had we capitalized as inventory all of our Translarna product that is available for commercial sale on hand as of March 31, 2016, the value of that inventory would have been approximately $1.8 million. In addition, had we expensed the cost of Translarna product sold as a cost of sales, our gross profit margin would have been greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry. We will continue to assess the appropriateness of inventory capitalization based on the outcome of applicable regulatory approvals which are expected later this year.

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

From January 1, 2016 through March 31, 2016, we issued a total of 1,357,045 stock options to various employees. Of those, 67,100 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the three months ended March 31, 2016 was contemporaneously estimated on the date of grant using the following assumptions:

2016
Risk-free interest rate	1.32%– 2.24%
Expected volatility	67%–70%
Expected term	5.05 years–10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three months ended March 31, 2016 was $18.42 per share.

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

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.

The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2016	344,335	$10.85
Granted	141,185	$30.86
Vested	—	$—
Forfeited	(32,079)	$16.26
Unvested at March 31, 2016	453,441	$16.70

We recorded share-based compensation expense in the statement of operations as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Research and development	$4,328	$4,667
Selling, general and administrative	4,587	5,081
Total	$8,915	$9,748

As of March 31, 2016 there was approximately $89.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Stock Incentive Plan, the 2013 Long Term Incentive Plan, and equity award plans made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.84 years.

Results of operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,		Change 2016 vs.
(in thousands)	2016	2015	2015
Net product revenue	$18,878	$5,069	$13,809
Collaboration and grant revenue	17	2,413	(2,396)
Research and development expense	31,399	27,938	3,461
Selling, general and administrative expense	25,938	17,615	8,323
Interest (expense) income, net	(1,956)	524	(2,480)

Net product revenues. Net product revenues were $18.9 million for the three months ended March 31, 2016, an increase of $13.8 million, as compared to $5.1 million for the three months ended March 31, 2015 due to the expanded commercial launch of Translarna. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP.  Since January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues decreased $2.4 million, or 99%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease was primarily due to the recognition of deferred revenue from Roche’s milestone payments to us in the 2015 period.

Research and development expense. Research and development expense was $31.4 million for the three months ended March 31, 2016, an increase of $3.5 million, or 12%, from $27.9 million for the three months ended March 31, 2015. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials.

Selling, general and administrative expense. Selling, general and administrative expense was $25.9 million for the three months ended March 31, 2016, an increase of $8.3 million, or 47%, from $17.6 million for the three months ended March 31, 2015. The increase resulted primarily from additional costs associated with commercial activities in support of the launch of Translarna across Europe and other regions.

Interest (expense) income, net.  Net interest expense was $2.0 million for the three months ended March 31, 2016, a decrease of $2.5 million from net interest income of $0.5 million for the three months ended March 31, 2015. The decrease was primarily due to current year interest expense recorded from the Convertible Notes partially offset by interest income from investments.

Income tax expense.  Income tax expense was $0.1 million for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015. The increase in income tax expense primarily relates to certain foreign income taxes.  We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the three months ended March 31, 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable impact of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. During 2016, we expect that our revenues will be primarily generated from sales of Translarna in territories where we are permitted to distribute Translarna under our EAP programs, and those counties, in particular in the EEA, where we are able to obtain pricing and reimbursement approval at acceptable levels.

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

In August 2015, we closed a private offering of $150 million in aggregate principal amount of 3.00% convertible senior notes due 2022, or the Convertible Notes, including the exercise by the initial purchasers of an option to purchase an additional $25 million in aggregate principal amount of the Convertible Notes. The Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us.

Cash flows

As of March 31, 2016, we had cash, cash equivalents and marketable securities of $298.7 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three months ended March 31,
(in thousands)	2016	2015
Cash provided by (used in):
Operating activities	$(41,587)	$(36,425)
Investing activities	22,117	20,607
Financing activities	34	3,019

Net cash used in operating activities was $41.6 million for the three months ended March 31, 2016 and $36.4 million for the three months ended March 31, 2015. The net cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial launch activities for Translarna in the European Economic Area and other territories, and costs associated with the expansion of our international infrastructure.

Net cash provided by investing activities was $22.1 million for the three months ended March 31, 2016 and $20.6 million for the three months ended March 31, 2015. Cash provided by investing activities was related to the sale and redemption of marketable securities to fund operations.

Net cash provided by financing activities for the three months ended March 31, 2016 and March 31, 2015 is primarily attributable to the exercise of options.

Funding requirements

We anticipate that our expenses will increase in connection with the expansion of our commercial infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing, and administrative and employee-based expenses. In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to resolve the issues raised by the FDA in its Refuse to File letter regarding our NDA for Translarna for the treatment of nmDMD and our efforts to advance our regulatory submissions, including our recent submissions with the EMA related to continuation of our marketing authorization for Translarna for the treatment of nmDMD and our marketing authorization variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing approval for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing approval for Translarna for other indications, and these efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

•                  are required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us for Translarna for the treatment of nmDMD;

•                  are required to take other steps to obtain or maintain our current or any further marketing authorizations we may receive for Translarna for the treatment of nmDMD, including in the EEA;

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

Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Form 10-Q.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our offering of the Convertible Notes, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of regulatory review of Translarna and our other product candidates, including those in connection with our recent submissions with the EMA related to continuation of our marketing authorization in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all;

•                  our ability to work with the FDA to resolve the matters set forth in the Refuse to File letter we received in connection with our NDA for Translarna for the treatment of nmDMD, including with respect to timing and outcome, such as, among other things, whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission;

•                  the costs, timing and outcome of regulatory review of our variation submission with the EMA to seek inclusion of Translarna for the treatment of nmCF on our current marketing authorization in the EEA;

•                  the progress and results of our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our ongoing Phase 1 clinical study under our cancer stem cell program;

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

•                  our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the EEA;

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•                  the ability and willingness of patients and healthcare professionals be able to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

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

Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.

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

Contractual obligations

During the period ended March 31, 2016, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2016, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our Chief Financial Officer, captioned, respectively, as Hong Wang v. PTC Therapeutics, Inc., et al., No. 16-cv-01224, Kevin Kosin v. PTC Therapeutics, Inc., et al., No. 16-cv-01383, and Daniel Parker v. PTC Therapeutics, Inc., et al., No. 16-cv-01384. The lawsuits allege violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between May 6, 2014 and February 29, 2016, as well as attorneys’ fees and costs.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur significant expenses in connection with the continued expansion of our global operations and execution of our commercial strategy for Translarna™ (ataluren) in the European Economic Area, or EEA, and other territories, our efforts to maintain our marketing authorization in the EEA, obtain broader and additional regulatory approvals for Translarna, and the development of our product pipeline. We expect to continue to incur operating losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of March 31, 2016, we had an accumulated deficit of $634.2 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Please review the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations” for a review of recent developments, including ACT DMD results, that may have a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD.

For further detail regarding the risks related to our ability to maintain our marketing authorization in the EEA and the annual EMA reassessment process, including a description of the risk-benefit balance assessment, please review the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates “ titled, “We have received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD, which will have a material adverse effect on our ability to obtain regulatory approval in the United States to market Translarna for the treatment of nmDMD, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to continue to commercialize Translarna for nmDMD or other indications or commercialize our other product candidates, and our ability to generate revenue will be materially impaired.”

In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization in the EEA. An inability to maintain current or obtain new marketing authorizations for Translarna for nmDMD, including in Europe, the United States, or in other territories, would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.

We anticipate that our expenses will increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, and distribution and manufacturing expenses.

In addition, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to resolve the issues raised by the FDA in its Refuse to File letter regarding our NDA for Translarna for the treatment of nmDMD and our efforts to advance our regulatory submissions, including our recent submissions with the EMA related to continuation of our marketing authorization for Translarna for the treatment of nmDMD, and our submitted marketing authorization variation with the EMA, which seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

•                  are required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us for Translarna for the treatment of nmDMD;

•                  are required to take other steps to obtain or maintain our current or any further marketing authorizations we may receive for Translarna for the treatment of nmDMD, including in the EEA;

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

We also could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Form 10-Q.

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

•                  advancing our regulatory submissions, including our recent submissions with the EMA related to continuation of our marketing authorization in the EEA for Translarna for the treatment of nmDMD and our marketing authorization variation with the EMA to seek inclusion of Translarna for the treatment of nmCF;

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

We expect to incur significant expenses related to the establishment of an expanded international presence and the commercialization of Translarna, including costs related to product sales and marketing, legal and regulatory, and distribution and manufacturing, which may further increase as we expand the geographic area covered by our commercial launch and in the event we receive additional approvals for the use of Translarna or any of our other product candidates. In addition, we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, and our Phase 1 clinical study for PTC596 under our cancer stem cell program. Furthermore, since the closing of our initial public offering in June 2013, we have incurred additional costs associated with operating as a public company and will continue to incur such costs. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Form 10-Q.

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

Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of regulatory review of Translarna and our other product candidates, including those in connection with our recent submissions with the EMA related to continuation of our marketing authorization in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all;

•                  our ability to work with the FDA to resolve the matters set forth in the Refuse to File letter we received in connection with our NDA for Translarna for the treatment of nmDMD, including with respect to timing and outcome, such as, among other things, whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission;

•                  the costs, timing and outcome of regulatory review of our variation submission with the EMA to seek inclusion of Translarna for the treatment of nmCF on our current marketing authorization in the EEA;

•                  the progress and results of our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our ongoing Phase 1 clinical study under our cancer stem cell program;

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

•                  our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the EEA;

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•                  the ability and willingness of patients and healthcare professionals be able to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

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

We are continuing to engage in significant commercialization efforts for Translarna for nmDMD. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA in 2016 and in future years, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under reimbursed early access programs for Translarna for nmDMD patients in selected countries. In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization in the EEA. We expect that any commercial revenue generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the European Economic Area and other territories in which we have obtained marketing authorization and reimbursement approval or are permitted to initiate treatment under reimbursed early access programs or pursuant to other procedures. Other commercial revenue, if any, would be derived from sales of products that we are not planning to have commercially available for several years, if at all. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to the Development and Commercialization of our Product and our Product Candidates

ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations.

In October 2015, we announced the initial results of ACT DMD, including that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance. Based on our analyses of the trial data, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD.

We recently submitted our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA, as part of our NDA, and the EMA, in connection with our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization. We also intend to use these analyses to support our applications for marketing authorization for Translarna for the treatment of nmDMD in other territories.

On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. Until we obtain final formal communications from the FDA on the matters set forth in its letter, we are unable to fully assess our potential path forward for Translarna for the treatment of nmDMD in the United States, including whether we will submit a new or revised NDA and the agency’s willingness to review, and the outcome of, any such submission. As a result, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if successful may enable FDA review of an NDA submission. Any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.

In addition, in connection with our regulatory submissions with the EMA seeking annual renewal of our marketing authorization, or alternatively full marketing authorization, the EMA’s CHMP has provided us with assessment reports that include requests for supplementary information. One such request, included in the CHMP’s report related to our annual EMA reassessment, is classified as a major objection. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. Within the report’s request for supplementary information, the major objection relates to the CHMP’s questioning of the risk-benefit profile of Translarna, including their preliminary views on the lack of robust efficacy outcome effects and the uncertainty stemming from the target population to be treated. The CHMP’s requests for supplementary information also included a number of other concerns, which do not rise to the level of major objections, but will require us to address matters related to the potential risks of Translarna, including changes in blood pressure and lipid profile observed in a proportion of the Translarna-treated patients in ACT DMD given that boys with nmDMD typically already have compromised cardiac function and long-term treatment with corticosteroids generally leads to increased blood pressure and lipid changes.

There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy our obligations under the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna for the treatment of nmDMD changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program.

There is substantial risk that other regulators where we have not yet sought marketing authorization will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those applicable territories. In addition, we may not be able to maintain or obtain marketing authorizations in areas where such authorizations are contingent upon decisions of the EMA.

An inability to generate revenue from sales of Translarna for the treatment of nmDMD would have a material adverse effect on our business, financial performance and results of operations.

For additional information, see “Item 1A. Risk Factors Risks Related to Regulatory Approval of our Product and our Product Candidates.”

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

Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations” for a review of recent developments that may have a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD.

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

The success of Translarna will depend on a number of additional factors, including the following:

•                  whether the EMA determines that the risk-benefit balance of Translarna for the treatment of nmDMD supports continuation of our marketing authorization in the EEA, on the current approved label, or at all, and the timelines within which such determinations are made;

•                  whether, and within what timeframe, we are able to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, including whether we will be required to perform additional clinical and non-clinical trials or analyses, the costs of such trials or analyses, and whether such trials or analyses, if successful, may enable FDA review of a NDA submission;

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

•                  whether patients and healthcare professionals may be able to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will access Translarna via  a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

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

We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing. Epidemiology estimates for rare diseases are typically ranges due to the uncertainties associated with the methodologies used to derive estimates. It can take many years of experience in rare disease market places before prevalence becomes well characterized. PTC is launching the first therapy specifically aimed at DMD patients and in particular DMD patients with a nonsense mutations.  Our experience to date suggests that there may be up to 7,000 nmDMD patients globally and that approximately 40% of such patients are qualified for treatment under our current product label in the EEA across countries. Country specific epidemiology will continue to be refined and characterized over the coming years. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence nonsense mutations and other factors. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.

In addition, the marketing authorization granted by the European Commission is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted in January 2016, and our ability to implement measures, including pharmacovigilance plans, that are detailed in the risk management plan. In connection with our regulatory submissions with the EMA seeking annual renewal of our marketing authorization, or alternatively full marketing authorization, the EMA has provided us with assessment reports that include requests for supplementary information. One such request, included in our annual EMA reassessment report, is classified as a major objection. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. Within the report’s request for supplementary information, the major objection relates to the CHMP’s questioning of the risk-benefit profile of Translarna, including their preliminary views on the lack of robust efficacy outcome effects and the uncertainty stemming from the target population to be treated. The EMA’s requests for supplementary information also included a number of other concerns, which do not rise to the level of major objections, but will require us to address matters related to the potential risks of Translarna, including changes in blood pressure and lipid profile observed in a proportion of the patients in ACT DMD given that boys with nmDMD typically already have compromised cardiac function and long-term treatment with corticosteroids generally leads to increased blood pressure and lipid changes.

There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy our obligations under the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna for the treatment of nmDMD changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program.

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

The primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b

(completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations” for a review of recent developments that may have a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD.

If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials (including ACT DMD and related analyses) or otherwise view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

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

•                  have the product removed from markets after obtaining applicable marketing authorizations; or

•                  not be permitted to sell Translarna under some or any reimbursed early access programs.

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

In addition, after determining that the primary efficacy endpoint did not achieve statistical significance in ACT DMD or our Phase 2b clinical trial of Translarna for the treatment of nmDMD and in our completed Phase 3 clinical trial of Translarna for nmCF, we performed retrospective and subgroup analyses that we believe provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials. Although we believe that these additional analyses of the results of these trials were warranted, a retrospective analysis performed after unblinding trial results can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results. Some of our favorable statistical data from these trials also are based on nominal p-values that reflect only one particular comparison when more than one comparison is possible.

Because of these limitations, regulatory authorities typically give greater weight to results from pre-specified analyses and adjusted p-values and less weight to results from post-hoc, retrospective analyses and nominal p-values.

On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses had a negative impact on the FDA’s view of our interpretation of the results of our Phase 2b trial, ACT DMD and the totality of data from our clinical trials. We need further discussion with FDA to understand their current perspective on our subgroup analysis. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if successful, may enable FDA review of an NDA submission.

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

The primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations” for a review of recent developments that may have a material adverse effect on our ability to obtain or maintain marketing authorizations necessary to commercialize Translarna for the treatment of nmDMD in the United States, Europe and other territories.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In addition, in some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including Tranlarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales in general can also be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Novartis Pharmaceuticals Corporation’s TOBI, Gilead Sciences, Inc.’s Cayston, and Genentech, Inc.’s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals’ drugs Kalydeco and Orkambi are approved by the FDA and in other territories as a treatment for cystic fibrosis caused by other mutations in the CFTR gene, not nonsense mutation. Vertex and other companies are developing other product candidates to treat cystic fibrosis for defined mutations or for all patients. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Furthermore, Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet’s syndrome. Other companies are also pursuing product candidates for the treatment of Dravet’s syndrome, including GW Pharmaceuticals and Insys Therapeutics. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG. Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, Ionis Pharmaceuticals, Inc. is evaluating its antisense drug as a treatment for SMA in two Phase 3 studies that were initiated in SMA patients in 2014. Other companies are also pursuing product candidates for the treatment of SMA, including Novartis Pharmaceuticals Corporation.

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

We currently have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for clinical programs and limited commercial and EAP programs. We have engaged with third party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf. We intend to engage additional distributors if and when, if ever, we become authorized to make Translarna available for purchase in such additional geographies.

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

For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our then pending marketing authorization application, or MAA, for approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings related to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the Leahy-Smith America Invents Act of 2011 (the “Act”), which reformed certain patent laws in the U.S., may create additional uncertainty. The significant changes engendered by the Act include switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.

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

For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our Translarna MAA. Following the decision of the EMA to release such documentation with only minimal redactions we have initiated litigation before the General Court of the European Union to prevent disclosure of this information, and we have additionally asked the Court to take the interim measure of ordering the EMA to not release our documents until the substantive case has been decided (by the General Court or in possible appeal proceedings). In early 2016, we reached an interim agreement with the EMA and successfully submitted to the Court a request for a stay of the litigation until another ongoing litigation between the EMA and another company, highly relevant to the matter under discussion in our case, was resolved before the Court. However the applicable litigation involving the other company was later dismissed without a judgment on the relevant issues in the case. As a result, the General Court affectively lifted the stay in the PTC interim proceedings While we expect to continue to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful in the aforementioned litigation or in any future challenge that may be raised and we may not ultimately be successful in preventing disclosure of the data in our MAA.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. Since patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, with new publications occurring continuously, there may be patents or patent applications relating to our product or our product candidates that we are unaware of. There may also be pending or future patent applications that, if issued, would block us from commercializing Translarna. Thus, we do not know with certainty whether Translarna, or any of our other product candidates, or our commercialization thereof, would or would not infringe any third party’s intellectual property.

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

For example, it is possible that one or more third parties might bring a patent infringement or other legal proceeding against us regarding Translarna. We are aware of an issued U.S. patent and international patent applications that purport to disclose or contain claims to chemical scaffolds that are sufficiently broad that they could be read to encompass ataluren, the active ingredient in Translarna, even though neither the issued U.S. patent nor any of the international patents or patent applications specifically discloses ataluren. In order to successfully challenge the validity of any issued U.S. patent that may allegedly include ataluren within the scope of a granted claim, we would need to overcome that patent’s presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively. In addition, we believe that the public notice given by our testing of ataluren in clinical trials for the purpose of seeking FDA approval would be a valid defense against any infringement claims in the United States based on the availability of any statutory research exemptions. However, there can be no assurance that our interpretation of the exemption would be upheld, were the exemption interpreted as covering only our preclinical research activities, and not the commercialization of ataluren.

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

Risks Related to Regulatory Approval of our Product and our Product Candidates

We have received a Refuse to File letter from the FDA regarding our NDA for Translarna for the treatment of nmDMD, which will have a material adverse effect on our ability to obtain regulatory approval in the United States to market Translarna for the treatment of nmDMD, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on our trial data. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to continue to commercialize Translarna for nmDMD or other indications or commercialize our other product candidates, and our ability to generate revenue will be materially impaired.

Translarna and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain marketing authorization for Translarna or any product candidate will prevent us from commercializing such product or product candidate.

We announced the initial results of ACT DMD, our confirmatory Phase 3 trial in nmDMD, in October 2015, including that the primary efficacy endpoint in the ITT population did not achieve statistical significance.

Please review the risk factor appearing under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, and the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business financial performance and results of operations” for a review of recent developments t that may have a material adverse effect on our ability to maintain or obtain marketing authorizations for Translarna for the treatment of nmDMD. We may not receive necessary approvals from the FDA, the EMA, or other regulators to further commercialize Translarna for nmDMD or to commercialize Translarna for any other indication or commercialize any product candidate in any market.

There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the FDA with respect to the Refuse to File letter we received from the agency in February 2016, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if successful, may enable FDA review of an NDA submission, which would have a material adverse effect on our business, financial performance and results of operations. Any such requirement for additional trials would also most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever.  We also received a refuse to file letter from the FDA in 2011 in connection with an NDA submitted for approval of Translarna for the treatment of nmDMD that was based on our Phase 2b data, on the grounds that this 2011 NDA did not contain substantial evidence of effectiveness. In December 2011, we filed a formal dispute resolution request with the FDA concerning the 2011 NDA, requesting review of the issues related to the FDA’s refusal to file the 2011 NDA and a prospective resubmission of the 2011 NDA with updated information and analyses. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2011 NDA. In the current Refuse to File letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.

We received marketing authorization to market Translarna for nmDMD in the EEA in the third quarter of 2014. This marketing authorization is subject to annual EMA reassessment and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted in January 2016. In 2015, we received marketing authorizations for Translarna in South Korea and Israel; each of which are largely contingent upon continued marketing authorization in the EEA. There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all. If the EMA does not view the results of ACT DMD as favorable, if we fail to satisfy our obligations under the marketing authorization, or if it is determined that the balance of risks and benefits of using Translarna for the treatment of nmDMD changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program.

Conditional marketing authorizations based on incomplete clinical data, including our marketing authorization for Translarna for the treatment of nmDMD, may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the EMA determines that the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations or conditions, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Marketing authorizations subject to conditions are only valid for one year, and must be renewed annually by the EMA after an assessment of the risk-benefit balance and need for additional or modified conditions.

We have not otherwise received marketing authorization for Translarna or any of our other product candidates from regulatory authorities in any jurisdiction. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. There is substantial risk that regulators in other territories will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those territories.

In addition, during the third quarter of 2015 we submitted a variation to our marketing authorization application with the EMA to seek to include Translarna for the treatment of nmCF, and based on recent interactions with the CHMP, we believe that the results from our ongoing ACT CF trial may be required prior to any grant of marketing authorization. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF. We expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna, such authorization will continue to be subject to annual review and renewal by the European Commission following reassessment by the EMA.

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

The process of obtaining marketing authorizations is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing authorization of a product candidate. Any marketing authorization we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. For example, the marketing authorization granted on a conditional basis by the EMA in the EEA for Translarna is limited to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing.

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

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have not received both pricing and reimbursement approval in these key countries on terms that are acceptable to us. For example, based on unsustainable economics imposed by the arbitration board in Germany upon the recent conclusion of an arbitration process with us and the German Federal Association of the Statutory Health Insurances (GKV-Spitzenverband), we delisted Translarna from the German pharmacy ordering system, effective April 1, 2016. Under these circumstances, patients and healthcare professionals in Germany may be able to access Translarna through a reimbursed importation pathway possible under German law, however, there can be no assurance that they will be successful in such an endeavor.

In addition, the price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed early access programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. In some countries, such as France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority. For example, in Germany, we were permitted under local law to sell product on a commercial basis for the one-year period commenced December 2014 while market access discussions were held, but we are required to reimburse payors in Germany the difference between the commercial price of Translarna and the price established by the arbitration board in Germany for sales made in Germany since December 2015, other than sales made pursuant to the reimbursed importation pathway.

Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, we have been engaged in market access discussions with National Health Services (NHS) England since 2014. During the fourth quarter of 2014, NHS England determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna, and in July 2015 determined that final funding decisions on Translarna for nmDMD would be made after the conclusion of a specialized appraisal process by the National Institute for Health and Care Excellence, or NICE. In April 2016, we announced that NICE has recommended Translarna for nmDMD patients within the EMA-approval label when such use is used in connection with a managed access agreement with NHS England. However, the actual provision of patient access in England is subject to the finalization of the NICE draft guidance as well as finalization of the managed access agreement between NHS England and us, which is expected to outline financial and clinical details surrounding the use of Translarna, including a confidential financial arrangement.

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

•                  The Affordable Care Act also added a provision requiring certain providers and suppliers of services to Federal Health Care Programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”). In February 2016, the Centers for Medicare and Medicaid Services (“CMS”) released long-awaited regulatory guidance (in the form of a final rule) to Medicare Part A and Part B providers and suppliers regarding how to comply with the Overpayment Statute. CMS had previously released a final rule addressing overpayments involving Medicare Part C and Part D providers in May 2014. Although Medicare Part A/B/C/D providers and suppliers have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance to providers and suppliers regarding how to comply appropriately with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. Although not directly applicable to us, this final rule may impact our customers and potential customers who are Medicare providers and suppliers.

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

There have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although the U.S. Supreme Court in King v. Burwell upheld the use of subsidies to individuals in federally facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Affordable Care Act, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our results of operations. In addition, there are numerous steps required to implement the Affordable Care Act, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of its provisions. On February 1, 2016, the Centers for Medicare and Medicaid Services released a long-awaited new rule, the Medicaid Program Covered Outpatient Drug Final Rule, effective April 1, 2016, implementing various provisions of the Affordable Care Act related to “covered outpatient drugs,” including revising the calculation of “average manufacturer price” and addressing other issues relating to Medicaid price reporting and reimbursement. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act; they also underscore the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

•                  whether the EMA determines that the risk-benefit balance of Translarna supports continuation of our marketing authorization in the EEA, on the current approved label, or at all;

•                  whether regulators in other territories agree with our interpretation of the results of ACT DMD;

•                  other developments concerning our regulatory submissions with the EMA for Translarna for the treatment of nmDMD and for the treatment of nmCF;

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

Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q for information concerning litigation initiated against us and certain of our officers during the first quarter of 2016. In addition, we could be the target of other such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended March 31, 2016, we issued options to purchase an aggregate of 67,100 shares of common stock to certain new hire employees at a weighted-average exercise price of $18.34 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: May 5, 2016	By:	/s/ Shane Kovacs
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