Form 10-Q
period 2016-06-30
PTC THERAPEUTICS, INC.
filed 2016-08-04
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 34,247,719 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•                  our ability to resolve the matters set forth in the Refuse to File letter we received from the United States Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, including whether the appeal we filed with the FDA results in successful reversal of the Refuse to File decision in a timely manner, or ever, and in the event that the Refuse to File decision is reversed, whether such reversal results in a timely or successful review of our NDA, and whether we will be required to perform additional clinical and non-clinical trials or analyses at significant cost and whether such trials, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

•                  the timing and outcome of the opinion of the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or CHMP, with respect to our request for renewal of our marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area, or EEA, which is subject to annual review and renewal by the European Commission following reassessment of the risk-benefit balance of the authorization by the European Medicines Agency, among other things;

•                  our ability to design an acceptable new clinical trial in nmDMD with input from the EMA, including with respect to matters of scope, length, and conduct and, if successfully designed, our ability to enroll, fund, and complete such trial;

•                  the nature of any conditions or restrictions that may be placed on any renewal of the marketing authorization by the European Commission in the event that the CHMP issues a positive opinion with respect to renewal;

•                  our ability to commercialize Translarna in general and, specifically, as a treatment for nmDMD, including the timing of such commercialization and our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval;

•                  when Translarna will be available to nmDMD patients in England;

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•                  our estimates regarding the potential market opportunity for Translarna, including, in general, the size of eligible patient populations and our ability to identify such patients;

•                  our regulatory submissions, including with respect to timing and outcome of regulatory review and determinations in connection with our submission with the EMA related to a variation to our marketing authorization to include Translarna as a treatment for nonsense mutation cystic fibrosis, or nmCF, as well as our other submissions with regulatory bodies outside of the EEA;

•                  our estimates regarding expenses, future revenues, third party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;

•                  the timing and conduct of our clinical trials and studies of Translarna for the treatment of nmCF, nmDMD, mucopolysaccharidosis type I, or MPS I, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•                  the rate and degree of market acceptance and clinical utility of Translarna;

•                  the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will continue to be able to access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

•                  the timing of and our ability to obtain additional marketing authorizations for Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

•                  our ability to maintain the current label under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD, whether pursuant to our recently initiated Phase 2 study of Translarna for nmDMD in pediatric patients, or otherwise;

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

•                  our plans to pursue development of Translarna for additional indications other than nmDMD, nmCF, MPS I, aniridia, and Dravet/CDKL5, caused by nonsense mutations;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35,658	$58,022
Marketable securities	237,235	280,903
Prepaid expenses and other current assets	4,776	5,930
Trade receivables, net	19,765	11,094
Total current assets	297,434	355,949
Fixed assets, net	7,601	8,974
Deposits and other assets	528	358
Total assets	$305,563	$365,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,183	$45,247
Deferred revenue	726	139
Total current liabilities	42,909	45,386
Long-term debt	94,936	91,848
Other long-term liabilities	2,094	2,046
Total liabilities	139,939	139,280

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 34,083,319 shares at June 30, 2016. Authorized 125,000,000 shares; issued and outstanding 33,916,559 shares at December 31, 2015	34	34
Additional paid-in capital	837,850	820,165
Accumulated other comprehensive income (loss)	885	(1,200)
Accumulated deficit	(673,145)	(592,998)
Total stockholders’ equity	165,624	226,001
Total liabilities and stockholders’ equity	$305,563	$365,281

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Net product revenue	$15,437	$6,161	$34,314	$11,230
Collaboration and grant revenue	196	613	214	3,026
Total revenues	15,633	6,774	34,528	14,256
Operating expenses:
Research and development	28,827	28,190	60,226	56,128
Selling, general and administrative	23,366	17,210	49,304	34,825
Total operating expenses	52,193	45,400	109,530	90,953
Loss from operations	(36,560)	(38,626)	(75,002)	(76,697)
Interest (expense) income, net	(2,060)	498	(4,016)	1,022
Other expense, net	(387)	(88)	(1,107)	(456)
Loss before income tax expense	(39,007)	(38,216)	(80,125)	(76,131)
Income tax benefit (expense)	93	(145)	(22)	(145)
Net loss attributable to common stockholders	$(38,914)	$(38,361)	$(80,147)	$(76,276)

Weighted-average shares outstanding:
Basic and diluted (in shares)	34,000,333	33,600,653	33,959,751	33,335,674
Net loss per share—basic and diluted (in dollars per share)	$(1.14)	$(1.14)	$(2.36)	$(2.29)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(38,914)	$(38,361)	$(80,147)	$(76,276)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax	(40)	(224)	618	(99)
Foreign currency translation (loss) gain	(159)	465	1,467	341
Comprehensive loss	$(39,113)	$(38,120)	$(78,062)	$(76,034)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(80,147)	$(76,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,664	1,319
Change in valuation of warrant liability	47	(72)
Non-cash interest expense	2,941	—
Amortization of premiums on investments	1,140	915
Amortization of debt issuance costs	147	—
Share-based compensation expense	17,651	18,076
Benefit for deferred income taxes	(244)	—
Unrealized foreign currency transaction losses, net	963	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,163	(356)
Trade receivables, net	(8,480)	(669)
Deposits and other assets	(170)	258
Accounts payable and accrued expenses	(3,435)	(6,039)
Other long-term liabilities	1	(46)
Deferred revenue	587	(3,354)
Net cash used in operating activities	(66,172)	(66,244)
Cash flows from investing activities
Purchases of fixed assets	(275)	(1,177)
Purchases of marketable securities	(46,256)	(44,988)
Sale and redemption of marketable securities	89,645	83,468
Net cash provided by investing activities	43,114	37,303
Cash flows from financing activities
Proceeds from exercise of options	34	8,072
Net cash provided by financing activities	34	8,072
Effect of exchange rate changes on cash	660	341
Net decrease in cash and cash equivalents	(22,364)	(20,528)
Cash and cash equivalents, beginning of period	58,022	49,748
Cash and cash equivalents, end of period	$35,658	$29,220
Supplemental disclosure of cash information
Cash paid for interest	$2,263	$—
Cash paid for income taxes	$264	$—
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities, net of tax	$618	$(99)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company received conditional marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk-benefit balance of the authorization, or the annual EMA reassessment, as well as the Company’s satisfaction of any conditions and obligations that have been or may be placed upon the marketing authorization. The Company has been informed that the annual EMA assessment procedure cannot be completed by mid-year 2016. During 2016, the Company’s revenues have been and are expected to be primarily generated from sales of Translarna for the treatment of nmDMD in countries in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where the Company is permitted to distribute Translarna under reimbursed early access programs, or EAPs. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of June 30, 2016, the Company had an accumulated deficit of approximately $673.1 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

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

Basis of Presentation

The accompanying financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2015 and notes thereto included in the 2015 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year.

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

Inventories and cost of product revenue

In 2014, the Company was notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the EC following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which the Company refers to as the annual EMA reassessment. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. The authorization was further conditioned on the Company’s submission of the final report, including additional efficacy and safety data, from ACT DMD and the Company’s ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, the Company submitted the final ACT DMD report to the EMA. The Company made this submission as a type II variation request that sought to have this initial condition to its marketing authorization removed and a full marketing authorization granted. In February 2016, the Company also submitted a marketing authorization renewal request with the EMA.

While the Company has been informed that the renewal assessment procedure cannot be completed by mid-year 2016, it expects that, pursuant to applicable regulations, its current marketing authorization status will remain valid while the annual EMA reassessment is ongoing and until it is concluded with an opinion from the European Commission with respect to renewal of its marketing authorization. Based on its interpretation of applicable regulatory timeframes, the Company believes the annual EMA reassessment could be completed, at the earliest, by the end of 2016.

The Company plans to seek to renew the marketing authorization on an annual basis until the Company’s obligations have been fulfilled and the approval is converted from a conditional approval into a full approval. If the Company fails to satisfy such requirements, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the EC could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

There continues to be substantial risk that regulators could suspend or not renew the Company’s marketing authorization in the future. As such, as of the date of this filing, the Company has not capitalized inventory given the near term uncertainty with respect to the long term utilization of Translarna finished product for commercial use. Had the Company capitalized as inventory all of the its Translarna product that is available for commercial sale on hand as of June 30, 2016, the value of that inventory would have been approximately $1.2 million. In addition, had the Company expensed the cost of Translarna product sold as a cost of sales, the gross profit margin would have been greater than 90%, which the Company believes is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry. The Company will continue to assess the appropriateness of inventory capitalization based on the outcome of applicable regulatory approvals which are expected later this year.

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU No. 2014-09 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. With the issuance of ASU No. 2016-08 in March 2016 and ASU No. 2016-10 in April 2016, the FASB further amended guidance on recording revenue on a gross versus a net basis and on identifying performance obligations and licensing, respectively.  The Company expects to adopt this guidance when effective and continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and accompanying notes.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs topic of the Codification”. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. The Company adopted the guidance on January 1, 2016 on a retrospective basis and reclassed $2.8 million from “Deposits and other assets” to “Long-term debt” on the balance sheet as of December 31, 2015. The Company’s unamortized debt issuance cost at June 30, 2016 was $2.6 million which is included within “Long-term debt” on the consolidated balance sheet.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company’s deferred tax assets is provided with full valuation allowance as of June 30, 2016. As such, the Company does not expect that this standard will have a significant impact upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-01 will have on its consolidated financial statements and accompanying notes.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This standard will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-02 will have on its consolidated financial statements and accompanying notes.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years, with early adoption permitted but only if all of the guidance is adopted in the same period. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-09 will have on its consolidated financial statements and accompanying notes.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company expects to adopt this guidance when effective and is assessing what effect the adoption of ASU 2016-13 will have on its consolidated financial statements and accompanying notes.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$237,235	$—	$237,235	$—
Warrant liability	$1	$—	$—	$1
Stock appreciation rights liability	$140	$—	$—	$140

	December 31, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$280,903	$—	$280,903	$—
Warrant Liability	$48	$—	$—	$48
Stock appreciation rights liability	$—	$—	$—	$—

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended June 30, 2016 and December 31, 2015.

The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$11,969	$21	$—	$11,990
Corporate debt securities	210,640	274	(26)	210,888
Government obligations	14,353	4	—	14,357
	$236,962	$299	$(26)	$237,235

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Commercial paper	$26,877	$80	$—	$26,957
Corporate debt securities	226,959	—	(640)	226,319
Government obligations	27,656	3	(32)	27,627
	$281,492	$83	$(672)	$280,903

At June 30, 2016 and December 31, 2015, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of June 30, 2016 and December 31, 2015, the Company did not have any realized gains/losses from the sale of marketable securities.

Marketable securities on the balance sheet at June 30, 2016 and December 31, 2015 mature as follows:

	June 30, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$11,990	$—
Corporate debt securities	159,714	51,174
Government obligations	14,357	—
Total Marketable securities	$186,061	$51,174

	December 31, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,957	$—
Corporate debt securities	140,831	85,488
Government obligations	18,994	8,633
Total Marketable securities	$186,782	$94,121

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

Level 3 valuation

The warrant liability is classified in Other long-term liabilities on the Company’s consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other expense, net, on the Company’s consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.

The stock appreciation rights (SARs) liability is classified in Other long-term liabilities on the Company’s consolidated balance sheets. The SARs liability is marked-to-market each reporting period with the change in fair value recorded as compensation expense on the Company’s consolidated statements of operations until the SARS vest. The fair value of the SARs liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended June 30, 2016:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2015	$48	$—
Change in fair value	(47)	140
Ending balance as of June 30, 2016	$1	$140

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2016 include (i) volatility (75%—77%), (ii) risk free interest rate (0.45%—0.71%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($7.02), and (v) expected life (0.96—3.23 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2015 include (i) volatility (62%-70%), (ii) risk free interest rate (0.86%—1.54%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($32.40), and (v) expected life (1.50—3.70 years).

Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of June 30, 2016 include (i) volatility (70%), (ii) risk free interest rate (0.36%—0.86%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($7.02), and (v) expected life (0.52—3.52 years).

4.                                      Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and six months ended June 30, 2016:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at March 31, 2016	$69	$1,015	$1,084
Other comprehensive loss before reclassifications	(40)	(159)	(199)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(40)	(159)	(199)
Balance at June 30, 2016	$29	$856	$885

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2015	$(589)	$(611)	$(1,200)
Other comprehensive income before reclassifications	618	1,467	2,085
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	618	1,467	2,085
Balance at June 30, 2016	$29	$856	$885

5.                                      Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Employee compensation, benefits, and related accruals	$4,688	$11,187
Consulting and contracted research	12,846	13,753
Professional fees	1,638	2,523
Accounts payable	16,800	11,940
Accrued severance	995	—
Other	5,216	5,844
	$42,183	$45,247

6.                                      Warrants

All of the Company’s outstanding warrants were classified as liabilities as of June 30, 2016 and December 31, 2015 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of June 30, 2016 and December 31, 2015:

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

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Numerator
Net loss	$(38,914)		$(38,361)		$(80,147)		$(76,276)
Denominator
Denominator for basic and diluted net loss per share	34,000,333		33,600,653		33,959,751		33,335,674
Net loss per share:
Basic and diluted	$(1.14	)*	$(1.14	)*	$(2.36	)*	$(2.29	)*

*In the three and six months ended June 30, 2016 and 2015, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2016	2015
Stock Options	5,969,382	4,663,852
Unvested restricted stock awards and units	274,490	353,135
Total	6,243,872	5,016,987

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of June 30, 2016, awards for 326,101 shares of common stock are available for issuance.

From January 1, 2016 through June 30, 2016, the Company issued a total of 1,403,045 stock options to various employees.  Of those, 93,100 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2015	4,826,477	$37.20
Granted	1,403,045	$29.06
Exercised	(3,125)	$10.85
Forfeited/Cancelled	(257,015)	$47.36
Outstanding at June 30, 2016	5,969,382	$35.02	8.21 years	$6
Vested or Expected to vest at June 30, 2016	3,361,980	$35.89	8.66 years	$5
Exercisable at June 30, 2016	2,357,502	$33.60	7.50 years	$—

The fair value of grants made in the six months ended June 30, 2016 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2016
Risk-free interest rate	1.31% —2.24%
Expected volatility	67%—71%
Expected term	5.05– 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2016 was $17.98 per share.

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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2016	344,335	$10.85
Granted	141,185	$30.86
Vested	(163,635)	$10.85
Forfeited	(47,395)	$18.19
Unvested at June 30, 2016	274,490	$19.86

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards and restricted stock units as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$4,087	$3,957	$8,415	$8,624
Selling, general and administrative	4,649	4,371	9,236	9,452
Total	$8,736	$8,328	$17,651	$18,076

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of Common Stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the Fair Market Value of a share of Common Stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending June 30, 2016, the Company recorded $0.1 million in compensation expense related to the 2016 SARs.

As of June 30, 2016 there was approximately $78.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.56 years.

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

•                  during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•                  upon the occurrence of specified corporate events

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

The Convertible Notes consist of the following:

Liability component	June 30, 2016	December 31, 2015
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,613)	(2,760)
Less: Debt discount, net(1)	(52,451)	(55,392)
Net carrying amount	$94,936	$91,848

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $71.3 million as of June 30, 2016. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of June 30, 2016, the remaining contractual life of the Convertible Notes is approximately 6.1 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$1,125	$—	$2,241	$—
Amortization of debt issuance costs	75	—	147	—
Amortization of debt discount	1,495	—	2,941	—
Total	$2,695	$—	$5,329	$—
Effective interest rate of the liability component	11%	—	11%	—

10.                               Restructuring

In March 2016, the Company commenced implementation of a reorganization of its operations intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The Company completed its reorganization in June 2016 and recorded a one-time charge of $2.5 million for the six month period ended June 30, 2016. The total $2.5 million in one-time charges is related to work-force reduction, recorded in research and development and selling, general and administrative expenses in the accompanying statement of operations.

	Balance as of March 31, 2016	Expenses, net	Cash	Balance as of June 30, 2016
2016 workforce reduction	$1,903	$548	$(1,456)	$995

11.                               Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds. To the extent that the Company develops and commercializes program intellectual property on a for-profit basis, it may become obligated to pay to Wellcome Trust development and regulatory milestone payments of up to an aggregate of $68.9 million and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company’s first such milestone payment of $0.8 million payable to Wellcome Trust occurred in the second quarter of 2016.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single- digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, if we outlicense rights to a collaboration product, a specified percentage of certain payments we receive from our licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon our payment to the SMA Foundation of a specified amount.

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

12.                               Subsequent events

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

During the quarter ended June 30, 2016, we recognized $15.4 million in sales of Translarna™ (ataluren), our lead product, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Translarna is currently available in over 20 countries on a commercial basis or through a reimbursed early access program, or EAP. Translarna is an investigational new drug in the United States, or U.S. We hold worldwide commercialization rights to Translarna for all indications in all territories.

Corporate Updates

Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy

United States. We recently filed a formal appeal of the Refuse to File letter issued on February 22, 2016 by the U.S. Food and Drug Administration, or FDA, for our New Drug Application, or NDA, for Translarna for the treatment of nmDMD. The appeal was submitted in accordance with the formal dispute resolution process that exists within the FDA’s Center for Drug Evaluation and Research.

The formal dispute resolution process exists to encourage open, prompt discussion of scientific and procedural disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA. We expect discussions on the refusal of the FDA’s Division of Neurological Products, or DNP, to review Translarna’s NDA to be escalated to the next level of FDA management via this process. Within the dispute resolution process, we are willing to consider multiple paths to advance a potential FDA approval, including the possibility of conducting an additional clinical trial in connection with an accelerated approval.

There is substantial risk, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the FDA, including pursuant to the formal dispute resolution process, that the agency will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we may be required to perform additional clinical and non-clinical trials or complete additional analyses in order to enable FDA review of an NDA submission. Any such requirement for additional trials prior to approval, or otherwise, would result in significant additional costs and would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever.

For important information with respect to risks related to our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the U.S., see “Item 1A. Risk Factors,” including the risk factor titled, “There is substantial risk that we will not be successful in our appeal of the Refuse to File letter we received from the FDA regarding our NDA for Translarna for the treatment of nmDMD and, by determining to pursue the formal dispute resolution process with the FDA, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired.”

European Economic Area. We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations placed upon the marketing authorization.

In fulfillment of an initial condition to our marketing authorization, in January 2016 we submitted the final clinical study report from our Phase 3 ACT DMD trial to the EMA. We made this submission as a type II variation request that sought to have this initial condition to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA.

Over the last several months, we have been engaged in constructive discussions with the EMA’s Committee for Medicinal Products for Human Use, or CHMP, regarding the continuation of our marketing authorization, including participation in a Scientific Advisory Group, or SAG, meeting and an oral explanation meeting with the CHMP, during the second quarter of 2016.

During the discussion at this CHMP meeting, it was determined that although the primary endpoint was not achieved in ACT DMD, the results of analyses suggested that the risk-benefit ratio of Translarna for the treatment of nmDMD remains positive, but there were still uncertainties about efficacy that needed to be addressed. In forming this conclusion, it was noted that Translarna has already received marketing authorization on an annual basis from the European Commission for the treatment of nmDMD and that there is severe unmet medical need for nmDMD treatment.

The CHMP has agreed to our proposal to submit a draft clinical trial protocol for further discussion, which includes seeking scientific advice from the EMA. We also recently received an additional request for supplemental information from the CHMP, including a request classified as a major objection that directs us to submit an adequate proposal for a clinical trial which will be able to demonstrate in a nmDMD patient population a robust and clinically meaningful effect of Translarna which confirms the positive risk-benefit ratio of Translarna and addresses outstanding uncertainties.  The CHMP has noted that this trial must be deemed feasible in the post-authorization setting. In addition, the CHMP expressed an interest for further confirmation of the primary pharmacology of Translarna as part of this request. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization.

The CHMP’s requests for supplementary information also included a number of other concerns, which do not rise to the level of major objections, including those related to risks associated with treatment. For example, as previously disclosed, changes in blood pressure and lipid profile were observed in a proportion of the Translarna-treated patients in ACT DMD. While the CHMP notes in its assessment report that the safety profile of Translarna could be considered acceptable, it further notes that Translarna is intended to be used chronically in boys with nmDMD who typically already have compromised cardiac function and are also being treated with corticosteroids that generally leads to increased blood pressure and lipid changes. As a result, we have been asked to discuss these topics in our Risk Management Plan and to propose relevant pharmacovigilance activities to collect further data regarding potential long term cardiovascular risks. The current warnings and precautions section of our approved Summary of Product Characteristics, or product label for Translarna, already notes that lipid levels and blood pressure should be monitored on a regular basis.

We are in the process of preparing our responses to the EMA’s additional requests for supplementary information. We expect that, in connection with our proposal for a new clinical trial, we will obtain scientific advice from the Scientific Advice Working Party, or SAWP, and the SAG. The SAWP is a standing working party established by the CHMP with the sole remit of providing scientific advice and protocol assistance. The SAG is convened at the request of the CHMP to provide independent recommendations on scientific or technical matters relating to products under evaluation by the CHMP, or on any other scientific issue relevant to the work of the CHMP. We have not yet engaged in discussions with either the SAWP or SAG with respect to the design of a new clinical trial for Translarna in nmDMD.

We have been informed that the renewal assessment procedure cannot be completed by mid-year 2016, but we expect that, pursuant to applicable regulations and as confirmed in writing by the European Commission, our current marketing authorization status will remain valid while the annual EMA reassessment is ongoing and until it is concluded with an opinion from the European Commission with respect to renewal of our marketing authorization. Based on our interpretation of applicable regulatory timeframes, we believe the annual EMA reassessment could be completed, at the earliest, by the end of 2016.

While the EMA has not formally declined our type II variation request for full approval of our marketing authorization, we believe that it is unlikely that the EMA will recommend in favor of issuing us a marketing authorization that is not subject to an ongoing annual renewal requirement. We believe that if the CHMP determines to issue a positive opinion in favor of renewing our annual marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD, designed with the scientific advice of the EMA. The EMA may also impose other new conditions to our marketing authorization, and may make other recommendations, including new label restrictions or the withdrawal of the marketing authorization. In addition, the EMA could determine that the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization. In such an event, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories.

For additional information regarding the risks related to the renewal of our marketing authorization in the EEA, see the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates” titled, “Our marketing authorization in the EEA requires annual renewal by the European Commission, which, as of the date of this filing, has not been granted, and there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, on the current label, or at all, and, even if the European Commission grants renewal of our marketing authorization, such renewal will likely be conditioned upon the results of a not yet designed trial for Translarna for the treatment of nmDMD, which will likely result in significant expense and uncertainty for us.  If we are not able to obtain renewal of our marketing authorization, we will not be able to continue to commercialize Translarna for nmDMD and our ability to generate revenue will be materially impaired.”

Phase 2 Pediatric Study. As part of our ongoing commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s label to younger patients, we initiated a Phase 2 pediatric clinical study of Translarna for the treatment of nmDMD in patients two to five years of age in June 2016. This Phase 2, open-label, multiple-dose study will evaluate the safety and pharmacokinetics of Translarna in pediatric patients.

Other territories. In March 2016, we withdrew our New Drug Submission, or NDS, with Health Canada for Translarna for nmDMD. We plan to resubmit the NDS with the results of the ACT DMD trial, however in light of the regulatory developments discussed above in the U.S. and EEA, we may determine to refile our NDS later than the second half of 2016. Many territories outside of the EEA reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. While Translarna received marketing authorization for the treatment of nmDMD in Israel in August 2015 and South Korea in December 2015, maintenance of marketing authorization in these countries will depend on the renewal and approval by the EMA for Translarna in the EEA. In the event that the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the EEA, we may not be able to maintain our marketing authorizations in these other territories.

Early Access Programs. We have been making Translarna for the treatment of nmDMD available through reimbursed early access programs, or EAP programs, in selected countries where funded named patient or cohort programs exist, both within the EEA and in other territories. All of these programs are supported by the EMA’s assessment of Translarna and our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia, Cyprus, France, Greece, Israel, Italy, Portugal, Scotland, Spain, Sweden, Switzerland, and Turkey.

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

In some countries, such as France and Germany, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health authorities. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, the company may become obligated to repay such excess amount to the applicable government health program. In certain countries, we record revenue net of estimated government and other third party discounts and rebates which will be finalized in the future. Allowances are recorded as a reduction of gross revenue at the time revenues from product sales are recognized. Our allowances may be adjusted over time to reflect known changes in factors which may impact revenue recognition in any given quarter.

Each country, including each member state of the EEA, has its own pricing and reimbursement regulations and many countries have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take over 18 months from initiation to completion. As a result, our commercial launch will continue to be on a country-by-country basis. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.

In July 2016, the National Institute for Health and Care Excellence, or NICE, issued final guidance recommending Translarna for nmDMD patients within the EMA-approval label when used in connection with a five-year managed access agreement. The managed access agreement has been entered into by us, NICE and National Health Services England, or NHS England as well as the NorthStar clinical network and the patient organisations Muscular Dystrophy UK and Action Duchenne. The managed access agreement establishes the clinical and commercial details surrounding the use of Translarna, including the terms and conditions of a confidential financial arrangement and the collection of further data on the efficacy of Translarna for the treatment of nmDMD over a five-year period with NICE guidance to be reviewed again at the end of that period, before future funding decisions are taken. As part of the managed access agreement, the usual three-month funding period under local regulation was waived by NHS England and Translarna is available to nmDMD patients in England. We have been engaged in market access discussions with NHS England and NICE since 2014.

In addition to England, final commercial reference pricing for Translarna is currently available in Austria, Czech Republic, Denmark, Hungary, Norway, and Slovakia. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in other key EEA countries, we have not concluded pricing and reimbursement discussions in any of these key countries on terms that are acceptable to us. For example, during the first quarter of 2016, we were unable to achieve an acceptable agreement on pricing and reimbursement terms with the German Federal Association of the Statutory Health Insurances in the arbitration phase of the market access process in Germany. As a result, we determined to delist Translarna from the German pharmacy ordering system, effective April 1, 2016. It is our understanding that the majority of applicable patients and healthcare professionals in Germany have begun to access Translarna through a reimbursed importation pathway possible under German law. For any sales made directly in Germany from local pharmacies since December 2015, we are required to reimburse German payors the difference between the commercial price of Translarna in Germany and the price established by the German arbitration board. Any sales made to German patients via the reimbursed importation pathway are not subject to this arbitration price.

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. Other factors may also contribute to fluctuations in quarterly net product sales including Translarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales in general are impacted by many factors such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Prevalence estimates for rare diseases are typically provided in ranges due to the uncertainties associated with the methodologies used to derive estimates such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. PTC is launching the first therapy specifically aimed at DMD patients and in particular DMD patients with nonsense mutation. Our experience to date suggests that there may be up to 7,000 nmDMD patients globally and that approximately 40% of such patients are qualified for treatment under our current product label in the EEA. Country specific epidemiology will continue to be refined and characterized over the coming years and we have determined that we are not able to provide or confirm prior prevalence estimates on a country or regional basis at this time. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence nonsense mutations and other factors.

Translarna™ for nonsense mutation cystic fibrosis

We anticipate top-line results from our global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF, in early 2017. We refer to this trial as ACT CF.

During the third quarter of 2015, we submitted to the EMA a type II variation to our marketing authorization of Translarna in the EEA for the treatment of nmDMD, described above, to request approval of Translarna for the treatment of nmCF. Our variation submission was primarily based on the data from our prior Phase 3 clinical trial in nmCF completed in 2011, including a post-hoc analysis of the results. We believe that the collective data from our prior Phase 3 trial, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo; however, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance.

At its December 2015 meeting, the CHMP discussed the safety and efficacy of Translarna in nmCF patients as a whole and in a subgroup of patients without concomitant treatment with inhaled aminoglycosides and Translarna’s potential for renal and urinary toxicity. At the meeting the CHMP adopted a request for supplementary information with respect to our variation submission and we have submitted our initial response. During the second quarter of 2016, we received additional requests for supplemental information from the CHMP with respect to our type II variation request, including requests characterized as major objections related to the efficacy and safety of

Translarna for the treatment of nmCF. We are in the process of preparing our response to the CHMP’s requests.

Approval of the variation to our marketing authorization will depend on the EMA’s assessment of the relative benefits and risks of approval. If we are unable to demonstrate the required relative risk-benefit profile, there is substantial risk that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. Based on recent interactions with the CHMP, we believe that the results from our ongoing ACT CF trial may be required prior to any grant of marketing authorization and we no longer expect a recommendation from the CHMP with respect to our type II variation submission in 2016.

Even if the variation is approved, we expect that the EMA will require us, as a post approval measure, to provide comprehensive clinical data from ACT CF to the EMA. In addition, such variation, if granted, will be subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, unless and until we are granted full marketing authorization for our primary marketing authorization in the EEA for Translarna for the treatment of nmDMD.

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

Funding

Since 2015, our revenues have been primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our early access programs, or EAPs, and in countries in the EEA where we were able to obtain acceptable pricing and reimbursement terms.

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

As of June 30, 2016, we had an accumulated deficit of $673.1 million. We had a net loss of $80.1 million and $76.3 million for the six months ended June 30, 2016 and 2015, respectively.

Our ongoing ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization. If our marketing authorization is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories.

In addition, in connection with our ongoing dialogue with the EMA with respect to the renewal of our marketing authorization in the EEA, the CHMP has agreed to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating

Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material ongoing costs related to the development of such a trial in the short-term, as well as the implementation of the trial in the longer term.

We also recently initiated a formal dispute resolution with the FDA, seeking to reverse the FDA’s Refuse to File decision with respect to our NDA for Translarna for the treatment of nmDMD and we may incur significant costs in connection with our efforts to resolve the matters set forth in the Refuse to File letter.

We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions, including our submission with the EMA that seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.

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

The following tables provide research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months June 30,
	2016	2015
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$22,056	$17,465
Antibacterial	4	2,499
Cancer stem cell	1,691	1,612
Next generation nonsense readthrough	1,680	2,028
Other research and preclinical	3,396	4,586
Total research and development	$28,827	$28,190

	Six months June 30,
	2016	2015
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$44,206	$30,309
Antibacterial	163	4,051
Cancer stem cell	3,640	2,430
Next generation nonsense readthrough	3,526	3,016
Other research and preclinical	8,691	16,322
Total research and development	$60,226	$56,128

The successful development of our product and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•                  the costs, timing and outcome of our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD;

•                  the costs, timing and outcome of the annual EMA assessment related to renewal of our marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all and the design of any acceptable new clinical trial in nmDMD we may be able to develop with input from the EMA, if any;

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

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. Other factors may also contribute to fluctuations in quarterly net product sales including Translarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Inventories and Cost of Product Revenues

In 2014, we were notified that the European Commission granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. The authorization was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD and our ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, we submitted the final ACT DMD report to the EMA. We made this submission as a type II variation request that sought to have this initial condition to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA.

While we have been informed that the renewal assessment procedure cannot be completed by mid-year 2016, we expect that, pursuant to applicable regulations, our current marketing authorization status will remain valid while the annual EMA reassessment is ongoing and until it is concluded with an opinion from the European Commission with respect to renewal of our marketing authorization. Based on our interpretation of applicable regulatory timeframes, we believe the annual EMA reassessment could be completed, at the earliest, by the end of 2016.

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

There continues to be substantial risk that regulators could suspend or not renew our marketing authorization in the future. As such, as of the date of this filing, we have not capitalized inventory given the near term uncertainty with respect to the long term utilization of Translarna finished product for commercial use. Had we capitalized as inventory all of our Translarna product that is available for commercial sale on hand as of June 30, 2016, the value of that inventory would have been approximately $1.2 million. In addition, had we expensed the cost of Translarna product sold as a cost of sales, our gross profit margin would have been greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry. We will continue to assess the appropriateness of inventory capitalization based on the outcome of applicable regulatory approvals which are expected later this year.

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

From January 1, 2016 through June 30, 2016, we issued a total of 1,403,045 stock options to various employees. Of those, 93,100 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the six months ended June 30, 2016 was contemporaneously estimated on the date of grant using the following assumptions:

2016
Risk-free interest rate	1.31% —2.24%
Expected volatility	67%—71%
Expected term	5.05– 10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2016 was $17.98 per share.

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

The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2016	344,335	$10.85
Granted	141,185	$30.86
Vested	(163,635)	$10.85
Forfeited	(47,395)	$18.19
Unvested at June 30, 2016	274,490	$19.86

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards and restricted stock units as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$4,087	$3,957	$8,415	$8,624
Selling, general and administrative	4,649	4,371	9,236	9,452
Total	$8,736	$8,328	$17,651	$18,076

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of Common Stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending June 30, 2016, the Company recorded $0.1 million in compensation expense related to the 2016 SARs.

As of June 30, 2016 there was approximately $78.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.56 years.

Results of operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,		Change 2016 vs.
(in thousands)	2016	2015	2015
Net product revenue	$15,437	$6,161	$9,276
Collaboration and grant revenue	196	613	(417)
Research and development expense	28,827	28,190	637
Selling, general and administrative expense	23,366	17,210	6,156
Interest (expense) income, net	(2,060)	498	(2,558)

Net product revenues. Net product revenues were $15.4 million for the three months ended June 30, 2016, an increase of $9.3 million, or 150% from $6.2 million for the three months ended June 30, 2015 due to the expanded commercial launch of Translarna. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution. Since January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $0.2 million for the three months ended June 30, 2016, a decrease of $0.4 million, or 68%, from $0.6 million for the three months ended June 30, 2015. The decrease was primarily due to the recognition of deferred revenue from collaboration milestone payments in the 2015 period.

Research and development expense. Research and development expense was $28.8 million for the three months ended June 30, 2016, an increase of $0.6 million, or 2%, from $28.2 million for the three months ended June 30, 2015. The increase resulted primarily from an increase in consulting expenses associated with our ongoing clinical trials.

Selling, general and administrative expense. Selling, general and administrative expense was $23.4 million for the three months ended June 30, 2016, an increase of $6.2 million, or 36%, from $17.2 million for the three months ended June 30, 2015. The increase resulted primarily from additional costs associated with commercial activities in support of the expanded commercial launch of Translarna across Europe and other regions.

Interest (expense) income, net.  Interest expense, net was $2.1 million for the three months ended June 30, 2016, an increase in expense of $2.6 million, from interest income of $0.5 million for the three months ended June 30, 2015.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes partially offset by interest income from investments.

Income tax benefit (expense). Income tax benefit was $0.1 million for the three months ended June 30, 2016 and income tax expense was $0.1 million for the three months ended June 30, 2015. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax benefit for the three months ended June 30, 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,		Change 2016 vs.
(in thousands)	2016	2015	2015
Net product revenue	$34,314	$11,230	$23,084
Collaboration and grant revenue	214	3,026	(2,812)
Research and development expense	60,226	56,128	4,098
Selling, general and administrative expense	49,304	34,825	14,479
Interest (expense) income, net	(4,016)	1,022	(5,038)

Net product revenues. Net product revenues were $34.3 million for the six months ended June 30, 2016, an increase of $23.1 million, or 206%, from $11.2 million for the six months ended June 30, 2015 due to the expanded commercial launch of Translarna. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution. Since January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $0.2 million for the six months ended June 30, 2016, a decrease of $2.8 million, or 93%, from $3.0 million for the six months ended June 30, 2015. The decrease was primarily due to the recognition of deferred revenue from Roche’s collaboration milestone payments to us in the 2015 period.

Research and development expense. Research and development expense was $60.2 million for the six months ended June 30, 2016, an increase of $4.1 million, or 7%, from $56.1 million for the six months ended June 30, 2015. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials, supply chain activities in support of the expanded commercial launch of Translarna and increased expenses in connection with our expanding clinical-stage pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $49.3 million for the six months ended June 30, 2016, an increase of $14.5 million, or 42%, from $34.8 million for the six months ended June 30, 2015. The increase resulted primarily from additional costs associated with commercial activities in support of the expanded commercial launch of Translarna across Europe and other regions.

Interest (expense) income, net.  Interest expense, net was $4.0 million for the six months ended June 30, 2016, an increase in expense of $5.0 million from interest income of $1.0 million for the six months ended June 30, 2015.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes partially offset by interest income from investments.

Income tax benefit (expense). Income tax expense was $0.02 million for the six months ended June 30, 2016 and $0.1 million for the six months ended June 30, 2015. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the six months ended June 30, 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. Our ongoing ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. During

2016, we expect that our revenues will be primarily generated from sales of Translarna in territories where we are permitted to distribute Translarna under our EAP programs, and those countries, in particular in the EEA, where we are able to obtain pricing and reimbursement approval at acceptable levels.

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

In August 2015, we closed a private offering of $150 million in aggregate principal amount of 3.00% convertible senior notes due 2022, or the Convertible Notes, including the exercise by the initial purchasers of an option to purchase an additional $25 million in aggregate principal amount of the Convertible Notes. The Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us.

Cash flows

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $272.9 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six months ended June 30,
(in thousands)	2016	2015
Cash provided by (used in):
Operating activities	$(66,172)	$(66,244)
Investing activities	43,114	37,303
Financing activities	34	8,072

Net cash used in operating activities was $66.2 million for the six months ended June 30, 2016 and $66.2 million for the six months ended June 30, 2015. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash provided by investing activities was $43.1 million for the six months ended June 30, 2016 and net cash used in investing activities was $37.3 million for the six months ended June 30, 2015.  Cash provided by investing activities was related to the sale and redemption of marketable securities to fund operations.

Net cash provided by financing activities for the six months ended June 30, 2016 and June 30, 2015 was attributable to the exercise of options.

Funding requirements

We expect to incur significant costs in connection with our efforts to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA, including in connection with our design and potential enrollment and execution of a new clinical trial in nmDMD. We also may incur significant costs in connection with our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, including pursuant to our recently initiated formal dispute resolution with the FDA, which seeks to reverse the FDA’s Refuse to File decision. We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing, and administrative and employee-based expenses.

In addition to the foregoing, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions, including our submission with the EMA that seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of the annual EMA assessment related to renewal of our marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all and the design of any acceptable new clinical trial in nmDMD we may be able to develop with input from the EMA, if any, including with respect to matters of scope, length, and conduct;

•                  the costs, timing and outcome of our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, whether pursuant to the recently initiated formal dispute resolution process, or otherwise, and including whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission and, ultimately, may support approval of Translarna for nmDMD in the U.S;

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

•                  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•                  the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD and nmCF;

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

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•                  the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will continue to be able to access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.

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

Contractual obligations

During the period ended June 30, 2016, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2016, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our Chief Financial Officer, captioned, respectively, as Hong Wang v. PTC Therapeutics, Inc., et al., No. 16-cv-01224, Kevin Kosin v. PTC Therapeutics, Inc., et al., No. 16-cv-01383, and Daniel Parker v. PTC Therapeutics, Inc., et al., No. 16-cv-01384. The lawsuits, which have been consolidated, allege violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between May 6, 2014 and February 29, 2016, as well as attorneys’ fees and costs.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We may never generate profits from operations or maintain profitability and expect to continue to incur significant operating losses and expenses for at least the next several years in connection with our efforts, among other things, to:

•                  maintain our marketing authorization for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, which if renewal is granted, we expect will require us to conduct an agreed upon new clinical trial in Translarna for nmDMD;

•                  resolve the matters set forth in the Refuse to File letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, in particular pursuant to the recently commenced formal dispute resolution process;

•                  continue expansion of our global operations and execution of our commercial strategy for Translarna in the EEA and other territories; and

•                  obtain broader and additional regulatory approvals for Translarna and advance the development of our product pipeline.

Since inception, we have incurred significant operating losses. As of June 30, 2016, we had an accumulated deficit of $673.1 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

In October 2015, we announced the initial results of ACT DMD, our Phase 3 trial for Translarna™ (ataluren) for the treatment of nmDMD, including that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance. Please review the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to obtain or maintain marketing authorizations necessary to commercialize Translarna for the treatment of nmDMD in the United States, Europe and other territories, including our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, the EMA’s questioning of the risk-benefit balance of Translarna for the treatment of nmDMD and the CHMP’s agreement to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice.

Our ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization for Translarna in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older. In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization. The marketing authorization, initially granted in August 2014, is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations placed upon the marketing authorization. As of the date of this filing, the CHMP has not issued an opinion with respect to the renewal of our marketing authorization and we expect that the marketing authorization renewal assessment procedure will extend until at least the end of 2016. While the EMA has not formally declined our type II variation request for full approval of our marketing authorization, we believe that it is unlikely that the EMA will recommend in favor of issuing us a marketing authorization that is not subject to an ongoing annual renewal requirement. We believe that if the CHMP determines to issue a positive opinion in favor of renewing our annual marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct a new agreed upon clinical trial of Translarna for the treatment of nmDMD, designed with the scientific advice of the EMA. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material ongoing costs related to the development of such a trial in the short-term, as well as the implementation of the trial in the longer term. In addition, while the EMA may recommend the renewal of our marketing authorization under the annual EMA reassessment coupled with such obligation, it may also impose other new conditions to our marketing authorization, and may make other recommendations, including new label restrictions or the withdrawal of the marketing authorization. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization in the EEA. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an early access program, or EAP, and throughout all territories.

For additional information regarding the risks related to renewal of our marketing authorization in the EEA, see the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates” titled, “Our marketing authorization in the EEA requires annual renewal by the European Commission, which, as of the date of this filing, has not been granted, and there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, on the current label, or at all, and, even if the European Commission grants renewal of our marketing authorization, such renewal will likely be conditioned upon the results of a not yet designed trial for Translarna for the treatment of nmDMD, which will likely result in significant expense and uncertainty for us. lf we are not able to obtain renewal of our marketing authorization, we will not be able to continue to commercialize Translarna for nmDMD and our ability to generate revenue will be materially impaired.”

We recently initiated a formal dispute resolution with the FDA, seeking to reverse the FDA’s Refuse to File decision. We expect that our efforts to resolve the matters set forth in the Refuse to File letter, whether pursuant to this appeal or otherwise, will be time-consuming and may be expensive and there is significant risk that we will not be successful in obtaining FDA review of our NDA for Translarna for nmDMD in a timely fashion, if ever. Even if we are successful in reversing the Refuse to File decision, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD and we may be required to perform additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S. An inability to obtain new marketing authorizations for Translarna for nmDMD, including in the United States would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates” titled, “There is substantial risk that we will not be successful in our appeal of the Refuse to File letter we received from the FDA regarding our NDA for Translarna for the treatment of nmDMD and, by determining to pursue the formal dispute resolution process with the FDA, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired.”

We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, and distribution and manufacturing expenses. In addition, the clinical and regulatory developments noted in this risk factor may exacerbate the risks related to our commercialization efforts set forth under the heading “Risks Related to the Development and Commercialization of our Product and our Product Candidates,” which could increase the costs associated with our commercial activities. For additional information, see also, the risk factor under the heading “Risks Related to the Regulation of our Product and our Product Candidates” titled “Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions.”

In addition to the foregoing, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions, including our submission with the EMA that seeks to include Translarna for the treatment of nmCF. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses. With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually.

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

•                  maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA and satisfying all related conditions and ongoing requirements, including successfully developing and conducting an agreed upon new clinical trial designed with scientific advice from the EMA;

•                  advancing our regulatory submissions, including our marketing authorization variation submission with the EMA that seeks to include Translarna for the treatment of nmCF;

•                  resolving the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD in a timely manner or at all, whether pursuant to the formal dispute resolution process, or otherwise and including, if required, performing additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

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

As noted in the prior risk factor, we expect to incur significant expenses related to our clinical, regulatory, commercial, legal, research and development, and other business efforts. We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our Convertible Note offering, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of the annual EMA assessment related to renewal of our marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all and the design of any agreed upon new clinical trial in nmDMD we may be able to develop with input from the EMA, if any, including with respect to matters of scope, length, and conduct;

•                  the costs, timing and outcome of our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, whether pursuant to the recently initiated formal dispute resolution process, or otherwise, and including whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

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

•                  the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•                  the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD and nmCF;

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

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•                  the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will continue to be able to access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

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

We are continuing to engage in significant commercialization efforts for Translarna for nmDMD. We commenced our commercial launch of Translarna in Germany in December 2014 and we expect to commercially launch in other key countries in the EEA in 2016 and in future years, subject to completion of pricing and reimbursement negotiations. In the third quarter of 2014, we began to recognize revenue for payments received under reimbursed EAP programs for Translarna for nmDMD patients in selected countries. In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization in the EEA. We expect that any commercial revenue generated in the next several years will be derived exclusively from sales of Translarna for the treatment of nmDMD and other indications, if any, that may receive marketing authorization and that commercial sales will generally be limited to countries in the EEA and other territories in which we have obtained marketing authorization and reimbursement approval or are permitted to initiate treatment under reimbursed EAP programs or pursuant to other procedures. Other commercial revenue, if any, would be derived from sales of products that we are not planning to have commercially available for several years, if at all. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories.

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

In the third quarter of 2014 we began to recognize revenue for payments received under reimbursed EAP programs for Translarna for nmDMD patients in selected countries, and we commenced our commercial launch of Translarna in Germany in December 2014. Prior to such time, our operations were limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, and preparing for the commercial launch of Translarna for nmDMD in Europe. We are in the process of transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in such a transition. We have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates, other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the risk-benefit balance of the authorization by the EMA and satisfaction of any conditions that may be imposed by the EMA, and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval). In addition, we have not yet demonstrated our ability to complete development of product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for a successful full scale product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

Risks Related to the Development and Commercialization of our Product and our Product Candidates

ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.

In October 2015, we announced the initial results of ACT DMD, including that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance. Based on our analyses of the trial data, we believe that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD.

We submitted our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA, as part of our NDA. On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, including pursuant to the formal dispute resolution process we recently initiated, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in reversing the Refuse to File decision, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if we are successful in enrolling, funding, and completing, may enable FDA review of an NDA submission. Any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. Due to these uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States.

We also submitted our analyses of the ACT DMD data and meta-analyses of the combined ACT DMD and Phase 2b subgroup data to the EMA, to support continuation of our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization. As part of this process, the EMA’s CHMP issued requests for supplementary information, including a request classified as a major objection related to the CHMP’s questioning of the risk-benefit profile of Translarna.

We also recently received an additional request for supplemental information from the CHMP, including a request classified as a major objection that directs us to submit an adequate proposal for a clinical trial which will be able to demonstrate in a nmDMD patient population a robust and clinically meaningful effect of Translarna which confirms the positive risk-benefit ratio of Translarna and addresses outstanding uncertainties about efficacy. The CHMP has noted that this trial must be deemed feasible in the post-authorization setting. In addition, the CHMP expressed an interest for further confirmation of the primary pharmacology of Translarna as part of this request. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material ongoing costs related to the development of such a trial in the short-term, as well as the implementation of the trial in the longer term.

As of the date of this filing, the CHMP has not issued an opinion with respect to the renewal of our marketing authorization and we expect that the marketing authorization renewal assessment procedure will extend until at least the end of 2016. There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. If it is determined that the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions or restrictions. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories.

There is substantial risk that other regulators where we have not yet sought marketing authorization will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those applicable territories. In addition, we may not be able to maintain or obtain marketing authorizations in areas where such authorizations are contingent upon decisions of the EMA with respect to our marketing authorization in the EEA.

An inability to generate revenue from sales of Translarna for the treatment of nmDMD would have a material adverse effect on our business, financial performance and results of operations.

For additional information, see “Risk Factors Risks Related to Regulatory Approval of our Product and our Product Candidates” below.

We depend heavily on the success of our lead product, Translarna, which we are developing for nmDMD, nmCF, and other indications. All of our other product candidates, including those under our collaboration with Roche and the SMA Foundation, are still in early clinical or preclinical development. If we are unable to execute our commercial strategy for Translarna for the treatment of nmDMD in the European Economic Area, fail to receive regulatory approval in the United States and other territories, fail to obtain renewal of, or satisfy the conditions of our marketing authorization in the European Economic Area, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.

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

Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, including our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, the EMA’s questioning of the risk-benefit balance of Translarna for the treatment of nmDMD and the CHMP’s agreement to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice.

If we do not successfully renew and maintain our marketing authorization and commercialize Translarna in the EEA, or receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.

The success of Translarna will depend on a number of additional factors, including the following:

•                  the design of the clinical trial we have agreed to develop with scientific advice from the EMA and its advisors, including, but not limited to matters of size, duration and scope;

•                  whether the EMA and the European Commission determine that the risk-benefit balance of Translarna for the treatment of nmDMD supports renewal of our marketing authorization in the EEA, on the current approved label, or at all, and the timelines within which such determinations are made;

•                  whether, and within what timeframe, we are able to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, pursuant to the recently initiated formal dispute resolution process, or otherwise, and including whether we will be required to perform additional clinical and non-clinical trials or analyses, the costs of such trials or analyses, and whether such trials or analyses, if successful, may enable FDA review of a NDA submission and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

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

•                  the continued maintenance of, and satisfaction of the conditions and ongoing requirements under, the marketing authorization of Translarna for the treatment of nmDMD in the EEA;

•                  our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms;

•                  whether and when we obtain marketing authorization of Translarna in additional territories and for additional or expanded indications;

•                  successful negotiation of adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries which require such negotiation and in which we obtain regulatory approval;

•                  the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will continue to be able to access Translarna via a reimbursed importation pathway provided under German law and whether such pathway, if utilized, will minimize any access issues for German patients while maintaining a sustainable price;

•                  the timing and scope of commercial launches of Translarna in nmDMD;

•                  our ability to establish and maintain commercial manufacturing arrangements with third party manufacturers;

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

We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing. Prevalence estimates for rare diseases are typically provided in ranges due to the uncertainties associated with the methodologies used to derive estimates such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. We are launching the first therapy specifically aimed at DMD patients and in particular DMD patients with a nonsense mutation. Our experience to date suggests that there may be up to 7,000 nmDMD patients globally and that approximately 40% of such patients are qualified for treatment under our current product label in the EEA. Country specific epidemiology will continue to be refined and characterized over the coming years and we have determined that we are not able to provide or confirm prior prevalence estimates on a country or regional basis at this time. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence nonsense mutations and other factors. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.

There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. In addition, we believe that if the EMA’s CHMP does determine to issue a positive opinion in favor of renewing our annual marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD, designed with the scientific advice of the EMA. The CHMP has noted that this trial must be deemed feasible in the post-authorization setting. Enrolling a new clinical trial to evaluate Translarna for the treatment of nmDMD may further reduce the number of patients available for reimbursed treatment. If the EMA determines that the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions or restrictions. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program.

See “Risks Related to Regulatory Approval of our Product and our Product Candidates” below for further detail regarding conditional marketing authorizations in the EEA.

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

The primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, including our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, the EMA’s questioning of the risk-benefit balance of Translarna for the treatment of nmDMD and the CHMP’s agreement to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice.

If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials (including ACT DMD and related analyses) or otherwise view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

•                  be unable to successfully maintain or renew our current marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the risk-benefit balance of the authorization by the EMA;

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

•                  not be permitted to sell Translarna under some or any reimbursed EAP programs.

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

Our conclusions regarding the activity and potential efficacy of Translarna in nmDMD are primarily based on retrospective, subgroup and meta-analyses of the results of our Phase 2b and ACT DMD clinical trials of Translarna for the treatment of nmDMD. In addition, our conclusions regarding the activity and potential efficacy of Translarna in nmCF are primarily based on retrospective analyses of the results of our completed Phase 3 clinical trial of Translarna for nmCF. Other than with respect to certain of our meta-analyses, results of our analyses are expressed as nominal p-values, which are generally considered less reliable indicators of efficacy than adjusted p-values. In addition, retrospective analyses are generally considered less reliable than pre-specified analyses.

After determining that we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in our completed ACT DMD and Phase 2b clinical trials of Translarna for the treatment of nmDMD, we performed subgroup, retrospective, and meta-analyses that we believe demonstrate that Translarna provides a meaningful clinical benefit for the treatment of nmDMD. In addition, after determining that the primary efficacy endpoint did not achieve statistical significance in ACT DMD or our Phase 2b clinical trial of Translarna for the treatment of nmDMD and in our completed Phase 3 clinical trial of Translarna for nmCF, we performed retrospective and subgroup analyses that we believe provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials.

Although we believe that these additional analyses of the results of these trials were warranted, a retrospective analysis performed after unblinding trial results can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results.

Some of our favorable statistical data from these trials also are based on nominal p-values that reflect only one particular comparison when more than one comparison is possible. A p-value is called nominal if it is the result of one particular comparison prior to any pre-specified multiplicity adjustment, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed. For example, while the p-values for change from baseline at week 48 in the 6-minute walk test, or 6MWT, which we also refer to as 6-minute walk distance, or 6MWD, and each secondary end point timed function test in the pre-specified subgroup of ACT DMD patients with a baseline 300-400 meter 6MWD had p-values of less than 0.05, due to the sequential testing method, these p-values are considered nominal.

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

On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses had a negative impact on the FDA’s view of our interpretation of the results of our Phase 2b trial, ACT DMD and the totality of data from our clinical trials. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, whether pursuant to our recently initiated formal dispute resolution process or otherwise, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if successful, may enable FDA review of an NDA submission.

Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses has also had a negative impact on the EMA’s evaluation of our applications for continued marketing authorization for Translarna for the treatment of nmDMD, including delays in timing of the CHMP’s opinion with respect to the annual renewal of our marketing authorization and could negatively impact regulatory determinations by regulators in other territories. In connection with our ongoing dialogue with the EMA with respect to the renewal of our marketing authorization, the CHMP has agreed to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice. There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. If the EMA determines that the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna.

With respect to our nmCF program, our use of retrospective and subgroup analyses diminishes the likelihood that the EMA will approve our request of a variation to our marketing authorization for Translarna to include Translarna for nmCF on a conditional basis and, even if we successfully complete ACT CF, could negatively impact the evaluation by the EMA and the FDA of our anticipated applications for full marketing authorization for Translarna for nmCF.

If any of these events were to occur, they would negatively impact our anticipated revenue from Translarna and would materially harm our business, financial results and results of operations.

The results of ACT DMD and, even if successfully completed, the results of ACT CF, may not be sufficient for approval of Translarna for the applicable indication.

The primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to obtain or maintain marketing authorizations necessary to commercialize Translarna for the treatment of nmDMD in the United States, Europe and other territories, including our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, the EMA’s questioning of the risk-benefit balance of Translarna for the treatment of nmDMD and the CHMP’s agreement to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice.

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

We may not be able to initiate or continue clinical trials for our product candidates, including our confirmatory Phase 3 ACT CF clinical trial of Translarna or our Phase 2 proof-of-concept studies of Translarna in nmMPS I, nonsense mutation aniridia, or nonsense mutation Dravet syndrome/CDKL5, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment will also be a critical factor as we seek scientific advice from the EMA with respect to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients. Each of these indications are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases. In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to renewal pursuant to the annual EMA reassessment. We may not be successful in developing and receiving renewal of our marketing authorization or full regulatory authorization for such use and we may not receive regulatory approval for additional indications for Translarna or any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.

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

All of our revenue from sales of Translarna to date has been generated from countries other than the United States. We have operations in multiple European countries and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

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

For example, we face risks arising out of the potential uncertainty caused by the recent vote in the United Kingdom in favor of exiting the European Union, commonly referred to as Brexit. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and, in the event that such foreign exchange volatility were to continue, it could cause volatility in our quarterly financial results. In addition, if the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new regulatory costs and challenges.

In addition, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets and we anticipate that Translarna will become available to new emerging markets during 2016. Some countries within emerging markets may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on health care, including Brazil. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.

In addition, in some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including Tranlarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of Duchenne muscular dystrophy. Other currently available treatments for Duchenne muscular dystrophy are only palliative. However, other biopharmaceutical companies are developing treatments for Duchenne muscular dystrophy, including palliative treatments (Marathon Pharmaceuticals and Santhera Pharmaceuticals) and treatments addressing the underlying cause of disease for different mutations in the DMD gene (Sarepta Therapeutics and Daiichi Sankyo).

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products to manage the symptoms and side effects of cystic fibrosis. These products include Novartis Pharmaceuticals Corporation’s TOBI, Gilead Sciences, Inc.’s Cayston, and Genentech, Inc.’s Pulmozyme. Although there are currently no marketed products approved to treat the underlying cause of nmCF, Vertex Pharmaceuticals’ drugs Kalydeco and Orkambi are approved by the FDA and in other territories as a treatment for cystic fibrosis caused by other mutations in the CFTR gene, not nonsense mutations. Vertex and other companies are developing other product candidates to treat cystic fibrosis for defined mutations or for all patients. We believe that Translarna is the only product candidate in clinical trials that is designed to treat the underlying cause of nmCF by restoring CFTR activity.

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

The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the EEA, require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing authorization.

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

We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed EAP programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we continue commercializing Translarna or as and when we begin commercializing any other product candidate that receives marketing authorization. The cost of insurance coverage is highly variable, based on a wide range of factors, and is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.

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

We have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, including GEMS and our alternative splicing technology, which we use in the discovery of these molecules, to date we have only been granted marketing authorization to treat nmDMD under a restricted label, and subject to the fulfillment of certain conditions and ongoing renewal requirements, in the EEA. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorization for nmDMD and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our Translarna MAA. Following the decision of the EMA to release such documentation with only minimal redactions we have initiated litigation before the General Court of the European Union to prevent disclosure of this information, and in July 2016, the Court took the interim measure of ordering the EMA to not release our documents until the substantive case has been decided (by the General Court or in possible appeal proceedings). While we expect to continue to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful in the aforementioned litigation or in any future challenge that may be raised and we may not ultimately be successful in preventing disclosure of the data in our MAA.

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

Risks Related to Regulatory Approval of our Product and our Product Candidates

There is substantial risk that we will not be successful in our appeal of the Refuse to File letter we received from the FDA regarding our NDA for Translarna for the treatment of nmDMD and, by determining to pursue the formal dispute resolution process with the FDA, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired.

On July 25, 2016, we announced that we are appealing the FDA’s decision to issue a Refuse to File letter with respect to our NDA for Translarna for the treatment of nmDMD via the formal dispute resolution process within the FDA’s Center for Drug Evaluation and Research. We expect that our efforts to resolve the matters set forth in the Refuse to File letter, whether pursuant to this formal dispute resolution process or otherwise, will be time-consuming and may be expensive, and there is significant risk that the FDA will not reverse its Refuse to File decision and review of our NDA for Translarna for nmDMD in a timely fashion, or at all. For example, we filed a formal dispute resolution request with the FDA in connection with the agency’s refuse to file our NDA submitted for approval of Translarna for the treatment of nmDMD that was based on our Phase 2b data. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2011 NDA. In the current Refuse to File letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.

Even if we are successful in reversing the Refuse to File decision, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical and non-clinical trials or analyses at significant cost which, if we if are able to enroll and fund and if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S. Furthermore, by determining to pursue formal dispute resolution, we have postponed other strategic pathways, such as requesting that our NDA be filed over protest with the FDA, commencing direct litigation, or discussing the design of a new clinical trial with the FDA. Such alternative strategies may have proven to be more effective in achieving our ultimate goal of approval for Translarna for the treatment of nmDMD in the United States. We will not be able to commercialize Translarna for nmDMD in the United States until we have obtained regulatory approval from the FDA. Delays in obtaining such approval will materially impair our ability to generate revenue from Translarna for the treatment of nmDMD.

For additional information on ACT DMD, please review the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”

Our marketing authorization in the EEA requires annual renewal by the European Commission, which, as of the date of this filing, has not been granted, and there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, on the current label, or at all, and, even if the European Commission grants renewal of our marketing authorization, such renewal will likely be conditioned upon the results of a not yet designed trial for Translarna for the treatment of nmDMD, which will likely result in significant expense and uncertainty for us. If we are not able to obtain renewal of our marketing authorization, we will not be able to continue to commercialize Translarna for nmDMD and our ability to generate revenue will be materially impaired.

We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization and our ability to implement measures, including pharmacovigilance plans, that are detailed in the risk management plan, and, when granted, was further conditioned upon our submission of the final clinical study report, including additional efficacy and safety data, from ACT DMD. We submitted the ACT DMD report to the EMA in January 2016 as a type II variation request, which sought to have the specific condition to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA.

For additional information regarding risks related to the results of ACT DMD, including our interactions with the EMA with respect to the ACT DMD report, see the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”

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

We had previously anticipated that the CHMP would issue an opinion with respect to our type II variation and annual renewal submissions requests related to marketing authorization continuation by mid-2016. As of the date of this filing, the CHMP has not issued an opinion with respect to the renewal of our marketing authorization and we expect that the marketing authorization renewal assessment procedure will extend until at least the end of 2016. While the EMA has not formally declined our type II variation request for full approval of our marketing authorization, we believe that it is unlikely that the EMA will recommend in favor of issuing us a marketing authorization that is not subject to an ongoing annual renewal requirement.

As part of this CHMP review process, we received requests for supplementary information, including a request classified as a major objection related to the CHMP’s questioning of the risk-benefit profile of Translarna. We also recently received an additional request for supplemental information from the CHMP, including a request classified as a major objection that directs us to submit an adequate proposal for a clinical trial which will be able to demonstrate in a nmDMD patient population a robust and clinically meaningful effect of Translarna which confirms the positive risk-benefit ratio of Translarna and addresses outstanding uncertainties about efficacy. The CHMP has noted that this trial must be deemed feasible in the post-authorization setting. In addition, the CHMP expressed an interest for further confirmation of the primary pharmacology of Translarna as part of this request. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization.

We are in the process of preparing our responses to the CHMP’s requests and we expect to seek scientific advice from the EMA in connection with our design of a clinical trial protocol. There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. We believe that if the CHMP determines to issue a positive opinion in favor of renewing our annual marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material ongoing costs related to the development of such a trial in the short-term, as well as the implementation of the trial in the longer term.

The EMA may also impose other new conditions to our marketing authorization, and may make other recommendations, including new label restrictions or the withdrawal of the marketing authorization. In addition, the EMA could determine that the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization. In such an event, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials or the imposition of other conditions or restrictions. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial results and operations.

If we are not able to comply with local regulations for our product or product candidates, we will not be able to obtain or maintain product approvals and commercialize our product or product candidates, and our ability to generate revenue will be materially impaired.

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

As noted in the foregoing risk factors, we may not receive necessary approvals from the FDA, the EMA, or other regulators to further commercialize Translarna for nmDMD or to commercialize Translarna for any other indication or commercialize any product candidate in any market.

We have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates, other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the risk-benefit balance of the authorization by the EMA and satisfaction of any conditions that may be imposed by the EMA, and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval). We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. There is substantial risk that regulators in other territories will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those territories.

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

We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing authorization. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization in the EEA is subject to annual renewal pursuant to the EMA reassessment process, which, as of the time of this filing, has not been granted. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution. For additional information with respect to the risks related to renewal of our marketing authorization in the EEA, see the foregoing risk factor titled “Our marketing authorization in the EEA requires annual renewal by the European Commission, which, as of the date of this filing, has not been granted, and there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, on the current label, or at all, and, even if the European Commission grants renewal of our marketing authorization, such renewal will likely be conditioned upon the results of a not yet designed trial for Translarna for the treatment of nmDMD, which will likely result in significant expense and uncertainty for us. If we are not able to obtain renewal of our marketing authorization, we will not be able to continue to commercialize Translarna for nmDMD and our ability to generate revenue will be materially impaired.”

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

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries, we have only received both pricing and reimbursement approval in on terms that are acceptable to us in a very limited number of countries.

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

For example, based on unsustainable economics imposed by the arbitration board in Germany upon the recent conclusion of an arbitration process with us and the German Federal Association of the Statutory Health Insurances (GKV-Spitzenverband), we delisted Translarna from the German pharmacy ordering system, effective April 1, 2016. Under these circumstances, patients and healthcare professionals in Germany have been able to access Translarna through a reimbursed importation pathway possible under German law, however, there can be no assurance that all of such patients will be successful in such an endeavor or, if initially successful, that any or all will continue to be successful. While we were permitted under local law to sell product on a commercial basis for the one-year period commenced December 2014 while market access discussions were held, we were and continue to be required to reimburse payors in Germany the difference between the commercial price of Translarna and the price established by the arbitration board in Germany for sales made in Germany since December 2015, other than sales made pursuant to the reimbursed importation pathway.

Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, we have been engaged in market access discussions with National Health Services (NHS) England since 2014. During the fourth quarter of 2014, NHS England determined to reconsider how it assesses certain new treatments and postponed certain pricing and reimbursement meetings, including meetings related to Translarna, and in July 2015 determined that final funding decisions on Translarna for nmDMD would be made after the conclusion of a specialized appraisal process by the National Institute for Health and Care Excellence, or NICE. In July 2016, NICE issued final guidance recommending Translarna for nmDMD patients within the EMA-approval label when used in connection with a five-year managed access agreement entered into by PTC, NICE, NHS England as well as the NorthStar clinical network and the patient organisations Muscular Dystrophy UK and Action Duchenne. The managed access agreement establishes the clinical details surrounding the use of Translarna, including the terms and conditions of a confidential financial arrangement and the collection of further data on the efficacy of Translarna for the treatment of nmDMD over a five-year period with NICE guidance to be reviewed again at the end of that period, before future funding decisions are taken.

In addition, adverse clinical and regulatory developments may exacerbate these risks, including the developments noted in the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we recently received a Refuse to File letter from the FDA for our NDA submitted with data from this trial, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that regulators in addition to the FDA, such as the EMA or other regulators, will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”

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

In August 2015, we incurred indebtedness in the amount of $150.0 million in aggregate principal with additional accrued interest under the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2016. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•                  any developments related to our ability or inability to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, including the outcome of our appeal of the Refuse to File and whether we will be required to complete any additional clinical and non-clinical trials or analyses;

•                  whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all;

•                  any developments related to any clinical trial for Translarna for the treatment of nmDMD that may be developed with input from the EMA, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or nonclinical trial that may be required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended June 30, 2016, we issued options to purchase an aggregate of 26,000 shares of common stock to certain new hire employees at a weighted-average exercise price of $8.29 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: August 4, 2016	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Consulting Services Agreement between PTC Therapeutics, Inc. and Spiegel Consulting LLC, dated April 22, 2016  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 27, 2016)

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