Form 10-Q
period 2016-09-30
PTC THERAPEUTICS, INC.
filed 2016-11-03
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016 there were 34,318,169 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

·
our ability to resolve the matters set forth in the Refuse to File letter we received from the United States Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, including whether continuation of our appeal under the formal dispute resolution process with the FDA results in successful reversal of the Refuse to File decision in a timely manner, or ever, and in the event that the Refuse to File decision is reversed, whether such reversal results in a timely or successful review of our NDA, and whether we will be required to perform additional clinical and non-clinical trials or analyses at significant cost and whether such trials, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

·
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

·
the nature of any conditions or restrictions or additional obligations, in addition to a potential new clinical trial in nmDMD, that may be placed on any renewal of the marketing authorization by the European Commission in the event that the CHMP issues a positive opinion with respect to renewal;

·
our ability to design an acceptable new clinical trial in nmDMD with input from the EMA, including with respect to matters of scope, length, and conduct and, if successfully designed, our ability to enroll, fund, and complete such trial;

·
our ability to commercialize Translarna in general and, specifically, as a treatment for nmDMD, including the timing of such commercialization and our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we have or may obtain regulatory approval;

·	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

·	our estimates regarding the potential market opportunity for Translarna, including, in general, the size of eligible patient populations and our ability to identify such patients;

·
our regulatory submissions, including with respect to timing and outcome of regulatory review and determinations in connection with our submission with the EMA related to a variation to our marketing authorization to include Translarna as a treatment for nonsense mutation cystic fibrosis, or nmCF, as well as our other submissions with regulatory bodies outside of the EEA;

·
our estimates regarding expenses, future revenues, third party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;

·
the timing and conduct of our ongoing, planned and potential future clinical trials and studies of Translarna for the treatment of nmCF, nmDMD, mucopolysaccharidosis type I, or MPS I, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

·	the rate and degree of market acceptance and clinical utility of Translarna;

·
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

·
the timing of and our ability to obtain additional marketing authorizations for Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

·
our ability to maintain the current label under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD, whether pursuant to our recently initiated Phase 2 study of Translarna for nmDMD in pediatric patients, or otherwise;

·	the timing and scope of our commercial infrastructure expansion, including the growth of our international presence in Europe and in other territories;

·
the potential receipt of revenues from future sales of Translarna and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD and the impact a potential new clinical trial in nmDMD may have on our revenue growth;

·
our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver Translarna in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

·	our ability to establish and maintain arrangements for the manufacture of Translarna and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

·	our plans to pursue development of Translarna for additional indications other than nmDMD, nmCF, MPS I, aniridia, and Dravet/CDKL5, caused by nonsense mutations;

·	our ability to advance our earlier stage programs, including our cancer stem cell program;

·	our plans to pursue research and development of other product candidates;

·	the potential advantages of Translarna;

·	our intellectual property position;

·	the impact of government laws and regulations;

·	our competitive position; and

·
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$50,286	$58,022
Marketable securities	198,052	280,903
Prepaid expenses and other current assets	4,860	5,930
Trade receivables, net	27,409	11,094
Total current assets	280,607	355,949
Fixed assets, net	7,059	8,974
Deposits and other assets	511	358
Total assets	$288,177	$365,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$47,759	$45,247
Deferred revenue	910	139
Other current liabilities	257	—
Total current liabilities	48,926	45,386
Long-term debt	96,559	91,848
Other long-term liabilities	2,515	2,046
Total liabilities	148,000	139,280

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 34,165,519 shares at September 30, 2016. Authorized 125,000,000 shares; issued and outstanding 33,916,559 shares at December 31, 2015	34	34
Additional paid-in capital	847,700	820,165
Accumulated other comprehensive income (loss)	756	(1,200)
Accumulated deficit	(708,313)	(592,998)
Total stockholders’ equity	140,177	226,001
Total liabilities and stockholders’ equity	$288,177	$365,281

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net product revenue	$22,013	$9,772	$56,328	$21,002
Collaboration and grant revenue	973	4	1,186	3,030
Total revenues	22,986	9,776	57,514	24,032
Operating expenses:
Research and development	31,396	30,640	91,622	86,768
Selling, general and administrative	23,654	21,368	72,958	56,193
Total operating expenses	55,050	52,008	164,580	142,961
Loss from operations	(32,064)	(42,232)	(107,066)	(118,929)
Interest (expense) income, net	(2,133)	(852)	(6,149)	170
Other expense, net	(786)	(51)	(1,893)	(507)
Loss before income tax expense	(34,983)	(43,135)	(115,108)	(119,266)
Income tax expense	(184)	(88)	(206)	(233)
Net loss attributable to common stockholders	$(35,167)	$(43,223)	$(115,314)	$(119,499)

Weighted-average shares outstanding:
Basic and diluted (in shares)	34,088,741	33,908,853	34,002,952	33,528,833
Net loss per share—basic and diluted (in dollars per share)	$(1.03)	$(1.27)	$(3.39)	$(3.56)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(35,167)	$(43,223)	$(115,314)	$(119,499)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax	(189)	(483)	429	(582)
Foreign currency translation gain (loss)	60	(149)	1,527	192
Comprehensive loss	$(35,296)	$(43,855)	$(113,358)	$(119,889)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(115,314)	$(119,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,477	2,079
Change in valuation of warrant liability	44	(152)
Non-cash interest expense	4,487	736
Amortization of premiums on investments	1,610	1,319
Amortization of debt issuance costs	224	37
Share-based compensation expense	26,610	26,130
Benefit for deferred income taxes	(222)	—
Unrealized foreign currency transaction losses, net	1,401	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,095	(748)
Trade receivables, net	(16,035)	(3,582)
Deposits and other assets	(154)	183
Accounts payable and accrued expenses	2,080	2,871
Other long-term liabilities	682	(69)
Deferred revenue	768	(3,310)
Net cash used in operating activities	(90,247)	(94,005)
Cash flows from investing activities
Purchases of fixed assets	(540)	(1,764)
Purchases of marketable securities	(73,692)	(134,299)
Sale and redemption of marketable securities	155,582	167,082
Net cash provided by investing activities	81,350	31,019
Cash flows from financing activities
Proceeds from exercise of options	926	8,689
Debt issuance costs related to convertible notes	—	(4,650)
Proceeds from issuance of convertible notes	—	150,000
Net cash provided by financing activities	926	154,039
Effect of exchange rate changes on cash	235	(89)
Net (decrease) increase in cash and cash equivalents	(7,736)	90,964
Cash and cash equivalents, beginning of period	58,022	49,748
Cash and cash equivalents, end of period	$50,286	$140,712
Supplemental disclosure of cash information
Cash paid for interest	$4,513	$—
Cash paid for income taxes	$633	$—
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities, net of tax	$429	$(582)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016
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

PTC’s lead product candidate is ataluren, an investigational new drug in the United States, for the treatment of patients with genetic disorders that arise from a type of genetic mutation known as a nonsense mutation. The Company holds worldwide commercialization rights to ataluren for all indications in all territories. The brand name of ataluren is TranslarnaTM.

The Company received conditional marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk-benefit balance of the authorization, or the annual EMA reassessment, as well as the Company’s satisfaction of any conditions and obligations that have been or may be placed upon the marketing authorization. The Company expects that the EMA's Committee for Medicinal Products for Human Use, or CHMP, will adopt an opinion as to whether to renew the Company's marketing authorization by the end of 2016. During 2016, the Company’s revenues have been, and are expected to be, primarily generated from sales of Translarna for the treatment of nmDMD in countries in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where the Company is permitted to distribute Translarna under reimbursed early access programs, or EAPs. If the Company's marketing authorization in the EEA is not renewed, or the product label applicable to the marketing authorization is materially restricted, the Company would lose all, or a significant portion of, its ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of September 30, 2016, the Company had an accumulated deficit of approximately $708.3 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

2.	Summary of significant accounting policies

The Company’s complete listing of significant accounting policies are described in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016 (2015 Form 10-K).

Basis of Presentation

The accompanying financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2015 and notes thereto included in the 2015 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company’s research and development expenses, stock-based compensation, valuation procedures for the convertible notes, allowance for doubtful accounts and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Inventories and cost of product revenue

In 2014, the Company was notified that the European Commission, or EC, granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the EC following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which the Company refers to as the annual EMA reassessment. The authorization was further conditioned on the Company’s submission of the final report, including additional efficacy and safety data, from ACT DMD and the Company’s ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, the Company submitted the final ACT DMD report to the EMA. The Company made this submission as a type II variation request that sought to have this initial condition to its marketing authorization removed and a full marketing authorization granted. In February 2016, the Company also submitted a marketing authorization renewal request with the EMA. The annual EMA reassessment process related to the Company's 2016 marketing authorization request is still ongoing and, as of the time of this filing, renewal has not been granted. The Company expects that the EMA's CHMP will adopt an opinion as to whether to renew the Company's marketing authorization for Translarna for the treatment of nmDMD by the end of 2016. Pursuant to applicable regulations, the Company expects that its current marketing authorization status (which was last renewed by the European Commission in the third quarter of 2015) will remain valid while the 2016 annual EMA reassessment is ongoing and until it is concluded with an opinion from the European Commission with respect to renewal of the marketing authorization.

In the event that the Company's marketing authorization renewal request is granted, the Company plans to seek to renew the marketing authorization on an annual basis until any further obligations or conditions that may be placed by the EC on the marketing authorization have been fulfilled and the approval is converted from a conditional approval into a full approval. If the Company fails to satisfy such further obligations or conditions, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the EC could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

There continues to be substantial risk that regulators could suspend or not renew the Company’s marketing authorization in the future. As such, as of the date of this filing, the Company has not capitalized inventory given the near-term uncertainty with respect to the long-term utilization of Translarna finished product for commercial use. Had the Company capitalized as inventory all of the its Translarna product that is available for commercial sale on hand as of September 30, 2016, the value of that inventory would have been approximately $1.3 million. In addition, had the Company expensed the cost of Translarna product sold as a cost of sales, the gross profit margin would have been greater than 90%, which the Company believes is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry. The Company will continue to assess the appropriateness of inventory capitalization based on the outcome of applicable regulatory determinations, including the pending CHMP opinion regarding the potential annual renewal of our marketing authorization in the EEA, which is expected to be issued in 2016 and followed by ratification by the EC in early 2017. In the event the CHMP issues a positive opinion regarding renewal of the marketing authorization, and the EC ratifies such determination, the Company would expect to capitalize inventory and commence the expensing of cost of goods sold.

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

The Company has recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of the Company’s third-party partner distributors. The Company’s third-party partner distributors act as intermediaries between the Company and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer.

The Company records revenue net of estimated third-party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

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

The Company evaluates all contingent consideration earned, such as a milestone payment, using the criteria as provided by FASB ASC 605-28, Revenue Recognition—Milestone Method. At the inception of a collaboration arrangement, the Company evaluates if a milestone payment is substantive. The criteria requires that (1) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered a substantive milestone and will be recognized as revenue in the period that the milestone is achieved. The Company recognizes royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting.

The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.4 million as of September 30, 2016 and $0 as of December 31, 2015.

Recently issued accounting standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 will eliminate transaction- and industry-specific revenue recognition guidance under current

GAAP and replace it with a principle-based approach for determining revenue recognition. ASU No. 2014-9 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. With the issuance of ASU No. 2016-8 in March 2016 and ASU No. 2016-10 in April 2016, the FASB further amended guidance on recording revenue on a gross versus a net basis and on identifying performance obligations and licensing, respectively.  The Company expects to adopt this guidance when effective and continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and accompanying notes.

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

In April 2015, the FASB issued ASU No. 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs topic of the Codification”. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. The Company adopted the guidance on January 1, 2016 on a retrospective basis and reclassed $2.8 million from “Deposits and other assets” to “Long-term debt” on the balance sheet as of December 31, 2015. The Company’s unamortized debt issuance cost at September 30, 2016 was $2.5 million which is included within “Long-term debt” on the consolidated balance sheet.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company’s deferred tax assets is provided with full valuation allowance as of September 30, 2016. As such, the Company does not expect that this standard will have a significant impact upon adoption.

In January 2016, the FASB issued ASU No. 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. ASU 2016-1 is effective for years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-1 will have on its consolidated financial statements and accompanying notes.

In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)”. This standard will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-2 will have on its consolidated financial statements and accompanying notes.

In March 2016, the FASB issued ASU No. 2016-9, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years, with early adoption permitted but only if all of the guidance is adopted in the same period. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-9 will have on its consolidated financial statements and accompanying notes.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain
Cash Receipts and Cash Payments”. This standard clarifies the presentation of certain specific cash flow issues in the Statement of cash flows. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

·	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the balance sheet date.

·
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

·
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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$198,052	$—	$198,052	$—
Warrant liability	$4	$—	$—	$4
Stock appreciation rights liability	$838	$—	$—	$838

	December 31, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$280,903	$—	$280,903	$—
Warrant Liability	$48	$—	$—	$48
Stock appreciation rights liability	$—	$—	$—	$—

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended September 30, 2016 and December 31, 2015.

The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$17,935	$53	$—	$17,988
Corporate debt securities	166,119	110	(109)	166,120
Government obligations	13,936	8	—	13,944
	$197,990	$171	$(109)	$198,052

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$26,877	$80	$—	$26,957
Corporate debt securities	226,959	—	(640)	226,319
Government obligations	27,656	3	(32)	27,627
	$281,492	$83	$(672)	$280,903

At September 30, 2016 and December 31, 2015, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of September 30, 2016 and December 31, 2015, the Company did not have any realized gains/losses from the sale of marketable securities.

Marketable securities on the balance sheet at September 30, 2016 and December 31, 2015 mature as follows:

	September 30, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$17,988	$—
Corporate debt securities	132,009	34,111
Government obligations	13,944	—
Total Marketable securities	$163,941	$34,111

	December 31, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,957	$—
Corporate debt securities	140,831	85,488
Government obligations	18,994	8,633
Total Marketable securities	$186,782	$94,121

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended September 30, 2016:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2015	$48	$—
Change in fair value	(44)	838
Ending balance as of September 30, 2016	$4	$838

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2016 include (i) volatility (68%—75%), (ii) risk free interest rate (0.52%—0.88%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($14.01), and (v) expected life (0.71—2.98 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2015 include (i) volatility (62%-70%), (ii) risk free interest rate (0.86%—1.54%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($32.40), and (v) expected life (1.50—3.70 years).

Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of September 30, 2016 include (i) volatility (69%—75%), (ii) risk free interest rate (0.29%—0.88%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($14.01), and (v) expected life (0.26—3.26 years).

4.	Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and nine months ended September 30, 2016:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at June 30, 2016	$29	$856	$885
Other comprehensive (loss) income before reclassifications	(189)	60	(129)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive (loss) income	(189)	60	(129)
Balance at September 30, 2016	$(160)	$916	$756

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2015	$(589)	$(611)	$(1,200)
Other comprehensive income before reclassifications	429	1,527	1,956
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	429	1,527	1,956
Balance at September 30, 2016	$(160)	$916	$756

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Employee compensation, benefits, and related accruals	$8,898	$11,187
Consulting and contracted research	13,336	13,753
Professional fees	1,679	2,523
Accounts payable	19,238	11,940
Accrued severance	231	—
Other	4,377	5,844
	$47,759	$45,247

6.	Warrants

All of the Company’s outstanding warrants were classified as liabilities as of September 30, 2016 and December 31, 2015 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of September 30, 2016 and December 31, 2015:

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

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Numerator
Net loss	$(35,167)		$(43,223)		$(115,314)		$(119,499)
Denominator
Denominator for basic and diluted net loss per share	34,088,741		33,908,853		34,002,952		33,528,833
Net loss per share:
Basic and diluted	$(1.03)	*	$(1.27)	*	$(3.39)	*	$(3.56)	*

*In the three and nine months ended September 30, 2016 and 2015, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2016	2015
Stock Options	5,832,166	4,788,264
Unvested restricted stock awards and units	272,579	353,135
Total	6,104,745	5,141,399

8.	Stock award plan

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of September 30, 2016, awards for 345,719 shares of common stock are available for issuance.

From January 1, 2016 through September 30, 2016, the Company issued a total of 1,440,445 stock options to various employees.  Of those, 116,000 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2015	4,826,477	$37.20
Granted	1,440,445	$28.55
Exercised	(85,325)	$10.85
Forfeited/Cancelled	(349,431)	$46.77
Outstanding at September 30, 2016	5,832,166	$35.03	8.01 years	$4,132
Vested or Expected to vest at September 30, 2016	3,032,483	$35.79	8.50 years	$1,200
Exercisable at September 30, 2016	2,613,982	$34.08	7.38 years	$2,867

The fair value of grants made in the nine months ended September 30, 2016 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2016
Risk-free interest rate	1.30% — 2.24%
Expected volatility	67%—78%
Expected term	5.05– 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2016 was $17.67 per share.

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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2016	344,335	$10.85
Granted	141,185	$30.86
Vested	(163,635)	$10.85
Forfeited	(49,306)	$18.69
Unvested at September 30, 2016	272,579	$19.80

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending September 30, 2016, the Company recorded $0.8 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending September 30, 2016 , the Company recorded $0.1 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$4,319	$3,828	$12,734	$12,452
Selling, general and administrative	4,640	4,226	13,876	13,678
Total	$8,959	$8,054	$26,610	$26,130

As of September 30, 2016 there was approximately $70.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.32 years.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:

·                  during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

·                  during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

·                  during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

·                  upon the occurrence of specified corporate events

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

The Convertible Notes consist of the following:

Liability component	September 30, 2016	December 31, 2015
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,536)	(2,760)
Less: Debt discount, net(1)	(50,905)	(55,392)
Net carrying amount	$96,559	$91,848

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $89.2 million as of September 30, 2016. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of September 30, 2016, the remaining contractual life of the Convertible Notes is approximately 5.9 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$1,131	$584	$3,372	$584
Amortization of debt issuance costs	77	37	224	37
Amortization of debt discount	1,546	736	4,487	736
Total	$2,754	$1,357	$8,083	$1,357
Effective interest rate of the liability component	11%	11%	11%	11%

10.	Restructuring

In March 2016, the Company commenced implementation of a reorganization of its operations intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The Company completed its reorganization in June 2016 and recorded a one-time charge of $2.5 million for the nine month period ended September 30, 2016. The total $2.5 million in one-time charges is related to work-force reduction, recorded in research and development and selling, general and administrative expenses in the accompanying statement of operations.

	Balance as of June 30, 2016	Expenses, net	Cash	Balance as of September 30, 2016
2016 workforce reduction	$995	$33	$(797)	$231

11.	Commitments and contingencies

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

During the quarter ended September 30, 2016, we recognized $22.0 million in sales of TranslarnaTM (ataluren), our lead product, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Translarna is currently available in over 20 countries on a commercial basis or through a reimbursed early access program, or EAP. Translarna is an investigational new drug in the United States, or U.S. We hold worldwide commercialization rights to Translarna for all indications in all territories.

Corporate Updates

Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy

United States. In October 2016, the Office of Drug Evaluation I of the U.S. Food and Drug Administration, or FDA, denied our first appeal of the Refuse to File letter issued by the FDA’s Division of Neurological Products, or DNP, on February 22, 2016 regarding our New Drug Application, or NDA, for Translarna for the treatment of nmDMD.

We intend to escalate the appeal to the next supervisory level of the FDA. We anticipate that multiple cycles of appeal to progressively higher levels of the FDA may be required before resolution of this matter is achieved under the formal dispute resolution process. We currently expect that final conclusion of the appeal process could occur in the first half of 2017, subject to any determination we may make to pursue an alternate regulatory strategy for advancing the potential approval of Translarna for the treatment of nmDMD in the United States.

Our planned continuing appeal of the DNP’s refusal to review our NDA is being conducted in accordance with the formal dispute resolution process that exists within the FDA’s Center for Drug Evaluation and Research. The formal dispute resolution process exists to encourage open, prompt discussion of scientific and procedural disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA.

There is substantial risk, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the FDA, pursuant to the ongoing formal dispute resolution process or otherwise, that the agency will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we may be required to perform additional clinical and non-clinical trials or complete additional analyses in order to enable FDA review of an NDA submission. Any such requirement for additional trials prior to approval, or otherwise, would result in significant additional costs and would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever.

For important information with respect to risks related to our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the U.S., see “Item 1A. Risk Factors,” including the risk factor titled, “The FDA denied our first appeal of the Refuse to File letter we received from the agency regarding our NDA for Translarna for the treatment of nmDMD, there is substantial risk that we will not be successful in further appeals of the Refuse to File letter to progressively higher levels of the FDA, and by determining to continue to pursue our appeal under the formal dispute resolution process with the FDA, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired.”

European Economic Area. We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk-benefit balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations placed upon the marketing authorization.

In fulfillment of an initial condition to our marketing authorization, in January 2016 we submitted the final clinical study report from our Phase 3 ACT DMD trial to the EMA. We made this submission as a type II variation request that sought to have this initial condition to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA. As of the time of this filing, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, has not issued an opinion with respect to our 2016 request for annual marketing authorization renewal and the annual EMA reassessment process remains ongoing. While the EMA has not formally declined our type II variation request for full approval of our marketing authorization, we believe that it is unlikely that the EMA will recommend in favor of this request.

Over the last several months, we have been engaged in constructive discussions with the CHMP regarding our requests for continuation of the marketing authorization, including participation in an advice procedure and meeting with the Scientific Advice Working Party, a Scientific Advisory Group meeting, and an oral explanation meeting with the CHMP, during the second half of 2016.

Following conclusion of our October 2016 oral explanation meeting, the CHMP issued a request for supplemental information, or RSI, including a request classified as a major objection. As with prior RSIs we received during the marketing authorization renewal and variation request process, the major objection relates to the efficacy and overall risk-benefit profile of Translarna as well as the design and conduct of an additional clinical trial that would provide comprehensive clinical data. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization.

We have submitted our responses to the RSI and anticipate that we will participate in further interactions with the CHMP this year. The extended duration of this renewal cycle and some of the recent feedback we have received as part of the annual EMA reassessment process have introduced a greater degree of uncertainty as to whether we will receive a positive opinion from the CHMP.

We continue to believe that if the CHMP issues a positive opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. However, the CHMP may issue a negative opinion against renewal of the marketing authorization on the basis that, in the committee’s view, the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially. In such an event the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna.

Even if the CHMP determines to issue a positive opinion, the EMA may impose other new conditions to our marketing authorization (in addition to the potential clinical trial described above) and may make other recommendations, including new label restrictions. In the event that we do secure annual renewal of the marketing authorization, the EMA could nevertheless later determine that we have not complied, or are unable to comply, with any conditions that have been or may be placed on the marketing authorization, which again could result in the withdrawal of our marketing authorization or other outcome that would have a materially adverse effect on our business.

In the event that the EMA, through the CHMP, determines to issue a negative opinion to the European Commission recommending the withdrawal or refusal to renew Translarna’s marketing authorization, we would have the right to request a re-examination of the CHMP recommendation no later than 15 days after receipt of the CHMP opinion. The appeal procedure would allow us 60 days to submit grounds for appeal and the CHMP would then have 60 days to consider a revision of its initial opinion. We expect that our current marketing authorization would remain valid during any such appeal process. If an appeal is unsuccessful, we could resubmit a new application for marketing authorization in the EEA at a later date.

If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories.

The RSI also includes requests categorized as other concerns, which do not rise to the level of a major objection, and are generally associated with long-term risk and labeling matters as well as the primary pharmacology of Translarna. For example, as previously disclosed, changes in blood pressure and lipid profile were observed in a proportion of the Translarna-treated patients in ACT DMD. While the CHMP notes in its assessment report that the safety profile of Translarna could be considered acceptable, it further notes that Translarna is intended to be used chronically in boys with nmDMD who typically already have compromised cardiac function and are also being treated with corticosteroids that generally leads to increased blood pressure and lipid changes. As a result, we have been asked to discuss these topics in our Risk Management Plan and to propose relevant pharmacovigilance activities to collect further data regarding potential long term cardiovascular effects. The current warnings and precautions section of our approved Summary of Product Characteristics, or product label for Translarna, already notes that lipid levels and blood pressure should be monitored on a regular basis.

We anticipate that an opinion regarding our marketing authorization renewal request will be adopted by the CHMP before the end of 2016. We expect that, pursuant to applicable regulations and as confirmed in writing by the EMA, our current marketing authorization status (which was last renewed by the European Commission in the third quarter of 2015) will remain valid while the annual EMA reassessment is ongoing and until it is concluded with an opinion from the European Commission with respect to renewal of our marketing authorization.

For additional information regarding the risks related to the renewal of our marketing authorization in the EEA, see “Item 1A. Risk Factors,” including the risk factor titled, “Our marketing authorization in the EEA requires annual renewal by the European Commission, which, as of the date of this filing, has not been granted, and there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, on the current label, or at all, and, even if the European Commission grants renewal of our marketing authorization, such renewal will likely be conditioned upon the results of a not yet designed trial for Translarna for the treatment of nmDMD, which will likely result in significant expense and uncertainty for us.  If we are not able to obtain renewal of our marketing authorization, we will not be able to continue to commercialize Translarna for nmDMD and our ability to generate revenue will be materially impaired.”

Phase 2 Pediatric Study. As part of our ongoing commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s label to younger patients, we initiated a Phase 2 pediatric clinical study of Translarna for the treatment of nmDMD in patients two to five years of age in June 2016. This Phase 2, open-label, multiple-dose study will evaluate the safety and pharmacokinetics of Translarna in pediatric patients and is ongoing.

Other territories. In March 2016, we withdrew our New Drug Submission, or NDS, with Health Canada for Translarna for nmDMD. We currently plan to resubmit the NDS with the results of the ACT DMD trial in 2017, subject to the outcome of the regulatory matters described above. Many territories outside of the EEA reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. For example, while Translarna received marketing authorization for the treatment of nmDMD in Israel in August 2015 and South Korea in December 2015, maintenance of marketing authorization in these countries will depend on the renewal and approval by the EMA for Translarna in the EEA. In the event that the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the EEA, we may not be able to maintain our marketing authorizations in these other territories.

Early Access Programs. We have been making Translarna for the treatment of nmDMD available through reimbursed early access programs, or EAP programs, in selected countries where funded named patient or cohort programs exist, both within the EEA and in other territories. All of these programs are supported by the EMA’s assessment of Translarna and our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia, Cyprus, France, Greece, Israel, Italy, Kuwait, Portugal, Spain, Sweden, Switzerland, and Turkey.

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

During the third quarter of 2016, Translarna became available to patients in England following the issuance of final guidance by the National Institute for Health and Care Excellence, or NICE, recommending Translarna for nmDMD patients within the EMA-approval label when used in connection with a five-year managed access agreement. The managed access agreement between us, NICE, NHS England and other interested parties establishes the clinical and commercial details surrounding the use of Translarna in England, including the terms and conditions of a confidential financial arrangement and the collection of further data on the efficacy of Translarna for the treatment of nmDMD over a five-year period with NICE guidance to be reviewed again at the end of that period, before future funding decisions are taken.

In addition to the United Kingdom, final commercial reference pricing for Translarna is currently available in Austria, Czech Republic, Denmark, Hungary, Norway, and Slovakia. In Italy, we recently reached a successful conclusion to pricing and reimbursement negotiations, with terms expected to be effective in January 2017. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in other key EEA countries, we have only received both pricing and reimbursement approval on terms that are acceptable to us in a limited number of countries. For example, we determined to delist Translarna from the German pharmacy ordering system, effective April 1, 2016, after we were unable to achieve an acceptable agreement on pricing and reimbursement terms with the German Federal Association of the Statutory Health Insurances. It is our understanding that the majority of applicable patients and healthcare professionals in Germany have begun to access Translarna through a reimbursed importation pathway possible under German law. For any sales made directly in Germany from local pharmacies since December 2015, we are required to reimburse German payors the difference between the commercial price of Translarna in Germany and the price established by the German arbitration board. Any sales made to German patients via the reimbursed importation pathway are not subject to this arbitration price.

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

Net product sales in general are impacted by many factors such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories. In addition, if we are able to reach agreement with European regulators on a new clinical trial of Translarna for the treatment of nmDMD, we may enroll patients in countries where Translarna is currently available on a reimbursed basis, which could impact growth in our net product sales.

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

Translarna™ for nonsense mutation cystic fibrosis

We anticipate top-line results from our global, confirmatory Phase 3 clinical trial of Translarna for the treatment of cystic fibrosis caused by nonsense mutations, or nmCF, toward the end of the first quarter of 2017. We refer to this trial as ACT CF.

During the third quarter of 2016, we solicited feedback from the FDA (via a Type C meeting) and our CHMP rapporteurs on proposed revisions to our clinical trial protocol and the impact of such proposed revisions on the statistical analysis plan, or SAP, for ACT CF. Following receipt of feedback from these regulators, we amended the protocol to change the primary endpoint from relative change in percent of predicted forced expiratory volume in one second, or %-predicted FEV1, at week 48 to absolute change in %-predicted FEV1 assessed as an average at Week 40 and at Week 48. %-predicted FEV1 is based on a comparison to healthy individuals matched for age, height and gender. The change in primary endpoint was largely driven by prior feedback we received from the FDA and the EMA on the trial design of ACT CF, as well as precedents with respect to the more recent approvals of cystic fibrosis-related therapies. Under this revision, data for relative change in %-predicted FEV1 compared to placebo will be provided as supportive analysis to the primary endpoint. This change of primary endpoint to measure absolute change in %-predicted FEV1 does not impact the statistical power of ACT CF.

In addition to the FDA's 2016 feedback with respect to the change in the primary endpoint, the agency provided further feedback at the same time regarding elements of our clinical trial protocol which we believe indicate the FDA’s willingness to accept and review a future application based on the results from ACT CF, provided that the revised primary and secondary endpoints provide strong evidence of effectiveness. As previously disclosed, we had interactions with the FDA in 2012 and 2013 with regards to our prior completed Phase 3 clinical trial of Translarna for the treatment of nmCF and our new clinical trial design. At that time, the FDA made certain key recommendations that we did not integrate into the trial. Specifically, the FDA recommended a three-year trial duration and the designation of FEV1, CF pulmonary exacerbations, and body mass index, or BMI, as three co-primary endpoints for the trial. Our ACT CF protocol continues to specify FEV1 as the primary endpoint and each of pulmonary exacerbations, change from baseline BMI in patients, and health-related quality of life (respiratory domain) as secondary endpoints. We believe that these endpoints are consistent with other recent and ongoing clinical trials in cystic fibrosis and our earlier discussions with the FDA.

In the written feedback received during the 2016 third quarter, while the FDA acknowledged that we specified FEV1 as our sole primary endpoint, the agency noted that both statistically and clinically persuasive evidence from analyses of the primary and key secondary measures in ACT CF will be critical to support the effectiveness of Translarna, especially in the context of a single phase 3 study.

With respect to the FDA’s 2013 advice concerning study duration, we continue to believe that a three-year trial would have resulted in a number of complications that ultimately would have limited the feasibility of ACF CF as well as the robustness of the data and conclusions that could be drawn from the results. In the written feedback received during the 2016 third quarter, the FDA acknowledged that a 48-week trial may be of sufficient duration to demonstrate that Translarna improves FEV1 versus placebo, while noting that this duration would likely not be sufficient to demonstrate that Translarna prevents FEV1 decline compared to placebo.

In our 2016 protocol amendment, we also identified three pediatric subgroups we intend to analyze in ACT CF: less than 12 years of age versus 12 years of age and older, 6 to 11 years of age, and 12 to 17 years of age. While these subgroups are not statistically defined and ACT CF is not powered to detect a difference in treatment effect by age group, we will analyze the primary and key secondary efficacy endpoint (pulmonary exacerbations) for these groups in order to support our assessment of any difference in clinical outcomes and treatment effect compared to the study population as a whole. Our three stratification groups for ACT CF remain unchanged: patients less than 18 years of age versus 18 years of age and older, baseline %-predicted FEV1, and inhaled antibiotic use.

During the third quarter of 2015, we submitted to the EMA a type II variation to our marketing authorization of Translarna in the EEA for the treatment of nmDMD, described above, to request approval of Translarna for the treatment of nmCF. Our variation submission was primarily based on the data from our prior Phase 3 clinical trial in nmCF completed in 2011, including post-hoc analyses of the results. We believe that the collective data from our prior Phase 3 trial, including retrospective and subgroup analyses that we have performed, provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo; however, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance.

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

Approval of the variation to our marketing authorization will depend on the EMA’s assessment of the relative benefits and risks of approval. If we are unable to demonstrate the required relative risk-benefit profile, it is likely that the EMA will not grant us a variation approving Translarna for the treatment of nmCF. Based on recent interactions with the CHMP, we believe that the results from our ongoing ACT CF trial may be required before the CHMP issues an opinion with respect to this type II variation request and we no longer expect final resolution of this matter in 2016.

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

In the event that the European Commission determines not to renew our primary marketing authorization in the EEA for Translarna for the treatment of nmDMD, we would be required to submit a separate marketing authorization application to the EMA and European Commission for approval of Translarna for the treatment of nmCF, which would significantly delay our ability to market and sell Translarna in the EEA, if ever.

Translarna™ extension studies for nmDMD and nmCF

Several open-label extension studies involving patients who participated in our prior trials for nmDMD and nmCF are ongoing at multiple sites across the United States, Europe, and other territories. The primary purpose of the extension studies is long-term safety evaluation of Translarna. We continue to incur significant expense in connection with their ongoing operation. In certain limited territories where Translarna is available via a commercial or EAP program, we have begun to wind down the studies and are investigating the potential impact that additional site closures may have on our research and development expense.

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

Spinal muscular atrophy program

Two compounds, RG7800 and RG7916, are currently in clinical development within the spinal muscular atrophy, or SMA, joint development program with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

In October 2016, a Phase 2 clinical study investigating the safety, tolerability and efficacy of RG7916 initiated in pediatric and adult type 2 and type 3 SMA patients. The Phase 2 study, called Sunfish, will take place in two parts, each of which will be double-blinded, placebo-controlled, and randomized. Part one of Sunfish is an exploratory dose-finding study in approximately 36 type 2 and type 3 SMA patients for a minimum of 12 weeks with the primary objective of evaluating the safety, pharmacokinetics, and pharmacodynamics of RG7916 in patients, and to select the dose for the second part of the study. The pivotal part two of Sunfish will be a confirmatory study in approximately 150 type 2 and type 3 SMA patients for up to 24 months with the primary objective of evaluating the efficacy of RG7916 compared to placebo, followed by an open-label extension study. Part two of Sunfish is expected to initiate in 2017 and would trigger a $20 million milestone payment to us from Roche.

A similarly designed two-part study, called Firefish, to evaluate RG7916 in type I SMA patients is expected to begin in the coming months. Part one of Firefish is expected to be an open-label, dose-escalation study in at least eight infants for a minimum of four weeks, with the primary objective of assessing the safety profile of RG7916 in infants and determining the dose for part two of the study. Part two of Firefish is expected to be an open-label, single-arm study in approximately 40 infants with type I SMA for 24 months with the primary objective of assessing the efficacy of RG7916 at the selected dose after 12 months of treatment. Part two of Firefish will be followed by an open-label extension study.

A Phase 1 study for RG7916 in healthy volunteers to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics completed earlier this year. Results indicate that RG7916 was well tolerated and treatment resulted in dose-dependent increases of full length SMN2 mRNA and decreases of SMN2 mRNA without exon 7 (SMND7), which may be interpreted as proof of mechanism in terms of the expected pharmacodynamic effect.

RG7800 was formerly the subject of a Phase 2 randomized, double blind, placebo controlled trial called Moonfish in adult and pediatric patients with SMA. Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate a non-clinical safety finding observed in a longer term animal study. RG7800 remains a potential product candidate under the SMA program; however, the Moonfish trial is expected to be terminated during the fourth quarter of 2016. We and our collaboration partners expect to utilize data from completed and ongoing studies to continue to compare the profiles of the RG7800 and RG7916 compounds to determine the best path forward for our SMA program.

Cancer stem cell program

A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors initiated in April 2015. Safety data to date from the ongoing Phase 1 study was recently presented at European Society for Medical Oncology Congress. We intend to continue clinical development of PTC596 during 2017.
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

As of September 30, 2016, we had an accumulated deficit of $708.3 million. We had a net loss of $115.3 million and $119.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Our ongoing ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization, which requires renewal by the European Commission on an annual basis following the annual EMA reassessment process. As of the time of this filing, our most recent request for marketing authorization renewal has not been granted and remains subject to the annual EMA reassessment process. If our marketing authorization is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories.

In addition, we believe that it is likely that if the CHMP issues an opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material ongoing costs related to the development of such a trial in the short-term, as well as the implementation of the trial in the longer term.

We also recently initiated a formal dispute resolution process with the FDA, seeking to reverse the agency's refusal to file our NDA for Translarna for the treatment of nmDMD. Our first appeal under this process did not result in a successful reversal of the Refuse to File determination and we believe multiple iterations of the appeal to progressively higher levels of the FDA may be required by us under this process. We may incur significant costs in connection with our efforts to resolve the matters set forth in the Refuse to File letter.

We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions, including those we have made or may make for Translarna for the treatment of nmCF, including in connection with our variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

Research and development expense

Research and development expenses consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

·    external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;

·    employee-related expenses, which include salaries and benefits, including share-based compensation, for the personnel involved in our drug discovery and development activities; and

·    facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, IT, human resources and other support functions, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We track expenses related to our clinical programs and certain preclinical programs on a per project basis.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF, our Phase 2 proof-of-concept study of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, and our Phase 1 clinical study for PTC596 under our cancer stem cell program. In addition, we believe that it is likely that if the CHMP issues an opinion in favor of the renewal of Translarna's marketing authorization in the EEA, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. The timing and amount of these expenses will depend upon the outcome of these ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The following tables provide research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$22,088	$19,600
Antibacterial	13	2,527
Cancer stem cell	1,689	1,736
Next generation nonsense readthrough	1,621	1,857
Other research and preclinical	5,985	4,920
Total research and development	$31,396	$30,640

	Nine months ended September 30,
	2016	2015
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$66,133	$54,524
Antibacterial	171	7,542
Cancer stem cell	5,523	5,413
Next generation nonsense readthrough	5,577	5,958
Other research and preclinical	14,218	13,331
Total research and development	$91,622	$86,768

The successful development of our product and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

·
the costs, timing and outcome of our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, whether pursuant to continued appeal under the formal dispute resolution process or otherwise;

·
the costs, timing and outcome of the annual EMA reassessment related to renewal of our marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all and the design of any acceptable new clinical trial in nmDMD we may be able to develop with input from the EMA, if any;

·	the scope, rate of progress and expense of our clinical trials and other research and development activities;

·	the potential benefits of our product and product candidate over other therapies;

·
our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us and to obtain or maintain marketing authorizations we have or may receive from our product and product candidates;

·	clinical trial results;

·	the terms and timing of regulatory approvals; and

·	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

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

We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. Other factors may also contribute to fluctuations in quarterly net product sales including Translarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories. In addition, if we are able to reach agreement with European regulators on a new clinical trial of Translarna for the treatment of nmDMD, we may enroll patients in countries where Translarna is currently available on a reimbursed basis, which could impact growth in our net product sales.

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

Inventories and Cost of Product Revenues

In 2014, we were notified that the European Commission granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna for the treatment of nmDMD in the 31 member states of European Economic Area. Our launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the risk benefit balance of the authorization, which we refer to as the annual EMA reassessment. In the third quarter of 2015, the EMA approved the annual renewal of the marketing authorization for Translarna for the treatment of nmDMD. The authorization was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD and our ability to implement measures, including pharmacovigilance plans that are detailed in the risk management plan for Translarna that was submitted to EMA. In January 2016, we submitted the final ACT DMD report to the EMA. We made this submission as a type II variation request that sought to have this initial condition to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA. The annual EMA reassessment process related to our 2016 marketing authorization request is still ongoing and, as of the time of this filing, renewal has not been granted. We expect that the EMA's CHMP will adopt an opinion as to whether to renew our marketing authorization for Translarna for the treatment of nmDMD by the end of 2016. Pursuant to applicable regulations, we expect that our current marketing authorization status (which was last renewed by the European Commission in the third quarter of 2015) will remain valid while the 2016 annual EMA reassessment is ongoing and until it is concluded with an opinion from the European Commission with respect to renewal of the marketing authorization.

In the event that our marketing authorization renewal request is granted, we plan to seek to renew the marketing authorization on an annual basis until any further obligations or conditions that may be placed by the European Commission on the marketing authorization have been fulfilled and the approval is converted from a conditional approval into a full approval. If we fail to satisfy such further obligations or conditions, or if it is determined that the balance of risks and benefits of using Translarna changes materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require additional clinical trials.

There continues to be substantial risk that regulators could suspend or not renew our marketing authorization in the future. As such, as of the date of this filing, we have not capitalized inventory given the near term uncertainty with respect to the long term utilization of Translarna finished product for commercial use. Had we capitalized as inventory all of our Translarna product that is available for commercial sale on hand as of September 30, 2016, the value of that inventory would have been approximately $1.3 million. In addition, had we expensed the cost of Translarna product sold as a cost of sales, our gross profit margin would have been greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry. We will continue to assess the appropriateness of inventory capitalization based on the outcome of applicable regulatory determinations, including the pending CHMP opinion regarding the potential annual renewal of our marketing authorization in the EEA, which is expected to be issued in 2016 and followed by ratification by the European Commission in early 2017. In the event the CHMP issues a positive opinion regarding renewal of our marketing authorization, and the European Commission ratifies such determination, we would expect to capitalize inventory and commence the expensing of cost of goods sold.

Accrued expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. Examples of estimated accrued expenses include:

·	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

·	fees paid to investigative sites in connection with clinical trials;

·	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

·	professional service fees.

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

From January 1, 2016 through September 30, 2016, we issued a total of 1,440,445 stock options to various employees. Of those, 116,000 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the nine months ended September 30, 2016 was contemporaneously estimated on the date of grant using the following assumptions:

2016
Risk-free interest rate	1.30% — 2.24%
Expected volatility	67%—78%
Expected term	5.05– 10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2016 was $17.67 per share.

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

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which has been determined based upon the market value of our common stock on the grant date, is expensed over the vesting period.

The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2016	344,335	$10.85
Granted	141,185	$30.86
Vested	(163,635)	$10.85
Forfeited	(49,306)	$18.69
September 30, 2016	272,579	$19.80

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the SARs at each reporting period until vesting occurs. For the period ending September 30, 2016, we recorded $0.8 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of us or one of our subsidiaries. For the period ending September 30, 2016, we recorded $0.1 million in compensation expense related to the ESPP.

We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Research and development	$4,319	$3,828	$12,734	$12,452
Selling, general and administrative	4,640	4,226	13,876	13,678
Total	$8,959	$8,054	$26,610	$26,130

As of September 30, 2016 there was approximately $70.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.32 years.

Results of operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Change 2016 vs. 2015
(in thousands)	2016	2015
Net product revenue	$22,013	$9,772	$12,241
Collaboration and grant revenue	973	4	969
Research and development expense	31,396	30,640	756
Selling, general and administrative expense	23,654	21,368	2,286
Interest expense, net	(2,133)	(852)	(1,281)

Net product revenues. Net product revenues were $22.0 million for the three months ended September 30, 2016, an increase of $12.2 million, or 125%, from $9.8 million for the three months ended September 30, 2015 due to continued expansion of commercial access to Translarna for nonsense mutation DMD boys outside of the U.S. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution. Since January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $1.0 million for the three months ended September 30, 2016, an increase of $1.0 million from $0.0 million for the three months ended September 30, 2015. The increase was primarily due to the recognition of a development milestone related to a grant agreement.

Research and development expense. Research and development expense was $31.4 million for the three months ended September 30, 2016, an increase of $0.8 million, or 2%, from $30.6 million for the three months ended September 30, 2015. The increase resulted primarily from an increase in consulting expenses associated with our ongoing clinical trials.

Selling, general and administrative expense. Selling, general and administrative expense was $23.7 million for the three months ended September 30, 2016, an increase of $2.3 million, or 11%, from $21.4 million for the three months ended September 30, 2015. The increase resulted primarily from additional costs associated with commercial activities in support of the expanded commercial launch of Translarna across Europe and other regions.

Interest expense, net.  Interest expense, net was $2.1 million for the three months ended September 30, 2016, an increase of $1.3 million, from $0.9 million, for the three months ended September 30, 2015.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes partially offset by interest income from investments.

Income tax expense. Income tax expense was $0.2 million for the three months ended September 30, 2016 and $0.1 million for the three months ended September 30, 2015. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax benefit for the three months ended September 30, 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Change 2016 vs. 2015
(in thousands)	2016	2015
Net product revenue	$56,328	$21,002	$35,326
Collaboration and grant revenue	1,186	3,030	(1,844)
Research and development expense	91,622	86,768	4,854
Selling, general and administrative expense	72,958	56,193	16,765
Interest (expense) income, net	(6,149)	170	(6,319)

Net product revenues. Net product revenues were $56.3 million for the nine months ended September 30, 2016, an increase of $35.3 million, or 168%, from $21.0 million for the nine months ended September 30, 2015 due to continued expansion of commercial access to Translarna for nonsense mutation DMD boys outside of the U.S. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program and typically paid for by a government authority or institution. Since January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability.

Collaboration and grant revenues. Collaboration and grant revenues were $1.2 million for the nine months ended September 30, 2016, a decrease of $1.8 million, or 61%, from $3.0 million for the nine months ended September 30, 2015. The decrease was primarily due to the recognition of deferred revenue from Roche’s collaboration milestone payments to us in the 2015 period.

Research and development expense. Research and development expense was $91.6 million for the nine months ended September 30, 2016, an increase of $4.9 million, or 6%, from $86.8 million for the nine months ended September 30, 2015. The increase resulted primarily from an increase in clinical trial related expenses associated with our ongoing clinical trials, supply chain activities in support of the expanded commercial launch of Translarna and increased expenses in connection with our expanding clinical-stage pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $73.0 million for the nine months ended September 30, 2016, an increase of $16.8 million, or 30%, from $56.2 million for the nine months ended September 30, 2015. The increase resulted primarily from additional costs associated with commercial activities in support of the expanded commercial launch of Translarna across Europe and other regions.

Interest (expense) income, net.  Interest expense, net was $6.1 million for the nine months ended September 30, 2016, an increase in expense of $6.3 million from interest income of $0.2 million for the nine months ended September 30, 2015.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes partially offset by interest income from investments.

Income tax expense. Income tax expense was $0.2 million for the nine months ended September 30, 2016 and $0.2 million for the nine months ended September 30, 2015. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the nine months ended September 30, 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. Our ongoing ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization requires annual renewal by the European Commission. As of the time of this filing, our most recent request for marketing authorization renewal has not been granted and remains subject to the annual EMA reassessment process. During 2016, we expect that our revenues will be primarily generated from sales of Translarna in territories where we are permitted to distribute Translarna under our EAP programs, and those countries, in particular in the EEA, where we are able to obtain pricing and reimbursement approval at acceptable levels.

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

Cash flows

As of September 30, 2016 we had cash, cash equivalents and marketable securities of $248.3 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash provided by (used in):
Operating activities	(90,247)	(94,005)
Investing activities	81,350	31,019
Financing activities	926	154,039

Net cash used in operating activities was $90.2 million for the nine months ended September 30, 2016 and $94.0 million for the nine months ended September 30, 2015. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash provided by investing activities was $81.4 million for the nine months ended September 30, 2016 and $31.0 million for the nine months ended September 30, 2015.  Cash provided by investing activities was related to the sale and redemption of marketable securities to fund operations.

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2016 and $154.0 million for the nine months ended September 30, 2015. The decrease in net cash provided by financing activities was attributable to the $150 million Convertible Notes offering in 2015.

Funding requirements

We expect to incur significant costs in connection with our efforts to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA, including in connection with our design and potential enrollment and execution of a new clinical trial in nmDMD. We also may incur significant costs in connection with our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, whether pursuant to continued appeal of the determination under the formal dispute resolution process or otherwise.

We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions, including those we have made or may make for Translarna for the treatment of nmCF, including in connection with our variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

·	are required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us for Translarna for the treatment of nmDMD;

·	are required to take other steps to obtain or maintain our current or any further marketing authorizations we may receive for Translarna for the treatment of nmDMD, including in the EEA;

·	initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

·	seek to discover and develop additional product candidates;

·	maintain, expand and protect our intellectual property portfolio; and

·	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

·
the costs, timing and outcome of the annual EMA reassessment related to renewal of our marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all and the design of any acceptable new clinical trial in nmDMD we may be able to develop with input from the EMA, if any, including with respect to matters of scope, length, and conduct;

·
the costs, timing and outcome of our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, whether pursuant to continued appeal under the formal dispute resolution process or otherwise, and including whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission and, ultimately, may support approval of Translarna for nmDMD in the U.S;

·
the costs, timing and outcome of regulatory submissions we have made or may make for Translarna for the treatment of nmCF, including in connection with our variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA;

·
the progress and results of our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof of concept studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our ongoing Phase 1 clinical study under our cancer stem cell program;

·
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

·	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD and nmCF;

·	the timing and scope of growth in our employee base;

·	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

·	the number and development requirements of other product candidates that we pursue;

·	revenue received from commercial sales of Translarna or any of our other product candidates;

·
our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the EEA;

·	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

·
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

·	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;

·	the extent to which we acquire or invest in other businesses, products and technologies; and

·
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

Contractual obligations

During the period ended September 30, 2016, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2016, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 3 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We may never generate profits from operations or maintain profitability and expect to continue to incur significant operating losses and expenses for at least the next several years in connection with our efforts, among other things, to:

·
maintain our marketing authorization for TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, which if renewal is granted, we expect will require us to conduct an agreed upon new clinical trial in Translarna for nmDMD;

·
resolve the matters set forth in the Refuse to File letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, in particular pursuant to continued appeal under the formal dispute resolution process;

·	continue expansion of our global operations and execution of our commercial strategy for Translarna in the EEA and other territories; and

·	obtain broader and additional regulatory approvals for Translarna and advance the development of our product pipeline.

Since inception, we have incurred significant operating losses. As of September 30, 2016, we had an accumulated deficit of $708.3 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

In October 2015, we announced the initial results of ACT DMD, our Phase 3 trial for TranslarnaTM (ataluren) for the treatment of nmDMD, including that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance. Please review the risk factor under “Risks Related to the Development and Commercialization of our Product and

our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to obtain or maintain marketing authorizations necessary to commercialize Translarna for the treatment of nmDMD in the United States, Europe and other territories, including: our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD; the FDA's recent denial of our appeal of the Refuse to File determination; the EMA’s questioning of the positive risk-benefit balance of Translarna for the treatment of nmDMD, which is required in order for the EMA's CHMP to issue a positive opinion in favor of annual renewal of our marketing authorization to the European Commission; and the likelihood that if the CHMP issues a positive opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD.

Our ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization for Translarna in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older. In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization. The marketing authorization, initially granted in August 2014, is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations placed upon the marketing authorization. As of the date of this filing, the EMA's CHMP has not issued an opinion with respect to our most recent request for renewal of our marketing authorization.

We have submitted our responses to requests for supplemental information, or RSI, received from the CHMP in October 2016. The RSI, which included a request classified as a major objection, were related to the efficacy and overall risk-benefit profile of Translarna as well as the design and conduct of an additional clinical trial that would provide comprehensive clinical data on these matters. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. The extended duration of this renewal request cycle and some of the recent feedback we have received as part of the annual EMA reassessment process have introduced a greater degree of uncertainty as to whether we will receive a positive opinion from the CHMP. While we expect that the CHMP will issue an opinion with respect to our renewal request by the end of 2016, there is substantial risk that the CHMP will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. While the EMA has not formally declined our type II variation request for full approval of our marketing authorization, we believe that it is unlikely that the EMA will recommend in favor of this request.

In addition, we continue to believe that if the CHMP issues a positive opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that in the event that we proceed with such trial, we would incur material ongoing costs related to the development of such a trial in the short-term, as well as the implementation of the trial in the longer term. Any such trial may require us to enroll patients in countries where Translarna is currently available on a reimbursed basis, which could impact growth in our net product sales. However, the CHMP may issue a negative opinion against renewal of the marketing authorization on the basis that, in the committee’s view, the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially. In such an event the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna.

Even if the CHMP determines to issue a positive opinion, the EMA may impose other new conditions to our marketing authorization (in addition to the potential clinical trial described above) and may make other recommendations, including new label restrictions. In the event that we do secure annual renewal of the marketing authorization, the EMA could nevertheless later determine that we have not complied, or are unable to comply, with any conditions that have been or may be placed on the marketing authorization, which again could result in the withdrawal of our marketing authorization or other outcome that would have a materially adverse effect on our business.

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

We recently initiated a formal dispute resolution with the FDA, seeking to reverse the FDA’s Refuse to File decision. In October 2016, the FDA denied our first appeal of the Refuse to File letter. Although we intend to continue our appeal of the Refuse to File determination to progressively higher levels of FDA management under the ongoing formal dispute resolution process, we expect that our efforts to resolve the matters set forth in the Refuse to File letter, whether pursuant to this appeal or otherwise, will be time-consuming and may be expensive and there is significant risk that we will not be successful in obtaining FDA review of our NDA for Translarna for nmDMD in a timely fashion, if ever. Even if we are successful in reversing the Refuse to File decision, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD and we may be required to perform additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S. An inability to obtain new marketing authorizations for Translarna for nmDMD, including in the United States would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates” titled, “The FDA denied our first appeal of the Refuse to File letter we received from the agency regarding our NDA for Translarna for the treatment of nmDMD, there is substantial risk that we will not be successful in further appeals of the Refuse to File letter to progressively higher levels of the FDA, and by determining to continue to pursue our appeal under the formal dispute resolution process with the FDA, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired.”

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

In addition to the foregoing, we expect to continue to incur significant costs in connection with our ongoing confirmatory Phase 3 ACT CF clinical trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our ongoing Phase 1 clinical study under our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions, including those we have made or may make for Translarna for the treatment of nmCF, including in connection with our variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses. With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually.

In addition, our expenses will increase if and as we:

·	are required to complete any additional clinical and non-clinical trials or analyses to enable FDA review of an NDA submission by us for Translarna for the treatment of nmDMD;

·	are required to take other steps to obtain or maintain our current or any further marketing authorizations we may receive for Translarna for the treatment of nmDMD, including in the EEA;

·	initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

·	seek to discover and develop additional product candidates;

·	maintain, expand and protect our intellectual property portfolio; and

·	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

·	completing our confirmatory Phase 3 ACT CF clinical trial of Translarna;

·
maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA and satisfying all related conditions and ongoing requirements, including successfully developing and conducting an agreed upon new clinical trial designed with scientific advice from the EMA;

·
successfully preparing and advancing regulatory submissions for Translarna for the treatment of nmCF, including advancement of our current variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA;

·
resolving the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD in a timely manner or at all, whether pursuant to continued appeal under the formal dispute resolution process, or otherwise and including, if required, performing additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

·	expanding the territories in which we are approved to market Translarna for the treatment of nmDMD;

·
initiating clinical studies of Translarna for the treatment of additional indications, including nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and successfully advancing our other programs and collaborations, including our cancer stem cell and SMA programs;

·
establishing a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell Translarna in Europe, the United States, and other parts of the world;

·	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

·	negotiating and securing adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries in which we have obtained, and may obtain, regulatory approval;

·	negotiating and securing adequate reimbursement from other third-party payors for Translarna;

·	launching commercial sales of Translarna for the treatment of nmDMD in accordance with our estimated timeline;

·	identifying patients eligible for treatment with Translarna;

·	obtaining approval to market Translarna for the treatment of other indications;

·	expanding the approved product label of Translarna for the treatment of nmDMD;

·	protecting our rights to our intellectual property portfolio related to Translarna; and

·	contracting for the manufacture and distribution of commercial quantities of Translarna.

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

Our future capital requirements will depend on many factors, including:

·
the costs, timing and outcome of the annual EMA reassessment related to renewal of our marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all and the design of any agreed upon new clinical trial in nmDMD we may be required to conduct, if any, including with respect to matters of scope, length, and conduct;

·
the costs, timing and outcome of our efforts to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, whether pursuant to continued appeal of the Refuse to File pursuant to the ongoing formal dispute resolution process or otherwise, and including whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost and whether such trials, if successful, may enable FDA review of a NDA submission and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

·
the costs, timing and outcome of regulatory submissions we have made or may make for Translarna for the treatment of nmCF, including in connection with our variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA;

·
the progress and results of our confirmatory Phase 3 ACT CF trial and open label extension clinical trials of Translarna for the treatment of nmDMD and nmCF as well as our Phase 2 proof-of-concept studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our ongoing Phase 1 clinical study under our cancer stem cell program;

·
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

·	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD and nmCF;

·	the timing and scope of growth in our employee base;

·	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

·	the number and development requirements of other product candidates that we pursue;

·	revenue received from commercial sales of Translarna or any of our other product candidates;

·
our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the EEA;

·	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

·
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

·	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;

·	the extent to which we acquire or invest in other businesses, products and technologies; and

·
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

Risks Related to the Development and Commercialization of our Product and our Product Candidates

ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.

In October 2015, we announced the initial results of ACT DMD, including that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance. On the basis of our position that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD, we submitted our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA, as part of our NDA. On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna.

In October 2016, the FDA denied our first appeal of the Refuse to File letter. Although we intend to continue our appeal of the Refuse to File determination to progressively higher levels of FDA management, there is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, including pursuant to continued appeal under the formal dispute resolution process or otherwise, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in reversing the Refuse to File decision, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if we are successful in enrolling, funding, and completing, may enable FDA review of an NDA submission. Any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. Due to these uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States.

We also submitted our analyses of the ACT DMD data and meta-analyses of the combined ACT DMD and Phase 2b subgroup data to the EMA to support continuation of our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization. Our ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization for Translarna in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older. As of the date of this filing, the EMA’s CHMP has not issued an opinion with respect to our most recent request for renewal of our marketing authorization.

We have submitted our responses to the CHMP’s most recent requests for supplemental information, or RSI, received by us in October 2016 in connection with our marketing authorization renewal submission. The RSI, which included a request classified as a major objection, were related to the efficacy and overall risk-benefit profile of Translarna as well as the design and conduct of a potential new clinical trial that would be able to demonstrate in a nmDMD patient population a robust and clinically meaningful effect of Translarna which would confirm the positive risk-benefit ratio of Translarna and address outstanding uncertainties about efficacy. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. The RSI also includes requests categorized as other concerns, which do not rise to the level of a major objection, and are generally associated with long-term risk and labeling matters as well as the primary pharmacology of Translarna.

The extended duration of this renewal request cycle and some of the recent feedback we have received as part of the annual EMA reassessment process have introduced a greater degree of uncertainty as to whether we will receive a positive opinion from the CHMP. While we expect the CHMP will issue an opinion with respect to our renewal request by the end of 2016, there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. If, the CHMP issues a negative opinion with respect to renewal of the marketing authorization, the European Commission could, at the EMA’s recommendation, withdraw or refuse to renew the marketing authorization for Translarna

In addition, we continue to believe that if the EMA’s CHMP issues a positive opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. Designing, enrolling, conducting and completing a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material ongoing costs related to the development and implementation of any such trial. Any new trial could also require us to enroll patients in countries where Translarna is currently available on a reimbursed basis, which could impact growth in our net product sales.

Even if the CHMP determines to issue a positive opinion, the EMA may impose other new conditions to our marketing authorization (in addition to the potential clinical trial described above) and may make other recommendations, including new label restrictions. In the event that we do secure annual renewal of the marketing authorization, the EMA could nevertheless later determine that we have not complied, or are unable to comply, with any conditions that have been or may be placed on the marketing authorization, which again could result in the withdrawal of our marketing authorization or other outcome that would have a materially adverse effect on our business. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an early access program, or EAP, and throughout all territories.

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

In August 2014, Translarna was granted marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older, which is subject to annual EMA reassessment and was further conditioned on our submission of the final report, including additional efficacy and safety data, from ACT DMD, which we submitted to the EMA in January 2016. In February 2016, we submitted a marketing authorization renewal request with the EMA. As of the date of this filing, the EMA's CHMP has not issued an opinion with respect to our most recent request for renewal of our marketing authorization in the EEA and the extended duration of this renewal request cycle and some of the recent feedback we have received as part of the annual EMA reassessment process have introduced a greater degree of uncertainty as to whether we will receive a positive opinion from the CHMP. Our ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization for Translarna in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older. In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization. Translarna is still under investigation for the treatment of nmDMD in the United States and has not been approved by the FDA.

Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-

benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, including: our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD; the FDA's recent denial of our appeal of the Refuse to File determination; the EMA’s questioning of the positive risk-benefit balance of Translarna for the treatment of nmDMD, which is required in order for the CHMP to issue a positive opinion in favor of annual renewal of our marketing authorization to the European Commission; and the likelihood that if the CHMP issues a positive opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD.

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

·
whether the EMA and the European Commission determine that the risk-benefit balance of Translarna for the treatment of nmDMD supports renewal of our marketing authorization in the EEA, on the current approved label, or at all, and the timelines within which such determinations are made;

·	the design of any clinical trial we develop with scientific advice from the EMA and its advisors, including, but not limited to matters of size, duration and scope;

·
whether, and within what timeframe, we are able to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, pursuant to continued appeal under the formal dispute resolution process, or otherwise, and including whether we will be required to perform additional clinical and non-clinical trials or analyses, the costs of such trials or analyses, and whether such trials or analyses, if successful, may enable FDA review of a NDA submission and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

·	successful completion of our confirmatory Phase 3 ACT CF clinical trial of Translarna;

·
our ability to successfully prepare and advance regulatory submissions for Translarna for the treatment of nmCF, including with respect to our variation submission with the EMA, which seeks to include Translarna for the treatment of nmCF on our current marketing authorization in the EEA;

·	the successful advancement of Translarna in additional indications, in particular, nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5;

·	the establishment of an expanded international commercial infrastructure capable of supporting product sales, marketing, and distribution of Translarna;

·	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

·	the continued maintenance of, and satisfaction of the conditions and ongoing requirements under, the marketing authorization of Translarna for the treatment of nmDMD in the EEA;

·	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms;

·	whether and when we obtain marketing authorization of Translarna in additional territories and for additional or expanded indications;

·
successful negotiation of adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries which require such negotiation and in which we obtain regulatory approval;

·
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

·	the timing and scope of commercial launches of Translarna in nmDMD;

·	our ability to establish and maintain commercial manufacturing arrangements with third party manufacturers;

·
the ability of our third-party manufacturers to successfully produce commercial and clinical supplies of Translarna on a timely basis sufficient to meet the needs of our commercial and clinical activities;

·	successful identification of eligible patients;

·	acceptance of Translarna in nmDMD by patients, the medical community and third-party payors;

·	effectively competing with other therapies;

·	a continued acceptable safety profile of Translarna;

·	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

·	protecting our rights in our intellectual property portfolio.

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

Our ability to generate revenue is almost entirely dependent upon our ability to maintain our marketing authorization for Translarna in the EEA for the treatment of nmDMD in ambulatory patients aged five years and older. In order to continue commercial sales and our commercial launch of Translarna we must maintain our marketing authorization. The marketing authorization, initially granted in August 2014, is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of other conditions and obligations placed upon the marketing authorization. As of the date of this filing, the EMA's CHMP has not issued an opinion with respect to our most recent request for renewal of our marketing authorization.

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

The primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, including: our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD; the FDA's recent denial of our appeal of the Refuse to File determination; the EMA’s questioning of the positive risk-benefit balance of Translarna for the treatment of nmDMD, which is required in order for the CHMP to issue a positive opinion in favor of annual renewal of our marketing authorization to the European Commission; and the likelihood that if the CHMP issues a positive opinion in favor of the renewal of Translarna's marketing authorization, such renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD.

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

·
be unable to successfully maintain or renew our current marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the risk-benefit balance of the authorization by the EMA;

·	be delayed in obtaining additional marketing authorizations for Translarna for the treatment of nmDMD, for Translarna for the treatment of other indications or for our other product candidates;

·	not obtain additional marketing authorizations at all;

·	obtain approval for indications or patient populations that are not as broad as intended or desired;

·	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

·	be subject to additional post-marketing testing requirements or restrictions;

·	have the product removed from markets after obtaining applicable marketing authorizations; or

·	not be permitted to sell Translarna under some or any reimbursed EAP programs.

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

·
clinical trials of our product or product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

·
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

·	we may be unable to enroll a sufficient number of patients in our trials to ensure adequate statistical power to detect any statistically significant treatment effects;

·	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

·
regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our IND or comparable application prior to commencing a clinical trial;

·	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

·	we may have to suspend or terminate clinical trials of our product or product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

·
regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

·	the cost of clinical trials of our product or product candidates may be greater than we anticipate;

·	the supply or quality of our product or product candidates or other materials necessary to conduct clinical trials of our product or product candidates may be insufficient or inadequate; or

·
our product or product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

For example, in the first half of 2015, dosing in the Phase 2 Moonfish study under our SMA collaboration was suspended and the study was placed on clinical hold to investigate an eye finding in a 39-week study in cynomolgus monkeys, which showed at exposures above those explored in SMA patients and healthy volunteers. The Moonfish trial is expected to be terminated during the fourth quarter of 2016. In October 2016, a two-part Phase 2 clinical study, called Sunfish, investigating the safety, tolerability and efficacy of a different product candidate under the SMA collaboration initiated in type 2 and type 3 SMA patients. While we and our collaboration partners intend to compare the profiles of each of these development compounds to determine the best path forward for the SMA program, this development has resulted in unanticipated delays in the advancement of the SMA program. In addition, we and our collaboration partners may need to perform additional studies, conduct further analyses, narrow the scope of the study, or take other actions to continue to advance the SMA program.

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

After determining that we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in our completed ACT DMD and Phase 2b clinical trials of Translarna for the treatment of nmDMD, we performed subgroup, retrospective, and meta-analyses. On the basis of our position that the totality of clinical data from these trials support the clinical benefit of Translarna for the treatment of nmDMD, we submitted these analyses to the FDA, as part of our NDA. In addition, after determining that the primary efficacy endpoint did not achieve statistical significance in ACT DMD or our Phase 2b clinical trial of Translarna for the treatment of nmDMD and in our completed Phase 3 clinical trial of Translarna for nmCF, we performed retrospective and subgroup analyses that we believe provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials.

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

On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses had a negative impact on the FDA’s view of our interpretation of the results of our Phase 2b trial, ACT DMD and the totality of data from our clinical trials. There is substantial risk that, notwithstanding any further dialogue we may be able to initiate with the agency, whether pursuant to continued appeal of the Refuse to File determination under the formal dispute resolution process or otherwise, the FDA will continue to disagree with our interpretation of our trial results and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost, which, if successful, may enable FDA review of an NDA submission.

Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses has also had a negative impact on the EMA’s evaluation of our applications for continued marketing authorization for Translarna for the treatment of nmDMD, including delays in timing of the CHMP’s opinion with respect to the annual renewal of our marketing authorization, and could negatively impact regulatory determinations by regulators in other territories. As of the date of this filing, the EMA's CHMP has not issued an opinion with respect to our most recent request for renewal of our marketing authorization. In connection with our ongoing dialogue with the EMA with respect to the renewal of our marketing authorization, the CHMP issued a request for supplemental information, or RSI, in October 2016 that included a request classified as a major objection related to the efficacy and overall risk-benefit profile of Translarna as well as the design and conduct of an additional clinical trial that would provide comprehensive clinical data on these matters. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. The extended duration of this renewal request cycle and some of the recent feedback we have received as part of the annual EMA reassessment process have introduced a greater degree of uncertainty as to whether we will receive a positive opinion from the CHMP. There is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all. If the EMA determines that the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna.

With respect to our nmCF program, our use of retrospective and subgroup analyses diminishes the likelihood that the EMA will approve our request of a variation to our marketing authorization for Translarna to include Translarna for nmCF on a conditional basis and, even if we successfully complete ACT CF, could negatively impact the evaluation by the EMA and the FDA of our anticipated applications for full marketing authorization for Translarna for nmCF. In written feedback from the FDA in 2016 in connection with our Type C meeting request related to our ACT CF protocol, the FDA noted that statistically and clinically persuasive evidence from analyses of the primary and key secondary measures in ACT CF will be critical to support the effectiveness of Translarna for the treatment of nmCF, especially in the context of a single phase 3 study.

An unfavorable view of our data and analyses by the FDA and EMA for Translarna has and could continue to negatively impact our ability to obtain and maintain authorizations to market Translarna for the treatment of nmDMD or nmCF. An inability to obtain and maintain such marketing authorizations would have a material adverse effect on our anticipated revenue from Translarna and would materially harm our business, financial results and results of operations.

The results of ACT DMD and, even if successfully completed, the results of ACT CF, may not be sufficient for approval of Translarna for the applicable indication.

The primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. Please review the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to obtain or maintain marketing authorizations necessary to commercialize Translarna for the treatment of nmDMD in the United States, Europe and other territories, including our receipt of a Refuse to File letter from the FDA with respect to our NDA for Translarna for the treatment of nmDMD, the EMA’s questioning of the risk-benefit balance of Translarna for the treatment of nmDMD and the CHMP’s agreement to our proposal to submit for further discussion a draft clinical trial protocol regarding a new trial evaluating Translarna in nmDMD patients, which will include input from the EMA in the form of scientific advice.

Further, it is possible that, once completed and even if successful, the EMA or the FDA may not consider the results of ACT CF to be sufficient for approval of Translarna for such indication. The FDA typically requires two adequate and well-controlled pivotal clinical trials to support marketing authorization of a product candidate for a particular indication. The EMA or the FDA could determine that the results of our trials are not sufficiently robust, are subject to confounding factors, or are not adequately supported by other trial endpoints.

In addition, although we have had discussions with the FDA regarding ACT CF, the FDA may not consider our trial design acceptable. For example, in 2012, the FDA indicated that in its view the data from our completed Phase 3 clinical trial and other data from our development program in cystic fibrosis do not by themselves support an NDA submission and, consequently, the FDA informed us that additional clinical data would be required to establish the evidence necessary to support eventual filing of an NDA for the use of Translarna to treat nmCF. We had additional interactions with the FDA in 2013 regarding the clinical development design which would have the potential to support an NDA, but we did not achieve a consensus between the EMA and FDA views. Based on these interactions, we nonetheless initiated ACT CF in the first half of 2014 consistent with feedback from the EMA on our trial design.

While we have incorporated feedback we received from the FDA in 2012 and 2013 into our ACT CF trial design, we disagreed with two key recommendations: the designation of FEV1, CF pulmonary exacerbations, and body mass index as three co-primary endpoints for the trial and a suggested three-year trial duration. Our ACT CF protocol continues to specify FEV1 as the primary endpoint and each of pulmonary exacerbations, change from baseline BMI in patients, and health-related quality of life (respiratory domain), as secondary endpoints. We believe that these endpoints are consistent with other recent and ongoing clinical trials in cystic fibrosis and our earlier discussions with the FDA. In written feedback received from the FDA in 2016, while the agency acknowledged that we specified FEV1 as our sole primary endpoint, the FDA noted that both statistically and clinically persuasive evidence from analyses of the primary and key secondary measures in ACT CF will be critical to support the effectiveness of Translarna, especially in the context of a single phase 3 study.

With respect to the FDA’s 2013 advice concerning study duration, we continue to believe that a three-year trial would have resulted in a number of complications that ultimately would have limited the feasibility of the trial as well as the robustness of the data and conclusions that could be drawn from the results. In written feedback received from the FDA in 2016, the agency acknowledged that a 48-week trial may be of sufficient duration to demonstrate that Translarna improves FEV1 versus placebo, while noting that this duration would likely not be sufficient to demonstrate that Translarna prevents FEV1 decline compared to placebo. The FDA also noted in its 2016 feedback that prior increases to ACT CF patient enrollment, which we made in 2015 in light of data then available to us, should be addressed in any potential future NDA for Translarna for the treatment of nmCF. If the FDA does not ultimately consider our trial design for ACT CF acceptable, we may need to conduct more than one confirmatory clinical trial and our ability to receive marketing authorization for this indication could be delayed or prevented.

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

Patient enrollment is affected by other factors including:

·    severity of the disease under investigation;

·    eligibility criteria for the study in question;

·    perceived risks and benefits of the product candidate under study;

·    efforts to facilitate timely enrollment in clinical trials;

·    patient referral practices of physicians;

·    the ability to monitor patients adequately during and after treatment; and

·    proximity and availability of clinical trial sites for prospective patients.

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

Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases. In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to renewal pursuant to the annual EMA reassessment, our most recent request for annual renewal has not been granted at the time of this filing, there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, and, even if the EMA’s CHMP determines to issue an opinion in favor of such renewal, we believe it is likely that such potential renewal, and any subsequent annual renewals, will be coupled with an obligation to conduct an agreed upon new clinical trial of Translarna for the treatment of nmDMD. We may not be successful in developing and receiving renewal of our marketing authorization or full regulatory authorization for such use and we may not receive regulatory approval for additional indications for Translarna or any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.

Translarna for the treatment of nmDMD, or any other product candidate that receives marketing authorization, if any, may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD such marketing authorization is subject to annual renewal pursuant to the annual EMA reassessment and our most recent annual renewal request is subject to substantial risk and has not been granted at the time of this filing. Even if our marketing authorization in the EEA for Translarna for the treatment of nmDMD is maintained, or we are successful in obtaining marketing authorization for Translarna for other indications or territories or marketing authorization for any of our other product candidates, such product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product or product candidates, if approved for commercial sale, will depend on a number of factors, including:

·	the efficacy and potential advantages compared to alternative treatments;

·	the prevalence and severity of any side effects;

·	the ability to offer our product or product candidates for sale at competitive prices;

·	convenience and ease of administration compared to alternative treatments;

·	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

·	the strength of marketing and distribution support;

·	sufficient third-party coverage or reimbursement; and

·	any restrictions on concomitant use of other medications, such as a restriction that nmCF patients taking Translarna not also use chronic inhaled aminoglycoside antibiotics.

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

Factors that may materially affect our efforts to commercialize our products on our own include:

·	our ability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

·	our ability to implement third party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;

·	the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe Translarna or any future products;

·	the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

·	unforeseen costs and expenses associated with creating an independent commercial organization.

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

All of our revenue from sales of Translarna to date has been generated from countries other than the United States. We have operations in multiple European countries and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

·	changes in international regulatory and compliance requirements that could restrict our ability to manufacture, market and sell our products;

·	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;

·	difficulty in staffing and managing international operations;

·	potentially negative consequences from changes in or interpretations of tax laws;

·	changes in international medical reimbursement policies and programs;

·	trade protection measures, including import or export licensing requirements and tariffs;

·	our ability to develop relationships with qualified local distributors and trading companies;

·	political and economic instability in particular foreign economies and markets, in particular in emerging markets;

·	diminished protection of intellectual property in some countries outside of the United States;

·	differing labor regulations and business practices; and

·
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

There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Other currently available treatments for nmDMD are only palliative. Sarepta Therapeutics recently received approval in the United States for a treatment addressing the underlying cause of disease for different mutations in the DMD gene and other biopharmaceutical companies are developing treatments for Duchenne muscular dystrophy, including palliative treatments (Marathon Pharmaceuticals and Santhera Pharmaceuticals) and treatments addressing the underlying cause of disease for different mutations in the DMD gene (Daiichi Sankyo).

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

Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Furthermore, Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet’s syndrome. Other companies are also pursuing product candidates for the treatment of Dravet’s syndrome, including GW Pharmaceuticals and Insys Therapeutics. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG. Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, Ionis Pharmaceuticals, Inc. and Biogen recently submitted a NDA to the FDA for its antisense product candidate as a treatment for SMA. AveXis, Inc. is also evaluating a gene therapy product candidate for the treatment of SMA. Other companies are also pursuing product candidates for the treatment of SMA, including Novartis Pharmaceuticals Corporation.

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

We face an inherent risk of product liability exposure related to the commercialization of Translarna, any other product that we may commercialize, and in connection with the human clinical trials testing of our product candidates and the sales of our products, including Translarna and any other product that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

·	reduced resources of our management to pursue our business strategy;

·	decreased demand for any product candidates or products that we may develop;

·	injury to our reputation and significant negative media attention;

·	withdrawal of clinical trial participants;

·	significant costs to defend the related litigation;

·	increased insurance costs, or an inability to maintain appropriate insurance coverage;

·	substantial monetary awards to trial participants or patients;

·	loss of revenue; and

·	the inability to commercialize any products that we may develop.

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

Even if we are able to establish and maintain arrangements with third-party manufacturers and distributors, reliance on such service providers entails additional risks, including:

·	reliance on the third party for regulatory compliance and quality assurance;

·	the possible breach of the manufacturing agreement by the third party;

·	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

·	the possibility of commercial supplies of Translarna not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;

·	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions; and

·	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Collaborations involving our product candidates, including our collaborations with the SMA Foundation and Roche, pose the following risks to us:

·	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

·
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

·
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

·
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

·	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

·
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

·	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

·	disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;

·	we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;

·
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

·	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our Translarna MAA. Following the decision of the EMA to release such documentation with only minimal redactions we have initiated litigation before the General Court of the European Union to prevent disclosure of this information, and in July 2016, the Court took the interim measure of ordering the EMA to not release our documents until the substantive case has been decided (by the General Court or in possible appeal proceedings). The EMA has appealed the General Court’s decision on interim measures to the Court of Justice of the European Union and the appeal proceedings are ongoing. While we expect to continue to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful in the aforementioned litigation or in any future challenge that may be raised and we may not ultimately be successful in preventing disclosure of the data in our MAA.

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

We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk-benefit balance of the authorization and our ability to implement measures, including pharmacovigilance plans, that are detailed in the risk management plan, and, when granted, was further conditioned upon our submission of the final clinical study report, including additional efficacy and safety data, from ACT DMD. We submitted the ACT DMD report to the EMA in January 2016 as a type II variation request, which sought to have the specific condition to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA. As of the date of this filing, the EMA’s CHMP has not issued an opinion with respect to our most recent request for renewal of our marketing authorization.

For additional information regarding risks related to the results of ACT DMD, including our interactions with the EMA with respect to the ACT DMD report, see the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”

Conditional marketing authorizations based on incomplete clinical data, including our marketing authorization for Translarna for the treatment of nmDMD, may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the EMA determines that the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations or conditions, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Marketing authorizations subject to conditions are only valid for one year, and must be renewed annually by the European Commission after an assessment by the EMA of the ongoing positive risk-benefit balance in favor of continued authorization and the need for additional or modified conditions.

We had previously anticipated that the EMA's CHMP would issue an opinion with respect to our type II variation and annual renewal submissions requests related to marketing authorization continuation by mid-2016. As of the date of this filing, the EMA's CHMP has not issued an opinion with respect to the renewal of our marketing authorization, although we expect that the committee's opinion as to whether the risk-benefit balance of treatment favors ongoing authorization will be issued in 2016. While the EMA has not formally declined our type II variation request for full approval of our marketing authorization, we believe that it is unlikely that the EMA will recommend in favor of this request.

Following conclusion of an oral explanation meeting with the CHMP in October 2016, the CHMP issued a request for supplementary information, or RSI, with a request classified as a major objection. As with prior RSIs we received during this most recent marketing authorization renewal and variation request process, the major objection relates to the efficacy and overall risk-benefit profile of Translarna as well as the design and conduct of an additional clinical trial that would provide comprehensive clinical data demonstrating a robust and clinically meaningful effect of Translarna in a nmDMD patient population which would confirm the positive risk-benefit ratio of Translarna and address outstanding uncertainties about efficacy. The CHMP has noted in previous RSIs that this trial must be deemed feasible in the post-authorization setting. Generally speaking, a failure to adequately address a major objection would preclude a recommendation for renewal of a marketing authorization. The most recent RSI also includes requests categorized as other concerns, which do not rise to the level of a major objection, and are generally associated with long-term risk and labeling matters as well as the primary pharmacology of Translarna.

The extended duration of this renewal request cycle and some of the recent feedback we have received as part of the annual EMA reassessment process have introduced a greater degree of uncertainty as to whether we will receive a positive opinion from the CHMP. The CHMP may issue a negative opinion against renewal of the marketing authorization on the basis that, in the committee’s view, the balance of risks and benefits of using Translarna for the treatment of nmDMD has changed materially. In such an event the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna.

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

The EMA may also impose other new conditions to our marketing authorization (in addition to the potential new clinical trial described above), and may make other recommendations, including new label restrictions. In the event that we do secure annual renewal of the marketing authorization this year, the EMA could nevertheless later determine that we have not complied, or are unable to comply, with any conditions that have been or may be placed on the marketing authorization, which again could result in the withdrawal of our marketing authorization or other outcome that would have a materially adverse effect on our business.

If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial results and operations.

The FDA denied our first appeal of the Refuse to File letter we received from the agency regarding our NDA for Translarna for the treatment of nmDMD, there is substantial risk that we will not be successful in further appeals of the Refuse to File letter to progressively higher levels of the FDA, and by determining to continue to pursue our appeal under the formal dispute resolution process with the FDA, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired.

On October 17, 2016, we announced that the FDA denied our first appeal of the agency’s decision to issue a Refuse to File letter with respect to our NDA for Translarna for the treatment of nmDMD. Our appeal of the FDA's Division of Neurological Products' refusal to review our NDA is being conducted in accordance with the formal dispute resolution process that exists within the FDA’s Center for Drug Evaluation and Research.

Although we intend to continue our appeal of the Refuse to File determination to progressively higher levels of FDA management under the ongoing formal dispute resolution process, we expect that our efforts to resolve the matters set forth in the Refuse to File letter, whether pursuant to this appeal or otherwise, will be time-consuming and may be expensive. In addition, there is significant risk that the FDA will not reverse its Refuse to File decision and review of our NDA for Translarna for nmDMD in a timely fashion, or at all. For example, we filed a formal dispute resolution request with the FDA in connection with the agency’s refuse to file our NDA submitted for approval of Translarna for the treatment of nmDMD that was based on our Phase 2b data. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2011 NDA. In the current Refuse to File letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.

Even if we are successful in reversing the Refuse to File decision, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical and non-

clinical trials or analyses at significant cost which, if we if are able to enroll and fund and if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.

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

For additional information on ACT DMD, please review the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”

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

We have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates, other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the risk-benefit balance of the authorization by the EMA and satisfaction of any conditions that may be imposed by the EMA (and our most recent request for marketing authorization renewal is pending as of the time of this filing and subject to substantial risk) and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval). We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. There is substantial risk that regulators in other territories will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those territories.

In addition, during the third quarter of 2015 we submitted a variation to our marketing authorization application with the EMA to seek to include Translarna for the treatment of nmCF, and based on recent interactions with the CHMP, we believe that the results from our ongoing ACT CF trial may be required before the CHMP issues an opinion with respect to this type II variation request and we no longer expect final resolution of this matter in 2016. There is substantial risk that the EMA will not grant us approval of Translarna for the treatment of nmCF. We expect that even if the EMA approves a variance to include Translarna for nmCF, the EMA will require us, as a post-approval measure, to provide it with comprehensive clinical data from ACT CF. In addition, unless and until we satisfy the conditions of our primary marketing authorization in the EEA for Translarna (for the treatment of nmDMD), any potential future authorization of Translarna for the treatment of nmCF would continue to be subject to annual review and renewal by the European Commission following reassessment by the EMA. In the event that the European Commission determined not to renew our marketing authorization for Translarna for the treatment of nmDMD, we would be required to submit a separate marketing authorization application to the EMA and European Commission for approval of Translarna for the treatment of nmCF, which would significantly delay our ability to market and sell Translarna in the EEA, if ever.

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

We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing authorization. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization in the EEA is subject to annual renewal pursuant to the EMA reassessment process, which, as of the time of this filing, has not been granted and is subject to substantial risk. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution. For additional information with respect to the risks related to renewal of our marketing authorization in the EEA, see the foregoing risk factor titled “Our marketing authorization in the EEA requires annual renewal by the European Commission, which, as of the date of this filing, has not been granted, and there is substantial risk that the EMA will not determine that the risk-benefit balance of Translarna supports renewal of our marketing authorization, on the current label, or at all, and, even if the European Commission grants renewal of our marketing authorization, such renewal will likely be conditioned upon the results of a not yet designed trial for Translarna for the treatment of nmDMD, which will likely result in significant expense and uncertainty for us. If we are not able to obtain renewal of our marketing authorization, we will not be able to continue to commercialize Translarna for nmDMD and our ability to generate revenue will be materially impaired.”

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results which could negatively affect our business, including:

·	restrictions on such products, manufacturers or manufacturing processes;

·	changes to or restrictions on the labeling or marketing of a product;

·	restrictions on product distribution or use;

·	requirements to implement a REMS;

·	requirements to conduct post-marketing studies or clinical trials;

·	warning or untitled letters;

·	withdrawal of the products from the market;

·	refusal to approve pending applications or supplements to approved applications that we submit;

·	recall of products;

·	fines, restitution or disgorgement of profits or revenues;

·	suspension or withdrawal of marketing authorizations;

·	refusal to permit the import or export of our products;

·	product seizure;

·	injunctions;

·	the imposition of civil or criminal penalties; or

·	debarment.

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

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in other key EEA countries, we have only received both pricing and reimbursement approval on terms that are acceptable to us in a limited number of countries.

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

In addition, adverse clinical and regulatory developments may exacerbate these risks, including the developments noted in the foregoing risk factor titled, “ACT DMD, our Phase 3 trial for Translarna for the treatment of nmDMD, did not meet its primary efficacy endpoint, and we received a Refuse to File letter from the FDA for our NDA submitted with data from this trial and the FDA recently denied our first appeal of the Refuse to File letter, the EMA is questioning the positive risk-benefit balance of Translarna for the treatment of nmDMD based on data from this trial and the CHMP has requested that we submit a proposal for a new clinical trial in nmDMD, and there is substantial risk that other regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”

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

·
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

·
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

·
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

·
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

·
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

·
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

·
HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

·
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

·
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

·
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

·
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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

·	provide for a classified board of directors such that not all members of the board are elected at one time;

·	allow the authorized number of our directors to be changed only by resolution of our board of directors;

·	limit the manner in which stockholders can remove directors from the board;

·	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

·	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

·	limit who may call stockholder meetings;

·
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

·	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

·
any developments related to our ability or inability to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, including matters related to our appeal of the Refuse to File decision by the FDA under the formal dispute resolution process and whether we will be required to complete any additional clinical and non-clinical trials or analyses;

·	whether the EMA determines that the risk-benefit balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all;

·
any developments related to any clinical trial for Translarna for the treatment of nmDMD that may be developed with input from the EMA, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or nonclinical trial that may be required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;

·	other developments concerning our regulatory submissions with the EMA for Translarna for the treatment of nmDMD and for the treatment of nmCF;

·	whether regulators in other territories agree with our interpretation of the results of ACT DMD;

·	our ability to advance the commercialization of Translarna for the treatment of nmDMD;

·	the success of competitive products or technologies;

·	results of clinical trials of Translarna, in particular ACT CF, and any other product candidate that we develop;

·	the development and regulatory status of our SMA program with Roche and the SMA Foundation;

·	results of clinical trials of product candidates of our competitors;

·	regulatory or legal developments in the United States and other countries;

·	developments or disputes concerning patent applications, issued patents or other proprietary rights;

·	the recruitment or departure of key personnel;

·	the level of expenses related to any of our product candidates or clinical development programs;

·	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

·	variations in our financial results or those of companies that are perceived to be similar to us;

·	changes in the structure of healthcare payment systems;

·	market conditions in the pharmaceutical and biotechnology sectors;

·	general economic, industry and market conditions; and

·	the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended September 30, 2016, we issued options to purchase an aggregate of 22,900 shares of common stock to certain new hire employees at a weighted-average exercise price of $8.29 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: November 2, 2016	By:	/s/ Shane Kovacs
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