Form 10-K
period 2016-12-31
PTC THERAPEUTICS, INC.
filed 2017-03-16
CIK 1070081

Use these links to rapidly review the document
TABLE OF CONTENTS PTC Therapeutics, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MarkOne)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $230,565,407. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.
As of February 24, 2017, the registrant had 34,556,440 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

PTC Therapeutics, Inc.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
statements related to our expectations with respect to the closing of our planned acquisition of all rights to Emflaza™ (deflazacort) from Marathon Phamaceuticals, LLC, including with respect to matters of timing, the anticipated financial impact and potential benefits to us, and related integration matters;

•
our ability to resolve the matters set forth in the Refuse to File letter we received from the United States Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, including whether filing our NDA over protest with the FDA will result in a timely or successful review of our NDA, and whether we will be required to perform additional clinical and non-clinical trials or analyses at significant cost;

•
our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the European Medicines Agency, or EMA and by the trial’s deadline;

•
our ability to maintain our marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area, or EEA (which is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA);

•
the timing and scope of our continued commercialization of Translarna as a treatment for nmDMD, including our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we have or may obtain regulatory approval;

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

•
the timing and conduct of our ongoing, planned and potential future clinical trials and studies of Translarna for the treatment of nmDMD, mucopolysaccharidosis type I, or MPS I, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•	the rate and degree of market acceptance and clinical utility of Translarna;

•
the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including whether patients in Germany will continue to be able to access Translarna via a reimbursed importation pathway provided under German law, while maintaining a sustainable price;

•
the timing of and our ability to obtain additional marketing authorizations for Translarna and our other product candidates, and the ability of Translarna and our other product candidates to meet existing or future regulatory standards;

•
our ability to maintain the current label under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD, whether pursuant to our Phase 2 study of Translarna for nmDMD in pediatric patients, or otherwise;

•	the timing of our planned closures of extension trials for Translarna for the treatment of nmCF;

•	the potential receipt of revenues from future sales of Translarna and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD;

•	the potential impact that enrollment, funding and completion of Study 041 may have on our revenue growth;

•
our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver Translarna in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

•	our ability to establish and maintain arrangements for the manufacture of Translarna and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

•	our other regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to pursue development of Translarna for additional indications;

•	our ability to advance our earlier stage programs, including our cancer stem cell program;

•	our plans to pursue research and development of other product candidates;

•	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets;

•	the potential advantages of Translarna;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	our competitive position; and

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
In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to “PTC,” “PTC Therapeutics,” “we,” “us,” “our,” “the Company,” and similar references refer to PTC Therapeutics, Inc. and, where appropriate, its subsidiaries. The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.
All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

PART I
Item 1.    Business
Overview
We are a global biopharmaceutical company focused on the discovery, development and commercialization of novel medicines using our expertise in RNA biology. The letters “PTC” in our corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. We believe that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. Since our founding nearly 20 years ago, our mission has focused on developing treatments to fundamentally change the lives of patients living with rare genetic disorders.
Our lead product, Translarna™ (ataluren) received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. We have been generating revenue from sales of Translarna for the treatment of nmDMD through reimbursed early access programs, or EAP programs, or commercial sale, since the third quarter of 2014. During fiscal year 2016, Translarna achieved net sales of $81.4 million and is currently available for the treatment of nmDMD in over 25 countries.
Our marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization and is further subject to a specific obligation to conduct and submit the results of a three-year clinical trial comprised of an18-month, placebo-controlled clinical trial, followed by an 18-month open-label extension, which we refer to together as Study 041.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by us in December 2015. In February 2016, following our initial submission, we received a Refuse to File letter from the FDA stating that our NDA was not sufficiently complete to permit a substantive review.
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nmCF patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, we plan to discontinue our current clinical development of Translarna for nmCF and close ongoing extension studies for Translarna for the treatment of nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications: mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5.
We hold worldwide commercialization rights to Translarna for all indications in all territories. The EMA has designated Translarna as an orphan medicinal product and the FDA has granted orphan drug designation to Translarna for the treatment of cystic fibrosis, or CF, Duchenne muscular dystrophy, or DMD, mucopolysaccharidosis type I, or MPS I, and aniridia.
We continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The initiation in the fourth quarter of 2016 of Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients was followed by the initiation of Firefish, a two-part clinical study in infants with type 1 SMA. Each of the

Sunfish and Firefish studies are investigating the safety, tolerability and efficacy of the compound RG7916 in the applicable patient populations. Part one of each study is a dose-finding study with the primary objectives of evaluating the safety, pharmacokinetics, and pharmacodynamics of RG7916 in patients and to select the dose for part two of the applicable study. Part one of each study is expected to be followed by a pivotal part two with the primary objective of evaluating the efficacy of RG7916. The FDA has granted orphan drug designation to RG7916 for the treatment of patients with SMA.
In December 2016, the Phase 2 Moonfish study, which was evaluating the safety and efficacy of RG7800 (another compound within the SMA program), was terminated.
In addition, we have a pipeline of product candidates that are in early clinical and preclinical development, including our cancer stem cell program. Our preclinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including neuromuscular disease and oncology. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies.
On March 16, 2017, we announced that we have entered into an asset purchase agreement with Marathon Pharmaceuticals, LLC, under which we have agreed to acquire all rights to EmflazaTM (deflazacort), subject to the satisfaction or waiver of certain conditions. Emflaza received approval from the FDA on February 9, 2017 as a treatment of Duchenne muscular dystrophy in patients five years of age and older. Additional information concerning the planned acquisition is discussed in Note 17. Subsequent Events in the consolidated financial statements and Item 1A. Risk Factors, each appearing elsewhere in this Annual Report on Form 10-K. Unless otherwise stated or the context otherwise requires, we have not reflected in this Annual Report on Form 10-K the changes to our business that may occur if we consummate the planned acquisition.
Product development programs
The following table summarizes key information about our most advanced product development programs that are being developed by us, or in collaboration with other pharmaceutical companies or independent investigators. All of the compounds in these programs are new chemical entities that we identified using our proprietary technologies.

Program	Development status
Translarna for nmDMD
• Marketing authorization granted in the EEA (1)

• Finalized Study 041 protocol with the EMA (1)

• October 24, 2017 PDUFA date set for NDA filed over protest (2)

• Phase 2 pediatric safety and pharmacokinetics study in patients two to five years of age ongoing

Translarna for nmCF	• Discontinued
Translarna for nmMPS I	• Phase 2 study ongoing
Translarna for nonsense mutation aniridia	• Phase 2 study ongoing
Translarna for nonsense mutation Dravet syndrome/CDKL5	• Phase 2 study ongoing
Spinal muscular atrophy collaboration with Roche & the SMA Foundation	• Part one of Sunfish study (type 2/3 patients) ongoing • Part one of Firefish study (type 1 patients) ongoing
Cancer stem cell program (PTC596)	• Phase 1 dose-escalation safety and pharmacokinetics study completed (3)
_______________________________________________________________________________

(1)
The marketing authorization in the EEA includes the specific obligation to conduct and submit the results of Study 041 to the EMA by the end of the third quarter of 2021 and requires annual renewal by the European Commission following reassessment by the EMA of the benefit-risk profile of the authorization.

(2)
We filed the NDA in the first quarter of 2017 using the FDA’s file over protest regulations, which allow us to have the NDA filed and reviewed following receipt of the FDA’s Refuse to File letter in February 2016 with respect to our initial NDA submission. The FDA has granted a standard review for the NDA and has set a target PDUFA review date of October 24, 2017, however, such date is not binding on the agency.

(3)
PTC596 was generally well tolerated as a monotherapy, producing systemic concentrations in patients similar to or exceeding those associated with preclinical activity. Though a protocol-defined maximum tolerated dose was not reached, the dose of 10 mg/kg was deemed intolerable due to pill burden and certain excipients that may have contributed to Grade 2 nausea, vomiting, and diarrhea in two of three patients.

Translarna™ (ataluren)
Mechanism of action
We discovered Translarna by applying our technologies to identify molecules that promote or enhance the suppression of nonsense mutations. Nonsense mutations are implicated in a variety of genetic disorders. Nonsense mutations create a premature stop signal in the translation of the genetic code contained in messenger RNA, or mRNA, and prevent the production of full-length, functional proteins. We believe that Translarna interacts with the ribosome, which is the component of the cell that decodes the mRNA molecule and manufactures proteins, to enable the ribosome to read through premature nonsense stop signals on mRNA and allow the cell to produce a full-length, functional protein. As a result, we believe that Translarna has the potential to be an important therapy for genetic disorders for which a nonsense mutation is the cause of the disease. Genetic tests are available for many genetic disorders, including those noted above, to determine if the underlying cause is a nonsense mutation. Translarna has been generally well tolerated in all of our clinical trials to date, which have enrolled over 1,000 individuals to date.
Nonsense mutation Duchenne muscular dystrophy (nmDMD)
Muscular dystrophies are genetic disorders involving progressive muscle wasting and weakness. DMD is the most common and one of the most severe types of muscular dystrophy. DMD occurs when a mutation in the dystrophin gene prevents the cell from making a functional dystrophin protein. Dystrophin is a muscle membrane associated protein and is critical to the structural and membrane stability of muscle fibers in skeletal, diaphragm and heart muscle. The absence of normally functioning dystrophin results in muscle fragility, such that muscle injury occurs when muscles contract or stretch during normal use. As muscle damage progresses, connective tissue and fat replace muscle fibers, resulting in inexorable muscle weakness.
Because the dystrophin gene is located on the X chromosome, DMD occurs almost exclusively in young boys. According to Parent Project Muscular Dystrophy, DMD occurs in approximately 1 in 3,500 live male births, while information from Moat, et al. (2013) in the European Journal of Human Genetics indicate prevalence of approximately 1 in 5,000 live male births. Genetic tests are available to determine if a patient’s DMD is caused by a nonsense mutation. Based on information from Prior, et al. (1995) in the American Journal of Human Genetics, we estimate that a nonsense mutation is the cause of DMD in approximately 13% of patients. Overall, we estimate that there are approximately 7,000 nmDMD patients worldwide, with approximately 85% of such patients outside of the United States, including in Europe, Latin America, Asia Pacific, Middle East and Northern Africa regions. nmDMD is an ultra-rare, life threatening disorder. Without treatment, patients with DMD typically lose walking ability by their early teens, require ventilation support in their late teens and, eventually, experience premature death due to heart and lung failure. The average age of death for DMD patients is in their mid-twenties.
Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy
European Economic Area
We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the EEA. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041.
In January 2016, we submitted the final clinical study report from our Phase 3 clinical trial in nmDMD, which we refer to as ACT DMD, to the EMA in fulfillment of the initial specific obligation placed on our marketing authorization. The primary efficacy endpoint of ACT DMD was not achieved with statistical significance. We made our submission to the EMA as a type II variation request that sought to have this initial specific obligation to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA.
In January 2017, the European Commission renewed our marketing authorization based on the totality of the clinical data available from our trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of our Phase 2b and Phase 3 clinical trials, and our commitment to conduct and submit the results of Study 041 to the EMA by the end of the third quarter of 2021. Study 041 is a three-year clinical trial to confirm the efficacy and safety of Translarna in the approved patient population. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. See “Item 1. Business—Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy—Study 041” for further information regarding the specific obligation to the marketing authorization in the EEA.
Because the EMA did not grant our request for full marketing authorization, the authorization remains subject to the annual EMA reassessment. The marketing authorization renewal granted in January 2017 is effective, unless extended, through August 5, 2017. We submitted a marketing authorization renewal request to the EMA in February 2017.
Marketing authorization is required in order for us to engage in any commercialization of Translarna in the EEA, including through participation in the market access process and related pricing and reimbursement negotiations, on a country-by-country basis with each country in the EEA, and is also required to make Translarna available under EAP programs. See “Item 1. Business—Commercial Matters—Market Access Considerations” and “Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “—Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA, the market access process and related risks.
As the marketing authorization holder, we are obligated to monitor the use of Translarna for nmDMD to detect, assess and take required action with respect to information that could impact Translarna’s safety profile and to report this information, through pharmacovigilance submissions, to the EMA. Following its assessment of these submissions, the EMA can recommend to the European Commission actions ranging from the continued maintenance of the marketing authorization to its withdrawal.
United States
We submitted our completed NDA to the FDA in December 2015 with our ACT DMD analyses, after commencing our submission on a rolling basis in December 2014.
On February 22, 2016, we received a Refuse to File letter from the FDA stating that our NDA was not sufficiently complete to permit a substantive review in particular because, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. While other comments and requests were noted in the letter as items to be addressed if the NDA were to be resubmitted, the FDA specified that they were not related to its refusal to file our NDA.
Following the FDA’s refusal to file our NDA, we initiated dialogue with the FDA to discuss and clarify the matters set forth in the letter and determine our best path forward. In accordance with the formal dispute resolution process that exists within the FDA’s Center for Drug Evaluation and Research, we filed a formal appeal of the Refuse to File letter, which was denied in October 2016. In the first quarter of 2017, we filed our Translarna NDA for nmDMD via the FDA’s file over protest regulations. We included additional retrospective and post hoc analyses from our clinical trials with the NDA filed in 2017, including analyses of the 6-minute walk test using alternative statistical and analytical methods and new analyses from the North Star Ambulatory Assessment test, a functional scale designed for boys affected by DMD. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission.
The FDA has notified us that it has granted a standard review for the NDA and has set a target PDUFA review date of October 24, 2017. The PDUFA date is the target date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA date.
There is significant risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the FDA, pursuant to the file over protest process or otherwise, the agency will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, and will not grant marketing approval for Translarna for the treatment of nmDMD.
See “Item 1. Business—Government Regulation—The new drug approval, or NDA, process” below for further discussion with respect to the NDA process. See “Item 1. Business—Translarna™ (ataluren)” and “Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “—Risks Related to Regulatory Approval of our Product and our Product Candidates” for further detail regarding the results of our completed trials and studies of Translarna for the treatment of nmDMD, the Refuse to File letter, our regulatory strategy in the United States, and the related risks to our business.
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
In 2010, in connection with our NDA based on our Phase 2b data, we had received a refuse to file letter from the FDA. The FDA refused to file this NDA on the grounds that the single placebo controlled Phase 2b clinical trial contained in the NDA did not achieve statistical significance in the pre-specified analysis. In December 2011, we filed with the FDA a formal dispute resolution request concerning the NDA. We requested review of the issues related to the FDA’s refusal to file the NDA and a prospective resubmission of the NDA with updated information and analyses. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2010 NDA. In the current Refuse to File letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.
Other Territories
Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015 and these licenses are currently active. Many territories outside of the EEA, including Israel and South Korea, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA determined not to renew or otherwise modified or withdrew our marketing authorization in the EEA.
We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions. In March 2016, we withdrew our New Drug Submission, or NDS, with Health Canada for Translarna for nmDMD. We are considering our best path forward for re-submitting the NDS in Canada and for progressing with our marketing authorization submissions in other territories, subject to our progress with regulatory matters in the United States and the EEA, as described above.
Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy
Phase 2 pediatric study
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s labeling to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, includes a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment).
Study 041
Overview. As a specific obligation to our marketing authorization in the EEA, we are required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. As a condition to our marketing authorization, we are required to submit the results of Study 041 to the EMA by September 2021. The protocol for Study 041 has been approved by the CHMP.
For a discussion of the risks related to conducting clinical trials, in general, and Study 041, in particular, please see “Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates” ands “—Risks Related to Regulatory Approval of our Product and our Product Candidates”.
Enrollment. According to the study protocol, Study 041 will enroll nmDMD patients aged five years and above who achieve a 6-minute walk distance, or 6MWD, equal to or greater than 150 meters at three pre-treatment evaluation times (screening, baseline day one and baseline day two), tested as set forth in the protocol. Qualified participants will also need to perform timed function tests of running/walking 10 meters, climbing/descending four stairs and standing from supine within 30 seconds at both screening and baseline and meet the other criteria set forth in the protocol.
Of the approximately 250 patients planned to be enrolled in Study 041, approximately 160 patients are expected to meet the criteria for inclusion in the primary analysis population, which we refer to as the modified intention-to-treat population, or mITT. Patients included in the mITT must be at least 7, but less than 16, years old, with a 6MWD of equal to or greater than

300 meters and a stand from supine time of five seconds or more, each as tested at screening and baseline.
Objectives and endpoints. The primary objective of Study 041 is to evaluate the effect of Translarna on ambulation and endurance as assessed by the 6-minute walk test, or 6MWT. The primary analysis of Stage 1 will evaluate the difference in slope of change in 6MWD from baseline to week 72 between Translarna and placebo in the mITT population. Data from participants who do not qualify for inclusion in the mITT will be used for summary and analysis of efficacy endpoints.
Slope of change in 6MWD over 144 weeks will also be assessed as a secondary endpoint at the conclusion of Stage 2, and the consistency of the results at 144 weeks against week 72 will be assessed. Changes in 6MWD from baseline to week 72 and week 144 respectively will also be assessed as secondary endpoints.
A secondary objective of Study 041 is to determine the effects of Translarna on ambulation and burst activity as assessed by timed function tests (10-meter run/walk, 4-stair stair-climb, and 4-stair stair descend). Each timed function test will be analyzed as a secondary endpoint for both the mITT and ITT populations, at the end of Stage 1 and Stage 2. A separate analysis will evaluate 10-meter run/walk results in participants with a baseline 6MWD below 300 meters. An additional analysis will evaluate a composite endpoint of average change in times to run/walk 10 meters, climb 4 stairs, and descend 4 stairs. We will also assess each of time to loss of ambulation, stair-climbing and stair-descending over 72 weeks and over 144 weeks.
Determination of the effects of Translarna on lower-limb muscle function as assessed by the North Star Ambulatory Assessment, or NSAA, a functional scale designed for boys affected by DMD, will serve as an additional secondary objective. NSAA scores will be analyzed as secondary endpoints for both the mITT and ITT populations, at the end of Stage 1 and Stage 2. A separate analysis for Stage 2 will evaluate changes in total score in participants with a baseline 6MWD of equal to or greater than 400 meters and under 7 years of age. We will also assess the risk of loss of NSAA items over 72 weeks and 144 weeks.
The safety profile of Translarna also will be evaluated throughout Stage 1 and Stage 2 as a secondary objective.
Certain exploratory endpoints will also be assessed in Study 041. In patients aged 7 years and above, change from baseline in upper limb function will be assessed using both functional testing and parent/ caregiver-reported questionnaires. In patients under 7 years of age, muscle strength will be assessed by change from baseline in myometry parameters. At pre-qualified sites only, magnetic resonance imaging will be used to assess change from baseline in muscle fat fraction. The effects of Translarna on pulmonary function will be assessed by change from baseline in forced vital capacity. In addition, subject- and parent/caregiver-reported questionnaires and at-home diaries will assessed to evaluate the effect of Translarna on health-related quality of life (HRQL) changes from baseline.
Stratification. In Stage 1, participants will be randomized 1:1 to placebo or Translarna (10, 10, 20 mg/kg). The randomization will be stratified based on type of concomitant corticosteroid used at baseline (deflazacort versus prednisone/prednisolone), maximum of the two valid 6-minute walk tests performed at baseline day 1 and day 2 (<300 meters versus ≥300 to <350 meters, versus ≥350 to <400 meters, versus ≥400 meters), and time to stand from supine at baseline (<5 seconds versus ≥5 seconds).
Observational study, data collection, and open label, extension trials of Translarna for treatment of nmDMD
We are undertaking a multi-center, observational post-approval study of patients receiving Translarna on a commercial basis, as required by the Pharmacovigilance Risk Assessment Committee of the EMA and in collaboration with TREAT-NMD and the Cooperative International Neuromuscular Research Group. During the study we will gather data on Translarna safety, effectiveness, and prescription patterns in routine clinical practice.
Pursuant to the five-year managed access agreement entered into in July 2016 between us, the U.K. National Institute for Health and Care Excellence, or NICE, National Health Services England, or NHS England, and other interested parties, the NorthStar Network is collecting data on the efficacy of Translarna for the treatment of nmDMD as measured by the NorthStar Ambulatory Assessment test. Patients receiving Translarna will be compared to an historical natural history population as well as a matched control group in order to assess response to treatment over the period specified in the managed access agreement.
An open label, extension trial involving patients who participated in ACT DMD is also ongoing, across multiple sites in the United States, Europe and other territories. Two open label, extension trials involving patients from the United States, Europe, Israel, Australia, and Canada who had participated in our prior trials for nmDMD are also ongoing. In certain limited territories where Translarna is available via a commercial or EAP program, we have begun to wind down the studies and are investigating the potential impact that additional site closures may have on our research and development expense.
Completed clinical trials of Translarna in nonsense mutation Duchenne muscular dystrophy
Phase 3 clinical trial of Translarna for nmDMD (ACT DMD)

In October 2015, we announced results from ACT DMD, also referred to as Study 020, our Phase 3, double-blind, placebo-controlled, 48-week clinical trial to evaluate the safety and efficacy of Translarna in patients with nmDMD. ACT DMD involved 228 patients at 53 sites across 18 countries.
In the overall intent-to-treat, or ITT, study population, the primary endpoint of change from baseline at week 48 in the 6MWT, showed a 15 meter benefit in favor of Translarna, which did not meet statistical significance.
A summary of the safety and efficacy results from ACT DMD is outlined below.
Safety and tolerability.    The results of ACT DMD confirmed the favorable safety profile of Translarna seen in our 48-week, 174-patient Phase 2b double-blind, placebo controlled clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD completed in 2009, or the Phase 2b trial.
Translarna was generally well tolerated in ACT DMD. There were two study discontinuations due to adverse events, including one in the Translarna arm (constipation) and one in the placebo arm (disease progression). Most treatment-emergent adverse events were mild or moderate in severity. The most common adverse events in this trial were vomiting (20.4% overall), nasopharyngitis (20.0%), headache (18.3%), and fall (17.8%). These events were generally balanced across treatment arms and are typical of pediatric illnesses and/or patients with DMD. Adverse events with at least a 10% incidence in either treatment arm that were seen with increased frequency from the placebo group to the Translarna 40 mg dose group were vomiting (18.3% for placebo, 23.6% for the Translarna 40 mg group), nasopharyngitis (19.1% for placebo, 20.9% for the Translarna 40 mg group), fall (17.4% for placebo, 18.3% for the Translarna 40 mg group), cough (11.3% for placebo, 16.5% for the Translarna 40 mg group) diarrhea (8.7% for placebo, 17.4% for the Translarna 40 mg group), and pyrexia (10.4% for placebo, 13.9% for the Translarna 40 mg group). An overview of adverse events in this trial is shown in the table below.
Overview of treatment-emergent adverse events in Phase 3 clinical trial (as-treated population)

Parameter	Placebo N=115	Translarna 40 mg group N=115	All patients N=230
Patients with ≥1 adverse event	101 (87.8)%	103 (89.6)%	204 (88.7)%
Adverse events by severity
Grade 1 (mild)	54 (47.0)%	61 (53.0)%	115 (50.0)%
Grade 2 (moderate)	37 (32.2)%	35 (30.4)%	72 (31.3)%
Grade 3 (severe)	9 (7.8)%	7 (6.1)%	16 (7.0)%
Grade 4 (life-threatening)	—	—	—
Adverse events by relatedness
Unrelated	47 (40.9)%	44 (38.3)%	91 (39.6)%
Unlikely	30 (26.1)%	20 (17.4)%	50 (21.7)%
Possible	18 (15.7)%	27 (23.5)%	45 (19.6)%
Probable	6 (5.2)%	12 (10.4)%	18 (7.8)%
Discontinuations due to adverse events	1 (0.9)%	1 (0.9)%	2 (0.9)%
Serious adverse events	4 (3.5)%	4 (3.5)%	8 (3.5)%
Deaths	—	—	—
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

Additional endpoints included the NSAA test and the Pediatric Outcomes Data Collection Instrument, or PODCI, a validated tool for measuring quality of life in pediatric patients with orthopedic conditions. These additional endpoints favored Translarna in the ITT population but did not meet statistical significance.
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
Pre-specified meta-analysis.    The meta-analysis combined efficacy results from the ACT DMD ITT population and Phase 2b ambulatory decline phase subgroup. The Phase 2b ambulatory decline phase patients includes the patients from our randomized, double-blind, placebo controlled, Phase 2b clinical trial in patients with nmDMD who would have met the enrollment criteria of ACT DMD.
Results from the meta-analysis showed a statistically significant 21 meter improvement in 6MWD (p = 0.015) favoring Translarna.
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
Statistical Considerations.    The pre-specified meta-analysis results, which favored Translarna in the 6MWT and each of the timed function tests, are considered statistically significant. In the pre-specified subgroups of ACT DMD patients with a baseline 6MWD less than 350 meters and 300 to 400 meters, the p-values for the 6MWT and each of the timed function tests are considered nominal. For information with respect to the use of nominal p-values and post-hoc analyses, see Item 1A. Risk Factors, “Our conclusions regarding the activity and potential efficacy of Translarna in nmDMD are primarily based on retrospective, subgroup and meta-analyses of the results of our Phase 2b and ACT DMD clinical trials of Translarna for the treatment of nmDMD. Other than with respect to certain of our meta-analyses, results of our analyses are expressed as nominal p-values, which are generally considered less reliable indicators of efficacy than adjusted p-values. In addition, retrospective analyses are generally considered less reliable than pre-specified analyses.”
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
Phase 2b clinical trial of Translarna for nmDMD
Overview.    In March 2010, we announced the results of a randomized, double-blind, placebo controlled, dose ranging Phase 2b clinical trial evaluating the long term efficacy and safety of Translarna in patients with nmDMD as confirmed by gene sequencing. We conducted this clinical trial in 174 patients in 11 countries. The primary objective of this trial was to evaluate the effect of Translarna on ambulation using 6MWD at week 48 of the trial compared to baseline as the primary efficacy endpoint. Supportive analyses of ambulation consisted of the proportion of patients with at least 10% worsening in 6MWD at week 48 of the trial compared to baseline and time to persistent 6MWD 10% worsening from baseline. Multiple additional secondary and exploratory endpoints, including, among others, tests of muscle function based on time to climb four stairs, descend four stairs, run/walk 10 meters and stand from supine, were monitored for the primary purpose of gaining a greater understanding of clinical trial design in DMD. We assessed safety through collection of adverse event information, measurement of laboratory parameters and performance of electrocardiograms, or ECGs. We also evaluated study drug compliance and Translarna plasma concentrations.
Patients enrolled in this trial were at least five years of age, had the ability at baseline to walk at least 75 meters unassisted during a 6MWT, had onset of disease signs/symptoms prior to age nine, had elevated creatine kinase levels, and had ongoing difficulty with walking. Patients were excluded from the trial if they had a prior or ongoing clinically significant illness, had a positive hepatitis B or hepatitis C test or had recently used systemic aminoglycosides. Patients receiving corticosteroid therapy were required to have initiated therapy more than six months prior to enrollment and to be on a stable dosing regimen for at least three months prior to entering the trial. The trial protocol specified a clinic visit every six weeks to assess efficacy and safety and an interim laboratory visit every three weeks for the first 24 weeks of the trial. The treatment duration was 48 weeks.
Patients were stratified based on age, baseline 6MWD, and use of corticosteroids. Patients were randomized in a 1:1:1 ratio to receive (i) placebo; (ii) daily dose of 40 mg/kg of Translarna, or the 40 mg group; and (iii) daily dose of 80 mg/kg of Translarna, or the 80 mg group.
Pre-specified analysis in ITT population.    We performed the primary analysis of the mean change in 6MWD from baseline to 48 weeks specified in the trial protocol in the ITT population. The ITT population included all 174 randomized patients with a valid 6MWT available at baseline and at least one post-baseline visit. Analysis of the results of the ITT population showed that patients in the 40 mg group had notably less decline in their walking ability than the patients taking placebo, with a difference of 29.7 meters between the 40 mg group and placebo in mean change in 6MWD over 48 weeks. Although this result was consistent with the clinically meaningful treatment effect of 30 meters specified in the trial protocol, the resulting nominal p-value of 0.149 was not statistically significant at the pre-specified level of less than 0.05. Typically, a trial result is statistically significant if the chance of it occurring when the treatment is like placebo is less than one in 20, resulting in a p-value of less than 0.05. A p-value is called nominal if it is the result of one particular comparison when more than one comparison is possible, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed.
In addition, ITT population analysis showed that there was no difference between patients in the 80 mg group from placebo in mean change in 6MWD over 48 weeks. Although unanticipated, this finding is consistent with a bell-shaped dose-response curve that we observed in four subsequent non-clinical studies of Translarna in DMD and other genetic disorders. Under analysis of the ITT population, pre-specified measurements of supportive analyses of ambulation were not reached in any of the three treatment arms of the trial.
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

•
Our pre-specified statistical model used to calculate the p-value and significance of the trial results omitted a specific statistical term designed to address the potential relationship between the 6MWD results at baseline and at each subsequent patient visit. As has now become standard practice in analyses of repeated-measures data, we adjusted our statistical model to add this statistical term in preparing the corrected ITT analysis.

•
Because the 6MWD data were non-normally distributed, our pre-specified analysis used rank-transformed data in which the 6MWD values for each patient were ordered from smallest to largest and ranked from one to 174. However, ranking the data in this way did not fully reflect the large variability as measured in meters that we observed in the original 6MWD data. In the corrected ITT analysis, we used a re-randomization test, rather than rank transformation of the data, to address non-normality of the trial data. This re-randomization test allowed analysis of the 6MWD results in meters, rather than ranking the results relative to one another, to more accurately reflect the large variability in walking distances.

•
Two patients had lower limb injuries after screening but prior to their baseline assessment. These injuries substantially affected their walking ability and led to aberrantly low baseline 6MWD values that did not accurately reflect their pre-treatment ambulatory ability. These baseline 6MWT were incorrectly classified as valid by the investigative site, and the resulting data should not have been included in the ITT analysis. In the corrected ITT analysis, we replaced the baseline values for these two patients with their valid screening values.

The results of our post-hoc analysis of the primary efficacy endpoint of this trial are shown in the table below.
Change in 6-minute walk distance from baseline to week 48 (corrected ITT analysis)

	Treatment arm
Summary of change from baseline to week 48	Placebo N=57	Translarna 40 mg/kg/day N=57	Translarna 80 mg/kg/day N=60
Mean (standard deviation), meters	–44.1 (88.0)	-12.9 (72.0)	–44.8 (84.8)
Mean difference from placebo, meters		31.3	–0.7
Nominal p-value (vs. placebo)		0.0281	0.912
Adjusted p-value (vs. placebo)		0.0561	0.991
In the corrected ITT analysis, the difference between the 40 mg group and placebo in mean change in 6MWD over 48 weeks was 31.3 meters. We observed clear separation between the 40 mg group and placebo, with the difference between the arms increasingly favoring the 40 mg group over time. The resulting nominal p-value for the comparison of mean change in 6MWD from baseline to week 48 for the 40 mg group versus placebo was 0.0281. However, because two dose levels were compared to placebo, we were required to apply a multiplicity adjustment, which yielded a final adjusted p-value of 0.0561 for the 40 mg group versus placebo.
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
Safety and tolerability.    Translarna was generally well tolerated at both dose levels in our Phase 2b clinical trial. There were no study discontinuations due to adverse events. Most treatment-emergent adverse events were mild or moderate in severity. Investigators’ attributions of drug-related adverse effects were generally similar across the placebo and Translarna arms. The most common adverse events in this trial were vomiting (46.6% overall), headache (29.3%), diarrhea (24.1%), nasopharyngitis (20.7%), fever (19.0%), cough (19.0%) and upper abdominal pain (17.8%). These events were generally balanced across treatment arms and are typical of pediatric illnesses. Adverse events with at least a 10% incidence in any treatment arm that were seen with increased frequency from the placebo group to the Translarna 40 mg dose group to the Translarna 80 mg dose group were nausea (12.3% for placebo, 14.0% for the Translarna 40 mg group and 16.7% for the Translarna 80 mg group), abdominal pain (7.0% for placebo, 12.3% for the Translarna 40 mg group and 16.7% for the Translarna 80 mg group), pain in extremity (10.5% for placebo, 12.3% for the Translarna 40 mg group and 13.3% for the Translarna 80 mg group), flatulence (7.0% for placebo, 8.8% for the Translarna 40 mg group and 11.7% for the Translarna 80 mg group) and nasal congestion (7.0% for placebo, 8.8% for the Translarna 40 mg group and 10.0% for the Translarna 80 mg group). An overview of adverse events in this trial is shown in the table below.
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
Nonsense mutation cystic fibrosis (nmCF)
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nmCF patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of ataluren in the ACT CF study was consistent with previous studies and no new safety signals were identified.
Based on the results of ACT CF, we plan to discontinue our current clinical development of Translarna for nmCF. In connection with this discontinuation, we intend to close the two open label extension trials previously made available to patients who successfully completed blinded treatment in our prior Phase 3 clinical trials for Translarna in nmCF. We have also withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
Phase 3 clinical trial of Translarna for nmCF (ACT CF)
In the intent-to-treat population, the primary endpoint of lung function as measured by absolute change from baseline in percent-predicted forced expiratory volume in one second assessed as an average at Week 40 and at Week 48 showed a 0.6% difference in favor of Translarna versus placebo (-1.4% change on Translarna versus -2.0% change on placebo; p=0.534). For the secondary endpoint of rate of pulmonary exacerbations, there was a trend in favor of Translarna, with the rate in the Translarna group being 14% lower than the placebo group (p=0.401). These results were not statistically significant.
ACT CF was conducted in 16 countries and enrolled 279 patients who were randomized to receive either Translarna or placebo.
Safety and tolerability.    The preliminary results of ACT CF confirmed the safety profile of Translarna with no new safety signals identified. Translarna was generally well tolerated in the clinical trial. There were seven (2.5%) study discontinuations due to adverse events, including three (2.1%) in the Translarna 40 mg group (chest discomfort/pain of extremities/flushing in one patient, dizziness/headache in a second patient and dysuria in a third patient) and four (2.9%) in the placebo group (pulmonary exacerbation in one patient, cough/dyspnea in a second patient, depressed mood in a third patient and gama glutamyltransferase elevation in a fourth patient). Most treatment-emergent adverse events were mild or moderate in severity.
The most common adverse events (regardless of treatment group) in this trial were infective pulmonary exacerbations (63.1%), cough (18.3%), viral upper respiratory tract infection (17.2%), and upper respiratory tract infection (15.1%). These events were mostly balanced across treatment arms and are typical adverse events in patients with cystic fibrosis. Adverse events with at least a 10% incidence in either treatment arm that were seen with increased frequency in the Translarna 40 mg group compared to the placebo group were viral upper respiratory tract infection (15.1% for placebo, 19.3% for the Translarna 40 mg group), cough (18.0% for placebo, 18.6% for the Translarna 40 mg group), sinusitis (9.4% for placebo, 11.4% for the Translarna 40 mg group), and hemoptysis (7.9% for placebo, 10.0% for the Translarna 40 mg group).
Prior Phase 3 clinical trial of Translarna for nmCF (Study 009)
The study population that we used in ACT CF was based on, and reflected our analysis of the results of, our randomized, double-blind, placebo controlled, Phase 3 clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmCF completed in 2011, or Study 009. Although the primary endpoint of relative change in percent-predicted forced expiratory volume in one second was not achieved in Study 009, we believe the outcomes observed in multiple endpoints between the subgroup of patients who were not prescribed chronic inhaled tobramycin and the subgroup of patients who were prescribed chronic inhaled tobramycin as well as post-hoc in vitro testing showing the interference of aminoglycoside antibiotics with Translarna activity supported the hypothesis that inhaled tobramycin may interfere with Translarna’s mechanism of action.
Translarna was generally well tolerated in Study 009, and there were generally similar adverse event profiles in patients treated with Translarna and patients treated with placebo. Most serious adverse events were cystic fibrosis pulmonary exacerbations unrelated to study drug treatment. Most treatment-emergent adverse events were mild or moderate in severity. Investigators’ attributions of severity and drug-relatedness were generally similar across the placebo and Translarna arms. The most common adverse events during this trial were cystic fibrosis pulmonary exacerbation (78.2% overall), cough (25.6%) and viral upper respiratory tract infection (21.0%). These events were slightly more frequent in the placebo arm and are typical of cystic fibrosis. Adverse events with at least a 10% incidence in any treatment arm that were seen with higher frequency in the Translarna arm were headache (11.9% for placebo and 16.7% for Translarna), abdominal pain (12.7% for placebo and 15.0% for Translarna), sinusitis (11.9% for placebo and 12.5% for Translarna) and vomiting (8.5% for placebo and 11.7% for Translarna). Eleven patients prematurely discontinued treatment because of adverse events, including eight in the Translarna arm and three in the placebo arm.
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
TranslarnaTM for additional indications
Over the last seven years multiple independent investigators have conducted preclinical studies in which Translarna enabled readthrough of the premature stop codons from a large set of nonsense mutations across a diverse group of experimental models exhibiting various genetic disorders. The studies evaluated Translarna’s ability to read through premature stop codons in mRNA in cell-free systems, transfected cell lines, mouse models and patient cells. Based on these studies by independent investigators in addition to our own trials and studies, we expect to continue to pursue additional indications for Translarna, including nmMPS I and aniridia caused by nonsense mutation and, via an investigator initiated study, Dravet syndrome/CDKL5 caused by nonsense mutation.
Nonsense mutation aniridia
Aniridia is a genetic disorder due to mutations in the PAX6 gene associated with loss of eyesight and other symptoms. We estimate that approximately one-third of all aniridia cases are due to a nonsense mutation. In a prior study conducted by an independent investigator, Translarna-treated mice with nonsense mutation aniridia showed a significant increase in the PAX6 protein in a nonsense mutation PAX6 gene, but not in mice with a PAX6 gene harboring a splice-site mutation. The investigators in this study found that Translarna not only inhibited disease progression, but also reversed corneal, lens and retinal malformation defects and restored electrical responses of the retina.
The first patient in our clinical study of Translarna in nonsense mutation aniridia, which we refer to as STAR, was dosed in February 2016. STAR is a Phase 2, randomized, double-masked, placebo-controlled study of Translarna in patients with aniridia caused by a nonsense mutation, followed by an open-label extension study. Patients will receive masked study drug for 48 weeks followed by open-label Translarna for another 48 weeks. Safety and efficacy will be assessed.
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
A clinical study assessing Translarna in nonsense mutation Dravet syndrome/CDKL5 was initiated in the first quarter of 2017.
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
During the first quarter of 2015, we amended the trial design for our Phase 2, multicenter, proof-of-concept study to evaluate the safety and pharmacokinetics of Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy, which contributed to delays in site initiation and patient accrual. We have continued to encounter difficulties identifying qualified patients for this study. Patients enrolled will participate in the study for approximately 12 weeks of Translarna treatment. The pharmacodynamic activity of Translarna in nmMPS I will also be explored via assessment of GAG levels in cerebrospinal fluid, urine, and blood.
Spinal muscular atrophy program
Spinal muscular atrophy, or SMA, is a genetic neuromuscular disease characterized by muscle wasting and weakness. The disease generally manifests early in life. SMA is caused by defects in the Survival Motor Neuron 1, or SMN1, gene that encodes the survival motor neuron, or SMN, protein. The SMN protein is critical to the health and survival of the nerve cells in the spinal cord responsible for muscle contraction. A second gene, SMN2, is very similar to SMN1, except that SMN2 is alternatively spliced and mostly produces an ineffective SMN protein that is missing a particular nucleotide sequence known as exon 7. According to the SMA Foundation, SMA is the leading genetic cause of death in infants and toddlers. We estimate that SMA affects approximately 20,000 to 30,000 children and adults in the United States, Europe and Japan and that one in 11,000 children are born with the disease.
Using our alternative splicing technology and in collaboration with the SMA Foundation, we identified highly potent small molecule splicing modifiers that in non-clinical studies in cultured cells isolated from patients with SMA increased both the inclusion of exon 7 in the SMN2 mRNA and the levels of SMN protein produced by SMN2. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these orally bioavailable compounds, penetrate the blood-brain barrier and increase the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.
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
RG7800 was formerly the subject of a Phase 2 randomized, double blind, placebo controlled study called Moonfish in adult and pediatric patients with SMA. Results from the first cohort in Moonfish, which included 13 adult and adolescent SMA patients, demonstrated that SMN protein can be increased with RG7800, providing proof of mechanism for oral small molecule SMN2 splicing modifiers. Up to three-fold increases in the ratio of full length SMN2 mRNA to SMN2Δ7 mRNA and up to two-fold increases in SMN protein were observed versus baseline, as measured in whole blood. RG7800 was well tolerated over 12 weeks at a dose of 10 mg once daily. In addition, a dose-dependent effect on SMN2 alternative splicing was observed in a previous Phase 1 clinical study of RG7800 in healthy volunteers.
Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate a non-clinical safety finding observed in a longer term animal study. Although RG7800 remains a potential product candidate under the SMA program, the Moonfish trial was terminated in December 2016.
A different compound in the SMA collaboration, RG7916, is currently being advanced in development. In October 2016, a two-part clinical study, called Sunfish, initiated in pediatric and adult type 2 and type 3 SMA patients to investigate the safety, tolerability and efficacy of RG7916. Both parts of Sunfish will be double-blinded, placebo-controlled, and randomized. Part one of the study is a dose-finding study in approximately 36 type 2 and type 3 SMA patients for a minimum of 12 weeks with the primary objective of evaluating the safety, pharmacokinetics, and pharmacodynamics of RG7916 in patients, and to select the dose for the second part of the study. The pivotal part two of Sunfish will be a confirmatory study in approximately 150 type 2 and type 3 SMA patients for up to 24 months with the primary objective of evaluating the efficacy of RG7916 compared to placebo, followed by an open-label extension study.

A two-part clinical study, called Firefish, also recently initiated in infants with type I SMA. Part one of Firefish is an open-label, dose escalation study in at least 8 infants for a minimum of 4 weeks. The primary objective of part one is to assess the safety profile of RG7916 in infants and determine the dose for part two. Part two is an open-label, single-arm study in approximately 40 infants with type I SMA for 24 months. The primary objective of part two is to assess the efficacy of RG7916 at the selected dose over a 12-month treatment period.
Commencement of the pivotal part two portion of either Sunfish or Firefish will trigger a single $20 million milestone payment to us from Roche. We anticipate that both Sunfish and Firefish will move into the pivotal second part of the respective study during 2017.
A Phase 1 study for RG7916 in healthy volunteers to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics completed in 2016. Results indicated that RG7916 was well tolerated and treatment resulted in dose-dependent increases of full length SMN2 mRNA and decreases of SMN2 mRNA without exon 7 (SMNΔ7), which may be interpreted as proof of mechanism in terms of the expected pharmacodynamic effect.
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
Our product candidate in the cancer stem cell program, PTC596, is a first-in-class, orally bioavailable and potent small molecule that targets tumor stem cell populations by reducing the activity and amount of a protein called BMI1. Elevated levels of BMI1 are associated with more aggressive tumors and a poor prognosis in a wide variety of cancers, including glioblastoma. In in vitro assays, PTC596 preferentially depleted cancer stem cells derived from glioblastoma, fibrosarcoma, prostate and colon cancers. In contrast, the widely used cytotoxic chemotherapeutic agents carboplatin, temozolomide, methotrexate and indibulin enriched the population of cancer stem cells in these same assays.
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
A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study in advanced cancer patients with solid tumors initiated for PTC596 in April 2015 and completed in the first quarter of 2017. PTC596 was generally well tolerated as a monotherapy, producing systemic concentrations in patients similar to or exceeding those associated with preclinical activity. Though a protocol-defined maximum tolerated dose was not reached, the dose of 10 mg/kg was deemed intolerable due to pill burden and certain excipients that may have contributed to Grade 2 nausea, vomiting, and diarrhea in two of three patients. Data from this study and continued clinical development of PTC596, including reformulation efforts, are expected during 2017.
We received grant funding of $5.4 million for our cancer stem cell program from the Wellcome Trust prior to 2014. To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments. Our first such milestone payment of $0.8 million to Wellcome Trust occurred in the second quarter of 2016. For additional information, see “Item 1. Business - Our Collaborations and Funding Arrangements”.
Pre-clinical and other programs

We continue to invest in our pre-clinical product pipeline by committing significant resources to research and development programs and business development opportunities within our areas of scientific expertise, including potential collaborations, alliances, and acquisitions or licensing of assets that complement our strategic mission to leverage our knowledge of RNA biology to bring novel therapeutics to patients affected by rare and neglected disorders.
Scientific Background of Post-Transcriptional Control Processes
Post-transcriptional control processes are the events that occur in a cell following the transcription of DNA to make RNA. These processes regulate, for example, how long an RNA molecules last in the cell, how precursor messenger RNA, or pre-mRNA, molecules undergo splicing, and how efficiently mRNA molecules are translated to produce a protein.
The majority of human protein-encoding genes are not contiguous but have an interrupted structure consisting of nucleotides that comprise the mRNA, called exons. The genetic information encoded within a gene is composed of exons which are interrupted by stretches of nucleotides called introns that are removed immediately after the gene is transcribed from DNA to pre-mRNA. The process of intron removal is called splicing.
A mRNA contains multiple regions that have specific functions. Although the protein coding region of mRNA contains the instructions to manufacture the protein, portions of mRNA that do not code for the protein, known as untranslated regions, or UTRs, are unique to specific mRNAs and are directly involved in the post-transcriptional control of protein production. Interactions of factors in the cell with the UTRs on the mRNA determine when and how much protein is produced as well as how mRNA is degraded and eliminated from the cell.
Our Approach
Our approach to drug discovery and development is to target systematically post-transcriptional control processes by small molecule therapeutics. We believe that focusing on post-transcriptional control processes will enable us both to address known drug targets through new mechanisms of action and to pursue a broad range of targets that have previously not been amenable to drug discovery. We believe that a large number of promising post-transcriptional control drug targets remain unexploited, providing a significant opportunity for our integrated and systematic approach to drug discovery. This technology also has broad applicability to address intractable drug targets in a wide variety of diseases for which there is an unmet medical need, including genetic disorders, cancer, and musculoskeletal disorders, as well as inflammation, metabolic disorders, cardiovascular conditions and neurological disorders.
Our RNA Biology Focused Small Molecule Technology Platform
We have developed and assembled an integrated set of proprietary technologies focused on our understanding of RNA biology for the discovery of small molecules that target post-transcriptional control processes. Our technologies allow us to screen our compound library against targets in many different therapeutic areas in an expeditious and cost-effective manner. Our efforts span from target identification and characterization to the identification of selective lead molecules. From these lead molecules, our research team undertakes a chemical optimization program designed to select an appropriate development candidate. We refer to our technologies as GEMS (gene expression modulation by small-molecules), alternative splicing, and nonsense suppression.
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
Target proteins of potential biological and medical relevance to human disease are assessed for the prevalence of regulation through the unique UTRs. Once a target is selected, we precisely define the UTR and generate proprietary assays to screen our library of over 300,000 compounds to identify those that enhance or inhibit expression of the target gene by modulating the post-transcriptional control processes that act through the 5’- and 3’- UTRs of the target mRNA.
Alternative splicing
We use our alternative splicing technology to identify molecules that modulate mRNA splicing. Pre-mRNA splicing is a multi-step biochemical reaction. Approximately 94% of all human genes undergo splicing. In addition, through alternative splicing, one gene can often generate several mRNA products by including or excluding exons that can result in the mRNA being regulated differently or a different protein being produced. Altered regulation of alternative splicing is the direct cause of many human diseases, including many forms of cancer, Riley-Day syndrome (familial dysautonomia), myotonic dystrophy and SMA.

We have developed a powerful high-throughput drug discovery technology that enables us to identify small molecule modifiers of pre-mRNA splicing. The technology relies on a sensitive quantification of mRNA directly in human cells or tissue samples. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of the Survival Motor Neuron 2, or SMN2, gene, which is implicated in the genetic disorder SMA. Based on this experience, we believe that other small molecule drug candidates can be rapidly identified that correct alternative splicing of genes, promote inclusion of specific exons into mRNA or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes in all therapeutic areas.
Nonsense suppression
We use our nonsense suppression technology to identify molecules that promote or enhance readthrough of premature stop codons. The presence of a premature stop codon results in translation termination before a full-length protein can be produced. Our nonsense suppression technologies identify small molecules that increase readthrough at the premature stop codon by facilitating the incorporation of a defined set of amino acids at the site of the premature stop codon to enable production a full-length protein. We believe this approach is applicable to a wide variety of therapeutic areas.
In addition to identifying molecules that increase readthrough, we are identifying molecules that can enhance the nonsense suppression effect of Translarna and other readthrough agents by preventing the decay of nonsense-containing mRNAs, which we refer to as nonsense mediated decay. We have developed a high throughput screen to identify molecules that increase the level of nonsense-containing mRNAs. We can evaluate the effect of these molecules alone and in combination with Translarna in cell-based models of disease, identify lead compounds and initiate a chemical optimization program. We are currently in the process of evaluating compounds as single agents and in combination with readthrough compounds in preparation for an optimization program.
Our Collaborations and Funding Arrangements
We currently have ongoing collaborations with Roche and the SMA Foundation. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations. In addition to these material collaboration and funding agreements, which are described in more detail below, we have a collaboration focused on translational research for discovering and developing new treatments for orphan disorders with the University of Pennsylvania’s Center for Orphan Disease Research & Therapy. In addition, during 2015 we announced our research collaboration with Massachusetts General Hospital, or MGH, a Partners Healthcare hospital, for the treatment of rare genetic disorders resulting from pre-mRNA splicing defects pursuant to which we have certain licensing, development and commercialization obligations to MGH.
Roche and the SMA Foundation
Overview.    In November 2011, we entered into a license and collaboration agreement with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA sponsored research program with the SMA Foundation and to research other small molecule compounds with potential for therapeutic use in patients with SMA. The research term of this agreement was terminated effective December 31, 2014. The ongoing collaboration is governed by a joint steering committee consisting of an equal number of representatives of us, the SMA Foundation and Roche. We, the SMA Foundation and Roche have agreed to endeavor to make decisions by consensus, but if the joint steering committee cannot reach agreement after following a specified decision resolution procedure, Roche’s decision will control. However, Roche may not exercise its final decision-making authority with respect to certain specified matters, including any decision that would increase our or the SMA Foundation’s obligations, reduce our or the SMA Foundation’s rights, expand Roche’s rights, or reduce Roche’s obligations under the license and collaboration agreement.
Commercialization.    We have granted Roche worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to such compounds and products. Roche is responsible for pursuing worldwide clinical development of compounds from the research program and has the exclusive right to develop and commercialize compounds from the collaboration.
Payments and Contingent Payments.    Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325 million in payments if specified sales milestones are achieved. As of December 31, 2016, we have earned $27.5 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to Phase 2 clinical study in SMA patients. We are also entitled to tiered single-digit to mid-teen royalties on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.
Termination.    Unless terminated earlier, the license and collaboration agreement will expire on the date when no royalty or other payment obligations are or will become due under the agreement. Roche’s termination rights under the license and collaboration agreement includes the right to terminate the agreement at any time after November 22, 2013 on a product-by-product and country-by-country basis upon three months’ notice before the launch of the applicable product or upon nine months’ notice thereafter; and the right to terminate the agreement in specified circumstances following a change of control of us. The license and collaboration agreement provides that we or Roche may terminate the agreement in the event of an uncured breach by the other party of a material provision of the agreement, or in the event of the other party’s bankruptcy or insolvency. Upon termination of the collaboration agreement by Roche for convenience or termination by us as a result of Roche’s breach, bankruptcy, change of control or patent challenge, we have the right to assume the development and commercialization of product candidates arising from the license and collaboration agreement. In that event, we may become obligated to pay royalties to Roche on sales of any such product.
SMA Foundation
Overview.    In June 2006, we entered into a sponsored research agreement with the SMA Foundation under which we and the SMA Foundation have collaborated in the research and preclinical development of small molecule therapeutics for SMA. As discussed above, we are also collaborating with the SMA Foundation and Roche to further develop these compounds. Pursuant to the sponsored research agreement, as amended, the SMA Foundation provided us with $13.3 million in funding. The SMA Foundation is not obligated to provide any further funding under this agreement.
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
Termination.    Unless terminated earlier, the sponsored research agreement will continue until the earliest of the SMA Foundation’s receipt of the repayment amount or, if there was a reversion, either our receipt of all reversion payments that the SMA Foundation may be obligated to make to us or, if the SMA Foundation is not obligated to make reversion payments, the expiration of the last-to-expire patent we licensed to the SMA Foundation in connection with such reversion. The sponsored research agreement provides that either party may terminate the agreement in the event of an uncured material breach by the other party or in the event of the other party’s bankruptcy or insolvency.
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

The other agreement, entered into in December 2011, relates to the research and development of small molecule compounds that target life-threatening infections caused by multidrug-resistant Gram-negative bacteria. Pursuant to this agreement, Wellcome Trust awarded us a $5.0 million grant, of which approximately $1.7 million was paid in connection with execution of the agreement. In connection with the achievement of a specified milestone, we received $1.6 million in 2013, $0.8 million in 2014 and $0.7 million in 2015. We are no longer actively pursuing an antibacterial program and do not expect to receive additional funding under this agreement.
Development and commercialization.    We own all intellectual property that arises from the conduct of the research programs under these funding agreements, which we refer to as program intellectual property, and are responsible for developing and commercializing the program intellectual property, including PTC596 (for our cancer stem cell program), and other compounds. However, we will require Wellcome Trust’s written consent prior to any such development or commercialization. If Wellcome Trust withholds such consent and we and Wellcome Trust are not able to resolve Wellcome Trust’s concerns, the parties have agreed to follow a specified dispute resolution procedure that gives neither party final decision-making authority.
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
Continuing financial obligations-cancer stem cell program.    To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product under our cancer stem cell program. We made the first development milestone payment of $0.8 million to Wellcome Trust under this agreement during the second quarter of 2016. Additional development and regulatory milestone payments up to an aggregate of $22.4 million may become payable by us under the agreement. For example, in the event a Phase 2 clinical study of a research program candidate, such as PTC596, is commenced, a milestone payment of $2.5 million would become payable by us to Wellcome Trust upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study.
If we had continued development under our former antibacterial program, similar milestone and royalty payments from us to Wellcome Trust would have applied under that agreement.
Additional continuing financial obligations.    Our obligation to pay the royalties describe above would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. To the extent that we develop and commercialize program intellectual property on a for-profit basis through outlicensing, we will be obligated to pay to Wellcome Trust a specified share of any consideration we receive from our licensee, provided that Wellcome Trust would be entitled to receive a minimum amount equal to its original contribution. We would incur no payment obligations to Wellcome Trust to the extent that we elect to develop and commercialize program intellectual property on a non-profit basis.
Termination.    Unless terminated earlier, each funding agreement will continue until we have received the full amount of the grant, the research program has ended, the last-to-expire of the patents in the program intellectual property has expired, any agreement entered into for the exploitation of the program intellectual property or our background intellectual property has expired, and there are no remaining payment obligations relating to the exploitation of the program intellectual property or our background intellectual property. Each funding agreement provides that either party may terminate the agreement in the event of an uncured material breach by the other party or in the event of the other party’s bankruptcy or insolvency and that Wellcome Trust may terminate the agreement under specified circumstances, including, among others, in specified circumstances following a change in control of us or if Wellcome Trust believes that an uncorrected serious failure exists in the progress, management or conduct of the research program or that an act or omission by us is incompatible with or has an adverse effect on Wellcome Trust’s charitable objectives or reputation.
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

Certain specified rights and obligations of the parties will generally survive termination of the funding agreements, including Wellcome Trust’s right to receive payments from us with respect to development and commercialization of program intellectual property on a for-profit basis.
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
As of January 12, 2017, our patent portfolio included a total of 92 U.S. patents and 47 U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts to many of these patents and patent applications. We own or exclusively in-license these patents and patent applications with claims directed to the composition of matter, pharmaceutical formulation and methods of use of many of our compounds, including ataluren, the active ingredient in the formulated product TranslarnaTM.
The patent rights relating to TranslarnaTM (ataluren) owned by us consist of 27 issued U.S. patents relating to composition of matter, methods of use, formulation, dosing and methods of manufacture and multiple pending patent applications relating to composition of matter, methods of use, formulation, dosing and methods of manufacture. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. Issued U.S. patents relating to therapeutic method of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, South America, Europe, Africa, Asia and Eurasia. We own five granted European patents relating to composition of matter, uses, dosing and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. The expiration dates of the granted and allowed European patents occur for composition of matter in 2024, for dosing regimens in 2026 and 2027, and for the manufacturing process in 2027. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension based on Hatch-Waxman cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended.
Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based on obtaining a Supplementary Protection Certificate (SPC). We have applied for SPCs for ataluren in all applicable European countries in which we have a European patent and expect that all will be granted. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. In the future, if and when our product candidates receive approval by the FDA or other non-European foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

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
Manufacturing
We do not own or operate manufacturing or distribution facilities for the production of clinical or commercial quantities of Translarna or for our other product candidates or compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical and commercial supplies of Translarna as well as any other product or product candidate that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing.
The active pharmaceutical ingredients in Translarna and our product candidates are provided by third-parties. We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our cancer stem cell program through another third-party manufacturer.
We engage two separate manufacturers to provide bulk drug product. We have a relationship with three manufacturers that are capable of providing fill and finish services for our finished commercial and clinical product, although we are still in the process of finalizing arrangements with one of these manufacturers with respect to commercial product services. We anticipate completing applicable validation procedures for this manufacturer in 2017 for both commercial and clinical product.
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates, although we may seek to establish such arrangements in the future. We may be unable to conclude agreements for commercial or clinical supply with third-party manufacturers, or may be unable to do so on acceptable terms.
We currently obtain our supplies of Translarna and our other product candidates from our third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a validated manufacturer, we believe that there are a number of potential replacements for each of our outsourced services, however we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.
All of our drug candidates are organic compounds of low molecular weight, generally called small molecules. We have selected these compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and reasonable cost of their starting materials. Translarna is manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2016, and none are currently expected in 2017. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
Manufacturers and suppliers of product candidates are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and applicable foreign standards.

We currently have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for clinical programs and limited commercial and EAP programs. We have engaged with third party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf.
Research and Development Expense and Other Financial Information
The research and development expenses in each of our last three fiscal years is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial information about our net product revenues, net loss per share attributable to our common stockholders and our total assets are provided in our consolidated financial statements included in this Annual Report on Form 10-K.
Commercial Matters
Sales and marketing team
To date all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. In addition to multiple European countries, we have employees in Latin America, Japan and Canada. As of December 31, 2016, our international team was comprised of approximately 87 employees and nine full-time contractors, including support personnel and members of our commercial team who work with physicians, patient advocacy groups and other stakeholders who are involved in the treatment of patients suffering from nmDMD.
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
Customers
During 2016, all of our product revenue was attributable to Translarna for the treatment of nmDMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.
During 2016, over 10% of our net product sales were attributable to orders from two of our distributors. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 14, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
In some countries, including Brazil, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales.
Market Access Considerations
Translarna for the treatment of nmDMD is currently available on a commercial basis in Austria, Czech Republic, Denmark, Hungary, Israel, Italy, Norway, Slovakia, and the United Kingdom (including England, Scotland, Northern Ireland, and Wales). Commercial drug is also currently available in Germany, subject to the matters discussed below. We consider Translarna to be commercially available when a reference price for the drug is established in the applicable country and we are permitted to market treatment to patients.
Translarna for the treatment of nmDMD is also currently available through reimbursed early access programs, or EAP programs, in select countries where funded named patient or cohort programs exist, both within the EEA and in other territories. These programs generally reference the EMA’s determinations with respect to our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia,

Cyprus, France, Greece, Hong Kong, Kuwait, Portugal, Spain, Sweden, Switzerland, and Turkey. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or “named” patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories other than France, which is a cohort program.
Our ability to make Translarna available via commercial or EAP programs is dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA as well as the specific obligation to conduct and submit the results of Study 041. See “Item 1. Business—Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy—European Economic Area” and “Risk Factors“—Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.
Our future revenues from Translarna, and any other product candidates we may develop, depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers. Each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take over 18 months from initiation to complete. As a result, our commercial launch in the EEA has been and is expected to continue to be on a country-by-country basis and we generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.
We have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries and have received both pricing and reimbursement approval on terms that are acceptable to us in a number of countries. The price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be lower than the price that can be realized for purchases of product in that country pursuant to a reimbursed early access program.
In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. For example, in France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, we may become obligated to repay such excess amount to the applicable government health program. Such retroactive reimbursement would be made following the conclusion of price negotiations with the applicable government health authority.
We delisted Translarna from the German pharmacy ordering system, effective April 1, 2016, based on unsustainable pricing established by the arbitration board in Germany. However, patients and healthcare professionals in Germany have generally been able to access Translarna through a reimbursed importation pathway possible under German law. There can be no assurance that all such patients will continue to be successful in obtaining reimbursed access to Translarna.
In England, our pricing and reimbursement negotiations took place between mid-2014 to mid-2016, and culminated in a five-year managed access agreement between us, NHS England, NICE, and other interested parties. The managed access agreement establishes the clinical details surrounding the use of Translarna, including the confidential financial terms and the collection of further data on the efficacy of Translarna for the treatment of nmDMD with NICE guidance to be reviewed again at the end of the five-year period, before future funding decisions are taken.
We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.
For important information regarding market access and pricing and reimbursement considerations see “Item 1. Business—Pharmaceutical Pricing and Reimbursement” and “Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “—Risks Related to Regulatory Approval of our Product and our Product Candidates”.
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
The competition for Translarna and our other product candidates includes the following:

•
Translarna for nmDMD.  There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics recently received approval in the United States for a treatment addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene (Sarepta, Daiichi Sankyo, and Nippon Shinyaku).

•
Translarna for Other Indications.  Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Furthermore, Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet syndrome. Other companies are also pursuing product candidates for the treatment of Dravet syndrome, including GW Pharmaceuticals, Zogenix, and Insys Therapeutics. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG.

•
Spinal Muscular Atrophy Collaboration.  Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, in December 2016, the FDA approved nusinersen, a drug developed by Ionis Pharmaceuticals, Inc. and marketed by Biogen, to treat SMA. AveXis, Inc. is also evaluating a gene therapy product candidate for the treatment of SMA. Other companies are also pursuing product candidates for the treatment of SMA, including Trophos (also in collaboration with Roche), Kowa, Novartis Pharmaceuticals Corporation, and Cytokinetics.

Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. See “Item 1A. Risk Factors—Risks Related to Regulatory Approval of our Product and our Product Candidates” for important information regarding some of the risks to our business arising as a result of government regulation.
U.S. government regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Failure to comply with the applicable FDA requirements at any time pre- or post-approval may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.
The new drug approval process

Failures to comply with the applicable FDA requirements at any time during the product development process or approval process may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.
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
To market a new drug in the United States, a sponsor generally must undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations and other applicable laws or regulations;

•	submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin;

•	approval by an independent Institutional Review Board, or IRB, prior to initiation and subject to continuing review;

•
completion of adequate and well-controlled clinical trials in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines, to establish the safety and efficacy of the product for each of its proposed indications;

•	submission and FDA acceptance of an NDA, or satisfactory completion of an FDA Advisory Committee meeting, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.
Preclinical tests include laboratory evaluations of product chemistry, stability, toxicity and formulation, as well as animal studies. In order to begin clinical testing, a sponsor must submit an IND to the FDA, which includes, among other things, the results of the preclinical tests, manufacturing information, analytical data, proposed clinical protocols, and any available clinical data or literature on the drug product. Some preclinical testing may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. In other words, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 clinical trials may be conducted in patients or healthy volunteers to evaluate the product’s safety, dosage tolerance and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase 2 clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug for specific indications.
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
Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 3 clinical trials usually involve comparison with placebo, standard treatments or other active comparators. These trials are intended to establish the overall risk- benefit profile of the product or product candidate and provide an adequate basis for physician labeling. Phase 3 clinical trials are usually larger, more time consuming, more complex and more costly than Phase 1 and Phase 2 clinical trials.
Clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or a data safety monitoring board may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects are or would be exposed to an unreasonable and significant risk of illness or injury. Similarly, an IRB can suspend or terminate approval of a clinical trial if the trial is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients. The FDA typically requires that an NDA include data from two adequate and well-controlled clinical trials, but approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence. In some cases, the FDA may condition approval of an NDA on the applicant’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.
The FDA’s accelerated approval process allows for potentially faster development and approval of certain drugs intended to treat serious or life- threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval process, the adequate and well-controlled clinical trials conducted with the drug establish that the drug has an effect on a “surrogate” endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical benefit other than survival or irreversible morbidity. Drugs approved through the accelerated approval process are subject to certain post-approval requirements, including that the applicant complete Phase 4 clinical trials to demonstrate the drug’s clinical benefit. If the trials fail to verify the clinical benefit of the drug, the FDA may withdraw approval of the application through a streamlined process.
The FDA has explained in guidance that some drugs are dependent upon the use of an in vitro diagnostic test, such as when the use of the drug is limited to a specific patient subpopulation that can be identified by using the test. The guidance refers to the diagnostic tests used with these types of drugs as in vitro companion diagnostic devices. According to the guidance, in vitro companion diagnostic devices may require the submission and approval of a premarket approval application before they are marketed. Some in vitro companion diagnostic devices, however, could potentially be cleared through a 510(k) premarket notification submission. The guidance states that the FDA generally will not approve a drug that is dependent upon the use of an in vitro companion diagnostic device if no such device is FDA- approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug without an approved or cleared in vitro companion diagnostic device when the drug is intended to treat a serious or life- threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of drug with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA guidance documents represent the FDA’s current thinking on a topic but do not establish legally enforceable responsibilities.
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including proposed labeling and information on the chemistry, manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. In most cases, the NDA must be accompanied by a substantial user fee, though a waiver of such fees may be obtained under certain limited circumstances. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit a substantive review.
If the FDA determines that the NDA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file an NDA, the applicant may request an informal conference with the FDA about whether the application should be filed. After the conference, the applicant may request that the application be filed over protest. When an application is filed over protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the file over protest procedure and the FDA’s policies explain that an application filed over protest does not receive a timeline for review and is designated a standard review.
In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA’s dispute resolution procedures. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months after submission of an NDA in which to complete its initial review of a standard NDA and respond to the applicant, and eight months for a priority review NDA. The FDA does not always meet its PDUFA goal dates for review of NDAs. The review process and the PDUFA goal date may be extended by additional three month review periods whenever the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle.
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
The FDA will typically inspect one or more clinical sites to assure compliance with GCP before approving an NDA. The FDA also will inspect the facility or the facilities at which the product is manufactured before the NDA is approved. The FDA will not approve the product unless current good manufacturing practice, or cGMP, compliance is satisfactory. The FDA may also take into account results of inspections performed by certain counterpart foreign regulatory agencies in assessing compliance with GCP or cGMP. The FDA has entered into international agreements with foreign agencies, including the EMA, in order to facilitate this type of information sharing. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.
Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
The testing and approval process requires substantial time, effort and financial resources, and may take years to complete. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.
We may encounter difficulties or unanticipated costs in our efforts to secure necessary FDA approvals, which could delay or prevent us from marketing our products. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The advisory committee process may cause delays in the approval timeline. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully, particularly any negative recommendations or limitations, when making drug approval decisions.
The FDA may limit the indications for use, approve narrow labeling relegating a drug to second- line or later-line use, add limitations of use to the labeling or place other conditions on approvals, which could restrict the marketing of the products. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. After approval, some types of changes to the approved product, such as adding new indications, which may themselves require further clinical testing, or changing the manufacturing process are subject to further FDA review and approval.
Post-approval requirements.
After FDA approval of a product is obtained, we are required to comply with a number of post-approval requirements, including, among other things, establishment registration and product listing, record-keeping requirements, reporting certain adverse reactions and production problems to the FDA, providing updated safety and efficacy information, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the drug’s safety and efficacy.
The FDA also has the authority to require a drug-specific risk evaluation and mitigation strategy, or REMS, to ensure the safe use of the drug. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. The REMS strategy must be approved by the FDA. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on an approved drug if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug for off-label uses, manufacturers may only promote the drug for the approved indications and in accordance with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including adverse publicity, warning and untitled letters from the FDA, requests for corrective advertising or communications with doctors, and civil penalties or criminal prosecution.
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
We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product and product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.
Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if issues bearing on the product’s safety or efficacy are discovered. Newly discovered or developed safety or effectiveness data or other information may also require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established that could delay or prevent FDA approval of our products under development or negatively impact the marketing of any future approved products.
Orphan drug designation.
We have received orphan drug designation from the FDA for Translarna for the treatment of nmCF, nmDMD, nmMPS I, and nonsense mutation aniridia. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.
Hatch-Waxman exclusivity.
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
For some applications that do not qualify for five-year exclusivity, the FDCA provides a shorter three-year period of market exclusivity. Three-year exclusivity applies to an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity
Pediatric exclusivity is another type of non-patent market exclusivity in the United States and, if granted, provides for the attachment of an additional six months of market protection to the term of any existing Orange Book- listed patents or regulatory exclusivity, including the non-patent exclusivity periods described above. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued “Written Request” for such a study or studies.
Regulation outside the United States
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. And, even if regulatory approval is granted, it may be withdrawn or limited under certain circumstances or post-approval requirements may be imposed by the applicable regulatory authority.
Regulation in the European Union
We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy, nmCF, aniridia and nmMPS I - but have only received conditional marketing authorization for Translarna for the treatment of nmDMD. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized E.U. marketing authorization, as well as 10 years of E.U. market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor any E.U. member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product and product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

Overview of application process.    To obtain regulatory approval of a drug under the European Union’s regulatory systems and authorization procedures, an applicant may submit marketing authorization applications under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products, like Translarna for the treatment of nmDMD, and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all E.U. member states based on a single application. Under the centralized procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co-rapporteur, it prepares a list of potential outstanding issues, referred to as “other concerns” or “major objections”. These are sent to the applicant together with CHMP’s recommendation. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the “other concerns” and/or “major objections” identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are “major objections”.
Applicants have three months from the date of receiving the potential outstanding issues to respond to the CHMP, and can request a three-month extension if necessary. The granting of a marketing authorization will depend on the recommendations and potential major objections identified by the CHMP as well as the ability of the applicant to adequately respond to these findings. An accelerated assessment can be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. After the adoption of the CHMP opinion, a decision on the marketing authorization application must be adopted by the European Commission, after consulting the European Union member states, which in total can take more than 60 days.
An applicant for a marketing authorization application may request a re-examination in the event of a negative opinion, in connection with which CHMP appoints new rapporteurs. Within 60 days of receipt of the negative opinion, the applicant must submit a document explaining the basis for its request for re-examination. The CHMP has 60 days to consider the applicant’s request for re-examination. The applicant may request an oral explanation before the CHMP, which is routinely granted, following which CHMP will adopt a final opinion. The final opinion, whether positive or negative, is published by the CHMP shortly following the CHMP meeting at which the oral explanation takes place.
Conditional marketing authorizations.    In specific circumstances, as with Translarna for the treatment of nmDMD, E.U. legislation enables applicants to obtain a marketing authorization on a conditional basis prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for products designated as orphan medicinal products, if (1) the benefit-risk balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. The granting of a conditional marketing authorization will depend on the applicant’s ability to fulfill the conditions imposed within the agreed upon deadline.
For important information about matters that may adversely affect our ability to renew our conditional marketing authorization for Translarna, see “Item 1A. Risk Factors—Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “Risks Related to Regulatory Approval of our Product and our Product Candidates.”
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
However, in the framework of a variation application assessment procedure, the EMA may send one or more requests for supplementary information to the marketing authorization holder, requiring that additional information be provided by the marketing authorization holder to support its variation application. Such supplementary requests will be sent together with a timetable stating the date by when the marketing authorization holder must submit the requested data and, where appropriate, the extended evaluation period to be applied to such variation procedure. The 90 day variation procedure may be suspended for up to three months for the marketing authorization holder to submit its responses to such supplementary requests. The marketing authorization holder will be notified of the outcome of the CHMP’s assessment of the variation procedure within 15 days from the adoption of the CHMP opinion. If unfavorable, the CHMP opinion may be subject to a re-examination procedure upon the marketing authorization holder’s request. This may imply an additional minimum two month procedure. If the CHMP opinion is favorable, the European Commission will usually vary the marketing authorization to introduce the additional therapeutic indication within approximately two months from the receipt of the final CHMP opinion.
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
In the European Union, independently generated data submitted as part of a full marketing authorization application dossier are protected by regulatory data protection (‘data exclusivity’) for a period of eight years from the granting of a marketing authorization for a ‘reference product’. This means that for a period of eight years, competent authorities may not accept marketing authorization applications that rely on the independently generated data in the marketing authorization dossier of the reference product. Generic medicinal products that rely on the independently generated data of the reference product may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference medicinal product. These periods of data exclusivity and market exclusivity do not prevent other companies from obtaining a marketing authorization based on their own independently generated data.
If a marketing authorization is granted by the EEA for a medicinal product, such as the marketing authorization granted for Translarna for the treatment of nmDMD by the EMA, the marketing authorization holder is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal products that are in addition to the other conditions of the marketing authorization described above. The marketing authorization holder must, for example, comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of E.U. member states may conduct inspections to verify compliance with applicable requirements, and the marketing authorization holder will have to continue to expend time, money and effort to remain compliant. Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the E.U. Similarly, failure to comply with the E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.
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
The EMA is responsible for coordinating inspections to verify compliance with the principles of good clinical practice, or GCP, good manufacturing practice, or GMP, good laboratory practice, or GLP, and good pharmacovigilance practice, or GVP. These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the European Union. The EMA coordinates any inspection requested by the CHMP in connection with the assessment of marketing authorization applications or matters referred to these committees. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of a marketing authorization application, but could arise post-authorization.
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
Early access programs
Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional early access programs, and some countries may provide reimbursement for drugs provided in the context of such programs. In the European Union, the legal basis for early access programs, also referred to as named-patient and compassionate use programs, is set out in the E.U. legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to early access programs have been adopted and implemented by E.U. member states in their national laws. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for early access programs must generally be obtained from national competent authorities, which might not grant such authorization. Obtaining authorization for an early access program in one country does not ensure that authorization will be obtained in another country. U.S. law permits “expanded access” (also known as compassionate use and treatment use) for certain patients with serious diseases who have no comparable alternative treatment options. To provide expanded access, sponsors must submit detailed regulatory information to the FDA. FDA authorization depends on several different factors, including whether expanded access will interfere with related clinical trials or drug development. Sponsors may not promote products as safe or effective for expanded-access uses.
Pharmaceutical Pricing and Reimbursement
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceuticals have been a focus of this effort. Foreign governments, the U.S. government, and state legislatures have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low-priced and high- priced member states), can further reduce prices. In some countries we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product or product candidate to other available therapies in order to obtain reimbursement or pricing approval.
Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example in the United States, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may reduce the profitability of drug products. However, the new Presidential administration and Congress have expressed a desire to repeal the Affordable Care Act, which has contributed to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Any regulatory approval of a product is limited to specific diseases and indications for which such product has been deemed safe and effective by the FDA. Coverage by federal healthcare programs, however, may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities’ coverage of the same products. Sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs (such as, in the United States, Medicare and Medicaid), private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the significant research and development challenges and costs and resulting pricing considerations typically associated with drugs developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in connection with drugs that are perceived as having high costs. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors.
The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third- party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our product or product candidates or conduct direct head-to-head studies to demonstrate clinical superiority and cost- effectiveness. Our products and product candidates may not be considered clinically superior and cost- effective to competitor products.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement.
For important information regarding certain pricing and reimbursement matters see “Item 1. Business-Market Access Considerations” and “Item 1A. Risk Factors,” including the risk factor titled “Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
Freedom of Information Requests
We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization application for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the European Union to prevent disclosure of this information, and in July 2016, the Court took the interim measure of ordering the EMA not to release our documents until the substantive case has been decided (by the General Court and/or in possible appeal proceedings). The EMA appealed the interim measure to the Court of Justice of the European Union but the Court of Justice dismissed the appeal in the first quarter of 2017. While we expect to continue to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful in the aforementioned litigation or in any future challenge that may be raised and we may not ultimately be successful in preventing disclosure of the data in our marketing authorization application for Translarna for the treatment of nmDMD.
Fraud and Abuse Laws
Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.
Both the federal Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act are broad in scope and will require companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Similar statutes have been adopted, or may be adopted in the future, by other countries in which we operate and with which we are or may be required to comply.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection. Further, the Affordable Care Act amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes. This amendment provides that a person or entity no longer needs to have knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.
The federal False Claims Act, which may permit civil whistleblower or qui tam actions, imposes civil liability and criminal penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Several pharmaceutical and health care companies have been prosecuted under this law for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved, and thus non reimbursable, uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per claim penalties, currently set at $10,781 to $21,563 (as adjusted for inflation) per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment.
The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to Federal Health Care Programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”). In 2014 and 2016, the Centers for Medicare and Medicaid Services (“CMS”) released regulatory guidance (in the form of a final rule) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.
The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law. Pharmaceutical manufacturers are required annually to report and disclose payments and ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Such information is publicly available from the Secretary of Health and Human Services in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for all payments, transfers of value or ownership or investment interests not reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain European Union member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations (“EFPIA”), have published codes of conduct to which its members have agreed to abide to, that require the public disclosure of payments made to healthcare professionals and healthcare organizations.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, imposes criminal liability for executing a scheme to defraud any healthcare benefit program and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, and similar state laws, also impose obligations, including mandatory contractual terms under HIPAA, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and imposes criminal and civil liability for violations of these obligations. Recently, the U.S. federal government criminally prosecuted an employee of a pharmaceutical company for an alleged violation of the privacy requirements under HIPAA. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.
We expect that the new Presidential Administration and U.S. Congress may seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act, which could have an impact on fraud and abuse provisions and other requirements that were authorized and enacted under the Affordable Care Act.
The foregoing discussion should be read in conjunction with the information appearing under “Item 1A. Risk Factors—Our relationships with customers, healthcare providers and professionals, patients, patient organizations, and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.” which contains important information regarding some of the risks to our business arising as a result fraud and abuse laws.
Employees
As of December 31, 2016, we had 304 employees, of whom 298 were employed on a full-time basis, and 23 full-time consultants and contractors. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.
Our Corporate Information
We were incorporated under the laws of the State of Delaware on March 31, 1998, under the name PTC Therapeutics, Inc. Our principal executive offices are located at 100 Corporate Court, South Plainfield, New Jersey 07080. Our telephone number is (908) 222-7000. We maintain a website at www.ptcbio.com.
Additional Information
We make available, free of charge on our website, www.ptcbio.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Such reports, proxy statements and other information may be obtained through the SEC’s website (www.sec.gov) or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or calling the SEC at 1-800-SEC-0330. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
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

Risks Related to Our Planned Acquisition of EmflazaTM (deflazacort)
Consummation of our planned acquisition of EmflazaTM (deflazacort) from Marathon Pharmaceuticals, LLC, or Marathon, is subject to satisfaction of closing conditions, including antitrust approval, which, if delayed or not granted or granted with unacceptable conditions, may prevent, delay or impair the consummation of the transaction, result in additional expenditures of money and resources, subject us to business uncertainties that could adversely affect our business and operations, and/or reduce the anticipated benefits of the transaction.
On March 16, 2017, we announced that we have entered into an asset purchase agreement with Marathon under which we have agreed to acquire all rights to Emflaza. Completion of the planned acquisition is subject to certain closing conditions, including, among others, the clearance of the transaction by certain governmental and regulatory authorities, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. The governmental and regulatory agencies with which we and Marathon will make these filings and seek certain of these approvals and consents have broad discretion in administering applicable governing regulations. We can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, certain governmental agencies may impose requirements, limitations or costs or place restrictions on the conduct of our business after the closing of the transaction. Any one of these requirements, limitations, costs or restrictions could jeopardize or delay the effective time of the transaction or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required closing conditions will be satisfied and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. The occurrence of any of the foregoing could result in a failure to close the transaction or have a material adverse effect on our business, financial condition and results of operations.
In addition, while the transaction is pending, we will be subject to business uncertainties that could adversely affect our business and operations. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter. We may also experience negative reactions from our stockholders, patients, the medical community, vendors, payors, and employees, among others. Further, if the transaction is not completed for any reason, the price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed and the perception of the effectiveness of our management and our company may suffer in the marketplace. In addition, some costs related to the transaction must be paid whether or not it is completed.
Even if we successfully consummate our planned acquisition of Emflaza, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter significant integration difficulties.
Our ability to realize the anticipated benefits of the planned acquisition will depend, to a large extent, on our ability to integrate Emflaza into our business and realize anticipated growth opportunities and synergies. We have no history of commercializing pharmaceutical products in the United States and we expect the process will be complex, costly and time-consuming. As a result, we will be required to devote significant management attention and resources to integrating this product into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our commercialization efforts and could adversely affect our business, financial condition and results of operations.
Our ability to realize the anticipated benefits of the transaction is expected to entail numerous material potential difficulties, including, among others:

•	the diversion of management attention to integration matters;

•	difficulties in achieving anticipated business opportunities and growth prospects from the acquisition;

•	challenges related to public and market perception of Emflaza and/or our acquisition of the product;

•	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, with respect to product pricing and commercialization matters;

•	difficulties in managing the expanded operations of a significantly larger and more complex company following the acquisition;

•	difficulties in assimilating employees and in attracting and retaining key personnel; and

•	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the transaction.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial condition and results of operations.
In addition, following the completion of the acquisition, we will possess not only the rights to Emflaza, but also certain corresponding liabilities and obligations, including the contractual liabilities and regulatory obligations that will be assumed by us upon closing of the transaction, including certain post-marketing commitments. These obligations are expected to result in additional investment in Emflaza by us, and failure to satisfy any such requirements could delay our realization of, or prevent us from ever realizing, the anticipated benefits from the transaction. Further, it is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.
All of these factors could decrease or delay the expected accretive effect of the transaction and negatively impact our stock price. As a result, it cannot be assured that the pending transaction with Marathon will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.
In addition, upfront consideration for the planned acquisition is comprised of approximately $75 million in cash and approximately $65 million in our common stock, subject to a maximum 6.9 million share limit (with any shortfall to be made whole with additional cash consideration). Marathon is also entitled to receive payments from PTC based on annual net sales of Emflaza beginning in 2018 and has the opportunity to receive a single $50 million sales-based milestone. The issuance of our common stock to complete this transaction will be dilutive to our existing stockholders and because we have limited financial resources, by investing in this transaction, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We may never generate profits from operations or maintain profitability and expect to continue to incur significant operating losses and expenses for at least the next several years.
Since inception, we have incurred significant operating losses. As of December 31, 2016, we had an accumulated deficit of $735.1 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 clinical for Translarna in nonsense mutation cystic fibrosis, or nmCF, and that, as a result, we plan to discontinue our current clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the European Medicines Agency, or EMA, which sought approval of Translarna for the treatment of nmCF in the European Economic Area, or EEA.
In October 2015, we announced that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in ACT DMD, our Phase 3 clinical trial for TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Please review the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations” for additional information on recent developments that have had, and may continue to have, a material adverse effect on our ability to obtain or maintain marketing authorizations necessary to commercialize Translarna for the treatment of nmDMD in the United States, Europe and other territories.
Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorization in the EEA of Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further subject to a specific obligation to conduct and report the results of Study 041, a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna in the approved patient population. Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. In addition, it is likely that we will enroll patients in Study 041 in countries where Translarna for the treatment of nmDMD is currently available on a reimbursed basis, which could negatively impact growth in our net product sales. We may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.
If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with the specific obligation to complete Study 041 or any other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions, which would have a materially adverse effect on our business. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization in the EEA. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or a reimbursed early access program, or EAP program, and throughout all territories. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates” titled, “Our marketing authorization in the EEA is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of our marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations.”
We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the recently initiated file over protest process with the FDA, or otherwise, will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Product and our Product Candidates” titled, “There is substantial risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD and we will be unable to advance Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the file over protest process or otherwise, and by determining to file our NDA over protest, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition, the clinical and regulatory developments noted in this risk factor may exacerbate the risks related to our commercialization efforts set forth under the heading “Risks Related to the Development and Commercialization of our Product and our Product Candidates,” which could increase the costs associated with our commercial activities or have a negative impact on our revenues. For additional information, see also, the risk factor under the heading “Risks Related to the Regulation of our Product and our Product Candidates” titled “Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
We may seek to expand and diversify our product pipeline through opportunistically in-licensing or acquiring the rights to products, product candidates or technologies and we may incur expenses, including with respect to transaction costs, subsequent development costs or any upfront, milestone or other payments or other financial obligations associated with any such transaction, which would increase our future capital requirements.
In addition to the foregoing, we expect to continue to incur significant costs in connection with our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our Phase 2 studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. These efforts may significantly impact the timing and extent of our commercialization expenses. With respect to our outstanding 3.00%

convertible senior notes due August 15, 2022, or the Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually.
In addition, our expenses will increase if and as we:

•	are required to complete any additional clinical and non-clinical trials or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

•
are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;

•	initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek to expand and diversify our product pipeline through strategic transactions;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•
complete our planned acquisition of Emflaza, subject to satisfying closing conditions and obtaining applicable regulatory approvals, integrate the acquired assets into our business, and seek to satisfy contractual and regulatory obligations that will be assumed by us following closing of the planned acquisition.

We also could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part I, Item 3. Legal Proceedings in this Form 10-K.
Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•
maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA, including successfully obtaining annual renewals of the marketing authorization, fulfilling the specific obligation to conduct and report the results of Study 041 to the EMA, and meeting any ongoing requirements related to the marketing authorization;

•
advancing Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the file over protest process with the FDA or otherwise, and including, if required, performing additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

•	expanding the territories in which we are approved to market Translarna for the treatment of nmDMD;

•	minimizing the enrollment impact of Study 041 on commercialization efforts for Translarna for nmDMD;

•
developing Translarna for the treatment of additional indications, including nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and successfully advancing our other programs and collaborations, including our cancer stem cell and SMA programs;

•
establishing a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell Translarna for the treatment of nmDMD in the EEA and other parts of the world;

•	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•
negotiating and securing adequate pricing and reimbursement terms for Translarna for the treatment of nmDMD on a timely basis, or at all, in the countries in which we have obtained, and may obtain, regulatory approval;

•	negotiating and securing adequate reimbursement from other third-party payors for Translarna for the treatment of nmDMD;

•	launching commercial sales of Translarna for the treatment of nmDMD in accordance with our estimated timeline

•	identifying patients eligible for treatment with Translarna for nmDMD;

•	obtaining approval to market Translarna for the treatment of other indications;

•	expanding the approved product label of Translarna for the treatment of nmDMD;

•	successfully developing or commercializing any product candidate or product that we may in-license or acquire, including Emflaza;

•	protecting our rights to our intellectual property portfolio related to Translarna; and

•	contracting for the manufacture and distribution of commercial quantities of Translarna.
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
Our future capital requirements will depend on many factors, including:

•
our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label, or at all;

•	the costs, timing and outcome of Study 041;

•
the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the file over protest process with the FDA, or otherwise, and including, whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

•
the progress and results of our pediatric study of Translarna for the treatment of nmDMD, our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our cancer stem cell program;

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna or any of our other product candidates;

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

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, including our planned acquisition of Emflaza, and the costs of subsequent development requirements and commercialization efforts; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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
To date all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. We are continuing to engage in significant commercialization efforts for this product. In order to continue sales and our commercial launch of Translarna, we must maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. Other commercial revenue, if any, would be derived from product acquisitions or, if none, from sales of products that we are not planning to have commercially available for several years, if at all. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna for the treatment of nmDMD, whether pursuant to a commercial or an EAP program and throughout all territories.
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
We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.
As part of our business strategy, we may engage in strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.
In addition, future strategic transactions may entail numerous operational, financial and legal risks, including:

•	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;

•	higher than expected acquisition and integration costs;

•	difficulty in integrating operations and personnel of any acquired business;

•	increased amortization expenses or, in the event that we write-down the value of acquired assets, impairment losses;

•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

•	inability to retain personnel, customers, distributors, vendors and other business partners integral to an in-licensed or acquired product, product candidate or technology;

•	potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges;

•	entry into indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions; and

•	other challenges associated with managing an increasingly diversified business.
If we are unable to successfully manage any strategic transaction in which we may engage, our ability to develop new products and continue to expand and diversify our product pipeline may be limited.
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
Since mid-2014, we have been transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in completing this transition. Our ability to develop product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, and conduct sales and marketing activities necessary for a successful full scale product commercialization is largely limited to our activities with respect to the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct and report to the EMA Study 041. In addition, other than our marketing authorization in the EEA and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval), we have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates. Further, we recently announced that we are discontinuing our current clinical development of Translarna for nmCF based on the results of ACT CF, and we may not successfully complete development of other product candidates. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.
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
In addition, there is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the EU, to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has released guidance relating to various international tax related topics in an initiative referred to as Base Erosion and Profit Shifting, or BEPS, that aims to standardize and modernize global tax policy. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations.
In addition, some members of the U.S. Congress have recently begun publicly considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax with a so-called “destination-based cash flow tax” in addition to other potential tax reforms that the recently elected President and members of his administration may be considering.
Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.
Risks Related to the Development and Commercialization of our Product and our Product Candidates
ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.
In October 2015, we announced that the primary efficacy endpoint in the ITT population did not achieve statistical significance in ACT DMD. On the basis of our position that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD, we submitted our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA, as part of our NDA.
On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. In October 2016, the FDA denied our first appeal of the Refuse to File letter. In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. When an application is filed over protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the file over protest procedure and the agency’s policies explain that an application filed over protest does not receive a timeline for review and is designated as a standard review. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the file over protest process or otherwise, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in resolving some or all of the matters raised by the FDA in the Refuse to File letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost. Even if we are able to enroll and fund any such additional trials or complete such analyses, there is substantial risk that the results would not ultimately support the approval of the NDA filed over protest or a new NDA submission in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. Due to these uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States.
We also submitted our analyses of the ACT DMD data and meta-analyses of the combined ACT DMD and Phase 2b subgroup data to the EMA to support continuation of our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization. The EMA and European Commission did not approve our request for full marketing authorization of Translarna for the treatment of nmDMD and, instead, approved the annual renewal of our conditional marketing authorization with the specific obligation to confirm the efficacy and safety of Translarna for the treatment of nmDMD in ambulatory patients aged 5 years or older via Study 041.
Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. We expect that conducting a placebo-controlled trial in nmDMD of this size will be challenging and it is probable that we will enroll patients in territories where Translarna has already become available on a reimbursed basis, which could negatively impact growth in our product sales. We may enroll patients in countries with a different standard of care for nmDMD patients or at clinical trial sites that are inexperienced with clinical trials in general, or specifically with nmDMD trials. In addition, we may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.
The marketing authorization renewal approved in January 2017 is effective through August 5, 2017, unless extended. If the EMA determines in any annual renewal cycle that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require the imposition of other conditions or restrictions. As such, there is ongoing risk to our ability to maintain our marketing authorization in the EEA.
Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorization in the EEA of Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. If we are unable to renew our EEA marketing authorization during any annual renewal cycle, or if our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, results of operations and financial condition.
There is substantial risk that other regulators where we have not yet sought or are currently seeking marketing authorization will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those applicable territories. In addition, we may not be able to maintain or obtain marketing authorizations in areas where such authorizations are contingent upon decisions of the EMA with respect to our marketing authorization in the EEA.
For additional information, see “Risks Related to Regulatory Approval of our Product and our Product Candidates” below.
We depend heavily on the success of our lead product, Translarna, which we are developing for nmDMD and other indications. All of our other product candidates, including those under our collaboration with Roche and the SMA Foundation, are still in early clinical or preclinical development. If we are unable to execute our commercial strategy for Translarna for the treatment of nmDMD in the EEA, fail to receive regulatory approval in the United States and other territories, fail to obtain renewal of, or satisfy the conditions of our marketing authorization in the EEA, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and nmCF. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna.

On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF and that, as a result, we plan to discontinue our current clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA, and do not currently expect to pursue other marketing authorizations for this indication.
While we have obtained marketing authorization for Translarna for the treatment of nmDMD in the EEA, such authorization is subject to annual review and renewal by the European Commission following the annual EMA reassessment as well as the specific obligation to conduct and submit the results of Study 041. For a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, please review the risk factor titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations”
We are currently pursuing further clinical development efforts for Translarna for the treatment of nmDMD, nonsense mutation aniridia, nonsense mutation MPS I, and nonsense mutation CDKL5/Dravet syndrome. Each genetic disorder has unique genetic and pathophysiological characteristics and we believe that regulators, including the FDA and the EMA, will evaluate the effectiveness of Translarna for any given indication based on the merits of the clinical efficacy evidence available for such indication. However, because we are developing Translarna for the treatment of multiple indications associated with genetic disorders that arise as a result of a nonsense mutation, there is a risk that negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as ACT CF, could adversely affect the perception of the efficacy of Translarna in a different indication. There can be no assurance that regulators, including the FDA and the EMA, will not consider such results when making determinations with respect to our ongoing or future regulatory submissions for marketing authorization of Translarna for any indication, including in connection with the FDA’s review of our NDA (which was filed over protest with the FDA in the first quarter of 2017) for Translarna for the treatment of nmDMD and the EMA’s annual reassessment of our marketing authorization for Translarna for the treatment of nmDMD, which could have an adverse effect on the outcome of the applicable regulatory review. We intend to submit the safety results of ACT CF to regulators with any applicable safety updates and submissions, including the EMA. While the safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified, there can be no assurance that the EMA or other regulators will agree with our interpretation of the safety data from the trial.
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
The success of Translarna will depend on a number of additional factors, including the following:

•
whether we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;

•	the costs, timing and outcome of Study 041;

•
whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, pursuant to the file over protest process with the FDA or otherwise, and including, whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

•	the successful advancement of Translarna in additional indications, in particular, nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5;

•	the maintenance and expansion of an international commercial infrastructure capable of supporting product sales, marketing, and distribution of Translarna;

•	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms;

•
our ability to successfully prepare and advance regulatory submissions for marketing authorizations for Translarna in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations;

•
successful negotiation of adequate pricing and reimbursement terms for Translarna on a timely basis, or at all, in the countries which require such negotiation and in which we obtain regulatory approval;

•
the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;

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

•
acceptance of Translarna for the treatment of nmDMD by patients, the medical community and third-party payors, including any impact the results of ACT CF may have on the perception of the effectiveness of Translarna;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of Translarna;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize Translarna, which would have a material adverse effect on our business, results of operations and financial condition.
The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is limited to ambulatory patients aged five years and older located in the EEA, which significantly limits an already small treatable patient population, which reduces our commercial opportunity and is also subject to annual reassessment of the benefit-risk balance by the EMA as well as the specific obligation to conduct Study 041, and may be varied, suspended or withdrawn by the European Commission if we fail to satisfy those requirements.
We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing as having a nonsense mutation. Prevalence estimates for rare diseases are uncertain due to the uncertainties associated with the methodologies used to derive estimates, such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. We are launching the first therapy specifically aimed at nmDMD patients. Our experience to date suggests that there may be up to 7,000 nmDMD patients globally and that approximately 35 to 40% of such patients satisfy the conditions for treatment under our current product label in the EEA, however, we expect that country specific epidemiology will continue to be refined and characterized over the coming years. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old (and, therefore, satisfy the conditions for treatment under our current product label in the EEA), are based on our beliefs and estimates derived from a variety of sources and may prove to be incorrect. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence of nonsense mutations and other factors. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.

Translarna is not approved, and is an investigational new drug, in the United States. In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. The marketing authorization was last renewed in January 2017 and is effective, unless extended, through August 5, 2017. Enrolling Study 041 may further reduce the number of patients available for reimbursed treatment.
If the EMA determines in any annual renewal cycle that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require the imposition of other conditions or restrictions. As such, there is ongoing risk to our ability to maintain our marketing authorization in the EEA. If we are unable to renew our marketing authorization in the EEA during any annual renewal cycle, or if our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program, and in all territories, which would have a material adverse effect on our business, results of operations and financial condition. See “Risks Related to Regulatory Approval of our Product and our Product Candidates” below for further detail regarding conditional marketing authorizations in the EEA.
If clinical trials of our product or product candidates fail to demonstrate safety and efficacy to the satisfaction of the EMA, the FDA or other regulators, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of Translarna or any other product candidate.
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
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF and that, as a result, we plan to discontinue our current clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA, and do not currently expect to pursue other marketing authorizations for this indication.
In addition, the primary efficacy endpoint in the ITT population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. For a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, please review the risk factor titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”
If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials, including ACT DMD and, when and if completed, Study 041 and related analyses, or otherwise do not view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may, among other things:

•
be unable to successfully maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA;

•	be delayed in obtaining additional marketing authorizations, or not obtain additional marketing authorizations at all, for Translarna for the treatment of nmDMD;

•	be delayed in obtaining marketing authorizations, or not obtain marketing authorizations at all, for Translarna for other indications, or for our other product candidates;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements or restrictions;

•	have the product removed from markets after obtaining applicable marketing authorizations; or

•	not be permitted to sell Translarna under some or any reimbursed EAP programs.
If we or our collaborators experience any of a number of possible unforeseen events in connection with clinical trials related to our product or product candidates, including Study 041 and those under our collaboration with Roche and the SMA Foundation, maintenance of our existing marketing authorization in the EEA and any additional potential marketing authorization or commercialization of our product or product candidates could be delayed or prevented.
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

•
the number of patients required for clinical trials of our product and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;

•	we may enroll patients at clinical trial sites in countries that are inexperienced with clinical trials in general, or with the indication that is the subject of the trial;

•	we may enroll patients at clinical trial sites in countries that have a different standard of care for patients in general, or with respect to the indication that is the subject of the trial;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our investigational new drug application, or IND, or comparable application prior to commencing a clinical trial;

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

For example, the Phase 2 Moonfish study, which was evaluating the safety and efficacy of RG7800 under our SMA collaboration, was terminated in December 2016 following a suspension and clinical hold in the first half of 2015 to investigate an eye finding in a 39-week study in cynomolgus monkeys. The suspension and termination of Moonfish resulted in unanticipated delays in the advancement of the SMA program.
In addition, based on pre-clinical safety signals observed during the third quarter of 2015, we are no longer advancing PTC672 under our antibacterial program. Our product development costs will increase if we experience delays in testing or marketing authorizations. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product or product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product or product candidates, and so may harm our business, results of operations and financial condition.
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
After determining that we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in our completed ACT DMD and Phase 2b clinical trials of Translarna for the treatment of nmDMD, we performed subgroup, retrospective, and meta-analyses. On the basis of our position that the totality of clinical data from these trials support the clinical benefit of Translarna for the treatment of nmDMD, we submitted these analyses to the FDA, as part of our NDA. In addition, after determining that the primary efficacy endpoint did not achieve statistical significance in ACT DMD or our Phase 2b clinical trial of Translarna for the treatment of nmDMD, we performed retrospective and subgroup analyses that we believe provide strong support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials.
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
Although we recently filed our NDA over protest with the FDA, there is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the file over protest process or otherwise, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in resolving some or all of the matters raised by the FDA in the Refuse to File letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost. Even if we are able to enroll and fund any such additional trials or complete such analyses, there is substantial risk that the results would not ultimately support the approval of the NDA filed over protest or a new NDA submission in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses has also had a negative impact on the EMA’s evaluation of our last application for continued marketing authorization for Translarna for the treatment of nmDMD, including delays in timing of the CHMP’s opinion with respect to the annual renewal of our marketing authorization, and could negatively impact regulatory determinations by regulators in other territories.
 An unfavorable view of our data and analyses by the FDA and EMA for Translarna has and could continue to negatively impact our ability to obtain or maintain authorizations to market Translarna for the treatment of nmDMD. An inability to obtain new marketing authorizations or maintain our current marketing authorization in the EEA would have a material adverse effect on our revenue from Translarna and would materially harm our business, financial results and results of operations.
Because we are developing our product and our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable.
There are no marketed therapies approved to treat the underlying cause of nmDMD. In addition, there has been limited historical clinical trial experience generally for the development of drugs to treat nmDMD and other diseases that we are studying or have studied, including, nmCF, nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5. As a result, the design and conduct of clinical trials for these diseases, particularly for drugs to address the underlying nonsense mutations causing these diseases in some subsets of patients, is subject to increased risk.
For example, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 clinical for Translarna in nmCF and that, as a result, we plan to discontinue our current clinical development of Translarna for nmCF.
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
We are faced with similar challenges in connection with the design of our studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
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
We may not be able to initiate or continue clinical trials for our product candidates, including Study 041 or our Phase 2 studies of Translarna in nmMPS I, nonsense mutation aniridia, or nonsense mutation Dravet syndrome/CDKL5, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. The studies under our SMA collaboration face similar risks.
Each of the indications we are currently pursuing are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. The feasibility of patient enrollment was a critical factor discussed with the EMA in connection with the specific obligation to conduct Study 041, in particular due to factors that increase the challenges of enrollment, such as the small nmDMD patient population, the patient eligibility criteria for the mITT for Study 041, and the fact that Translarna is available to patients in the EEA and other limited territories pursuant to commercial and EAP programs.
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
Patient enrollment is affected by other factors including:

•	severity of the disease under investigation;

•	eligibility criteria for the study in question;

•	perceived benefits and risks of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in Study 041 or our Phase 2 studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 or any of our, or our collaboration partners’, other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As the conduct of Study 041 is a specific obligation to our marketing authorization in the EEA for Translarna for the treatment of nmDMD, any such delay or inability to enroll sufficient patients could have a material adverse effect on our ability to maintain our authorization in the EEA and, failure to maintain such authorization would have a material adverse effect on our business, results of operations and financial performance.
In addition, during the first quarter of 2015, we amended the study design for our proof-of-concept study for Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy, which contributed to delays in site initiation and patient accrual. Despite the protocol amendment, we have continued to encounter difficulties identifying qualified patients for this study.
If serious adverse or inappropriate side effects are identified during the development of Translarna or any other product candidate, we may need to abandon or limit our development of that product or product candidate.
Our product and our product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If our product or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.
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
In addition, in Study 009, our first Phase 3 clinical trial of Translarna for the treatment of nmCF, five adverse events in the Translarna arm of the trial that involved the renal system led to discontinuation. As compared to the placebo group, the Translarna treatment arm also had a higher incidence of adverse events of creatinine elevations, which can be an indication of impaired kidney function. In the Translarna treatment arm, more severe clinically meaningful creatinine elevations were reported in conjunction with cystic fibrosis pulmonary exacerbations. These creatinine elevations were associated with concomitant treatment with antibiotics associated with impaired kidney functions, such as aminoglycosides or vancomycin. This led to the subsequent prohibition of concomitant use of Translarna and these antibiotics, which was successful in addressing this issue in the clinical trial.
Our focus on the discovery and development of product candidates that target post-transcriptional control processes is unproven, and we do not know whether we will be able to develop products of any, or sustained, commercial value.
Our scientific approach focuses on the discovery and development of product candidates that target post-transcriptional control processes. While a number of commonly used drugs and a growing body of research validate the importance of post-

transcriptional control processes in the origin and progression of a number of diseases, no existing drugs have been specifically designed to alter post-transcriptional control processes in the same manner as Translarna or our other product candidates. As a result, our focus on targeting these processes may not result in the discovery and development of commercially viable drugs that safely and effectively treat genetic disorders or other diseases.
For example, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF and that, as a result, we plan to discontinue our current clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA. In 2016, the FDA refused to file our NDA for Translarna for the treatment of nmDMD, noting that both the Phase 2b and Phase 3 ACT DMD trials of Translarna for the treatment of nmDMD were negative and do not provide substantial evidence of effectiveness.
We may not be successful in renewing our marketing authorization for Translarna for the treatment of nmDMD in the EEA or in obtaining full regulatory approval for Translarna for the treatment of nmDMD or any indication or for any other potentially commercially viable drug that treats an approved indication by targeting a particular post-transcriptional control process. Furthermore, we may not receive regulatory approval for product candidates that target different post-transcriptional control processes. If we fail to develop and commercialize viable drugs, we will not achieve commercial success.
Translarna for the treatment of nmDMD, or any other product candidate that receives marketing authorization, if any, may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.
Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA. Even if our marketing authorization in the EEA for Translarna for the treatment of nmDMD is maintained, or we are successful in obtaining marketing authorization for Translarna for other indications or territories or marketing authorization for any of our other product candidates, such product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.
The degree of market acceptance of our product or product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the ability to offer our product or product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	any restrictions on concomitant use of other medications.
In addition, because we are developing Translarna for the treatment of different indications, negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as our recent ACT CF trial results, could have a negative impact on the perception of the efficacy of Translarna in a different indication, which could have an adverse effect on our commercialization efforts and financial results.
Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions, including Latin America. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Translarna for the treatment of nmDMD or any of our other product candidates that receive marketing authorization.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product or product candidates, we may not be successful in our continuing efforts to commercialize Translarna or commercializing any other product candidate if and when they are approved.
Our experience in the sale and marketing of pharmaceutical products is limited to our activities under the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct Study 041. We may be unable to successfully execute our commercial strategy for Translarna for the treatment of nmDMD in other territories, including, if approved, in the United States, or for other indications or product candidates that may receive marketing authorization, if any.
Our ongoing commercial strategy for Translarna involves the development of a commercial infrastructure that spans multiple jurisdictions and is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. International operations are subject to inherent risks. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous jurisdictions, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, and unexpected changes in international regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize Translarna in those jurisdictions in which it is or may be approved will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.
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

Any of these factors, individually or as a group, if not resolved in a favorable manner may have a material adverse effect on our business and results of operations. Similar risks apply in those territories where Translarna is available on a reimbursed basis under an EAP program.
All of our sales of Translarna for the treatment of nmDMD currently occur in territories outside of the United States, which subjects us to additional business risks that could adversely affect our revenue and results of operations.
All of our revenue from sales of Translarna to date has been generated from countries other than the United States. We have operations in multiple European countries and other territories, including Latin America. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

•	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;

•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;

•	difficulty in staffing and managing international operations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	changes in international medical reimbursement policies and programs;

•	trade protection measures, including import or export licensing requirements and tariffs;

•	our ability to develop relationships with qualified local distributors and trading companies;

•	political and economic instability in particular foreign economies and markets, in particular in emerging markets;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing labor regulations and business practices; and

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
In addition, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets and we anticipate that Translarna will become available to new emerging markets during 2017. Some countries within emerging markets may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on health care, including Brazil. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.
In addition, in some countries, including Brazil, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including Tranlarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.
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
There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics recently received approval in the United States for a treatment addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene (Sarepta, Daiichi Sankyo, and Nippon Shinyaku).
Aldurazyme, which is manufactured by BioMarin Pharmaceutical Inc. and sold by Genzyme Corporation, is an enzyme replacement therapy for the treatment of mucopolysaccharidosis I. Furthermore, Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet syndrome. Other companies are also pursuing product candidates for the treatment of Dravet syndrome, including GW Pharmaceuticals, Zogenix, and Insys Therapeutics. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG. Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, in December 2016, the FDA approved nusinersen, a drug developed by Ionis Pharmaceuticals, Inc. and marketed by Biogen, to treat SMA. AveXis, Inc. is also evaluating a gene therapy product candidate for the treatment of SMA. Other companies are also pursuing product candidates for the treatment of SMA, including Trophos (also in collaboration with Roche), Kowa, Novartis Pharmaceuticals Corporation, and Cytokinetics.
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
We believe that Translarna for the treatment of nmDMD has been and will continue to be priced at levels consistent with the pricing for other therapies for the treatment of rare disorders where high unmet medical need exists, although, for the reasons discussed below, there can be no assurance in this regard.
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

Our ability to successfully commercialize Translarna or any other product candidate that receives marketing authorization also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which our products are reimbursed can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with discounts off the products’ list prices and are challenging the prices manufacturers charge for medical products. We cannot be sure that coverage will be available for Translarna or any other product that we may commercialize and, if coverage is available, the level of reimbursement is also uncertain. Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for Translarna has been and is expected to be particularly difficult because of the significant research and development challenges and costs and resulting price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization requirements. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization.
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors include federal health care programs, such as Medicare Medicaid, TRICARE, and Veterans Health Administration programs; managed care providers, private health insurers and other organizations. Several of the U.S. federal health care programs require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. Similarly, in order for a covered outpatient drug to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts on the covered outpatient drug to entities that are enrolled and participating in the 340B drug pricing program. In addition, U.S. private health insurers often rely upon Medicare coverage policies and payment limitations in setting their own coverage and reimbursement policies. Payment by private payors is subject to payor-determined coverage and reimbursement policies that vary considerably and are subject to change without notice.
In addition, there has been recent negative publicity and increasing legislative and public scrutiny around pharmaceutical drug pricing in the U.S. Moreover, U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement, often with particular focus on new and innovative therapies. These dynamics may give rise to heightened attention and potential negative reactions to pricing decisions for products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability. Moreover, we expect that the new Presidential Administration and U.S. Congress may seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the 2010 U.S. healthcare reform legislation (the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act), which could have an impact on coverage and reimbursement for healthcare items and services covered by the federal and state healthcare programs as well as plans in the private health insurance market.
In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the European Union, for medicines authorized by the centralized authorization procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, we initiated separate Phase 2 clinical trials of Translarna for the treatment of hemophilia in 2009 and the metabolic disorder methylmalomic acidemia in 2010, but then suspended these clinical trials to focus on the development of Translarna for nmDMD and nmCF when we found variability in the assays used in these trials and preliminary data from these trials did not indicate definitive evidence of activity. In March 2017, we discontinued our current clinical development of Translarna for nmCF based on the negative outcome of a Phase 3 clinical trial. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.
We have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, including our GEMS, nonsense mutation and alternative splicing technologies, which we use in the discovery of these molecules, to date we have only been granted marketing authorization in the EEA to treat nmDMD under a restricted label that is subject to the specific obligation to conduct Study 041 as well as annual renewal and reassessment requirements. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorization for nmDMD in the EEA and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development
If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Risks Related to Regulatory Approval of our Product and our Product Candidates
Our marketing authorization in the EEA is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of our marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations.
Conditional marketing authorizations based on incomplete clinical data, including our marketing authorization for Translarna for the treatment of nmDMD, may be granted in the EEA for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the EMA determines that the benefit-risk balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations or conditions, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Marketing authorizations subject to conditions are only valid for one year, and must be renewed annually by the European Commission after an assessment by the EMA of the ongoing positive benefit-risk balance in favor of continued authorization and the need for additional or modified conditions.
We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our satisfaction of the specific obligation to conduct and submit the results of Study 041 by September 2021to the EEA. We are also required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.
Our marketing authorization was previously conditioned upon our submission to the EMA of the final efficacy and safety report from ACT DMD during 2015. Although we have fulfilled the condition to submit the ACT DMD report to the EMA, that trial did not meet the primary efficacy endpoint of change from baseline at week 48 in distance walked in the 6-minute walk test. The EMA and European Commission did not approve our request for full marketing authorization of Translarna for the treatment of nmDMD and, instead, approved the renewal of our conditional marketing authorization with the specific obligation to confirm the efficacy and safety of Translarna for the treatment of nmDMD in ambulatory patients aged 5 years or older via Study 041.
Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. We expect that conducting a placebo-controlled trial in nmDMD of this size will be challenging and it is probable that we will enroll patients in territories where Translarna has already become available on a reimbursed basis. We may enroll patients in countries with a different standard of care for nmDMD patients or at clinical trial sites that are inexperienced with clinical trials in general, or specifically with nmDMD trials. In addition, we may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a materially adverse effect on our ability to maintain our marketing authorization in the EEA.
If we fail to satisfy our obligations under the marketing authorization, or if it is determined in any annual renewal cycle that the balance of benefits and risks of using Translarna has changed materially, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna. The EMA may also impose other new conditions to our marketing authorization (in addition to Study 041), and may make other recommendations, including new label restrictions. In the event that we do secure annual renewal of the marketing authorization for any given annual renewal cycle, the EMA could nevertheless later determine that we have not complied, or are unable to comply, with any conditions that have been or may be placed on the marketing authorization, including those related to Study 041, which could result in the withdrawal of our marketing authorization or other outcome that would have a materially adverse effect on our business, results of operations and financial condition.
If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business,results of operations and financial condition.
There is substantial risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD and we will be unable to advance Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the file over protest process or otherwise, and by determining to file our NDA over protest, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.
In December 2015, we completed our rolling new drug application, or NDA, for Translarna for the treatment of nmDMD with the FDA. In February 2016, we received a Refuse to File letter from the FDA regarding this NDA. The FDA stated in the Refuse to File letter that our NDA was not sufficiently complete to permit a substantive review. Specifically, we were notified in the letter that, in the view of the FDA, both of our Phase 2b and Phase 3 ACT DMD trials of Translarna for the treatment of nmDMD were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. During the third quarter of 2016, we filed an appeal of the FDA’s decision refuse to file the NDA, which was denied in the fourth quarter of 2016.
Rather than continue our appeal under the formal dispute resolution process, we recently filed the NDA over protest with the FDA and the agency granted a standard review for the NDA and has set a PDUFA target review date of October 24, 2017, which is not binding on the agency. There can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. When an application is filed over protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the file over protest procedure and the agency’s policies explain that an application filed over protest does not receive a timeline for review and is designated as a standard review.
There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the file over protest process or otherwise, that we will continue to be unable to resolve the matters raised by the FDA in its Refuse to File letter in a timely manner, or at all. Even if we are successful in resolving some or all of those matters, there is significant risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all. We may be required to perform additional clinical and non-clinical trials or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or analyses, there is substantial risk that the results would not ultimately support the approval of the NDA filed over protest or a new NDA submission with the FDA for Translarna for the treatment of nmDMD in the U.S. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
For example, we filed a formal dispute resolution request with the FDA in connection with the agency’s refuse to file our NDA submitted for approval of Translarna for the treatment of nmDMD that was based on our Phase 2b data. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2011 NDA. In February 2012, we discussed the design of a proposed Phase 3 clinical trial with the FDA. In that meeting, although the FDA indicated that the adequacy of data for filing and approval of an NDA would remain review issues, the FDA had no objections to key elements of our proposed trial design. We ultimately submitted the safety and efficacy data of that Phase 3 trial, ACT DMD, as part of the NDA that is the subject of the current file over protest procedure. In its 2016 Refuse to File letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.
Furthermore, we expect that our efforts to advance our regulatory strategy in the United States will be time-consuming and may be expensive. In addition, by determining to discontinue our strategy of appealing the FDA’s refusal to file our NDA and pursue the file over protest strategy, we have postponed other strategic pathways, such as escalating our appeal to the next supervisory level of the FDA, commencing direct litigation, or discussing the design of a new clinical trial with the FDA. Such alternative strategies may be more effective than the file over protest procedure in achieving our ultimate goal of approval for Translarna for the treatment of nmDMD in the United States. We will not be able to commercialize Translarna for nmDMD in the United States until we have obtained regulatory approval from the FDA. Delays in obtaining such approval will materially impair our ability to generate revenue from Translarna for the treatment of nmDMD.
For additional information concerning recent developments that have had, and may continue to have, a material adverse effect on our ability to advance our regulatory strategy for Translarna for the treatment of nmDMD, please review the risk factor under “Risks Related to the Development and Commercialization of our Product and our Product Candidates” titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”
If we are not able to comply with local regulations for our product or product candidates, we will not be able to obtain or maintain product approvals and commercialize our product or product candidates, and our ability to generate revenue will be materially impaired.
Translarna and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain or renew marketing authorization for Translarna or any product candidate will prevent us from commercializing such product or product candidate.
As noted in the foregoing risk factors, we may not receive necessary approvals from the FDA, the EMA, or other regulators to further commercialize Translarna for nmDMD or to commercialize Translarna for any other indication or commercialize any product candidate in any market. For example, in March 2017, we discontinued our current clinical development of Translarna for nmCF based on the outcome of our Phase 3 clinical trial, ACT CF, and have withdrawn our type II variation submission with the EMA, which we had commenced in the third quarter of 2015 to seek approval of Translarna for the treatment of nmCF in the EEA. We do not currently expect to pursue other marketing authorizations for this indication.
We have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates, other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of any conditions that may be imposed by the EMA, including the specific obligation to conduct and report the results of Study 041 and our marketing authorizations in Israel and South Korea (which are largely contingent upon continued EMA approval). We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. There is substantial risk that regulators in other territories will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue, or may prevent us from generating any revenue, from the sales of Translarna for the treatment of nmDMD in those territories.

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
The process of obtaining marketing authorizations is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing authorization of a product candidate. Any marketing authorization we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. For example, the marketing authorization granted on a conditional basis by the EMA in the EEA for Translarna is limited to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing and is subject to the specific obligation to conduct Study 041 and annual reassessment by the EMA of the benefit-risk analysis.
In addition, marketing authorizations in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and marketing authorizations and pricing approvals do not ensure that reimbursement will be obtained.
We may not be able to obtain orphan drug exclusivity for our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products and those products are determined by the FDA to be the “same drug” as our product candidate(s) under applicable FDA standards, or if those products can be classified as a “similar medicinal product” within the meaning of EU law, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, nmCF, nmMPS I, and nonsense mutation aniridia. The FDA has also granted orphan drug designation to RG7916, a compound under development in our SMA collaboration with Roche and the SMA Foundation. Generally, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is currently ten years in the European Union and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a “reference product”, may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product. In addition, the respective orphan designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or U.S. orphan designations in the future.
In the European Union, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as Translarna, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for Translarna for these indications, both in the European Union and in the United States, may be important to the product candidate’s success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as Translarna before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market for a period of time. Even if we obtain orphan drug exclusivity for Translarna for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna is shown to be “clinically superior” to our product candidate as determined by the FDA, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as Translarna if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. The same considerations would apply to any of our orphan product candidates.
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
We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing authorization. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution. For additional information with respect to the risks related to renewal of our marketing authorization in the EEA, see the foregoing risk factor titled “Our marketing authorization in the EEA is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of our marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from product sales, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations.”
We are required to submit safety and other post-market information and reports, implement pharmacovigilance plans, and comply with current good manufacturing practice, or cGMP, requirements related to manufacturing including, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping, among other things, in connection with the marketing authorization for Translarna for the treatment of nmDMD described above. Regulatory authorities, including the EMA and local regulatory authorities in EEA member states, subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections and the EMA is responsible for coordinating inspections, undertaken by the competent authorities of applicable member states, of our manufacturing facilities to assess whether our manufacturing, and other procedures, comply with cGMP. Similar regulatory and inspection requirements apply in other jurisdictions including those imposed by the FDA in the United States. The FDA will typically inspect a manufacturer, including its contract manufacturer organizations and clinical research organizations, following acceptance of an NDA, which can delay FDA approval, especially if unsatisfactory inspection results are observed. If an FDA inspection were to occur and compliance issues at our facilities or at the facilities of our contract manufacturers or research organizations were identified, it could also result in disruption of production or distribution of a product or product candidate, or require substantial resources to correct.
Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of risk evaluation and mitigation strategy, or REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on our communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. For example, violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
Non-compliance with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
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
Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.
In some countries, particularly the member states of the EEA, the pricing of prescription pharmaceuticals is subject to strict governmental control. Each country in the EEA has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to the conditional marketing authorization granted by the European Commission in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. In some countries we may be required to conduct additional clinical trials or other studies of our product, including trials that compare the cost-effectiveness of our product to other available therapies in order to obtain reimbursement or pricing approval. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Translarna on a timely basis, or at all.

The pricing and reimbursement process varies from country to country and can take over 18 months to complete. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in many EEA countries, we have only received both pricing and reimbursement approval on terms that are acceptable to us in a limited number of countries.
The price that is approved by governmental authorities in any country pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed EAP programs. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payors.
For example, in France, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, we may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority.
Further, based on unsustainable economics imposed by the arbitration board in Germany upon the recent conclusion of an arbitration process with us and the German Federal Association of the Statutory Health Insurances, we delisted Translarna from the German pharmacy ordering system, effective April 1, 2016. While some patients and healthcare professionals in Germany have been able to access Translarna through a reimbursed importation pathway possible under German law, there can be no assurance that other patients or healthcare professionals in Germany will be successful doing so or, if initially successful, that any or all will continue to be successful. We were required to reimburse payors in Germany the difference between the commercial price of Translarna and the price established by the arbitration board in Germany for sales made in Germany after December 2015, other than sales made pursuant to the reimbursed importation pathway.
Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, these factors influenced the length of our pricing and reimbursement negotiations in England, which took place between mid-2014 to mid-2016, and culminated in a five-year managed access agreement between us, National Health Services England, the National Institute for Health and Care Excellence, or NICE, NorthStar clinical network and the patient organisations Muscular Dystrophy UK and Action Duchenne. The managed access agreement establishes the clinical details surrounding the use of Translarna, including the terms and conditions of a confidential financial arrangement and the collection of further data on the efficacy of Translarna for the treatment of nmDMD with NICE guidance to be reviewed again at the end of the five-year period, before future funding decisions are taken.
In addition, adverse clinical and regulatory developments may exacerbate these risks, including the developments noted in the foregoing risk factor titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”
Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices and revenues. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries.
If we fail to successfully secure and maintain pricing and reimbursement coverage for Translarna or are significantly delayed in doing so or if burdensome conditions are imposed by private payers, government authorities or other third-party payers on such reimbursement, planned launches in the affected countries will be delayed and our business, results of operations and financial condition could be adversely affected.
Our relationships with customers, healthcare providers and professionals, patients, patient organizations, and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates, including Translarna, for which we have obtained or may obtain marketing approval. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing authorization.

Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of any acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions that could adversely affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
Restrictions and reporting requirements under applicable U.S. federal and state healthcare laws and regulations, and equivalent laws and regulations in the European Union and other countries in which we operate, include, and are not limited to, the following:

•
Anti-corruption and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act of 2010, or Bribery Act, and similar statutes which have been adopted, or may be adopted in the future, by other countries in which we operate and with which we are or may be required to comply.

•
Anti-kickback laws and regulations, including those applicable in the United States, the United Kingdom and other countries where we operate, which generally prohibit, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under government funded healthcare programs. The U.S. federal statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others and many states have enacted equivalent state laws that apply not only to government payors but to commercial payors as well.

•
False claim laws and regulations, including the U.S. False Claims Act and similar state laws, which may permit civil whistleblower or qui tam actions and may impose civil liability and criminal penalties on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government.

•
Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and similar state laws, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and may impose criminal and civil liability for violations of these obligations. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained, transmitted, or stored outside of the United States. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

HIPAA also imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•
Laws and regulations governing the advertising and promotion of medicinal products, interactions with physicians and patients, misleading and comparative advertising and unfair commercial practices. For example, legislation adopted by individual EU member states that may apply to the advertising and promotion of medicinal products require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.

•
Laws and regulations regulating off-label promotion of medicinal products, which is prohibited in the European Union. The applicable laws at European Union level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals. Under the Federal Food, Drug and Cosmetic Act and other laws, if any of our product candidates are approved, we would be prohibited from promoting our products for off-label uses. This means, for example, that we would not be able to make claims about the use of our marketed products outside of their approved indications, and we would not be able to proactively discuss or provide information on off-label uses of such products, with very specific and limited exceptions. Should the FDA determine that our activities constituted the promotion of off-label use, the FDA could bring action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives.

•
Laws and regulations requiring that we disclose publicly payments made to physicians, including in certain EU member states and the United States. For example, in the U.S., under the federal Physician Payments Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests in such manufacturers. A number of U.S. states and other countries have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians, certain hospitals, and other covered recipients.

In addition, interactions between pharmaceutical companies and physicians are also governed by industry self-regulation codes of conduct and physicians’ codes of professional conduct. In the U.S., some state laws require pharmaceutical companies to comply with these industry and physician codes and the relevant compliance guidance promulgated by the federal government. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states, as well as codes of conduct issued by self-regulatory industry bodies. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws, regulations, transparency requirements and self-regulatory codes have and will continue to involve substantial costs. We cannot guarantee that we, our employees, our consultants, our third-party contractors, or the physicians or other providers or entities with whom we expect to do business, are or will be in compliance with all federal, state and foreign regulations and codes. It is possible that governmental authorities could conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would adversely affect, perhaps materially, our ability to commercialize, sell or distribute any drug. Even if we were not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.
Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may increase the difficulty and cost for us to obtain or maintain marketing authorization of and commercialize our product and product candidates and affect the coverage and reimbursement we may obtain.
Our industry is highly regulated and changes in law may adversely impact our business, operations, or financial results. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of Translarna or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including Translarna, for which we obtain marketing authorization.
Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. For example, in the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own policies. Therefore, any restrictions to coverage or reductions in reimbursement that result from the Medicare Modernization Act may result in a similar coverage restriction or reimbursement reduction from private payors. In addition, private payors may implement coverage restrictions or payment reductions independently from federal programs such as Medicare.
Similarly, in the United States, the Affordable Care Act contains provisions that may reduce the profitability of drug products. However, the new Presidential Administration and U.S. Congress have expressed a desire to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act, which has contributed to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize Translarna and our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. We cannot predict how future changes relating to healthcare reform in the European Union, the United States, or other territories, will affect our business.
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative or regulatory changes will be enacted in any territory in which we are authorized, or become authorized, to market Translarna or any of our other product candidates, or whether applicable regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our product or product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or by comparable foreign bodies overseeing regulatory authorities in other territories may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict how future changes relating to pre- and post-marketing approval and requirements will affect our business.
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
We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the bulk drug substance for Translarna from two third-party manufacturers and the bulk drug substance for our cancer stem cell program through another third-party manufacturer. We engage two separate manufacturers to provide bulk drug product. We have a relationship with three manufacturers that are capable of providing fill and finish services for our finished commercial and clinical product, although we are still in the process of finalizing arrangements with one of these manufacturers with respect to commercial product services. We anticipate completing applicable validation procedures for this manufacturer in 2017 for both commercial and clinical product.
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates, although we may seek to establish such arrangements in the future. In the event that we are unable to procure supply from a validated manufacturer, we would seek to identify and qualify replacement suppliers, however this process would likely result in delays in our ability to supply Translarna to patients or in advance our clinical trials. We may be unable to conclude agreements for commercial or clinical supply with third-party manufacturers, or may be unable to do so on acceptable terms.
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
Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna and our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.
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
For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our then pending marketing authorization application for approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings related to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.
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
The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain or be able to pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the Leahy-Smith America Invents Act of 2011 (the “Act”), which reformed certain patent laws in the U.S., may create additional uncertainty. The significant changes engendered by the Act include switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.
Moreover, we may be subject to a third party anonymously submitting prior art to a patent office or may become involved in addressing patentability objections based on third party submission of references, or may become involved in oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product or current or future product candidates.
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data and other information, that would ordinarily be treated as trade secret, submitted as part of a marketing authorization application becoming publicly available. The EMA Policy on publication of clinical data and other such information, as well as the current application of European Union freedom of information regulations, could impact our proprietary information (comprising both clinical and non-clinical data and other information) that would normally be maintained by a regulatory body as commercially confidential. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data or other information to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources or engage in litigation to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.
For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the European Union to prevent disclosure of this information, and in July 2016, the Court took the interim measure of ordering the EMA not to release our documents until the substantive case has been decided (by the General Court and/or in possible appeal proceedings). The EMA has appealed the interim measure to the Court of Justice of the European Union but the Court of Justice dismissed the appeal in the first quarter of 2017. While we expect to continue to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful in the aforementioned litigation or in any future challenge that may be raised and we may not ultimately be successful in preventing disclosure of the data in our marketing authorization for Translarna for the treatment of nmDMD.
An issued patent may be challenged as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged on such a basis in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or defenses, such that they do not infringe our intellectual property or that our intellectual property is invalid or unenforceable. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.
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
Our trademark applications may be refused registration, and our registered trademarks may not be maintained or may be found to be unenforceable. During trademark examination proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections, we may not be able to overcome them. In addition, in the U.S. Patent and Trademark Office and Trademark Offices in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications or to seek cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, if we do not secure registrations for our trademarks, we may encounter difficulty enforcing our trademark rights against third parties in the jurisdictions where we do not have registered rights.
If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, including Translarna, we may be required to re-brand affected products, which could cause delays in getting such products to market and substantially increase our costs.
To protect our rights in any trademark we intend to use for our product or our product candidates, including Translarna, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for trademark registration in the United States as well as any other country where we intend to commercialize our product or product candidates. Failure to obtain trademark registrations may place our use of the trademarks at risk or make them subject to legal challenges, which could force us to choose alternative names for our product or product candidates. In addition, the FDA, and other regulatory authorities outside the United States, conduct an independent review of proposed product names for pharmaceuticals, including an evaluation of the potential for confusion with other pharmaceutical product names for medications, which could result in medication errors in prescribing, dispensing and consumption. These regulatory authorities may also object to a proposed product name if they believe the name inappropriately makes or implies a therapeutic claim. If the FDA or other regulatory authorities outside the United States object to any of our proposed product names, we may be required to adopt alternative names for our product or product candidates. If we adopt alternative names, either because of our inability to obtain a trademark registration or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications and the rights attached thereto. Consequently, we may be required to expend significant additional resources in an effort to adopt a new product name that would be registrable under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities, which could cause delays in getting our products to market and substantially increase our costs. Furthermore, we may not be able to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.
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
In connection with our commercialization plans and business strategy, including our commercial launch of Translarna for the treatment of nmDMD, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, following our receipt of the Refuse to File letter from the FDA in 2016, we implemented a reorganization of our operations in March 2016 that resulted in a one-time charge for the related work-force reduction. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•
any developments related to our ability or inability to advance Translarna for the treatment of nmDMD in the United States in a timely manner or at all, whether pursuant to the file over protest process with the FDA, or otherwise, and including whether we will be required to complete any additional clinical and non-clinical trials or analyses;

•
our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA, which is subject to the specific obligation to conduct Study 041 and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;

•
any developments related to Study 041, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or non-clinical trial that may be required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;

•	results of clinical trials of Translarna and any other product candidate that we develop;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;

•	other developments concerning our regulatory submissions;

•	whether regulators in other territories agree with our interpretation of the results of ACT DMD;

•	our ability to advance the commercialization of Translarna for the treatment of nmDMD;

•	the success of competitive products or technologies;

•	the development and regulatory status of our SMA program with Roche and the SMA Foundation;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K for information concerning litigation initiated against us and certain of our officers during the first quarter of 2016. In addition, we could be the target of other such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties

Our principal facilities consist of approximately 90,000 square feet of research and office space located at 100, 200 and 250 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under a lease that expires in 2019, with two consecutive five-year renewal options to renew the lease after 2019. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. We also lease office space in other countries to support our operations as a global organization, but these leases are not material to us.
Item 3.    Legal Proceedings
In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our Chief Financial Officer. The lawsuits have been consolidated into one action captioned In re PTC Therapeutics, Inc. Securities Litigation, No. 16-1224 (KM). A consolidated amended complaint was filed on January 13, 2017. On February 14, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. The action alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between November 6, 2014 and February 23, 2016, as well as attorneys’ fees and costs.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “PTCT” since June 20, 2013. Prior to that time, there was no public market for our common stock.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2016
First quarter	$31.89	$5.27
Second quarter	$10.15	$5.78
Third quarter	$14.35	$5.64
Fourth quarter	$14.57	$4.03
Year ended December 31, 2015
First quarter	$77.87	$46.92
Second quarter	$78.72	$46.17
Third quarter	$62.15	$24.63
Fourth quarter	$35.76	$22.67
Holders
As of February 24, 2017, there were 34 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
Inducement stock option awards
Pursuant to the NASDAQ inducement grant exception, during the quarter ended December 31, 2016, we issued options to purchase an aggregate of 39,200 shares of common stock to certain new hire employees at a weighted-average exercise price of $12.37 per share. The shares underlying these option awards have been registered on a Form S-8 registration statement.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Item 6.    Selected Financial Data
The following table sets forth certain financial data with respect to our business. The selected consolidated financial data is derived from, and should be read in conjunction with, our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other information contained elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenue	$81,447	$33,696	$717	$—	$—
Collaboration and grant revenue	1,258	3,070	24,528	34,696	33,946
Total revenues	82,705	36,766	25,245	34,696	33,946
Operating expenses:
Research and development	117,633	121,816	79,838	54,875	46,139
Selling, general and administrative	97,130	82,080	44,820	25,219	14,615
Total operating expenses	214,763	203,896	124,658	80,094	60,754
Loss from operations	(132,058)	(167,130)	(99,413)	(45,398)	(26,808)
Interest (expense) income, net	(8,276)	(2,367)	1,180	(6,084)	(1,210)
Loss on extinguishment of debt	—	—	—	(130)	—
Other (expense) income, net	(1,207)	(465)	(213)	38	1,783
Loss before income tax (expense) benefit	(141,541)	(169,962)	(98,446)	(51,574)	(26,235)
Income tax (expense) benefit	(569)	(485)	4,693	—	—
Net loss	(142,110)	(170,447)	(93,753)	(51,574)	(26,235)
Deemed dividend	—	—	—	(18,249)	—
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	—	3,391	159,954
Less beneficial conversion charge	—	—	—	—	(378)
Net (loss) income attributable to common stockholders	$(142,110)	$(170,447)	$(93,753)	$(66,432)	$133,341
Net (loss) income attributable to common stockholders per share:
Basic	$(4.17)	$(5.07)	$(2.97)	$(5.18)	$219.76
Diluted	$(4.17)	$(5.07)	$(2.97)	$(5.18)	$42.50
Weighted-average shares outstanding:
Basic	34,044,584	33,626,248	31,565,310	12,829,411	3,328
Diluted	34,044,584	33,626,248	31,565,310	12,829,411	17,205

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$231,666	$338,925	$315,241	$142,467	$2,726
Working Capital	211,662	310,563	291,096	131,890	(23,564)
Total assets*	269,345	365,281	333,219	151,903	13,072
Long-term debt*	98,216	91,848	—	49	4,883
Accumulated deficit	(735,108)	(592,998)	(422,551)	(328,798)	(277,224)
Total stockholders’ equity (deficiency)	119,583	226,001	298,467	136,542	(99,640)

* Reclassified debt issuance costs of $2.8 million related to the Convertible Notes as of December 31, 2015 from Total Assets and Long-term debt in connection with the adoption of ASU 2015-03.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
We are a global biopharmaceutical company focused on the discovery, development and commercialization of novel medicines using our expertise in RNA biology. We have discovered all of our compounds currently under development using our proprietary technologies. We plan to continue to develop these compounds both on our own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. Our internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.
During the year ended December 31, 2016, we recognized $81.4 million in sales of TranslarnaTM (ataluren), our lead product, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Translarna is currently available in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP. We hold worldwide commercialization rights to Translarna for all indications in all territories.
Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nmDMD in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder. Our marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization is further subject to a specific obligation to conduct and submit the results of a18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2021.
Each country, including each member state of the EEA, has its own pricing and reimbursement regulations. In order to commence commercial sale of product pursuant to our Translarna marketing authorization in any particular country in the EEA, we must finalize pricing and reimbursement negotiations with the applicable government body in such country. As a result, our commercial launch will continue to be on a country-by-country basis. We also have made, and expect to continue to make, product available under EAP programs, both in countries in the EEA and other territories. Our ability to negotiate, secure and maintain reimbursement for product under commercial and EAP programs can be subject to challenge in any particular country and can also be affected by political, economic and regulatory developments in such country.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by us in December 2015. In February 2016, following our initial submission, we received a Refuse to File letter from the FDA stating that our NDA was not sufficiently complete to permit a substantive review. Specifically, we were notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA did not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. During July 2016, we appealed the refuse to file decision via the FDA’s formal dispute resolution process, however, this appeal was denied by the FDA’s Office of Drug Evaluation I in October 2016. There is significant risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the FDA, pursuant to the file over protest process or otherwise, the agency will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, and will not grant marketing approval for Translarna for the treatment of nmDMD.
In March 2016, following receipt of the Refuse to File letter, we commenced implementation of a reorganization of our operations intended to improve efficiency and better align our costs and employment structure with our strategic plans. We completed the reorganization in June 2016 and recorded a one-time charge of $2.5 million for the year ended December 31, 2016 for severance and related workforce reduction expenses.

On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nmCF patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, we plan to discontinue our current clinical development of Translarna for nmCF and close ongoing extension studies of Translarna for the treatment of nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications: mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5.
We continue to advance the development of our spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish, a two-part clinical study in infants with type 1 SMA. Both Sunfish and Firefish are investigating the safety, tolerability and efficacy of the compound RG7916 in the applicable patient populations. Part one of each study is a dose-finding study with the primary objectives of evaluating the safety, pharmacokinetics, or PK, and pharmacodynamics of RG7916 in patients and to select the dose for part two of the applicable study. Part one of each study is expected to be followed by a pivotal part two with the primary objective of evaluating the efficacy of RG7916. Commencement of the pivotal part two portion of either Sunfish or Firefish will trigger a single $20 million milestone payment to us from Roche. We anticipate that both Sunfish and Firefish will move into the pivotal second part of the respective study during 2017.
In addition, we have a pipeline of product candidates that are in early clinical and preclinical development. A Phase 1 first-in-human, dose-escalation safety and PK open-label clinical study for our product candidate, PTC596, in advanced cancer patients with solid tumors recently completed. Data from this study is expected during 2017.
On March 16, 2017, we announced that we have entered into an asset purchase agreement with Marathon Pharmaceuticals, LLC, under which we have agreed to acquire all rights to EmflazaTM (deflazacort), subject to the satisfaction or waiver of certain conditions. Emflaza received approval from the FDA on February 9, 2017 as a treatment of Duchenne muscular dystrophy in patients five years of age and older. Additional information concerning the planned acquisition is discussed in Note 17. Subsequent Events in the consolidated financial statements and Item 1A. Risk Factors, each appearing elsewhere in this Annual Report on Form 10-K. Unless otherwise stated or the context otherwise requires, we have not reflected in this Annual Report on Form 10-K the changes to our business that may occur if we consummate the planned acquisition.
Overview—Funding
The success of Translarna, and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2016, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our early access programs, or EAPs, and in countries in the EEA where we were able to obtain acceptable commercial pricing and reimbursement terms.
See “Item 1. Business—Commercial Matters—Market Access Considerations” for additional information and “Item 1A. Risk Factors—Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
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
As of December 31, 2016, we had an accumulated deficit of $735.1 million. We had a net loss of $142.1 million and $170.4 million for the fiscal years ended December 31, 2016 and 2015, respectively.

We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
We may seek to expand and diversify our product pipeline through opportunistically in-licensing or acquiring the rights to products, product candidates or technologies and we may incur expenses, including with respect to transaction costs, subsequent development costs or any upfront, milestone or other payments or other financial obligations associated with any such transaction, which would increase our future capital requirements.
With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part I, Item 1A. Risk Factors - Risks Related to Our Common Stock.
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
We expect our research and development expenses to increase in connection with our ongoing activities, particularly in connection with Study 041 for Translarna for the treatment of nmDMD, our studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and activities under our cancer stem cell program. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product and product candidate manufacturing costs.
The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2016, 2015, and 2014.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$84,566	$83,521	$56,707
Antibacterial	208	9,388	7,512
Cancer stem cell	7,473	8,422	4,307
Next generation nonsense readthrough	6,428	7,951	6,506
Other research and preclinical	18,958	12,534	4,806
Total research and development	$117,633	$121,816	$79,838
The successful development of our product and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our product and product candidates over other therapies;

•
our ability to market, commercialize and achieve market acceptance for our product or any of our product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us;

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
Selling, general and administrative expense
Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including share-based compensation expenses, in our executive, legal, commercial, business development, finance, accounting, information technology and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development expense; advertising and promotional expenses; costs associated with industry and trade shows; and professional fees for legal services, including patent-related expenses, accounting services, miscellaneous selling costs and finishing costs incurred to direct product to commercial use.
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
Net Product Sales
To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We began recognizing revenue for payments received under reimbursed EAPs for Translarna in nmDMD patients in select countries in the third quarter of 2014. We have now established a pattern of collectability and, since January 2015, we recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products.
We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Revenue is recognized when risk of ownership has transferred. Our third-party distributors act as intermediaries between us and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer.
We record revenue net of allowances, including estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.
We expect that net product sales will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales may be for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our submissions for Translarna for the treatment of nmDMD and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.
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
We evaluate all contingent consideration earned, such as a milestone payment, using the criteria as provided by the FASB guidance on the milestone method of revenue recognition. At the inception of a collaboration arrangement, we evaluate if milestone payments are substantive. The criteria requires that (1) we determine if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. We recognize royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting.
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
Inventories and Cost of Product Revenues
In 2014, we were notified that the European Commission granted marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows us to market Translarna for the treatment of nmDMD in the 31 member states of the EEA. Our launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including conducting and reporting results from Study 041, as described below.
In January 2016, we submitted the final clinical study report from ACT DMD to the EMA in fulfillment of the initial specific obligation placed on our marketing authorization. The primary efficacy endpoint of ACT DMD was not achieved with statistical significance. We made our submission to the EMA as a type II variation request that sought to have this initial specific obligation to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA.
In January 2017, the European Commission renewed our marketing authorization, subject to the specific obligation to conduct Study 041. Because the EMA did not grant our request for full marketing authorization, the authorization remains subject to annual EMA reassessment. The last granted marketing authorization renewal is effective, unless extended, through August 5, 2017. We submitted a marketing authorization renewal request to the EMA in February 2017. We plan to seek to renew the marketing authorization on an annual basis until a marketing authorization that is not subject to any specific obligation is granted, if ever.
If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any specific obligation or other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions on the marketing authorization.
Although there continues to be substantial risk that regulators could, in the future, suspend or not renew our marketing authorization in the EEA for Translarna for the treatment of nmDMD, we have determined that we will capitalize inventory with respect to the Translarna finished product for commercial use effective January 1, 2017 and commence the expensing of cost of goods sold based on the marketing authorization renewal granted by the EC. Had we capitalized as inventory all of our Translarna product that is available for commercial sale on hand as of December 31, 2016, the value of that inventory would have been approximately $1.7 million. In addition, had we expensed the cost of Translarna product sold as a cost of sales, the gross profit margin would have been greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry.
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
In 2016, we issued a total of 1,500,645 stock options to various employees. Of those, 155,200 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.
The fair values of grants made in the year ended December 31, 2016 were contemporaneously estimated on the date of grant using the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.30 - 2.24%	1.48 - 2.18%	0.11 - 2.04%
Expected volatility	67 - 78%	67 - 69%	70 - 91%
Expected term	5.05 - 10.00 years	5.50 - 9.12 years	5.50 - 6.25 years
We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $17.31, $50.81, and $22.39 per share, respectively.
The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions, such as expected volatility and expected term. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of the options. Therefore, we calculate expected volatility based on a historical volatility analysis of peers that were similar to us with respect to industry, stage of life cycle, size, and financial leverage and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants. We use the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.
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
The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	344,335	$10.85
Granted	141,185	$30.86
Vested	(163,635)	$10.85
Forfeited	(50,234)	$18.93
Unvested at December 31, 2016	271,651	$19.76

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31, 2016, we recorded $0.9 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of our or any subsidiary of ours after such purchase. For the period ending December 31, 2016, we recorded $0.2 million in compensation expense related to the ESPP.
We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Research and development	$16,812	$16,138	$9,739
Selling, general and administrative	18,197	17,841	9,571
Total	$35,009	$33,979	$19,310
As of December 31, 2016, 2015 and 2014 there was approximately $60.8 million, $73.8 million and $38.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s 2013 Long Term Incentive Plan and prior equity awards plans or made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.17 years.
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
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of Convertible Notes being converted.
The conversion rate for the Convertible Notes was initially, and remains, 17.7487 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of our common stock.
We may not redeem the Convertible Notes prior to August 20, 2018. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2018 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.
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
Income taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At December 31, 2016 and 2015, we recorded a full valuation allowance against our net deferred tax assets of approximately $183.0 million and $139.6 million, respectively. The change in the valuation allowance during the years ended December 31, 2016 and 2015 was approximately $43.4 million and $16.3 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2016, we have approximately $285.8 million and $213.2 million of federal and state net operating loss carryforwards, respectively.
As a result of realization requirements of the guidance issued by the FASB, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of December 31, 2016, approximately $50.4 million of the federal net operating loss carryforwards are related to the exercise of employee stock options and vesting of restricted stock, and we will record a tax benefit of approximately of $17.1 million through capital in excess of par value if such losses are realized.
As of December 31, 2016, credit carryforwards for federal and state purposes are approximately $14.4 million and $7.3 million, respectively. In addition the Orphan Drug Credit Carryover available as of December 31, 2016 is approximately $60.1 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. We have undergone an ownership change and have determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of our net operating loss carryforwards are limited and we can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the net operating losses will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $285.8 million of net operating losses available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2016, there is $175.1 million available for immediate use and an additional $16.7 million will free up in 2017.

Year ended December 31, 2016 compared to year ended December 31, 2015
The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2016 and 2015:

	Year ended December 31,		Change 2016 vs. 2015
(in thousands)	2016	2015
Net product revenue	$81,447	$33,696	$47,751
Collaboration and grant revenue	1,258	3,070	$(1,812)
Research and development expense	117,633	121,816	$(4,183)
Selling, general and administrative expense	97,130	82,080	$15,050
Interest expense, net	(8,276)	(2,367)	$(5,909)
Income tax expense	(569)	(485)	$(84)
Net product revenue.    Net product revenue was $81.4 million for the year ended December 31, 2016, an increase of $47.8 million, from net product revenue of $33.7 million for the year ended December 31, 2015. We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. As of January 1, 2015, we have recognized revenue for Translarna as product is shipped, given we have established a pattern of collectability. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories.
Collaboration and grant revenue.    Collaboration and grant revenue was $1.3 million for the year ended December 31, 2016, a decrease of $1.8 million, or 59%, from collaboration and grant revenue of $3.1 million for the year ended December 31, 2015. The decrease in collaboration and grant revenue was primarily due to the recognition of deferred grant revenue in fiscal year 2015 from an agreement entered into in fiscal year 2014.
Research and development expense.    Research and development expense was $117.6 million for the year ended December 31, 2016, a decrease of $4.2 million, or 3%, from $121.8 million for the year ended December 31, 2015. The decrease resulted primarily from lower costs associated with research activities of $8.5 million. These decreases were partially offset by increased personnel costs of $2.6 million, including $0.8 million of one-time severance related charges, and increased costs related to the manufacture of drug products of $2.0 million.
Selling, general and administrative expense.    Selling, general and administrative expense was $97.1 million for the year ended December 31, 2016, an increase of $15.1 million, or 18%, from $82.1 million for the year ended December 31, 2015. The increase resulted primarily from higher personnel costs of $11.0 million, including $1.6 million of one-time severance related charges, and an increase in share-based compensation expense of $1.3 million. The remainder of the increase is primarily due to costs associated with the expanded commercial launch of Translarna across Europe and other regions.
Interest expense, net.    Net interest expense was $8.3 million for the year ended December 31, 2016, an increase of $5.9 million, or 250% from net interest expense of $2.4 million for the year ended December 31, 2015. The increase in interest expense was primarily due to increased interest expense accrued in connection with the semi-annual interest payments due on our Convertible Notes beginning in 2016 for the full year as compared to partial year expense in 2015 partially offset by interest income related to investments.
Income tax expense.    Income tax expense was $0.6 million for the year ended December 31, 2016, an increase of $0.1 million, or 17%, from $0.5 million for the year ended December 31, 2015. We incurred income tax expense related to certain foreign income taxes. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.
Year ended December 31, 2015 compared to year ended December 31, 2014
The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2015 and 2014:

	Year ended December 31,		Change 2015 vs. 2014
(in thousands)	2015	2014
Net product revenue	$33,696	$717	$32,979
Collaboration and grant revenue	3,070	24,528	$(21,458)
Research and development expense	121,816	79,838	$41,978
Selling, general and administrative expense	82,080	44,820	$37,260
Interest (expense) income, net	(2,367)	1,180	$(3,547)
Income tax (expense) benefit	(485)	4,693	$(5,178)
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
Interest (expense) income,net.    Net interest expense was $2.4 million for the year ended December 31, 2015, a decrease of $3.5 million from net interest income of $1.2 million for the year ended December 31, 2014. The increase in interest expense was primarily due to increased interest expense accrued in connection with the semi-annual interest payments due on our Convertible Notes beginning in 2016 partially offset by interest income related to investments.
Income tax (expense) benefit.    Income tax expense was $0.5 million for the year ended December 31, 2015 and income tax benefit was $4.7 million for the year ended December 31, 2014. We incurred income tax expense related to certain foreign income taxes. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We recognized a tax benefit of $4.9 million related to our sale of net operating losses and research and development credits in the New Jersey Technology Business Tax Certificate Transfer Program for the year ended December 31, 2014. We did not participate in this program during the year ended December 31, 2015.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses.
As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates. To date, all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041.
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
Cash flows
As of December 31, 2016, we had cash and cash equivalents and marketable securities of $231.7 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended December 31,
(in thousands)	2016	2015	2014
Cash provided by (used in):
Operating activities	(103,566)	(124,337)	(57,274)
Investing activities	104,481	(20,811)	(145,168)
Financing activities	968	154,061	237,126
Net cash used in operating activities was $103.6 million, $124.3 million, and $57.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial launch activities for Translarna and costs associated with the expansion of our international infrastructure for the years ended December 31, 2016, 2015, and 2014.
Net cash provided by investing activities was $104.5 million for the year ended December 31, 2016 and was primarily related to net sales and redemptions of marketable securities. Net cash used in investing activities was $20.8 million and $145.2 million for the years ended December 31, 2015 and 2014, respectively. Cash used in investing activities was primarily related to net purchases of marketable securities with funds raised from the issuance of Convertible Notes in August 2015 and public offerings in February and October 2014 for the years ended December 31, 2015 and 2014, respectively.
Net cash provided by financing activities in 2016 was due to proceeds from the exercise of stock options. Net cash provided by financing activities in 2015 was primarily attributable to the $145.4 million in net proceeds from the issuance of the Convertible Notes in August 2015. Net cash provided by financing activities in 2014 was primarily attributable to approximately $118.4 million in net proceeds from the public offering in February 2014 and approximately $117.6 million in net proceeds from the public offering in October 2014.
Funding requirements
We anticipate that our expenses will further increase in connection with the expansion of our global infrastructure as we continue to establish an international presence and commercialize Translarna for the treatment of nmDMD, including sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
In addition, our expenses will increase if and as we:

•	are required to complete any additional clinical and non-clinical trials or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

•
are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;

•	initiate or continue the research and development of Translarna for additional indications and of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek to expand and diversify our product pipeline through strategic transactions;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and

•
complete our planned acquisition of Emflaza, subject to satisfying closing conditions and obtaining applicable regulatory approvals, integrate the acquired assets into our business, and seek to satisfy contractual and regulatory obligations that will be assumed by us following closing of the planned acquisition.

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
Our future capital requirements will depend on many factors, including:

•
our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;

•	the costs, timing and outcome of Study 041;

•
the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the file over protest process with the FDA, or otherwise, and including, whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

•
the progress and results of our pediatric study of Translarna for the treatment of nmDMD, our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I and nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our cancer stem cell program;

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna or any of our other product candidates;

•
our ability to successfully negotiate adequate pricing and reimbursement processes on a timely basis, or at all, in the countries in which we may obtain regulatory approval, including the countries in the EEA;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•
the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome, including in Germany;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our planned acquisition of Emflaza; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K.
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
Contractual obligations
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2016.

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations (1)	3,286	1,483	1,744	59	—
Long-term debt obligations, including interest (2)	177,000	4,500	13,500	159,000	—
Total contractual obligations	180,286	5,983	15,244	159,059	—
_______________________________________________________________________________

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
We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our cancer stem cell and antibacterial programs. As we have discontinued development under our antibacterial program, we no longer expect that milestone and royalty payments from us to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments we may become obligated to pay for this program. Under our cancer stem cell program funding agreement, to the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. We made the first development milestone payment of $0.8 million to Wellcome Trust under the cancer stem cell program funding agreement during the second quarter of 2016. Additional development and regulatory milestone payments of up to an aggregate of $22.4 million may become payable by us under this agreement.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2016. At December 31, 2016, we held $231.7 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.
Currently, we do not hedge these interest rate exposures. We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity and to meet operating needs. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments.
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2016, we recognized foreign currency transaction losses, net of $0.6 million. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro or Swiss Franc from the December 31, 2016 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.
In August 2015, we issued $150 million of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes. We do not have economic interest rate exposure on the Convertible Notes as they have a fixed annual interest rate of 3.00%. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $85.2 million as of December 31, 2016.
Item 8.    Financial Statements and Supplementary Data

Report of independent registered public accounting firm

The Board of Directors and Stockholders of PTC Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTC Therapeutics Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PTC Therapeutics Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Iselin, New Jersey
March 16, 2017

Report of independent registered public accounting firm

The Board of Directors and Stockholders of PTC Therapeutics, Inc.
We have audited PTC Therapeutics, Inc. internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PTC Therapeutics, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, PTC Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PTC Therapeutics, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Iselin, New Jersey
March 16, 2017

PTC Therapeutics, Inc.
Consolidated Balance Sheets
In thousands

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$58,321	$58,022
Marketable securities	173,345	280,903
Prepaid expenses and other current assets	4,691	5,930
Trade receivables, net	24,929	11,094
Total current assets	261,286	355,949
Fixed assets, net	7,429	8,974
Deposits and other assets	630	358
Total assets	$269,345	$365,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$48,759	$45,247
Deferred revenue	—	139
Other current liabilities	865	—
Total current liabilities	49,624	45,386
Deferred revenue - long-term	1,587	—
Long-term debt	98,216	91,848
Other long-term liabilities	335	2,046
Total liabilities	149,762	139,280
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 34,169,410 shares at December 31, 2016. Authorized 125,000,000 shares; issued and outstanding 33,916,559 shares at December 31, 2015	34	34
Additional paid-in capital	856,142	820,165
Accumulated other comprehensive loss	(1,485)	(1,200)
Accumulated deficit	(735,108)	(592,998)
Total stockholders’ equity	119,583	226,001
Total liabilities and stockholders’ equity	$269,345	$365,281
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations
In thousands

	Year ended December 31,
	2016	2015	2014
Revenues:
Net product revenue	$81,447	$33,696	$717
Collaboration and grant revenue	1,258	3,070	24,528
Total revenues	82,705	36,766	25,245
Operating expenses:
Research and development	117,633	121,816	79,838
Selling, general and administrative	97,130	82,080	44,820
Total operating expenses	214,763	203,896	124,658
Loss from operations	(132,058)	(167,130)	(99,413)
Interest (expense) income, net	(8,276)	(2,367)	1,180
Other expense, net	(1,207)	(465)	(213)
Loss from operations before tax (expense) benefit	(141,541)	(169,962)	(98,446)
Income tax (expense) benefit	(569)	(485)	4,693
Net loss attributable to common stockholders	$(142,110)	$(170,447)	$(93,753)
Weighted-average shares outstanding:
Basic and diluted (in shares)	34,044,584	33,626,248	31,565,310
Net loss per share—basic and diluted (in dollars per share)	$(4.17)	$(5.07)	$(2.97)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
In thousands

	Year ended December 31,
	2016	2015	2014
Net loss	$(142,110)	$(170,447)	$(93,753)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	386	(202)	(457)
Foreign currency translation loss	(671)	(261)	(350)
Comprehensive loss	$(142,395)	$(170,910)	$(94,560)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
In thousands, except shares

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2013	23,803,282	$24	$465,246	$70	$(328,798)	$136,542
Issuance of common stock from public offerings and exercise of over allotment exercise, net of offering costs	8,613,265	9	235,971	—	—	235,980
Exercise of options	108,645	—	1,195	—	—	1,195
Restricted stock vesting	373,200	—	—	—	—	—
Share-based compensation expense	—	—	19,310	—	—	19,310
Net loss	—	—	—	—	(93,753)	(93,753)
Comprehensive loss	—	—	—	(807)	—	(807)
Balance, December 31, 2014	32,898,392	$33	$721,722	$(737)	$(422,551)	$298,467
Equity component of the convertible notes issuance, net	—	—	55,754	—	—	55,754
Exercise of options	656,248	1	8,710	—	—	8,711
Restricted stock vesting	361,919	—	—	—	—	—
Share-based compensation expense	—	—	33,979	—	—	33,979
Net loss	—	—	—	—	(170,447)	(170,447)
Comprehensive loss	—	—	—	(463)	—	(463)
Balance, December 31, 2015	33,916,559	$34	$820,165	$(1,200)	$(592,998)	$226,001
Exercise of options	89,216	—	968	—	—	968
Restricted stock vesting	163,635	—	—	—	—	—
Share-based compensation expense		—	35,009	—	—	35,009
Net loss		—	—	—	(142,110)	(142,110)
Comprehensive loss		—	—	(285)	—	(285)
Balance, December 31, 2016	34,169,410	$34	$856,142	$(1,485)	$(735,108)	$119,583

See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows
In thousands

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(142,110)	$(170,447)	$(93,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,290	2,876	2,235
Change in valuation of warrant liability	(47)	(140)	130
Amortization of premiums on investments	1,885	2,480	1,607
Amortization of debt issuance costs	302	107	—
Share-based compensation expense	35,009	33,979	19,310
Non-cash interest expense	6,065	2,146	—
Disposal of asset	—	(37)	—
Benefit for deferred income taxes	(199)	—	—
Unrealized foreign currency transaction losses, net	1,202	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,171	(2,107)	(2,286)
Trade receivables, net	(14,842)	(6,907)	(3,487)
Deposits and other assets	(278)	131	(340)
Accounts payable and accrued expenses	4,259	16,981	16,914
Other long-term liabilities	(799)	(92)	(80)
Deferred revenue	1,526	(3,307)	2,476
Net cash used in operating activities	(103,566)	(124,337)	(57,274)
Cash flows from investing activities
Purchases of fixed assets	(1,776)	(2,720)	(4,664)
Purchases of marketable securities	(85,377)	(223,762)	(247,804)
Sale & redemption of marketable securities	191,634	205,671	107,300
Net cash provided by (used in) investing activities	104,481	(20,811)	(145,168)
Cash flows from financing activities
Payments on long-term debt	—	—	(49)
Proceeds from exercise of options	968	8,711	1,196
Net proceeds from public offerings	—	—	235,979
Debt issuance costs related to convertible notes	—	(4,650)	—
Proceeds from issuance of convertible notes	—	150,000	—
Net cash provided by financing activities	968	154,061	237,126
Effect of exchange rate changes on cash	(1,584)	(639)	(350)
Net increase in cash and cash equivalents	299	8,274	34,334
Cash and cash equivalents, beginning of period	58,022	49,748	15,414
Cash and cash equivalents, end of period	$58,321	$58,022	$49,748
Supplemental disclosure of cash information
Cash paid for interest	$4,513	$—	$1
Cash paid for income taxes	$943	$111	$—
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities	$386	$(202)	$(457)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Notes to consolidated financial statements
December 31, 2016
(In thousands except share and per share amount)

1. The Company
PTC Therapeutics, Inc. (the Company or PTC) was incorporated as a Delaware corporation on March 31, 1998. PTC is a global biopharmaceutical company focused on the discovery, development and commercialization of orally administered, small molecule therapeutics targeting an area of RNA biology referred to as post-transcriptional control. The letters “PTC” in the corporate name are an acronym for post-transcriptional control processes, which are the regulatory events that occur in cells during and after a messenger RNA is copied from DNA through the transcription process. The Company has discovered all of its compounds currently under development using its proprietary technologies. The Company plans to continue to develop these compounds both on its own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. The Company believes that systematically targeting post-transcriptional control processes represents an unexploited approach to drug discovery and development. The Company’s internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.
The Company’s lead product, Translarna™ (ataluren) received marketing authorization from the European Commission in August 2014 for the treatment of nmDMD in ambulatory patients age 5 years and over in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder.
The Company’s marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. This marketing authorization is further subject to the specific obligation to conduct and submit the results of a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna in the approved patient population. The final report on the trial and open-label extension is to be submitted by the Company to the EMA by the end of the third quarter of 2021. The Company refers to the trial and open-label extension together as Study 041.
The marketing authorization in the EEA was last renewed in January 2017 and is effective, unless extended, through August 5, 2017. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance. The Company submitted a marketing authorization renewal request to the EMA in February 2017.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of December 31, 2016, Translarna was available in over 25 countries on a commercial basis or pursuant to the EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2017 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, or FDA. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by the Company in December 2015. In February 2016, following the initial submission, the Company received a Refuse to File letter from the FDA regarding the NDA. The FDA stated in the Refuse to File letter that the NDA was not sufficiently complete to permit a substantive review. Specifically, the Company was notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
1. The Company (Continued)

trials were negative and do not provide substantial evidence of effectiveness and that the NDA did not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that the Company had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. During July 2016, the Company appealed the Refuse to File decision via the formal dispute resolution process within FDA’s Center for Drug Evaluation and Research; however, this appeal was denied by the FDA’s Office of Drug Evaluation I in October 2016.
On March 2, 2017, the Company announced that the primary and secondary endpoints were not achieved in ACT CF, the Company’s Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nonsense mutation cystic fibrosis, or nmCF, patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, the Company plans to discontinue its current clinical development of Translarna for nmCF and close ongoing extension studies of Translarna for the treatment of nmCF. The Company has withdrawn its type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
During 2016, the Company’s revenues were primarily generated from sales of Translarna in countries in the EEA where pricing and reimbursement approval is obtained at acceptable levels and in other territories where the Company is permitted to distribute Translarna under EAP programs. The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, the difficulties inherent in the development of commercially usable products, the potential need to obtain additional capital necessary to fund the development of its products, and competition from other companies. As of December 31, 2016, the Company had an accumulated deficit of approximately $735.1 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 6), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.
2. Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
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
Concentration of credit risk
The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s investment policy includes guidelines on the quality of the financial institutions and financial instruments the Company is allowed to invest in, which the Company believes minimizes the exposure to concentration of credit risk.
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
Inventories and cost of product revenue
In 2014, the Company was notified that the European Commission granted conditional marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna for the treatment of nmDMD in the 31 member states of the EEA. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk benefit balance of the authorization, as well as satisfaction of any specific obligation or other requirement placed upon the marketing authorization.
In January 2016, the Company submitted the final clinical study report from ACT DMD report to the EMA in fulfillment of the initial specific obligation placed on the marketing authorization. The primary efficacy endpoint of ACT DMD was not achieved with statistical significance. The Company made this submission as a type II variation request that sought to have this initial specific obligation to the marketing authorization removed and a full marketing authorization granted. In February 2016, the Company also submitted a marketing authorization renewal request with the EMA.
In January 2017, the European Commission renewed the Company’s marketing authorization, subject to the specific obligation to conduct Study 041. Because the EMA did not grant the Company’s request for full marketing authorization, the authorization remains subject to annual EMA reassessment. The last granted marketing authorization renewal is effective,

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

unless extended, through August 5, 2017. The Company submitted a marketing authorization renewal request to the EMA in February 2017. The Company plans to seek to renew the marketing authorization on an annual basis until a marketing authorization that is not subject to any specific obligation is granted, if ever.
If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that the Company has not or is unable to comply with any specific obligation or other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions.
Although there continues to be substantial risk that regulators could, in the future, suspend or not renew the Company’s marketing authorization in the EEA for Translarna for the treatment of nmDMD, the Company has determined that it will capitalize inventory with respect to the Translarna finished product for commercial use effective January 1, 2017 and commence the expensing of cost of goods sold based on the marketing authorization renewal granted by the EC. Had the Company capitalized as inventory all of the Translarna product that is available for commercial sale on hand as of December 31, 2016, the value of that inventory would have been approximately $1.7 million. In addition, had the Company expensed the cost of Translarna product sold as a cost of sales, the gross profit margin would have been greater than 90%, which the Company believes is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry.
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
The Company has recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of the Company’s third-party partner distributors. Revenue is recognized when risk of ownership has transferred. The Company’s third-party distributors act as intermediaries between the Company and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

The Company records revenue net of allowances, including estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.7 million as of December 31, 2016 and $0 as of December 31, 2015.
Research and development costs
Research and development expenses include the clinical development costs associated with the Company’s product development programs and research and development costs associated with the Company’s discovery programs. These expenses include internal research and development costs and the costs of research and development conducted on behalf of the Company by third parties, including sponsored university-based research agreements and clinical study vendors. All research and development costs are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.
Nonrefundable advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $0.4 million and $0.6 million as of December 31, 2016 and 2015, respectively.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
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
Beneficial conversion
When the Company issues a debt or an equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the convertible debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible debt or equity security.
The amount allocated to the beneficial conversion feature is presented as a discount or reduction to the related debt security or as an immediate charge to earnings available to common shareholders for convertible preferred stock instruments that are convertible by the shareholders at any time.
Warrant liability
Warrants to purchase the Company’s common stock with nonstandard antidilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. Any change in fair value of these warrants is recorded as gain/(loss) on warrant valuation each reporting period in Other expense, net on the Company’s statement of operations.
Impairment of long-lived assets
The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. Although current and historical negative cash flows are indicators of impairment, management believes the future cash flows to be received from the long-lived assets and the potential success of the Company’s research programs will exceed the assets’ carrying value, and accordingly, the Company believes that no impairment of long-lived assets exists as of December 31, 2016.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term. As a new public company, the Company does not have sufficient history to estimate the volatility of its common stock price or the expected life of the options. The Company calculates expected volatility based on a historical volatility analysis of peers that were similar with respect to industry, stage of life cycle, size, and financial leverage and will continue to do so until the historical volatility of its common stock is sufficient to measure expected volatility for future option grants. The Company uses the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.
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
The Company recognized a tax benefit of $4.9 million related to the sale of net operating losses in the New Jersey Technology Business Tax Certificate Transfer Program for the year ended December 31, 2014. The Company did not participate in this program during the years ended December 31, 2016 and 2015.
Foreign currency
The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income.
Net (loss) income per share
Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding—potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive. Dilutive common stock equivalents are comprised of convertible preferred stock and options outstanding under the Company’s stock option plans.
Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU No. 2014-9 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

recognized from costs incurred to obtain or fulfill a contract. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. With the issuance of ASU No. 2016-8 in March 2016 and ASU No. 2016-10 in April 2016, the FASB further amended guidance on recording revenue on a gross versus a net basis and on identifying performance obligations and licensing, respectively.  The issuance of ASU No. 2016-20 in December 2016 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures while also making additional technical corrections and improvements to the new revenue standard. The Company expects to adopt this guidance when effective and continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and accompanying notes. The Company’s implementation approach includes performing a detailed review of key contracts representative of the product being sold and services provided and assessing the conformance of historical accounting policies and practices with the standard. Because the standard may impact the Company’s business processes, systems and controls, the Company has initiated the development of a comprehensive change management project plan to guide the implementation.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company adopted the guidance in the fourth quarter of 2016 and performed an assessment to identify any conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued and thus require disclosure. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs topic of the Codification”. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. The Company adopted the guidance on January 1, 2016 on a retrospective basis and reclassed $2.8 million from “Deposits and other assets” to “Long-term debt” on the balance sheet as of December 31, 2015. The Company’s unamortized debt issuance cost at December 31, 2016 was $2.5 million which is included within “Long-term debt” on the consolidated balance sheet.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company’s deferred tax assets are provided with full valuation allowance as of December 31, 2016. As such, the Company does not expect that this standard will have a significant impact upon adoption.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
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
In March 2016, the FASB issued ASU No. 2016-9, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years, with early adoption permitted but only if all of the guidance is adopted in the same period. The Company will adopt this guidance in the first quarter of 2017 and is currently assessing what effect the adoption of ASU No. 2016-9 will have on its consolidated financial statements and accompanying notes.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
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
The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
3. Fair value of financial instruments and investments (Continued)

	December 31, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$173,345	$—	$173,345	$—
Warrant liability	$1	—	—	1
Stock appreciation rights liability	$865	—	—	865

	December 31, 2015
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$280,903	$—	$280,903	$—
Warrant Liability	$48	—	—	48
Stock appreciation rights liability	$—	—	—	—
The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker to value these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2016.
The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2016 and 2015:

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$12,919	$47	$—	$12,966
Corporate debt securities	153,240	52	(103)	153,189
Government obligations	7,188	2	—	7,190
	$173,347	$101	$(103)	$173,345

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$26,877	$80	$—	$26,957
Corporate debt securities	226,959	—	(640)	226,319
Government obligations	27,656	3	(32)	27,627
	$281,492	$83	$(672)	$280,903
Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. During the year ended December 31, 2016, the Company did not have any realized gains/losses from the sale of marketable securities. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. At December 31, 2016, the Company

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
3. Fair value of financial instruments and investments (Continued)

held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. In addition, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position when determining if the losses are other than temporary.
Marketable securities on the balance sheet at December 31, 2016 and 2015 mature as follows:

	December 31, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$12,966	$—
Corporate debt securities	137,196	15,993
Government obligations	7,190	—
Total Marketable securities	$157,352	$15,993

	December 31, 2015
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,957	$—
Corporate debt securities	140,831	85,488
Government obligations	18,994	8,633
Total Marketable securities	$186,782	$94,121
The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2016 was $85.2 million.
Level 3 valuation
The warrant liability is classified in Other long-term liabilities on the Company’s balance sheet. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other income/(expense) on the Company’s statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.
The stock appreciation rights (SARs) liability is classified in Other liabilities on the Company’s consolidated balance sheets. The SARs liability is marked-to-market each reporting period with the change in fair value recorded as compensation expense on the Company’s consolidated statements of operations until the SARS vest. The fair value of the SARs liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and SARs liability for the years ended December 31, 2016 and 2015:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
3. Fair value of financial instruments and investments (Continued)

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of January 1, 2015	$188	$—
Change in fair value	(140)	—
Ending balance as of December 31, 2015	$48	$—
Fair value of issuances	—	140
Change in fair value	(47)	725
Ending balance as of December 31, 2016	$1	$865
Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the preferred stock value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2016 include (i) volatility (62%-67%), (ii) risk free interest rate (0.62%-1.34%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($10.91) and (v) expected life (0.4-2.7 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2015 include (i) volatility (62%-70%), (ii) risk free interest rate (0.86%-1.54%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($32.40) and (v) expected life (1.5-3.7 years).
Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2016 include (i) volatility (48%-71%), (ii) risk free interest rate (0.44%-1.47%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($10.91), and (v) expected life (0.0-3.0 years).
4. Fixed assets
Fixed assets, net were as follows at December 31, 2016 and 2015:

	December 31,
	2016	2015
Leasehold improvements	$14,038	$14,029
Computer equipment and software	4,622	4,102
Furniture, fixtures, and lab equipment	19,343	17,443
Assets in process	353	1,102
	38,356	36,676
Less accumulated depreciation and amortization	(30,927)	(27,702)
	$7,429	$8,974
Depreciation expense was approximately $3.3 million, $2.9 million, and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
5. Accounts payable and accrued expenses
Accounts payable and accrued expenses at December 31, 2016 and 2015 consist of the following:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)

5. Accounts payable and accrued expenses (Continued)

	December 31,
	2016	2015
Employee compensation, benefits, and related accruals	$13,649	$12,630
Consulting and contracted research	11,505	13,753
Professional fees	1,237	2,523
Sales allowances and other related costs	13,245	4,718
Accounts payable	6,298	5,779
Other	2,825	5,844
	$48,759	$45,247
6. Convertible senior notes
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
6. Convertible senior notes (Continued)

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
The Company accounts for the Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the Convertible Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the Convertible Notes is $57.5 million and was recorded in additional paid-in capital.
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
The Convertible Notes consist of the following:

	Year ended December 31,
Liability component	2016	2015
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,457)	(2,760)
Less: Debt discount, net (1)	(49,327)	(55,392)
Net carrying amount	$98,216	$91,848

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
6. Convertible senior notes (Continued)

(1)
Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $85.2 million as of December 31, 2016. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of December 31, 2016, the remaining contractual life of the Convertible Notes is approximately 5.6 years.
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2016	2015
Contractual interest expense	$4,497	$1,702
Amortization of debt issuance costs	302	107
Amortization of debt discount	6,065	2,146
Total	$10,864	$3,955
Effective interest rate of the liability component	11.0%	11.0%
7. Capital structure
Common stock
As of December 31, 2016, the Company’s number of authorized shares of common stock was 125,000,000.
Public offerings of common stock
In February 2014, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company issued and sold an aggregate of 5,163,265 shares of common stock under the registration statement at a public offering price of $24.50 per share, including 673,469 shares pursuant to the exercise by the underwriters of an over-allotment option. The Company received net proceeds from the follow -on public offering of approximately $118.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
Warrants
All of the Company’s outstanding warrants are classified as liabilities as of December 31, 2016 and 2015 because they contain non-standard antidilution provisions.
The following is a summary of the Company’s outstanding warrants as of December 31, 2016 and 2015:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
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
The following table sets forth the computation of basic and diluted earnings per share for common stockholders:
Net loss per share

	Year ended December 31,
	2016		2015		2014
Numerator
Net loss	$(142,110)		$(170,447)		$(93,753)
Denominator
Denominator for basic and diluted net loss per share	34,044,584		33,626,248		31,565,310
Net loss per share:
Basic and diluted	$(4.17)	*	$(5.07)	*	$(2.97)	*

* For the years ended December 31, 2016, 2015, and 2014, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2016	2015	2014
Stock Options	5,854,316	4,826,477	3,432,972
Unvested restricted stock	271,651	344,335	718,400
Total	6,125,967	5,170,812	4,151,372
9. Stock award plan
In 2009, the Company’s shareholders approved the 2009 Equity and Long-Term Incentive Plan, which provides for the granting of stock option awards, restricted stock awards, and other stock-based and cash-based awards, subject to certain adjustments and annual increases.
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
9. Stock award plan (Continued)

incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of December 31, 2016, awards for 329,022 shares of common stock were available for issuance.
The Board of Directors has the authority to select the individuals to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) the date on which the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s stock) of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed ten years). Options typically vest over a three- or four-year period.
Inducement stock option awards
Pursuant to the NASDAQ inducement grant exception, during the year ended December 31, 2016, the Company issued options to purchase an aggregate of 155,200 shares of common stock to certain new hire employees at a weighted-average exercise price of $13.67 per share. An aggregate of 255,550 of options previously granted as inducement awards were forfeited during the year ended December 31, 2016 in connection with employee separations from the Company.
A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2013	2,095,592	$20.24
Granted	1,639,996	$31.09
Exercised	(108,645)	$11.00
Forfeited	(193,971)	$32.91
Outstanding at December 31, 2014	3,432,972	$25.00
Granted	2,201,800	$50.81
Exercised	(656,248)	$13.27
Forfeited	(152,047)	$49.58
Outstanding at December 31, 2015	4,826,477	$37.20
Granted	1,500,645	$27.90
Exercised	(89,216)	$10.85
Forfeited	(383,590)	$47.42
Outstanding at December 31, 2016	5,854,316	$34.71	7.80 years	$341
Vested or Expected to vest at December 31, 2016	2,792,870	$35.66	8.36 years	$249
Exercisable at December 31, 2016	2,903,325	$33.73	7.22 years	$72

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
9. Stock award plan (Continued)

The fair values of grants made in the years ended December 31, 2016, 2015 and 2014 were contemporaneously estimated on the date of grant using the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.30 - 2.24%	1.48 - 2.18%	0.11 - 2.04%
Expected volatility	67 - 78%	67 - 69%	70 - 91%
Expected term	5.05 - 10.00 years	5.50 - 9.12 years	5.50 - 6.25 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $17.31, $50.81, and $22.39 per share, respectively.
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
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	344,335	$10.85
Granted	141,185	$30.86
Vested	(163,635)	$10.85
Forfeited	(50,234)	$18.93
Unvested at December 31, 2016	271,651	$19.76
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company’s common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company’s common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31, 2016, the Company recorded $0.9 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
9. Stock award plan (Continued)

common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2016, the Company recorded $0.2 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2016	2015	2014
Research and development	$16,812	$16,138	$9,739
Selling, general and administrative	18,197	17,841	9,571
Total	$35,009	$33,979	$19,310
As of December 31, 2016, there was approximately $60.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.17 years.
10. Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.
The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2016, 2015, and 2014, respectively.

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2013	$70	$—	$70
Other comprehensive loss before reclassifications	(457)	(350)	(807)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(457)	(350)	(807)
Balance at December 31, 2014	$(387)	$(350)	$(737)
Other comprehensive loss before reclassifications	(202)	(261)	(463)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(202)	(261)	(463)
Balance at December 31, 2015	$(589)	$(611)	$(1,200)
Other comprehensive income (loss) before reclassifications	386	(671)	(285)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	386	(671)	(285)
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)

11. Collaborations and grants
The Company has ongoing collaborations with the Spinal Muscular Atrophy Foundation (SMA Foundation) and F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, Roche) and early stage discovery arrangements with other

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
11. Collaborations and grants (Continued)

institutions. The following are the key terms to the Company’s (i) ongoing collaborations and (ii) early stage discovery and development arrangements.
Roche and SMA Foundation
In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company’s spinal muscular atrophy program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program.
The Company applied the multiple element revenue recognition guidance in evaluating the accounting treatment of this collaboration agreement. The Company identified two possible significant deliverables in the collaboration agreement, the license and the research activities. The Company evaluated whether these significant deliverables have stand-alone value and determined that the license does not have standalone value without the ongoing research and development services given the unique nature of the technology. As such, both of these elements were combined as a single unit for accounting purposes. As a result, the Company deferred the $30.0 million upfront payment which was recognized over the estimated performance period of two years, which was the contracted research period. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $0.4 million, $0.6 million and $20.2 million respectively, in collaboration revenue. The balance of the remaining deferred upfront payment was fully recognized as of December 31, 2013.
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
The Company applies multiple element revenue recognition guidance in evaluating the accounting treatment for these arrangements. Generally, the two significant deliverables in these arrangements are the license and the research activities. The Company evaluates whether the deliverables have standalone value. Since the Company’s discovery technologies are highly

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
11. Collaborations and grants (Continued)

specialized, the Company has generally determined that the license does not have standalone value without the ongoing research and development services and generally accounts for these arrangements as a single unit of accounting.
As a result, the Company had deferred revenue of $1.8 million as of December 31, 2014 related to these arrangements. There was no deferred revenue related to these arrangements as of December 31, 2016 and 2015. For the years ended December 31, 2015 and 2014, the Company recognized approximately $1.8 million and $1.3 million in collaboration revenue, respectively.
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
12. Income taxes
The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Domestic	(61,446)	(50,944)	(46,501)
Foreign	(80,095)	(119,018)	(51,945)
Total	(141,541)	(169,962)	(98,446)
The Income Tax Provision consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(2)	(2)	4,890
Foreign	(766)	(483)	(197)
Deferred:
U.S. Federal	199	—	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total Tax (Expense) Benefit	$(569)	$(485)	$4,693
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
12. Income taxes (Continued)

	December 31,
	2016	2015	2014
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
State income tax benefit, net of federal benefit	3.05	(0.43)	(1.60)
Permanent differences	(3.70)	(6.61)	(0.93)
NOL IRC Section 382 Limitations	—	—	(21.53)
Research and development	16.66	19.50	3.78
Increase to valuation allowance	(30.72)	(20.87)	9.17
Foreign tax rate differential	(19.84)	(24.06)	(18.14)
Benefit allocated from other comprehensive income	0.14	—	—
Other	0.01	(1.82)	0.01
Effective income tax rate	(0.40)%	(0.29)%	4.76%
The significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued Expense	$849	$848
Amortization	46	57
Depreciation	2,968	2,631
Federal tax credits	74,475	50,850
State tax credits	4,996	3,356
Federal net operating losses	80,061	75,200
State net operating losses	9,672	8,848
Capitalized research and development costs	7,248	8,917
Other	22,125	10,345
Total gross deferred tax assets	202,440	161,052
Less valuation allowance	(183,015)	(139,584)
Total deferred tax assets, net of valuation allowance	$19,425	$21,468
Deferred tax liabilities:
Convertible debt	$(19,190)	$(21,468)
Gain on marketable securities	$(235)	$—
Total gross deferred tax assets	(19,425)	(21,468)
Net deferred tax assets (liabilities)	$—	$—
At December 31, 2016 and 2015, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $183.0 million and $139.6 million, respectively. The change in the valuation allowance during the years ended December 31, 2016 and 2015 was approximately $43.4 million and $16.3 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2016, the Company has approximately $285.8 million and $213.2 million of federal and state net operating loss carryforwards, respectively.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
12. Income taxes (Continued)

As a result of realization requirements of the guidance issued by the FASB, certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting are excluded from the total deferred tax assets. As of December 31, 2016, approximately $50.4 million of the federal net operating loss carryforwards are related to the exercise of employee stock options and vesting of restricted stock, and the Company will record a tax benefit of approximately of $17.1 million through capital in excess of par value if such losses are realized.
As of December 31, 2016, research and development credit carryforwards for federal and state purposes are approximately $14.4 million and $7.3 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2016 is approximately $60.1 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $285.8 million of NOLs available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2016, there is $175.1 million available for immediate use and an additional $16.7 million will free up in 2017.
The income tax expense and benefit for the years ended December 31, 2016 and 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense and benefit as a result of foreign taxes, nondeductible expenses, tax credits generated, true up of net operating loss carryforwards, and increases in the Company’s valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2016 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2016. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2013 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Subsequent to year end, the Company received a notice of examination from the United States Internal Revenue Service for tax year 2014 to commence in 2017.  As the examination has not yet begun, the timing and ultimate resolution of is uncertain.
For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
U.S. federal income taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to reinvest any earnings into the respective subsidiaries. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2016 and December 31, 2015 there are no undistributed earnings.
13. Commitments and contingencies
Operating leases

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
13. Commitments and contingencies (Continued)

The Company leases office space in South Plainfield, New Jersey for its principal office under a noncancelable operating lease through February 2019 in addition to office space in various countries for international employees primarily through workspace providers. Rent expense was approximately $2.2 million, $1.8 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company also leases certain office equipment under operating leases. Future minimum lease payments as of December 31, 2016 are as follows:

2017	$1,483
2018	1,214
2019	353
2020	177
2021	59
Thereafter	—
$3,286
Other contingencies
Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds in connection with our cancer stem cell and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the cancer steam cell program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the cancel stem cell program funding agreement during the second quarter of 2016. Additional milestone payments up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.
The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single- digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, if the Company outlicenses rights to a collaboration product, a specified percentage of certain payments the Company receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon our payment to the SMA Foundation of a specified amount.
The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.
The Company is currently party to the other legal proceedings described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K related to securities class action lawsuits. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)

14. Geographic information
The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2016
	United States	Non-US	Total
Total assets	$223,098	$46,247	$269,345
Property and equipment, net	$6,439	$990	$7,429
Revenue	$1,206	$81,499	$82,705

	Year Ended December 31, 2015
	United States	Non-US	Total
Total assets	$340,755	$24,526	$365,281
Property and equipment, net	$8,206	$768	$8,974
Revenue	$5,218	$31,548	$36,766
15. 401(k) plan
The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provides a 50% matching contribution for up to the first 6% of each contributing employee’s base salary contributions. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $1.1 million, $0.7 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

16.	Restructuring
In March 2016, the Company commenced implementation of a reorganization of its operations intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The Company completed its reorganization in June 2016 and recorded a one-time charge of $2.5 million for the year ended December 31, 2016. The total $2.5 million in one-time charges is related to work-force reduction, recorded in research and development and selling, general and administrative expenses in the accompanying statement of operations.

	Balance as of January 1, 2016	Expenses, net	Cash Payments	Balance as of December 31, 2016
2016 workforce reduction	$—	$2,484	$(2,462)	$22

17. Subsequent events
On March 16, 2017, the Company announced it had entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Marathon Pharmaceuticals, LLC (Marathon) to acquire all rights to Emflaza™ (deflazacort) (the Transaction). Emflaza is approved in the United States for all Duchenne muscular dystrophy patients aged five years and older, regardless of their genetic mutation. Under the terms of the Asset Purchase Agreement, the Company has agreed to pay Marathon total upfront consideration of $140 million upon closing of the Transaction, comprised of approximately $75 million in cash and approximately $65 million in PTC common stock. The number of shares of the Company’s common stock issuable at closing will be based on the volume weighted average price per share of the Company’s common stock on the NASDAQ Stock Market for the 15 trading day period ending on the third trading day immediately preceding the closing of the Transaction

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2016
(In thousands except share and per share amount)
17. Subsequent events (Continued)

and will be subject to reduction such that the number of shares issuable will not exceed 19.9% of the issued and outstanding shares of the Company’s common stock immediately prior to the closing date, which is expected to be a maximum of approximately 6.9 million shares, with any shortfall to be made whole with additional cash consideration. The Company will also assume certain liabilities with respect to the assets to be acquired. In addition, Marathon will be entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount for such payments. The Company estimates that the contingent payments will, on a blended average basis, range in percentages of net sales between the low to mid-twenties. Further, Marathon may be entitled to receive a single $50 million sales-based milestone. Each of the contingent payments and the milestone payment are subject to the terms and conditions of the Asset Purchase Agreement.

18. Selected quarterly financial data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2016 and 2015 are as follows:

	For the quarters ending
	March 31	June 30	September 30	December 31
2016:
Net product revenue	$18,878	$15,437	$22,013	$25,119
Collaboration and grant revenue	17	196	973	72
Operating expenses	57,337	52,193	55,050	50,183
Loss from operations	(38,442)	(36,560)	(32,064)	(24,992)
Net loss	(41,233)	(38,914)	(35,167)	(26,796)
Basic and diluted net loss per common share(1)	$(1.22)	$(1.14)	$(1.03)	$(0.78)
2015:
Net product revenue	$5,069	$6,161	$9,772	$12,694
Collaboration and grant revenue	2,413	613	4	40
Operating expenses	45,553	45,400	52,008	60,935
Loss from operations	(38,071)	(38,626)	(42,232)	(48,201)
Net loss	(37,915)	(38,361)	(43,223)	(50,948)
Basic and diluted net loss per common share(1)	$(1.15)	$(1.14)	$(1.27)	$(1.50)

(1)	The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.
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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
We have adopted a written Code of Business Conduct and Ethics, which is a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on the Corporate Governance page of the Investors section of our website, www.ptcbio.com, and is available in print to any person who requests it. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or the NASDAQ Global Select Market concerning any amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics.
Item 11.    Executive Compensation
The information required by this item as set forth in under the captions “Executive Compensation”, “2016 Director Compensation”, “Corporate Governance—Risk Oversight”and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

•	Reports of independent registered public accounting firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements
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

10.1+
1998 Employee, Director and Consultant Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.2+
Form of Incentive Stock Option Certificate under 1998 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.3+
Form of Non-Qualified Stock Option Certificate under 1998 Employee, Director and Consultant Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.4+	2009 Equity and Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.5+
Form of Notice of Award for Incentive Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.6+
Form of Notice of Award for Nonstatutory Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.7+
Form of Restricted Stock Agreement under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.8+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.9+
Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.10+
Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.11+	2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.12+
Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit

10.13+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.14+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2017 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.15+
Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2017 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.16+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2017 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.17+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.18+
Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016/2017 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.19+	Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017

10.20
Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.21†
License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22†
Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.23†
Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.24†
Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.25+
Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26+
Consulting Services Agreement between PTC Therapeutics, Inc. and Spiegel Consulting LLC, dated April 22, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 27, 2016)

10.27+
Inducement Stock Option Award—Nonstatutory Stock Option Agreement dated February 27, 2014 between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-194323), of the Registrant)

10.28+
Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.29+
Employment Agreement between the Registrant and Mark A. Rothera (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.30+
Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit

10.31+	Employment Agreement between the Registrant and Shane Kovacs (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+	Management contract, compensatory plan or arrangement.
Stockholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financials statement schedules) and a copy of any exhibit thereto (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to PTC Therapeutics, Inc., 100 Corporate Court, South Plainfield, New Jersey 07080.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date:	March 16, 2017	By:	/s/ STUART W. PELTZ
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

Dated:	March 16, 2017	By:	/s/ STUART W. PELTZ
Stuart W. Peltz Chief Executive Officer and Director

Dated:	March 16, 2017	By:	/s/ SHANE KOVACS
Shane Kovacs Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:	March 16, 2017	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler Director

Dated:	March 16, 2017	By:	/s/ ALLAN JACOBSON
Allan Jacobson Director

Dated:	March 16, 2017	By:	/s/ ADAM KOPPEL
Adam Koppel Director

Dated:	March 16, 2017	By:	/s/ GEOFFREY MCDONOUGH
Geoffrey McDonough Director

Dated:	March 16, 2017	By:	/s/ RONALD C. RENAUD, JR.
Ronald C. Renaud, Jr. Director

Dated:	March 16, 2017	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell Director

Dated:	March 16, 2017	By:	/s/ GLENN STEELE
Glenn Steele Director

Dated:	March 16, 2017	By:	/s/ DAWN SVORONOS
Dawn Svoronos Director

Dated:	March 16, 2017	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis Director