Form 10-Q
period 2017-03-31
PTC THERAPEUTICS, INC.
filed 2017-05-08
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 5, 2017, there were 41,244,004 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our expectations with respect to our acquisition of all rights to EMFLAZA™ (deflazacort) from Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, including with respect to our ability to realize the anticipated benefits of the acquisition (including with respect to future revenue generation and contingent payments to Marathon based on annual net sales);

•
our expectations with respect to a pending commercial launch of EMFLAZA for the treatment of Duchenne muscular dystrophy, or DMD, in the United States including with respect to matters of timing and our ability to resolve gating regulatory, distribution channel, and commercial matters in a timely manner;

•
our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for EMFLAZA for the treatment of DMD in the United States and for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, and other countries in which we have or may obtain regulatory approval;

•
the anticipated period of market exclusivity for EMFLAZA for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act, and the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act;

•	our ability to complete the United States Food and Drug Administration, or FDA, post-marketing requirements to the marketing authorization of EMFLAZA;

•
our ability to satisfy our obligations under the terms of the credit and security agreement with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and certain other financial institutions as lenders thereunder;

•
our ability to resolve the matters set forth in the Refuse to File letter we received from the FDA in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, including whether filing our NDA over protest with the FDA will result in a timely or successful review of our NDA, and whether we will be required to perform additional clinical and non-clinical trials or analyses at significant cost;

•
our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the European Medicines Agency, or EMA, and by the trial’s deadline;

•
our ability to maintain our marketing authorization of Translarna for the treatment of nmDMD in the EEA (which is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA);

•	the timing and scope of our continued commercialization of Translarna as a treatment for nmDMD in the EEA or other territories outside of the United States;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

•	our estimates regarding the potential market opportunity for Translarna and EMFLAZA, including the size of eligible patient populations and our ability to identify such patients;

•
our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;

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

•	the rate and degree of market acceptance and clinical utility of Translarna and EMFLAZA;

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

•	the timing of, and our ability to obtain additional marketing authorizations for, Translarna and our other product candidates;

•	the ability of Translarna, EMFLAZA and our other product candidates to meet existing or future regulatory standards;

•
our ability to maintain the current label under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD, whether pursuant to our Phase 2 study of Translarna for nmDMD in pediatric patients, or otherwise;

•	the timing of our planned closures of extension trials for Translarna for the treatment of nmCF;

•
the potential receipt of revenues from future sales of Translarna, EMFLAZA and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD in the countries in which we have or may obtain regulatory approval and EMFLAZA for the treatment of DMD in the United States;

•	the potential impact that enrollment, funding and completion of Study 041 may have on our revenue growth;

•
our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver Translarna and EMFLAZA in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

•
our ability to establish and maintain arrangements for the manufacture of Translarna, EMFLAZA and our other product candidates that are sufficient to meet clinical trial and commercial launch requirements;

•	our other regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to pursue development of Translarna for additional indications;

•	our ability to advance our earlier stage programs, including our cancer stem cell program;

•	our plans to pursue research and development of other product candidates;

•	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets;

•	the potential advantages of Translarna and EMFLAZA;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	our competitive position; and

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$54,106	$58,321
Marketable securities	148,471	173,345
Inventory	1,354	—
Prepaid expenses and other current assets	4,623	4,691
Trade receivables, net	32,173	24,929
Total current assets	240,727	261,286
Fixed assets, net	7,059	7,429
Deposits and other assets	859	630
Total assets	$248,645	$269,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$45,153	$48,759
Other current liabilities	265	865
Total current liabilities	45,418	49,624
Deferred revenue - long-term	2,194	1,587
Long-term debt	99,895	98,216
Other long-term liabilities	311	335
Total liabilities	147,818	149,762

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 34,316,836 shares at March 31, 2017. Authorized 125,000,000 shares; issued and outstanding 34,169,410 shares at December 31, 2016	34	34
Additional paid-in capital	865,834	856,142
Accumulated other comprehensive loss	(876)	(1,485)
Accumulated deficit	(764,165)	(735,108)
Total stockholders’ equity	100,827	119,583
Total liabilities and stockholders’ equity	$248,645	$269,345

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product revenue	$26,442	$18,878
Collaboration and grant revenue	105	17
Total revenues	26,547	18,895
Operating expenses:
Cost of product sales	39	—
Research and development	27,363	31,399
Selling, general and administrative	25,500	25,938
Total operating expenses	52,902	57,337
Loss from operations	(26,355)	(38,442)
Interest expense, net	(2,219)	(1,956)
Other expense, net	(318)	(721)
Loss before income tax expense	(28,892)	(41,119)
Income tax expense	(165)	(114)
Net loss attributable to common stockholders	$(29,057)	$(41,233)

Weighted-average shares outstanding:
Basic and diluted (in shares)	34,305,948	33,919,169
Net loss per share—basic and diluted (in dollars per share)	$(0.85)	$(1.22)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended March 31,
	2017	2016
Net loss	$(29,057)	$(41,233)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax	(22)	658
Foreign currency translation gain	631	1,626
Comprehensive loss	$(28,448)	$(38,949)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(29,057)	$(41,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	612	849
Change in valuation of warrant liability	—	(47)
Non-cash interest expense	1,600	1,446
Amortization of premiums on investments	208	631
Amortization of debt issuance costs	80	72
Share-based compensation expense	9,029	8,915
Unrealized foreign currency transaction losses, net	820	—
Changes in operating assets and liabilities:
Inventory	(1,350)	—
Prepaid expenses and other current assets	93	702
Trade receivables, net	(6,746)	(10,678)
Deposits and other assets	(226)	(12)
Accounts payable and accrued expenses	(3,923)	(2,452)
Other liabilities	(624)	(23)
Deferred revenue	582	243
Net cash used in operating activities	(28,902)	(41,587)
Cash flows from investing activities
Purchases of fixed assets	(225)	(265)
Purchases of marketable securities	(19,467)	(19,413)
Sale and redemption of marketable securities	44,110	41,795
Net cash provided by investing activities	24,418	22,117
Cash flows from financing activities
Proceeds from exercise of options	106	34
Proceeds from shares issued under employee stock purchase plan	557	—
Net cash provided by financing activities	663	34
Effect of exchange rate changes on cash	(394)	1,579
Net decrease in cash and cash equivalents	(4,215)	(17,857)
Cash and cash equivalents, beginning of period	58,321	58,022
Cash and cash equivalents, end of period	$54,106	$40,165
Supplemental disclosure of cash information
Cash paid for interest	$2,250	$2,263
Cash paid for income taxes	$28	$225
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized (loss) gain on marketable securities, net of tax	$(22)	$658

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
In thousands (except per share data unless otherwise noted)

1.	The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) was incorporated as a Delaware corporation on March 31, 1998. PTC is a global biopharmaceutical company focused on the discovery, development, and commercialization of novel medicines using its expertise in RNA biology. PTC has discovered all of its compounds currently under development using its proprietary technologies. PTC plans to continue to develop these compounds both on its own and through selective collaboration arrangements with leading pharmaceutical and biotechnology companies. PTC’s internally discovered pipeline addresses multiple therapeutic areas, including rare disorders and oncology.

The Company’s product, Translarna™ (ataluren) received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age five years and older in the 31 member states of the European Economic Area, or EEA. nmDMD is a rare, life threatening disorder.

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
The marketing authorization in the EEA was last renewed in January 2017 and is effective, unless extended, through August 5, 2017. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance. The Company submitted a marketing authorization renewal request to the EMA in February 2017. In April 2017, the EMA’s Committee for Human Medicinal Products, or CHMP, issued a positive recommendation to this renewal request, which is pending endorsement from the European Commission. If the European Commission endorses the recommendation, the Company expects the renewal would be effective for a period of twelve months.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of March 31, 2017, Translarna was available in over 25 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2017 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, or FDA. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of the Company's NDA by the PDUFA goal date. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by the Company in December 2015. In February 2016, following the initial submission, the Company received a Refuse to File letter from the FDA regarding the NDA. The FDA stated in the Refuse to File letter that the NDA was not sufficiently complete to permit a substantive review. Specifically, the Company was notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that the NDA did not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that the Company had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. During July 2016, the Company appealed the Refuse to File decision via the formal dispute resolution process within FDA’s Center for Drug Evaluation and Research; however, this appeal was denied by the FDA’s Office of Drug Evaluation I in October 2016.
On March 2, 2017, the Company announced that the primary and secondary endpoints were not achieved in ACT CF, the Company’s Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nonsense mutation cystic fibrosis, or nmCF, patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, the Company has discontinued its current clinical development of Translarna for nmCF and has begun to close ongoing extension studies of Translarna for the treatment of nmCF. The Company has withdrawn its type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.

On April 20, 2017, the Company, completed its acquisition of all rights to EMFLAZA™ (deflazacort), or the Transaction. EMFLAZA is approved in the United States for the treatment of Duchenne muscular dystrophy, or DMD, patients five years and older. The Transaction was completed pursuant to an asset purchase agreement, dated March 15, 2017, as amended on April 20, 2017, or the Asset Purchase Agreement, by and between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. The assets acquired by the Company in the Transaction include intellectual property rights related to EMFLAZA, inventories of EMFLAZA, certain contractual rights related to EMFLAZA and certain other assets related to EMFLAZA. The Company assumed certain liabilities and obligations in the Transaction arising out of, or relating to, the assets acquired in the Transaction.

Upon the closing of the Transaction, the Company paid to Marathon total upfront consideration of approximately $140 million. The total upfront consideration was comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of the Company’s common stock. The number of shares of common stock issued at closing was determined by dividing $65 million by the volume weighted average price per share of the Company’s common stock on the Nasdaq Stock Market for the 15 trading day period ending on the third trading day immediately preceding the closing. Marathon will be entitled to receive contingent payments from the Company based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount for such payments, and a single $50 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement. The Company expects that the contingent payments will, on a blended average basis, range in percentages of net sales between the low to mid-twenties.

As of March 31, 2017, the Company had an accumulated deficit of approximately $764.2 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates.

2.	Summary of significant accounting policies

The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2017 (2016 Form 10-K).

Basis of presentation

The accompanying financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2016 and notes thereto included in the 2016 Form 10-K.

In the opinion of management, the unaudited financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three month periods ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company’s research and development expenses, stock-based compensation, valuation procedures for the convertible notes, allowance for doubtful accounts, inventory and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Inventory and cost of product sales

In January 2017, the European Commission granted an annual renewal of the Company’s marketing authorization for Translarna for the treatment of nmDMD.  Until this renewal, the Company had considered the authorization to be subject to risk and did not capitalize productions costs in inventory as it was not probable that such costs would be recovered.  With the renewal, the Company now considers recovery of the costs to be probable and began capitalizing production costs in inventory, effective January 1, 2017.  Production costs will be expensed as cost of product sales when the related products are sold.  The costs for a portion of the inventory available for sale was expensed as research and development costs prior to the January 2017 annual renewal of the Translarna marketing authorization and as such the cost of products sold and related gross margins are not necessarily indicative of future cost of products sold and gross margin. The product sales in the period ended
March 31, 2017 reflects de minimis cost of inventory as the majority was expensed to research and development costs in prior periods.

Inventory

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Translarna product which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

The following table summarizes the components of the Company’s inventory for the periods indicated:

	March 31, 2017	December 31, 2016
Work in progress	$320	$—
Finished goods	1,034	—
Total inventory	$1,354	$—

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs and storage costs.

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

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.8 million as of March 31, 2017 and $0.7 million as of December 31, 2016.

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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This standard changed the definition of a business to help entities determine whether a set of transferred assets and activities is a business. This standard is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt this guidance when effective and is assessing what effect the adoption of ASU 2017-01 will have on its consolidated financial statements and accompanying notes.

Impact of recently adopted accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company adopted the guidance on January 1, 2017 on a prospective basis. As the Company’s deferred tax assets is provided with full valuation allowance as of March 31, 2017, adoption of this standard did not have a significant impact on the Company's financial statements.

 In March 2016, the FASB issued ASU No. 2016-9, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the guidance on January 1, 2017 and on a prospective basis, the Company will record all excess tax benefits and deficiencies as income tax expense or benefit. Due to the Company's history of operating losses, the adoption did not result in changes to the Company's Net loss or Retained earnings. In connection with the adoption of ASU 2016-9, the Company made a policy election to continue its methodology for the development and application of its forfeiture rate.

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

Cash equivalents and investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables, accounts payable and accrued expenses, and debt approximates fair value due to the short-term nature of those instruments.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$148,471	$—	$148,471	$—
Warrant liability	$1	$—	$—	$1
Stock appreciation rights liability	$265	$—	$—	$265

	December 31, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$173,345	$—	$173,345	$—
Warrant Liability	$1	$—	$—	$1
Stock appreciation rights liability	$865	$—	$—	$865

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended March 31, 2017 and December 31, 2016.

The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$19,162	$35	$—	$19,197
Corporate debt securities	126,134	23	(84)	126,073
Government obligations	3,201	—	—	3,201
	$148,497	$58	$(84)	$148,471

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$12,919	$47	$—	$12,966
Corporate debt securities	153,240	52	(103)	153,189
Government obligations	7,188	2	—	7,190
	$173,347	$101	$(103)	$173,345

At March 31, 2017 and December 31, 2016, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of March 31, 2017 and December 31, 2016, the Company did not have any realized gains/losses from the sale of marketable securities.

Marketable securities on the balance sheet at March 31, 2017 and December 31, 2016 mature as follows:

	March 31, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$19,197	$—
Corporate debt securities	122,077	3,995
Government obligations	3,202	—
Total Marketable securities	$144,476	$3,995

	December 31, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$12,966	$—
Corporate debt securities	137,196	15,993
Government obligations	7,190	—
Total Marketable securities	$157,352	$15,993

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended March 31, 2017:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2016	$1	$865
Change in fair value	—	464
Payments	—	(1,064)
Ending balance as of March 31, 2017	$1	$265

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2017 include (i) volatility (55%—69%), (ii) risk free interest rate (0.76%—1.39%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($9.84), and (v) expected life (0.21—2.48 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2016 include (i) volatility (62%-67%), (ii) risk free interest rate (0.62%—1.34%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($10.91), and (v) expected life (0.4—2.7 years).

Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of March 31, 2017 include (i) volatility (67%—69%), (ii) risk free interest rate (0.97%—1.50%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($9.84), and (v) expected life (0.8—2.8 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2016 include (i) volatility (48%-71%), (ii) risk free interest rate (0.44%—1.47%), (iii) strike price ($6.76—$30.86), (iv) fair value of common stock ($10.91), and (v) expected life (0.0—3.0 years).

4.	Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three months ended March 31, 2017:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)
Other comprehensive (loss) income before reclassifications	(22)	631	609
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive (loss) income	(22)	631	609
Balance at March 31, 2017	$(225)	$(651)	$(876)

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Employee compensation, benefits, and related accruals	$7,605	$13,649
Consulting and contracted research	8,827	11,505
Professional fees	2,298	1,237
Sales allowance and other costs	19,088	13,245
Accounts payable	3,579	6,298
Other	3,756	2,825
	$45,153	$48,759

6.	Warrants

All of the Company’s outstanding warrants were classified as liabilities as of March 31, 2017 and December 31, 2016 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of March 31, 2017 and December 31, 2016:

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

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017		2016
Numerator
Net loss	$(29,057)		$(41,233)
Denominator
Denominator for basic and diluted net loss per share	34,305,948		33,919,169
Net loss per share:
Basic and diluted	$(0.85)	*	$(1.22)	*

*In the three months ended March 31, 2017 and 2016, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2017	2016
Stock Options	7,007,290	6,034,918
Unvested restricted stock awards and units	566,594	453,441
Total	7,573,884	6,488,359

8.	Stock award plan

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of March 31, 2017, awards for 236,792 shares of common stock are available for issuance.

From January 1, 2017 through March 31, 2017, the Company issued a total of 1,244,723 stock options to various employees.  Of those, 54,900 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2016	5,854,316	$34.71
Granted	1,244,723	$11.32
Exercised	(9,766)	$10.85
Forfeited/Cancelled	(81,983)	$35.64
Outstanding at March 31, 2017	7,007,290	$30.56	7.87 years	$179
Vested or Expected to vest at March 31, 2017	3,296,281	$28.16	8.68 years	$144
Exercisable at March 31, 2017	3,478,720	$33.28	7.03 years	$25

The fair value of grants made in the three months ended March 31, 2017 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended March 31, 2017
Risk-free interest rate	1.94% — 2.45%
Expected volatility	76%—81%
Expected term	5.04– 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2017 was $7.76 per share.

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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2017	271,651	$19.76
Granted	328,194	$11.23
Vested	(30,161)	$30.86
Forfeited	(3,090)	$13.98
Unvested at March 31, 2017	566,594	$14.26

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending March 31, 2017, a total of 213,197 SARs vested and the Company recorded $0.2 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending March 31, 2017, the Company issued 107,499 shares of common stock and recorded $0.2 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$4,467	$4,328
Selling, general and administrative	4,562	4,587
Total	$9,029	$8,915

As of March 31, 2017, there was approximately $63.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.26 years.

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

The Convertible Notes consist of the following:

Liability component	March 31, 2017	December 31, 2016
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,378)	(2,457)
Less: Debt discount, net(1)	(47,727)	(49,327)
Net carrying amount	$99,895	$98,216

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $95.9 million as of March 31, 2017. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of March 31, 2017, the remaining contractual life of the Convertible Notes is approximately 5.4 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2017	2016
Contractual interest expense	$1,110	$1,116
Amortization of debt issuance costs	80	72
Amortization of debt discount	1,600	1,446
Total	$2,790	$2,634
Effective interest rate of the liability component	11%	11%

10.	Restructuring

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

	Balance as of December 31, 2016	Expenses, net	Cash payments	Balance as of March 31, 2017
2016 workforce reduction	$22	$—	$(22)	$—

11.	Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds in connection with the Company's cancer stem cell and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the cancer steam cell program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company’s first such milestone payment of $0.8 million payable to Wellcome Trust occurred in the second quarter of 2016. Additional milestone payments of up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.

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

On April 20, 2017, the Company completed its previously announced acquisition of all rights to EMFLAZA™ (deflazacort) pursuant to an asset purchase agreement, dated March 15, 2017, and amended on April 20, 2017, by and between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon.

Upon the closing of the acquisition of EMFLAZA, the Company paid to Marathon total upfront consideration of approximately $140 million, comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of the Company's common stock. Marathon is also entitled to receive contingent payments from the Company based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount for such payments, which the Company expects will range as a percentage of net sales between the low to mid-20s on a blended average basis. In addition, Marathon has the opportunity to receive a single $50 million sales-based milestone. Additional information concerning the EMFLAZA acquisition is discussed in Note 1. The Company is currently assessing the accounting related to the EMFLAZA acquisition.

On May 5, 2017, the Company entered into a credit and security agreement with MidCap Financial Trust a Delaware statutory trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, or the Credit Agreement, that provides for a $60 million term loan facility, of which $40 million was drawn by the Company at close. The remaining $20 million under the senior secured term loan facility would become available to the Company upon demonstration (prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing twelve month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a floor rate of 1.00%) plus 6.15%. The Company is obligated to make only interest payments (payable monthly, in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on the straight-line amortization schedule in the Credit Agreement. The Credit Agreement requires the Company to not have less than $100 million of net revenue (raised to $120 million if the additional $20 million term loan is issued) for the prior twelve months to be measured on the last day of each fiscal quarter beginning on December 31, 2017. The Company is currently assessing the accounting related to the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

During the quarter ended March 31, 2017, we recognized $26.4 million in sales of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. Translarna is currently available in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP program. Translarna is an investigational new drug in the United States, or U.S. We hold worldwide commercialization rights to Translarna for all indications in all territories.
Corporate Updates
Acquisition of EMFLAZA™ for the treatment of Duchenne muscular dystrophy in the United States
On April 20, 2017, we completed the previously announced acquisition of all rights to EMFLAZA™ (deflazacort) pursuant to an asset purchase agreement, dated March 15, 2017 and amended on April 20, 2017, or the Asset Purchase Agreement, by and between us and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon.
Since the founding of the Company nearly twenty years ago, PTC has been committed to fundamentally changing the lives of patients living with Duchenne muscular dystrophy, or DMD. In addition to our historical and continued investment in research and development, this commitment has included raising disease awareness, promoting diagnosis and early intervention, and supporting improved standards of care all with the goal of changing the course of the disease. It is our continuing commitment to the Duchenne community that underpinned the acquisition of EMFLAZA. PTC is committed to make this important therapy available to all eligible patients in the United States and to study its long-term benefits.
Upon the closing of our acquisition of EMFLAZA, we paid to Marathon total upfront consideration of approximately $140 million, comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. The number of shares of common stock issued at closing was determined by dividing $65 million by the volume weighted average price per share of our common stock on the Nasdaq Stock Market for the 15 trading day period ending on the third trading day immediately preceding the closing. Marathon will be entitled to receive contingent payments from us based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, and a single $50 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement. We expect that the contingent payments will, on a blended average basis, range as a percentage of net sales between the low to mid-twenties.
EMFLAZA, both in tablet and suspension form, received approval from the U.S. Food and Drug Administration, or FDA, on February 9, 2017 as a treatment for DMD in patients five years of age and older. We estimate that there are approximately 9,000 DMD patients in the United States, or U.S., aged five years or older. We are obligated to complete certain post-marketing requirements in connection with the FDA's approval, including pre-clinical and clinical safety studies.
We expect that EMFLAZA will have a seven-year exclusive marketing period in the U.S. for the approved indication, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, as well as a concurrent five-year exclusive marketing period in the U.S. for the active ingredient in EMFLAZA under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. As we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely on both the five-year Hatch-Waxman Act and seven-year Orphan Drug Act exclusivity periods to commercialize EMFLAZA for the approved indication in the U.S. As the holder of orphan exclusivity, we are required to ensure the availability of sufficient quantities of EMFLAZA to meet the needs of patients. Failure to do so could result in loss of orphan exclusivity in the U.S.
We plan to begin commercializing EMFLAZA in the U.S. in the next several weeks. We are working to finalize certain regulatory and distribution channel matters and our ability to launch is subject to conclusion of these matters. If we are unable to finalize these matters promptly, the Asset Purchase Agreement allows for an alternative mechanism to be utilized at the option of Marathon by which EMFLAZA may become commercially available for a limited interim period using the existing Marathon distribution channel. During the period, if any, that this alternative mechanism is utilized, we would be entitled to a majority, but not all, of the net proceeds of such sales of EMFLAZA.
We expect to utilize third parties for the commercial distribution of EMFLAZA, including a third-party logistics company to warehouse EMFLAZA as well as a specialty pharmacy to sell and distribute EMFLAZA to patients. A specialty pharmacy will also provide us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support. All of our manufacturing needs for EMFLAZA will be fulfilled pursuant to exclusive supply agreements assumed by us upon close of our acquisition of EMFLAZA.
Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors. As part of our preparations for the commercial launch of EMFLAZA in the U.S., we are engaging in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for EMFLAZA are expected to be made on a plan-by-plan, and in some cases, on a patient-by-patient basis.

To date, we have received over 900 physician prescriptions for EMFLAZA. Most of these prescriptions are for patients currently being treated with deflazacort. We anticipate that coverage and reimbursement decisions by third-party payors, including the processing and adjudication of these prescriptions, may vary from weeks to several months. Certain third-party payors may impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first, which would delay our ability to obtain payment for prescriptions for EMFLAZA.
We have been engaging with key stakeholders in the DMD community to understand their needs and to address recent negative publicity and increasing legislative and public scrutiny around pharmaceutical drug pricing in the U.S., in particular with respect to orphan drugs and specifically with respect to EMFLAZA. U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement (including through mandatory discounts under certain government sponsored programs), which may limit our ability to generate revenue from commercial sales of EMFLAZA.
Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy
United States. Translarna is an investigational new drug in the U.S. In October 2016, the Office of Drug Evaluation I of the FDA denied our first appeal of the Refuse to File letter issued by the FDA’s Division of Neurological Products on February 22, 2016 regarding our New Drug Application, or Translarna NDA, for Translarna for the treatment of nmDMD. In the first quarter of 2017, we filed our Translarna NDA via the FDA’s file over protest regulations. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission.
The FDA has notified us that it has granted a standard review for the Translarna NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. This target review date is not binding on the agency and there can be no assurance that the FDA will complete its review of the Translarna NDA by the target PDUFA date.
There is significant risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the FDA, pursuant to the file over protest process or otherwise, the agency will continue to disagree with our interpretation of the results of our Phase 3 clinical trial in nmDMD, or ACT DMD, and the totality of clinical data from our trials, and will not grant marketing authorization for Translarna for the treatment of nmDMD.
For additional information regarding risks to our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the U.S., see “Item 1A. Risk Factors,” including the risk factor titled, "ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations."
European Economic Area. In January 2017, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. The renewal was based on the totality of the clinical data available from our trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of our Phase 2b and Phase 3 clinical trials, and our commitment to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, by the end of the third quarter of 2021. Study 041 is a three-year clinical trial to confirm the efficacy and safety of Translarna in the approved patient population. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period.
We received initial marketing authorization from the European Commission in August 2014. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We submitted a marketing authorization renewal request to the EMA in February 2017. In April 2017, the EMA’s Committee for Human Medicinal Products, or CHMP, issued a positive recommendation to this renewal request, which is pending endorsement from the European Commission. If the European Commission endorses the recommendation, we expect the renewal would be effective for a period of twelve months.
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s labeling to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, includes a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). By the end of 2017, we intend to submit with the EMA a label-extension request to our marketing authorization in the EEA to include patients from two to four years of age, which will include data from this study. However, there can be no assurances that we will successfully obtain such label extension.
For additional information regarding the risks related to the renewal of our marketing authorization in the EEA, see "Item1A. Risk Factors," including the risk factor titled "Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations."
Each country, including each member state of the EEA, has its own pricing and reimbursement regulations and system. In order to commence commercial sale of product pursuant to our Translarna marketing authorization in any particular country in the EEA, we must finalize pricing and reimbursement negotiations with the applicable government body in such country. As a result, our commercial launch will continue to be on a country-by-country basis. We also have made, and expect to continue to make, product available under early access programs, or EAP programs, both in countries in the EEA and other territories. Our ability to negotiate, secure and maintain reimbursement for product under commercial and EAP programs can be subject to challenge in any particular country and can also be affected by political, economic and regulatory developments in such country.
For additional information regarding risks to our business arising as a result of matters relating to pharmaceutical pricing and reimbursement of Translarna see “Item 1A. Risk Factors,” including the risk factor titled “Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions."
Translarna™ for nonsense mutation cystic fibrosis
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nmCF patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF trial was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, we have discontinued our current clinical development of Translarna for nmCF and have begun to close ongoing extension studies of Translarna for the treatment of nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
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
Spinal muscular atrophy program
Our spinal muscular atrophy, or SMA, collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. Both Sunfish and Firefish are investigating the safety, tolerability and efficacy of the compound RG7916 in the applicable patient populations. Part one of each study is a dose-finding study with the primary objectives of evaluating the safety, pharmacokinetics, or PK, and pharmacodynamics of RG7916 in patients and to select the dose for part two of the applicable study. Part one of each study is expected to be followed by a pivotal part two with the primary objective of evaluating the efficacy of RG7916. Commencement of the pivotal part two portion of either Sunfish or Firefish will trigger a single $20 million milestone payment to us from Roche. We anticipate that both Sunfish and Firefish will move into the pivotal second part of the respective study during the second half of 2017. Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of RG7916 in type 2 and type 3 SMA patients who have been previously treated with a survival of motor neuron 2 (SMN2)-targeting therapy, initiated in the first quarter of 2017.
Cancer stem cell program

A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study in advanced cancer patients with solid tumors initiated in April 2015 and completed in the first quarter of 2017 for PTC596, our product candidate in the cancer stem cell program. PTC596 was generally well tolerated as a monotherapy, producing systemic concentrations in patients similar to or exceeding those associated with preclinical activity. Though a protocol-defined maximum tolerated dose was not reached, the dose of 10 mg/kg was deemed intolerable due to pill burden and certain excipients that may have contributed to Grade 2 nausea, vomiting, and diarrhea in two of three patients. Data from this study and continued clinical development of PTC596, including reformulation efforts, are expected during 2017.
Funding
The success of Translarna, EMFLAZA, or other product candidates we may develop and/or commercialize, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers.
Since 2015, our revenues have been primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under EAP programs and in countries in the EEA where we were able to obtain acceptable pricing and reimbursement terms.
On April 20, 2017, we completed our acquisition of all rights to EMFLAZA for total upfront consideration of approximately $140 million, comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. To date, we have not generated revenue from, or commenced commercial sale of, EMFLAZA in the United States. We plan to begin commercializing EMFLAZA in the United States in the second quarter of 2017.
On May 5, 2017, we entered into a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, that provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing 12 month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States.
As of March 31, 2017, we had an accumulated deficit of $764.2 million. We had a net loss of $29.1 million and $41.2 million for the three months ended March 31, 2017 and 2016, respectively.
We anticipate that our expenses will increase in connection with our commercialization efforts in the United States, the EEA and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to EMFLAZA in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program.
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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly in connection with Study 041 for Translarna for the treatment of nmDMD, our studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, activities under our cancer stem cell program, and performance of our FDA post-marketing requirements with respect to EMFLAZA in the United States. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following tables provide research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$19,400	$22,182
Cancer stem cell	1,443	1,216
Next generation nonsense readthrough	1,434	1,852
Other research and preclinical	5,086	6,149
Total research and development	$27,363	$31,399

The successful development of Translarna and our other product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

·	the scope, rate of progress and expense of our clinical trials and other research and development activities;

·	the potential benefits of our products and product candidates over other therapies;

·
our ability to market, commercialize and achieve market acceptance for any of our products or product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us and to obtain or maintain marketing authorizations we have or may receive from our products and product candidates;

·	clinical trial results;

·	the terms and timing of regulatory approvals; and

·	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of our products or product candidates could mean a significant change in the costs and timing associated with the development of that product or product candidate. For example, if the EMA or FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of Translarna or any other product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that selling, general and administrative expenses will increase in future periods in connection with our efforts to commercialize EMFLAZA in the United States, and our continued efforts to commercialize Translarna for the treatment of nmDMD, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.

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

We record revenue net of estimated third-party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established or estimated at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

We expect that net product sales of Translarna for the treatment of nmDMD will fluctuate quarter-over-quarter. In some countries, including Brazil, orders for named patient sales may be for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our submissions for Translarna for the treatment of nmDMD and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Inventory and cost of product sales

In January 2017, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD, subject to the specific obligation to conduct Study 041. We plan to seek to renew the marketing authorization on an annual basis until a marketing authorization that is not subject to any specific obligation is granted, if ever. A portion of the inventory available for sale was expensed as research and development costs prior to the renewal of our marketing authorization. As such, the cost of products sold and related gross margins for the period ended March 31, 2017 are not necessarily indicative of future cost of product sales and gross margins. We expect the gross margin for Translarna to be greater than 90% which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry.

Inventory

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Translarna product which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes.

The following table summarizes the components of our inventory for the periods indicated:

	March 31, 2017	December 31, 2016
Work in progress	$320	$—
Finished goods	1,034	—
Total inventory	$1,354	$—

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Additionally, though our product is subject to strict quality control and monitoring which we perform throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs and storage costs.

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

From January 1, 2017 through March 31, 2017, we issued a total of 1,244,723 stock options to various employees. Of those, 54,900 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the three months ended March 31, 2017 was contemporaneously estimated on the date of grant using the following assumptions:

2017
Risk-free interest rate	1.94% — 2.45%
Expected volatility	76%—81%
Expected term	5.04– 10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three month period ended March 31, 2017 was $7.76 per share.

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

The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2017	271,651	$19.76
Granted	328,194	$11.23
Vested	(30,161)	$30.86
Forfeited	(3,090)	$13.98
March 31, 2017	566,594	$14.26

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the SARs at each reporting period until vesting occurs. For the period ending March 31, 2017, a total of 213,197 SARs vested and we recorded $0.2 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of us or one of our subsidiaries. For the period ending March 31, 2017, we issued 107,499 shares of common stock and recorded $0.2 million in compensation expense related to the ESPP.

We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three months ended March 31,
	2017	2016

Research and development	$4,467	$4,328
Selling, general and administrative	4,562	4,587
Total	$9,029	$8,915

As of March 31, 2017, there was approximately $63.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.26 years.

Results of operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Change 2017 vs. 2016
(in thousands)	2017	2016
Net product revenue	$26,442	$18,878	$7,564
Collaboration and grant revenue	105	17	88
Cost of product sales	39	—	39
Research and development expense	27,363	31,399	(4,036)
Selling, general and administrative expense	25,500	25,938	(438)
Interest expense, net	(2,219)	(1,956)	(263)

Net product revenues. Net product revenues were $26.4 million for the three months ended March 31, 2017, an increase of $7.6 million, or 40%, from $18.9 million for the three months ended March 31, 2016. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories.

Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the three months ended March 31, 2017 primarily from ongoing collaboration arrangements with Roche.

Cost of product sales. Cost of product sales were $0.04 million for the three months ended March 31, 2017 due to the initial capitalization of drug product manufactured for commercial use as inventory in the first quarter of 2017 and the sale of product in the period from the inventory stock. Prior to the decision to capitalize inventory effective January 1, 2017 as a result of the annual marketing authorization renewal granted by the European Commission for Translarna for the treatment of nmDMD, the manufacturing and material costs were expensed as research and development expenses. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.

Research and development expense. Research and development expense was $27.4 million for the three months ended March 31, 2017, a decrease of $4.0 million, or 13%, from $31.4 million for the three months ended March 31, 2016. The decrease resulted primarily from decreased costs associated with clinical trials of $2.7 million and lower product manufacturing costs of $1.1 million as a result of the completion of ACT CF at the end of 2016 and the ongoing reduction of clinical trial expenses.

Selling, general and administrative expense. Selling, general and administrative expense was $25.5 million for the three months ended March 31, 2017, a decrease of $0.4 million, or 2%, from $25.9 million for the three months ended March 31, 2016. The decrease resulted primarily from a decrease in personnel and related costs due to the prior year restructuring.

Interest expense, net.  Interest expense, net was $2.2 million for the three months ended March 31, 2017, an increase of $0.3 million from $2.0 million for the three months ended March 31, 2016.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes partially offset by lower interest income from investments.

Income tax expense. Income tax expense was $0.2 million for the three months ended March 31, 2017 and $0.1 million for the three months ended March 31, 2016. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the three months ended March 31, 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses.
As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD and EMFLAZA for the treatment of DMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates.
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
On April 20, 2017, we completed our acquisition of all rights to EMFLAZA for total upfront consideration of approximately $140 million, comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. As a result of this acquisition, we expect to continue to incur additional significant costs including costs related to our efforts to commercialize EMFLAZA and satisfy related FDA post-marketing requirements. To date, we have not generated revenue from, or commenced commercial sale of, EMFLAZA in the United States.
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and EMFLAZA. As a result, while we expect to continue to generate operating losses in 2017, we anticipate that operating losses generated in future periods should decline versus prior periods. The net losses we incur may fluctuate significantly from quarter to quarter.
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing 12 month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears a floating interest rate of 1-month LIBOR plus 6.15%, with a minimum LIBOR floor of 1.0%, as well as additional upfront and administrative fees and expenses.
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
Cash flows

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $202.6 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	(28,902)	(41,587)
Investing activities	24,418	22,117
Financing activities	663	34

Net cash used in operating activities was $28.9 million for the three months ended March 31, 2017 and $41.6 million for the three months ended March 31, 2016. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash provided by investing activities was $24.4 million for the three months ended March 31, 2017 and $22.1 million for the three months ended March 31, 2016.  Cash provided by investing activities was related to the sale and redemption of marketable securities to fund operations.

Net cash provided by financing activities for the three months ended March 31, 2017 and for the three months ended March 31, 2016 is primarily attributable to the exercise of options and issuance of stock under the ESPP.

Funding requirements

We anticipate that our expenses will increase in connection with our commercialization efforts in the United States, the EEA and other territories, including expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses.
In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to EMFLAZA in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
In addition, our expenses will increase if and as we:

•	prepare and execute our strategy for EMFLAZA in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the EMFLAZA acquisition;

•	are required to complete any additional clinical and non-clinical trials or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

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
We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our term loan facility with MidCap Financial Trust, our offering of the Convertible Notes, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	our ability to commercialize and market EMFLAZA for the treatment of DMD in the United States;

•
our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for EMFLAZA for the treatment of DMD in the United States and for Translarna for the treatment of nmDMD in the EEA and other territories outside of the United States;

•	our ability to maintain orphan exclusivity for, and successfully complete all FDA post-marketing requirements with respect to, EMFLAZA;

•	our ability to satisfy our obligations under the terms of the Credit Agreement with MidCap Financial;

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

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for both EMFLAZA and Translarna for the treatment of nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna or, when and if commercially launched, EMFLAZA, or any of our other product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

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

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisition of EMFLAZA; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

Contractual obligations

During the period ended March 31, 2017, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2017, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Recent Acquisition of EMFLAZATM (deflazacort)
We may fail to realize the anticipated benefits of our acquisition of all rights to EMFLAZA, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.
On April 20, 2017, we completed the previously announced acquisition of all rights to EMFLAZA pursuant to an asset purchase agreement, dated March 15, 2017 and amended on April 20, 2017, or the Asset Purchase Agreement, by and between us and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon.
Our ability to realize the anticipated benefits of our acquisition of EMFLAZA will depend, to a large extent, on our ability to integrate EMFLAZA into our business and realize anticipated growth opportunities and synergies. We have no history of commercializing pharmaceutical products in the United States and we expect the process will be complex, costly and time-consuming. As a result, we will be required to devote significant management attention and resources to integrating this product into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts and could adversely affect our business, financial condition and results of operations.
To date, we have not generated revenue from, or commenced commercial sale of, EMFLAZA in the United States. While we are preparing for commercial launch of EMFLAZA in the United States, such launch is subject to our ability to finalize certain regulatory and distribution channel matters. If we are unable to finalize these matters promptly, the Asset Purchase Agreement allows for an alternative mechanism to be utilized at the option of Marathon by which EMFLAZA may become commercially available for a limited interim period using the existing Marathon distribution channel. There can be no assurance that we will be successful in our efforts to launch EMFLAZA in the United States within our planned timeframe, including pursuant to this alternative mechanism and, if this alternative mechanism is utilized, we would realize a reduced amount of revenue from sales of EMFLAZA made pursuant to this alternative mechanism. If we are unable to finalize our preparations for commercial launch in a timely manner, the launch and revenue recognized for sales of EMFLAZA will be delayed or compromised. Delays in our ability to commercially launch EMFLAZA could result in negative reactions from our stockholders, patients, the medical community, vendors, payors, and employees, among others. Further, such delays could result in declines in the price of our common stock and the perception of the effectiveness of our management and our company may suffer in the marketplace.
In addition, to the factors above relating to the commercial launch of EMFLAZA in the United States, we expect our commercialization efforts to rely on non-patent market exclusivity periods under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. There are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either market exclusivity period would have a material adverse effect on our ability to commercialize EMFLAZA.

Even if we are able to launch EMFLAZA on a commercial basis in the United States in a timely manner, delays in the processing and adjudication of prescriptions can require a significant period of time, in some cases several months, and may be subject to additional third-party payor requirements, including prior authorization and requirements to try other therapies first, which would delay our ability to obtain payment for prescriptions for EMFLAZA. Further, while we estimate that there are approximately 9,000 DMD patients in the United States who are aged five years or older, these estimates may prove to be incorrect. If the market opportunity for EMFLAZA is smaller than we believe it is, our business and anticipated revenues will be negatively impacted. There are no guarantees that, even if timely launched, EMFLAZA will be commercially successful and we may never achieve significant revenue from sales of the drug.
Our ability to realize the anticipated benefits of the acquisition is expected to entail numerous additional material potential difficulties, including, among others:

•	challenges related to public and market perception of EMFLAZA and/or our acquisition of the product;

•	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, with respect to product pricing and commercialization matters;

•	changes in laws or regulations that adversely impact the anticipated benefits of the acquisition;

•	delays in our ability to commence commercial sales of EMFLAZA in the United States;

•	challenges related to the perception by patients, the medical community and third-party payors of EMFLAZA for the treatment of DMD;

•
challenges related to the ability of patients to obtain and maintain sufficient coverage and reimbursement from third-party payors, including Medicare and Medicaid and other government and private payers for EMFLAZA;

•	disruptions to our manufacturing arrangements with third-party manufacturers, including our exclusive providers of tablet and suspension EMFLAZA product;

•	disruptions to our third-party distribution channel;

•	difficulties in managing the expanded operations of a significantly larger and more complex company following the acquisition;

•	the diversion of management attention to integration matters;

•	difficulties in achieving anticipated business opportunities and growth prospects from the acquisition;

•	the size of the treatable patient population may be smaller than we believe it is;

•	difficulties in assimilating employees and in attracting and retaining key personnel; and

•	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the acquisition.
Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial condition and results of operations.
In addition, we now possess not only the rights to EMFLAZA, but also certain corresponding liabilities and obligations, including the contractual liabilities and regulatory obligations that were assumed by us upon closing of the transaction, including certain royalty payment obligations and FDA post-marketing requirements. The post-marketing requirements we are obligated to complete in connection with our marketing authorization granted by the FDA in the United States are expected to result in additional investment in EMFLAZA by us, and failure to satisfy any such requirements could delay our realization of, or prevent us from ever realizing, the anticipated benefits from the acquisition.
In addition, upfront consideration for the acquisition from Marathon was comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. Marathon is also entitled to receive contingent payments from us based on annual net sales of EMFLAZA beginning in 2018 and has the opportunity to receive a single $50 million sales-based milestone. The issuance of our common stock was dilutive to our existing stockholders and because we have limited financial resources, by investing in this acquisition, we may forgo or delay pursuit of other opportunities that may have proven to have greater commercial potential.

Further, it is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.
All of these factors could decrease or delay the expected accretive effect of the transaction and negatively impact our stock price. As a result, it cannot be assured that the acquisition will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception and based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future. We may never generate profits from operations or maintain profitability.
Since inception, we have incurred significant operating losses. As of March 31, 2017, we had an accumulated deficit of $764.2 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and EMFLAZA. We expect to continue to generate operating losses in 2017 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter.
On April 20, 2017, we acquired all rights to EMFLAZA. Upfront consideration for the acquisition was comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. To date, we have not generated revenue from sales of EMFLAZA in the United States and we may never do so. In addition, we expect to incur significant costs in connection with liabilities we assumed as part of the acquisition, including the obligation to complete certain post-marketing requirements in connection with the EMFLAZA marketing authorization.
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 clinical for Translarna in nonsense mutation cystic fibrosis, or nmCF, and that, as a result, we have discontinued our current clinical development of Translarna for nmCF and have withdrawn our type II variation submission with the European Medicines Agency, or EMA, which sought approval of Translarna for the treatment of nmCF in the European Economic Area, or EEA.
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
If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with the specific obligation to complete Study 041 or any other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions, which would have a materially adverse effect on our business. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization in the EEA. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or a reimbursed early access program, or EAP program, and throughout all territories. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations."
We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the recently initiated file over protest process with the FDA, or otherwise, will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “There is substantial risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD and we will be unable to advance Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the file over protest process or otherwise, and by determining to file our NDA over protest, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
We anticipate that our expenses will further increase in connection with our commercialization efforts in the United States for EMFLAZA and in the EEA and other territories for Translarna for the treatment of nmDMD, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses.
In addition, the clinical and regulatory developments noted in this risk factor may exacerbate the risks related to our commercialization efforts set forth under the heading “Risks Related to the Development and Commercialization of our Products and our Product Candidates,” which could increase the costs associated with our commercial activities or have a negative impact on our revenues. For additional information, see also, the risk factor under the heading “Risks Related to the Regulation of our Products and our Product Candidates” titled “Our initial commercial launch of Translarna has begun in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
We may seek to further expand and diversify our product pipeline through opportunistically in-licensing or acquiring the rights to products, product candidates or technologies, similar to our recent acquisition of EMFLAZA, and we may incur expenses, including with respect to transaction costs, subsequent development costs or any upfront, milestone or other payments or other financial obligations associated with any such transaction, which would increase our future capital requirements.
In addition to the foregoing, we expect to continue to incur significant costs in connection with our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nmMPS I, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to EMFLAZA in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program.
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
In addition, our expenses will increase if and as we:

•	prepare and execute our strategy for EMFLAZA in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the EMFLAZA acquisition;

•	are required to complete any additional clinical and non-clinical trials or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

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
Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•	launching commercial sales of EMFLAZA for the treatment of DMD in the United States in accordance with our estimated timeline;

•	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, for EMFLAZA for the treatment of DMD in the United States;

•	maintaining orphan exclusivity for EMFLAZA and successfully completing all FDA post-marketing requirements with respect to EMFLAZA;

•
maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA, including successfully obtaining annual renewals of the marketing authorization, fulfilling the specific obligation to conduct and report the results of Study 041 to the EMA, and meeting any ongoing requirements related to the marketing authorization;

•
advancing Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the file over protest process with the FDA or otherwise, and including, if required, performing additional clinical and non-clinical trials or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

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

•
negotiating, securing and maintaining adequate pricing and reimbursement terms for Translarna for the treatment of nmDMD on a timely basis, or at all, in the countries in which we have obtained, and may obtain, regulatory approval;

•	launching commercial sales of Translarna for the treatment of nmDMD in accordance with our estimated timeline;

•	identifying patients eligible for treatment with EMFLAZA for DMD;

•	identifying patients eligible for treatment with Translarna for nmDMD;

•	obtaining approval to market Translarna for the treatment of other indications;

•	expanding the approved product label of Translarna for the treatment of nmDMD;

•	successfully developing or commercializing any product candidate or product that we may in-license or acquire;

•	protecting our rights to our intellectual property portfolio related to Translarna; and

•	contracting for the manufacture and distribution of commercial quantities of Translarna and EMFLAZA.
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
As noted in the prior risk factor, we expect to incur significant expenses related to our clinical, regulatory, commercial, legal, research and development, and other business efforts. We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our term loan facility with MidCap Financial, our Convertible Note offering, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	our ability to commercialize and market EMFLAZA for the treatment of DMD in the United States;

•
our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, for EMFLAZA for the treatment of DMD in the United States and Translarna for the treatment of nmDMD in the EEA and other territories outside of the United States;

•	our ability to maintain orphan exclusivity for, and successfully complete all FDA post-marketing requirements with respect to, EMFLAZA;

•	our ability to satisfy our obligations under the terms of the credit and security agreement with MidCap Financial;

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

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for both EMFLAZA for the treatment of DMD and Translarna for the treatment of nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna or, when and if commercially launched, EMFLAZA or any of our other product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

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

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisition of EMFLAZA; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales for certain product candidates or indications. In addition, our products and product candidates, if approved, may not achieve commercial success, including Translarna for the treatment of nmDMD and EMFLAZA for the treatment of DMD.
To date all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. We are continuing to engage in significant commercialization efforts for this product. In order to continue sales and our commercial launch of Translarna, we must maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. Although we are preparing to commercialize and market EMFLAZA in the United States, to date, we have not generated revenue from, or commenced commercial sale of, EMFLAZA. Our ability to generate product revenue from EMFLAZA will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
Other commercial revenue, if any, would be derived from product acquisitions or, if none, from sales of products that we are not planning to have commercially available for several years, if at all. If our marketing authorization for Translarna in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna for the treatment of nmDMD, whether pursuant to a commercial or an EAP program and throughout all territories. Likewise, if we fail to maintain our marketing authorization for EMFLAZA in the United States or lose the non-patent market exclusivity for EMFLAZA, we will be unable to commercialize and generate revenue from sales of that product.
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
Our indebtedness resulting from our credit and security agreement with MidCap Financial Trust could adversely affect our financial condition or restrict our future operations.
On May 5, 2017, we entered into a credit and security agreement with Midcap Financial Trust, a Delaware statutory trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, or the Credit

Agreement, that provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing twelve month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to 6.15% plus LIBOR (with a floor rate of 1.00%). The Credit Agreement requires us to not have less than $100 million of net revenue (raised to $120 million if the additional $20 million term loan is issued) for the prior twelve months to be measured on the last day of each fiscal quarter beginning on December 31, 2017.
Additionally, subject to customary exceptions and exclusions, all obligations under the Credit Agreement are secured pursuant to the terms of the Credit Agreement, a Pledge Agreement between us, certain of our subsidiaries, and Midcap Financial, or the Pledge Agreement, and an Intellectual Property and Security Agreement between us and Midcap Financial, or the IP Security Agreement, each dated May 5, 2017. Under the Credit Agreement, the Pledge Agreement, and the IP Security Agreement, we provide to Midcap Financial and the other lenders a perfected, first-priority security interest in all of our personal property, a perfected, first-priority security interest in all of our intellectual property (except that this security interest will not be perfected in intellectual property located outside the United States unless our cash position falls below a pre-specified threshold), and a perfected, first-priority pledge of 65% of the equity ownership interests directly held by us in our wholly owned subsidiary, PTC Therapeutics Holdings (Bermuda) Corp. Limited.
A failure to comply with the conditions of our Credit Agreement could result in an event of default. An event of default under the Credit Agreement includes, among other things, a failure to pay any amount due under the Credit Agreement as well as the occurrence of events that could reasonably be expected to result in a material adverse effect, including if we were to fail to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA or if the FDA were to withdraw any of our products from the market, including EMFLAZA for the treatment of DMD in the United States.
In the event of an acceleration of amounts due under our Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the term loans or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing the term loans, which would have a material adverse effect on our business, financial condition and results of operations.
In addition, our indebtedness under the Credit Agreement could have significant adverse consequences, including, among other things:

•
requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, the term loans, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•
obligating us to negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	placing us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates; and

•
limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes.

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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our recent acquisition of EMFLAZA. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, entering into agreements involving licenses to our intellectual property, making capital expenditures or declaring dividends.
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
Since mid-2014, we have been transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in completing this transition. Our ability to develop product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, and conduct sales and marketing activities necessary for a successful full scale product commercialization is largely limited to our activities with respect to the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct and report to the EMA Study 041. In addition, other than our marketing authorization in the EEA and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval), we have not proven our ability to successfully obtain marketing authorizations to sell our products or product candidates. Although we recently acquired EMFLAZA, we have no history of commercializing pharmaceutical products in the United States and, to date, we have not generated revenue from, or commenced commercial sale of, EMFLAZA in the United States. Further, we recently announced that we are discontinuing our current clinical development of Translarna for nmCF based on the results of ACT CF, and we may not successfully complete development of other product candidates. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, including, and not limited to, those related to our commercialization of EMFLAZA and integration of EMFLAZA into our business.
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
Risks Related to the Development and Commercialization of our Products and our Product Candidates
ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.
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
On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. In

October 2016, the FDA denied our first appeal of the Refuse to File letter. In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. When an application is filed over protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the file over protest procedure and the agency’s policies explain that an application filed over protest does not receive a timeline for review and is designated as a standard review. The FDA has granted a standard review for the Translarna NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
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
Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorization in the EEA of Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. If we are unable to renew our EEA marketing authorization during any annual renewal cycle, or if our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, results of operations and financial condition.
There is substantial risk that other regulators in regions where we have not yet sought or are currently seeking marketing authorization will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD in those applicable territories. In addition, we may not be able to maintain or obtain marketing authorizations in areas where such authorizations are contingent upon decisions of the EMA with respect to our marketing authorization in the EEA.

For additional information, see “Risks Related to Regulatory Approval of our Products and our Product Candidates” below.
We depend heavily on the success of Translarna, which we are developing for nmDMD and other indications, and EMFLAZA, for DMD. If we are unable to execute our commercial strategy for Translarna for the treatment of nmDMD in the EEA or for EMFLAZA for the treatment of DMD in the United States, fail to receive regulatory approval for Translarna for the treatment of nmDMD in the United States and other territories, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for Translarna for the treatment of nmDMD in the EEA, or fail to maintain our marketing authorization or market exclusivity for EMFLAZA in the United States, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD, and most recently, in the acquisition of EMFLAZA for DMD. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna and our successful integration of EMFLAZA into our business and commercialization of EMFLAZA for DMD in the United States.
We have no history of commercializing pharmaceutical products in the United States and, to date, we have not generated revenue from, or commenced commercial sale of, EMFLAZA in the United States. Although we are preparing for commercial launch of EMFLAZA in the United States, there can be no assurances that we will be successful in this endeavor. As we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely on the concurrently running market exclusivity periods currently available to us under the Hatch-Waxman Act and the Orphan Drug Act to commercialize EMFLAZA for DMD in the United States. Further, we are obligated to complete certain FDA post-marketing requirements in connection with our marketing authorization of EMFLAZA. Failure to maintain these market exclusivity periods, complete the FDA post-marketing requirements, maintain our marketing authorization for EMFLAZA in the United States, or timely execute our commercialization plans for EMFLAZA, would have a material adverse effect on our business, financial position and results of operations.
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
If we do not successfully renew and maintain our marketing authorization and commercialize Translarna in the EEA, or receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. Likewise, if we do not successfully commercialize or maintain our marketing authorization for EMFLAZA for the treatment of DMD in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.
The success of EMFLAZA and Translarna will depend on a number of additional factors, including the following:

•	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;

•	the timing and scope of commercial launches;

•	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;

•	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;

•	the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;

•	successful identification of eligible patients;

•
acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors, including, with respect to Translarna any impact the results of ACT CF may have on the perception of the effectiveness of Translarna;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the drug;

•	the costs, timing and outcome of post-marketing studies and trials for EMFLAZA and Translarna, including, with respect to Translarna, Study 041;

•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity, including with respect to EMFLAZA, whether we are able to maintain market exclusivity periods under the Hatch-Waxman Act and Orphan Drug Act; and

•
whether, with respect to Translarna, we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;

•
whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, pursuant to the file over protest process with the FDA or otherwise, and including, whether we will be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize Translarna or to commence commercialization of EMFLAZA, either of which would have a material adverse effect on our business, results of operations and financial condition.
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
Translarna is not approved, and is an investigational new drug, in the United States. In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. The marketing authorization was last renewed in January 2017 and is effective, unless extended, through August 5, 2017. Enrolling Study 041 may further reduce the number of patients available for reimbursed treatment.
If the EMA determines in any annual renewal cycle that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require the imposition of other conditions or restrictions. As such, there is ongoing risk to our ability to maintain our marketing authorization in the EEA. If we are unable to renew our marketing authorization in the EEA during any annual renewal cycle, or if our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, and in all territories, which would have a material adverse effect on our business, results of operations and financial condition. See “Risks Related to Regulatory Approval of our Products and our Product Candidates” below for further detail regarding conditional marketing authorizations in the EEA.
If clinical trials of Translarna or our product candidates fail to demonstrate safety and efficacy to the satisfaction of the EMA, the FDA or other regulators, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of Translarna or any other product candidate.
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
If we or our collaborators experience any of a number of possible unforeseen events in connection with clinical trials related to Translarna or our product candidates, including Study 041 and those under our collaboration with Roche and the SMA Foundation, maintenance of our existing marketing authorization for Translarna for the treatment of nmDMD in the EEA and any additional potential marketing authorization or commercialization of Translarna or our product candidates could be delayed or prevented.
We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize Translarna or our product candidates, including:

•
clinical trials of Translarna or our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

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

•
we may have to suspend or terminate clinical trials of Translarna or our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•
regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of Translarna or our product candidates may be greater than we anticipate;

•	the supply or quality of Translarna or our product candidates or other materials necessary to conduct clinical trials of Translarna or our product candidates may be insufficient or inadequate; or

•
Translarna or our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

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
In addition, based on pre-clinical safety signals observed during the third quarter of 2015, we are no longer advancing PTC672 under our antibacterial program. Our product development costs will increase if we experience delays in testing or marketing authorizations. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize Translarna or our product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize Translarna or our product candidates, and so may harm our business, results of operations and financial condition.
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
Because we are developing Translarna and our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable.
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
Prior to the Phase 2b clinical trial of Translarna for nmDMD, there was no precedent of an established trial design to evaluate the efficacy of Translarna in nmDMD over a 48 week duration. In addition, clinical understanding of the methodologies used to analyze the resulting data were also limited. The study design and enrollment criteria for ACT DMD were based on available natural history data of the disease, including third-party data and results from our Phase 2b clinical trial. An evolving understanding in the DMD community has led to a greater appreciation of the optimal window for the 6MWT in assessing physical function. We believe that this factor may have led to the primary efficacy endpoint in the intent to treat population not achieving statistical significance in ACT DMD.
We are faced with similar challenges in connection with the design of our studies of Translarna in nmMPS I, nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
For example, with respect to nmMPS I, while clinical trials of enzyme replacement therapies conducted by third-party sponsors have provided some insight into the disorder, enzyme replacement therapies do not sufficiently address the central nervous system, skeletal or cardiac symptoms associated with the disorder. In addition, our own pre-clinical and early stage clinical trials targeting nmMPS I have been limited in duration and, as a result, it is substantially uncertain whether our clinical design will optimize the duration or level of dosing or that we will be able to demonstrate a statistically significant biochemical or clinical effect in the primary or secondary pre-specified endpoints selected for the study.
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
Each of the indications we are currently pursuing for Translarna and our product candidates are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. The feasibility of patient enrollment was a critical factor discussed with the EMA in connection with the specific obligation to conduct Study 041, in particular due to factors that increase the challenges of enrollment, such as the small nmDMD patient population, the patient eligibility criteria for the mITT for Study 041, and the fact that Translarna is available to patients in the EEA and other limited territories pursuant to commercial and EAP programs.
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
If serious adverse or inappropriate side effects are identified during the development of Translarna or any other product candidate or for any product for which we have or may obtain marketing approval, including Translarna and EMFLAZA, we may need to abandon or limit our development and/or marketing of that product or product candidate.
Translarna and our product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If Translarna or our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.
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
In addition, we are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization of EMFLAZA in the United States, including pre-clinical and clinical safety studies. If we or others identify previously unknown side effects, whether pursuant to these post-marketing requirements, or otherwise, and in particular if such side-effects are severe, or if known side effects are more frequent or severe than in the past then our marketing authorization for EMFLAZA may be restricted or withdrawn, changes may be required to the product's label, sales may be adversely impacted, we may be required to undertake additional studies or trials, and government investigations or litigation, including product liability claims, may be brought against us. This is the first time EMFLAZA will be used on a common use basis, and unknown safety findings may arise through common use, which may lead EMFLAZA to be restricted or withdrawn, changes may be required to the product's label, sales may be adversely impacted, we may be required to undertake additional studies or trials, and government investigations or litigation, including product liability claims, may be brought against us. Additionally, if the safety warnings in our product labels are not followed, adverse medical situations in patients may arise, resulting in negative publicity and potential lawsuits, even if our products worked as we described. Any of these occurrences would limit or prevent us from commercializing EMFLAZA, which would have a material adverse effect on our business, financial results and operations.
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
In addition, although we have received marketing authorization by the European Commission for Translarna for the treatment of nmDMD, such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-

risk balance of the authorization by the EMA. In 2016, the FDA refused to file our NDA for Translarna for the treatment of nmDMD, noting that both the Phase 2b and Phase 3 ACT DMD trials of Translarna for the treatment of nmDMD were negative and do not provide substantial evidence of effectiveness.
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
Translarna for the treatment of nmDMD, EMFLAZA for the treatment of DMD, or any other product candidate that receives marketing authorization, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA. Even if our marketing authorization in the EEA for Translarna for the treatment of nmDMD is maintained, or we are successful in obtaining marketing authorization for Translarna for other indications or territories or marketing authorization for any of our other product candidates, such product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. In addition, EMFLAZA for the treatment of DMD in the United States may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Third-party payers may require prior authorizations or failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including EMFLAZA or Translarna. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.
The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the ability to offer our products or product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement;

•	adverse publicity about our products or product candidates or favorable publicity about competitive products or product candidates; and

•	any restrictions on concomitant use of other medications.
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
Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions, including Latin America. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Translarna for the treatment of nmDMD, EMFLAZA for the treatment of DMD, or any of our other product candidates that receive marketing authorization.
If we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates, we may not be successful in our continuing efforts to commercialize Translarna, our pending commercial launch of EMFLAZA or commercializing any other product candidate if and when they are approved.
Our past experience in the sale, marketing and distribution of pharmaceutical products is limited to our activities under the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct Study 041.
Our planned commercial launch of EMFLAZA for DMD represents our first product launch in the United States. We may be unable to successfully execute our commercial strategy for EMFLAZA for the treatment of DMD in the United States or Translarna for the treatment of nmDMD in other territories, including, if approved, in the United States, or for other indications or product candidates that may receive marketing authorization, if any.
Our ongoing commercial strategy for our products involves the development of a commercial infrastructure that spans multiple jurisdictions and is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories, including in the United States, in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous territories, including in the United States, each state, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, and unexpected changes in regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize EMFLAZA in the United States and Translarna in the EEA and other jurisdictions in which it is or may be available will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.
We intend to continue to promote Translarna for the treatment of nmDMD in permitted territories using both internal and external resources. We also intend to utilize both internal and external resources in connection with our pending commercial launch of EMFLAZA in the United States.
There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training an internal commercial team is expensive and time consuming and could delay commercialization efforts. If a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition such personnel.
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
If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.
Factors that may materially affect our efforts to commercialize our products include:

•	our ability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	our ability to attract, retain and assimilate key personnel in connection with our acquisition, integration and commercialization of EMFLAZA;

•	our ability to replace services being performed pursuant to a transition services agreement with Marathon before the termination of such agreement;

•	our ability to implement third-party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;

•	the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe Translarna, EMFLAZA or any future products;

•	the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent commercial organization.
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

For example, we face risks arising out of the potential uncertainty caused by the vote in the United Kingdom in favor of exiting the European Union, commonly referred to as Brexit. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and, in the event that such foreign exchange volatility were to continue, it could cause volatility in our quarterly financial results. In addition, if the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new regulatory costs and challenges.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide.
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
Although EMFLAZA is currently the only corticosteroid approved for the treatment of DMD in the United States, prednisone another corticosteroid drug, is approved for other indications in the United States and may be prescribed for DMD patients and we expect that we will compete with this treatment following our commercial launch of EMFLAZA.
Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are marketing or developing or that would render our products or product candidates obsolete or non-competitive. Our competitors may also obtain marketing authorization for their products more rapidly than we may obtain approval for our products and product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.
We believe that many competitors are attempting to develop therapeutics for the target indications of our products and product candidates, including academic institutions, government agencies, public and private research organizations, large pharmaceutical companies and smaller more focused companies.
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
Even if we are able to commercialize Translarna for the treatment of nmDMD on a broad scale, commercialize EMFLAZA for the treatment of DMD in the United States or commercialize Translarna for other indications or any other product candidate that we develop, Translarna, EMFLAZA and any other product or product candidate may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
We may not obtain adequate coverage or reimbursement for our products, including EMFLAZA and Translarna, or we may be required to sell our products at an unsatisfactory price. In addition, obtaining pricing, coverage and reimbursement approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive these approvals on a timely basis.

The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the EEA, require approval of the sale (list) price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, including EMFLAZA and Translarna or other product candidates, even following marketing authorization.
Our ability to successfully commercialize Translarna, EMFLAZA or any other product candidate that receives marketing authorization will depend in large part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, managed health care organizations and other third-party payors and organizations. Government authorities and other third-party payors, such as private health insurers and managed health care organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities, including the United States government and state legislatures, and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which our products are reimbursed can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with discounts off the products’ sale (list) prices and are challenging the prices manufacturers charge for medical products. We cannot be sure that coverage will be available for Translarna, EMFLAZA or any other product that we may commercialize and, if coverage is available, the level of reimbursement is also uncertain.
Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for EMFLAZA is expected to be, and for Translarna has been and is expected to continue to be, particularly difficult due to price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization and the requirement to try other therapies first. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including EMFLAZA or Translarna. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization, including EMFLAZA or Translarna.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws, enforcement policies or administrative determinations that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.
In the United States, third-party payors include federal health care programs, such as Medicare, Medicaid, TRICARE, and Veterans Health Administration programs; managed care providers, private health insurers and other organizations. Several of the U.S. federal health care programs require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the United States Public Health Service, or PHS, 340B drug pricing program. FSS pricing is intended not to exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.

In addition, while EMFLAZA is eligible to be reimbursed by Medicaid, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with favorable positioning on formularies.
Similarly, in order for a covered outpatient drug to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts on the covered outpatient drug to entities that are enrolled and participating in the 340B drug pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.
EMFLAZA is also eligible for reimbursement under the Medicare Part D program established by The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D prescription drug formularies are required to include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain.
In addition, U.S. private health insurers often rely upon Medicare coverage policies and payment limitations in setting their own coverage and reimbursement policies. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors. Payment by private payors is also subject to payor-determined coverage and reimbursement policies that vary considerably and are subject to change without notice. We expect that coverage and reimbursement of EMFLAZA in the United States will vary from commercial payor to commercial payor. Many commercial payors, such as managed care plans, manage access to FDA approved product coverage partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Exclusion from policies can directly reduce product usage in the payor’s patient population and may negatively impact utilization in other payor plans, as well.
There has been recent negative publicity and increasing legislative and public scrutiny around pharmaceutical drug pricing in the U.S., in particular with respect to orphan drugs and specifically with respect to EMFLAZA. Moreover, U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement, often with particular focus on orphan drugs. These dynamics may give rise to heightened attention and potential negative reactions to pricing decisions for EMFLAZA and products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability.
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
In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices with respect to Translarna for the treatment of nmDMD and other product candidates that might receive marketing authorization in the future. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the European Union, for medicines authorized by the centralized authorization procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.
Similarly, sales of EMFLAZA in the United States could also be reduced if deflazacort is imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. There have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our revenues from EMFLAZA could be reduced, and our business, results of operations and financial condition could be materially adversely affected.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit clinical trials or commercialization of any current or future products.
We face an inherent risk of product liability exposure related to the commercialization of Translarna, EMFLAZA and any other product that we may market or commercialize, and in connection with the human clinical trials testing of our products or product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for our products or any product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	the inability to continue current clinical trials or begin planned clinical trials;

•	withdrawal or reduced enrollment of clinical trial participants;

•	significant costs to defend the related claims/litigation;

•	increased insurance costs, or an inability to maintain appropriate insurance coverage;

•	substantial monetary awards to trial participants or patients or their families;

•	loss of revenue; and

•	the inability to commercialize or to continue commercializing any products or product candidates.
We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed EAP programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible, and we are currently extending our existing insurance to cover corresponding risks for EMFLAZA. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we commercialize Translarna and EMFLAZA, or as and when we begin commercializing any other product candidate that receives marketing authorization. The cost of insurance coverage is highly variable, based on a wide range of factors. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.
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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or manufacturing and distribution efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.

For example, in connection with our acquisition of EMFLAZA, we paid upfront consideration comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. We are also required to make contingent payments to Marathon based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount for such payments, and a single $50 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement. We expect that the contingent payments will, on a blended average basis, range in percentages of net sales between the low to mid-twenties. We may never realize the anticipated benefits of the acquisition of EMFLAZA and by investing our limited resources in this product, we may be required to forgo or delay other opportunities.
In addition, we initiated separate Phase 2 clinical trials of Translarna for the treatment of hemophilia in 2009 and the metabolic disorder methylmalomic acidemia in 2010, but then suspended these clinical trials to focus on the development of Translarna for nmDMD and nmCF when we found variability in the assays used in these trials and preliminary data from these trials did not indicate definitive evidence of activity. In March 2017, we discontinued our current clinical development of Translarna for nmCF based on the negative outcome of a Phase 3 clinical trial. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.
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
Risks Related to Regulatory Approval of our Products and our Product Candidates
Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations.
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
We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our satisfaction of the specific obligation to conduct and submit the results of Study 041 by September 2021 to the EEA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We are also required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.
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
If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, results of operations and financial condition.
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
Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. When an application is filed over protest, the FDA is required to review the application as filed. In the case of our Translarna NDA, the FDA permitted us to update certain aspects of the filing relating to evidence of efficacy in connection with the filing over protest, but these updates may not prove persuasive to FDA in considering whether to approve our NDA. Generally, the FDA does not favor the file over protest procedure and the agency’s policies explain that an application filed over protest does not receive a timeline for review and is designated as a standard review.
There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the file over protest process or otherwise, that we will continue to be unable to resolve the matters raised by the FDA in its Refuse to File letter in a timely manner, or at all. Even if we are successful in resolving some or all of those matters, there is significant risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all. We may be required to perform additional clinical and non-clinical trials or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or analyses, there is substantial risk that the results would not ultimately support the approval of the NDA filed over protest or a new NDA submission with the FDA for Translarna for the treatment of nmDMD in the United States. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
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
For additional information concerning recent developments that have had, and may continue to have, a material adverse effect on our ability to advance our regulatory strategy for Translarna for the treatment of nmDMD, please review the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”
If we are not able to comply with local regulations for our products or product candidates, we will not be able to obtain or maintain product approvals and commercialize our product or product candidates, and our ability to generate revenue will be materially impaired.
Translarna, EMFLAZA and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain or renew marketing authorization for Translarna or any product candidate, or maintain our marketing authorization for EMFLAZA in the United States will prevent us from commercializing such product or product candidate.
As noted in the foregoing risk factors, we may not receive necessary approvals from the FDA, the EMA, or other regulators to further commercialize Translarna for nmDMD or to commercialize Translarna for any other indication or to commercialize any product candidate in any market. For example, in March 2017, we discontinued our current clinical development of Translarna for nmCF based on the outcome of our Phase 3 clinical trial, ACT CF, and have withdrawn our type II variation submission with the EMA, which we had commenced in the third quarter of 2015 to seek approval of Translarna for the treatment of nmCF in the EEA. We do not currently expect to pursue other marketing authorizations for this indication.

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
We may not be able to obtain orphan drug exclusivity for our products or product candidates. If our competitors are able to obtain orphan drug designations for their products and those products are determined by the FDA to be the “same drug” as our products or product candidate(s) under applicable FDA standards, or if those products can be classified as a “similar medicinal product” within the meaning of EU law, we may not be able to obtain approval by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, nmMPS I, and nonsense mutation aniridia. The FDA has also granted an orphan drug designation to EMFLAZA for the treatment of DMD and to RG7916, a compound under development in our SMA collaboration with Roche and the SMA Foundation. Generally, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is currently ten years in the European Union and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a “reference product”, may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product. In addition, the respective orphan designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or U.S. orphan designations in the future.
In the European Union, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as Translarna, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for Translarna for these indications, both in the European Union and in the United States, may be important to the product candidate’s success. If a competitor obtains an orphan drug designation for and approval of a product with orphan drug exclusivity with the same indication as Translarna before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market for a period of time. Even if we obtain orphan drug exclusivity for Translarna for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna is shown to be “clinically superior” to our product candidate as determined by the FDA, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as Translarna if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. The same considerations would apply to any of our orphan product candidates.
We expect to rely on non-patent market exclusivity periods under the Hatch-Waxman Act and the Orphan Drug Act to commercialize EMFLAZA for the approved indication in the United States and failure to maintain either exclusivity period would have a material adverse effect on our ability to commercialize EMFLAZA, which in turn would have a material adverse effect on our business, financial statements and results of operations.
As we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely on non-patent market exclusivity periods under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, to commercialize EMFLAZA in the United States.
The FDA granted an orphan drug designation to EMFLAZA for the treatment of DMD in the United States. As noted in the foregoing risk factor, generally, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, such as EMFLAZA for the treatment of DMD, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the FDA from approving another marketing application for the same drug for the same indication for that time period.
We expect that EMFLAZA will have a seven-year exclusive marketing period in the United States for the approved indication, commencing on February 9, 2017 (the date of FDA approval), under the Orphan Drug Act as well as a concurrent five-year exclusive marketing period in the United States for the active ingredient in EMFLAZA under the provisions of the Hatch-Waxman Act.
Under the Orphan Drug Act, during the seven-year exclusivity period, the FDA may not approve any other applications to market any drug considered the “same drug” as the drug with the orphan drug exclusivity for the same disease, except in limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product to the product with orphan drug exclusivity through a demonstration of superior safety, superior efficacy, or a major contribution to patient care. In addition, if a company seeks orphan drug designation for a drug considered the “same drug” as a drug previously approved for the orphan indication at issue, the FDA will not designate the “same drug” as an orphan drug unless the company articulates a plausible hypothesis of the clinical superiority of its drug to the approved drug, and, following such designation, if the previously approved drug has unexpired orphan drug exclusivity, the FDA will not approve the subsequent drug unless the sponsor demonstrates clinical superiority over the previously approved drug prior to approval. As a result, in the event that a competitive product that is the “same drug” or a similar medicinal product as EMFLAZA is shown to be “clinically superior” to EMFLAZA as determined by the FDA, our orphan drug exclusivity will not block the approval of such competitive product. In addition, orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.
In addition, as the holder of exclusivity, we are required to assure the availability of sufficient quantities of EMFLAZA to meet the needs of patients and failure to do so could result in loss of orphan exclusivity. Further, each of the Orphan Drug Act and the Hatch-Waxman Act is subject to change, and any such changes may affect our ability to maintain the respective market exclusivity period under those laws. Any reduction or limitation to the marketing exclusivity periods for EMFLAZA would materially limit our ability to commercialize the product, which in turn would have a material adverse effect on our business, financial statements and results of operations.
Under the Hatch-Waxman Act, a five-year period of exclusivity is granted to NDAs for products, such as EMFLAZA, containing chemical entities never previously approved by the FDA either alone or in combination. During the five-year exclusivity period, third parties may not submit certain types of applications to the FDA, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement with respect to any patents of the exclusivity holder covering the drug product. The two types of applications prevented by Hatch-Waxman exclusivity are 505(b)(2) applications and abbreviated new drug applications, or ANDAs. A 505(b)(2) application allows the FDA to rely for approval of an NDA on data not developed by the applicant such as published literature or the FDA’s finding of safety and effectiveness of a previously approved drug. An ANDA is an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use, among other things to a previously approved application (known as the reference listed drug). ANDAs do not contain clinical studies as required in full NDAs but are required to contain information establishing bioequivalence to the reference listed drug, allowing the FDA to use this bioequivalence information to rely on the prior finding of safety and efficacy for the reference listed drug. Exclusivity under the Hatch-Waxman Act does not prevent the submission, filing and approval of a full NDA containing full reports of investigations of safety and effectiveness either owned by the applicant or to which the applicant has obtained a right of reference. As a result, it is possible that we will not realize the full period of market exclusivity under the Hatch-Waxman Act.
Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period. This six-month exclusivity may be granted if the FDA determines that information relating to the use of the new drug in a pediatric population may produce health benefits in that population and issues a written request to the sponsor for such data, and the sponsor submits pediatric data that fairly respond to the written request within the statutory time limits. We have not received such a request from the FDA and we have not obtained pediatric exclusivity.
All pharmaceutical products for which marketing authorization has been granted, including Translarna for the treatment of nmDMD in the EEA and EMFLAZA for the treatment of DMD in the United States, are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
We, Translarna, EMFLAZA, our product candidates, our operations, our facilities, our suppliers and our contract manufacturers, distributors and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.
We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing authorization. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. In addition, we are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for EMFLAZA in the United States, including pre-clinical and clinical safety studies. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.
For additional information with respect to the risks related to renewal of our marketing authorization in the EEA, see the foregoing risk factor titled “Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations.”
We are required to submit safety and other post-market information and reports, implement pharmacovigilance plans, and comply with current good manufacturing practice, or cGMP, requirements related to manufacturing including, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping, among other things, in connection with the marketing authorizations for Translarna for the treatment of nmDMD and for EMFLAZA for the treatment of DMD described above.

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
Further, based on unsustainable economics imposed by the arbitration board in Germany upon the conclusion of an arbitration process in 2016 with us and the German Federal Association of the Statutory Health Insurances, we delisted Translarna from the German pharmacy ordering system, effective April 1, 2016. While some patients and healthcare professionals in Germany have been able to access Translarna through a reimbursed importation pathway possible under German law, there can be no assurance that other patients or healthcare professionals in Germany will be successful doing so or, if initially successful, that any or all will continue to be successful. We were required to reimburse payors in Germany the difference between the commercial price of Translarna and the price established by the arbitration board in Germany for sales made in Germany after December 2015, other than sales made pursuant to the reimbursed importation pathway.
Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, these factors influenced the length of our pricing and reimbursement negotiations in England, which took place between mid-2014 to mid-2016, and culminated in a five-year managed access agreement between us, National Health Services England, the National Institute for Health and Care Excellence, or NICE, NorthStar clinical network and the patient organizations Muscular Dystrophy UK and Action Duchenne. The managed access agreement establishes the clinical details surrounding the use of Translarna, including the terms and conditions of a confidential financial arrangement and the collection of further data on the efficacy of Translarna for the treatment of nmDMD with NICE guidance to be reviewed again at the end of the five-year period, before future funding decisions are taken.
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
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products or product candidates, including Translarna and EMFLAZA, for which we have obtained or may obtain marketing approval. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing authorization.
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

•
False claim laws and regulations, including the U.S. False Claims Act and similar state laws, which may permit civil whistleblower or qui tam actions and may impose civil liability and criminal penalties on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government. Federal enforcement agencies have also showed increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.

•
Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and similar state laws, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and may impose criminal and civil liability for violations of these obligations. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained, transmitted, or stored outside of the United States. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.
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

•
Laws and regulations in the United States, including the Federal Food, Drug and Cosmetic Act and other laws and regulations, that prohibit us from promoting any of our FDA approved products for off-label uses. This means, for example, that we cannot make claims about the use of our marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label, and we would not be able to proactively discuss or provide information on off-label uses or safety benefits of such products, with very specific and limited exceptions. Should the FDA determine that our activities constituted the promotion of off-label use, the FDA could bring action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives, and such a determination could also trigger civil or criminal liability under other applicable laws in the United States.

•
Laws and regulations requiring that we disclose publicly payments made to physicians, including in certain EU member states and the United States. For example, in the United States, under the federal Physician Payments Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests in such manufacturers. A number of U.S. states and other countries have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians, certain hospitals, and other covered recipients.

In addition, interactions between pharmaceutical companies and physicians are also governed by industry self-regulation codes of conduct and physicians’ codes of professional conduct. In the United States, some state laws require pharmaceutical companies to comply with these industry and physician codes and the relevant compliance guidance promulgated by the federal government. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states, as well as codes of conduct issued by self-regulatory industry bodies. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.
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
Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may increase the difficulty and cost for us to obtain or maintain marketing authorization of and commercialize our products and product candidates and affect the coverage and reimbursement we may obtain.
Our industry is highly regulated and changes in law may adversely impact our business, operations, or financial results. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of Translarna or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates, including Translarna and EMFLAZA, for which we have obtained, or may obtain, marketing authorization.
Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. For example, in the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement that we receive for any approved products, or allow for the importation of lower-priced versions of our approved products from Canada. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own policies. Therefore, any restrictions to coverage or reductions in reimbursement that result from the Medicare Modernization Act may result in a similar coverage restriction or reimbursement reduction from private payors. In addition, private payors may implement coverage restrictions or payment reductions independently from federal programs such as Medicare.
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
We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include:
•controls on government funded reimbursement for drugs;
•caps on mandatory discounts under certain government sponsored programs;
•controls on healthcare providers;
•challenges to the pricing of drugs or limits on prohibitions on reimbursement or specific products through other means;
•reform of drug importation laws;
•expansion of use of managed care systems in which the healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and
•prohibition on direct-to-consumer advertising or drug marketing practices.
We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our net revenues and operating results.
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
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative or regulatory changes will be enacted in any territory in which we are authorized, or become authorized, to market Translarna, EMFLAZA, or any of our other product candidates, or whether applicable regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our products or product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or by comparable foreign bodies overseeing regulatory authorities in other territories may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict how future changes relating to pre- and post-marketing approval and requirements will affect our business.
Risks Related to our Dependence on Third Parties
We contract with third parties for the manufacture and distribution of our products and our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.
We do not own or operate manufacturing or distribution facilities for the production or distribution of clinical or commercial supplies of our products or product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our products or product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in Translarna, EMFLAZA and all of our product candidates. We outsource all manufacturing, packaging, labeling and distribution of our products and product candidates to third parties, including our commercial supply of Translarna and EMFLAZA.
We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers and the drug substance for our cancer stem cell program through another third-party manufacturer. We engage two separate manufacturers to provide bulk drug product for Translarna. We have a relationship with three manufacturers that are capable of providing fill and finish services for our finished commercial and clinical Translarna product, although we are still in the process of finalizing arrangements with one of these manufacturers with respect to commercial product services. We anticipate completing applicable validation procedures for this manufacturer in 2017 for both commercial and clinical product.
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates, although we may seek to establish such arrangements in the future. In the event that we are unable to procure supply from a validated manufacturer, we would seek to identify and qualify replacement suppliers, however this process would likely result in delays in our ability to supply Translarna to patients or advance our clinical trials. We may be unable to conclude agreements for commercial or clinical supply of Translarna with third-party manufacturers, or may be unable to do so on acceptable terms.
We currently have a contract with a pharmacy and hospital distributor in the European Union that distributes Translarna for clinical programs and limited commercial and EAP programs. We have engaged with third-party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf. We intend to engage additional distributors if and when, if ever, we become authorized to make Translarna available for purchase in such additional geographies.
We obtain our supply of the drug substance for EMFLAZA through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide EMFLAZA drug substance. All of our drug product manufacturing, processing and packaging needs for EMFLAZA tablet and suspension product will be fulfilled pursuant to two different exclusive supply agreements assumed by us in connection with our acquisition of EMFLAZA. We expect to fulfill all of our requirements for EMFLAZA tablets as well as secondary packaging of pre-filled EMFLAZA oral suspension bottles pursuant to one of these agreements, which has an initial term of five years. We expect to fulfill all of our requirements for EMFLAZA suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of EMFLAZA, we are obligated to pay to the manufacturer of the EMFLAZA suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.

If our drug substance provider or either of our drug product manufacturers was to be unable to provide drug substance or manufacture EMFLAZA product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize EMFLAZA, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, as we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely market exclusivity periods available to us under the Orphan Drug Act and Hatch-Waxman Act to commercialize EMFLAZA for DMD in the United States. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of EMFLAZA to meet the needs of patients. Failure to do so could result in loss of the drug's orphan exclusivity in the United States, which would have a material adverse effect on our ability to generate revenue from sales of EMFLAZA.
Although we are in the process of finalizing our distribution channel, we expect to utilize third parties for the commercial distribution of EMFLAZA, including a 3PL to warehouse EMFLAZA as well as a specialty pharmacy to sell and distribute EMFLAZA to patients. A specialty pharmacy is also expected to provide us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support. If we are unable to effectively establish and manage this distribution process, the commercial launch and sales of EMFLAZA may be delayed or compromised.
Even if we are able to establish and maintain arrangements with third-party manufacturers and distributors, reliance on such service providers as well as the use of specialty pharmacies and a call center entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

•	the possibility of commercial supplies of Translarna or EMFLAZA not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;

•	the possibility of third-party resources not being devoted in the proper manner necessary to satisfy our requests and needs within the time frame we expect;

•
the possibility of third parties not providing us with accurate or timely information regarding their inventories, the number of patients who are using EMFLAZA, or serious adverse events and/or product complaints regarding EMFLAZA;

•	the third parties being unable to satisfy their financial obligations to us or others; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of Translarna or EMFLAZA and any of our product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, or raw material shortages.
In addition, third-party manufacturers or distributors may not be able to comply with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or similar regulatory requirements outside the European Union and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, any of which could significantly and adversely affect supplies of Translarna, EMFLAZA or our product candidates.
Our products and our product candidates and any other products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, changes in cGMP could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our products and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively.

If the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should, prior to the time that we have validated alternative providers, cease to continue to do so for any reason, we likely would experience delays in our ability to supply Translarna or EMFLAZA to patients or in advancing our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of Translarna, EMFLAZA or our product candidates or the drug substances used to manufacture them, we will lose commercial sales revenue and it will be more difficult for us to develop our product candidates and compete effectively.
Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna, EMFLAZA and our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.
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
We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing authorizations of our products or product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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
Our success depends in large part on our ability to obtain and maintain patent protection or other intellectual property rights in the United States and other countries with respect to our proprietary technology and products. One primary way that we seek to protect our proprietary position is by filing patent applications in the United States and in certain foreign jurisdictions related to our novel technologies, product and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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
Moreover, we may be subject to a third party anonymously submitting prior art to a patent office or may become involved in addressing patentability objections based on third-party submission of references, or may become involved in oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product or current or future product candidates.

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
For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the European Union to prevent disclosure of this information, and in July 2016, the Court took the interim measure of ordering the EMA not to release our documents until the substantive case has been decided (by the General Court and/or in possible appeal proceedings). The EMA appealed the interim measure to the Court of Justice of the European Union but the Court of Justice dismissed the appeal in the first quarter of 2017. While we expect to continue this litigation to a final decision on its underlying merits, as well as to object to the disclosure of any information that we consider commercially confidential, there can be no assurance that we will be successful in the aforementioned litigation or in any future challenge that may be raised and we may not ultimately be successful in preventing disclosure of the data in our marketing authorization for Translarna for the treatment of nmDMD.
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
Competitors may infringe our patents, trademarks, copyrights, trade secrets or other intellectual property. To counter infringement or unauthorized use, we may be required to file a lawsuit and claims for damages, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or defenses, such that they do not infringe our intellectual property or that our intellectual property is invalid or unenforceable. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.
Third parties may initiate legal proceedings alleging that our patents are invalid and unenforceable or that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. Since patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, with new publications occurring continuously, there may be patents or patent applications relating to our product or our product candidates that we are unaware of. There may also be pending or future patent applications that, if issued, would block us from commercializing Translarna or EMFLAZA. Thus, we do not know with certainty whether Translarna, EMFLAZA, or any of our other product candidates, or our commercialization thereof, would or would not infringe any third party’s intellectual property.
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
For example, it is possible that one or more third parties might bring a patent infringement or other legal proceeding against us regarding Translarna or EMFLAZA. We are aware of an issued U.S. patent and international patent applications that purport to disclose or contain claims to chemical scaffolds that are sufficiently broad that they could be read to encompass ataluren, the active ingredient in Translarna, even though neither the issued U.S. patent nor any of the international patents or patent applications specifically discloses ataluren. In order to successfully challenge the validity of any issued U.S. patent that may allegedly include ataluren within the scope of a granted claim, we would need to overcome that patent’s presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively. In addition, we believe that the public notice given by our testing of ataluren in clinical trials for the purpose of seeking FDA approval would be a valid defense against any infringement claims in the United States based on the availability of any statutory research exemptions. However, there can be no assurance that our interpretation of the exemption would be upheld, were the exemption interpreted as covering only our preclinical research activities, and not the commercialization of ataluren.
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
Without patent protection, our marketed products may face generic competition.
Certain of the products we market have no patent protection and, as a result, potential competitors face fewer regulatory barriers in introducing competing products. Without patent protection or other regulatory exclusivity, we may not be able to exclude others from, among other things, selling or importing similar products in any jurisdiction. In some instances, we may rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, although we may be unable to provide adequate protection for our commercial position via these means. In other instances, we may need to rely on regulatory exclusivity to protect our commercial position.
Furthermore, generic competition against a branded product often results in decreases in the prices at which the branded product can be sold, particularly when there is more than one generic product available in the marketplace. Third-party companies could also develop products that are similar, but not identical, to our marketed products, such as an alternative formulation of our product or an alternative formulation combined with a different delivery technology, and seek approval in the United States by referencing our products and relying, to some degree, on the FDA’s finding that our products are safe and effective in their approved indications. In addition, legislation enacted in the United States allows for, and in a few instances, in the absence of specific instructions from the prescribing physician, mandates the dispensing of generic products rather than branded products where a generic version is available.
On February 9, 2017, the FDA approved the corticosteroid EMFLAZA (deflazacort) for the treatment of patients 5 years and older with DMD. Although approved for other indications outside of the United States, this was the first approval for deflazacort in the United States and the first approval in the United States for the use of a corticosteroid to treat DMD.
We rely on regulatory exclusivity for EMFLAZA and currently have no issued patents that could prevent a third-party company from seeking to introduce a generic EMFLAZA formulation in the United States for the treatment of DMD or another indication, and we may never be able to obtain such patent protection. Such third-party companies may also obtain patents covering a new deflazacort formulation or method of use, and attempt to assert such patents against us.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents and regulatory exclusivity for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. More particularly, we may rely on trade secrets and other unpatented proprietary information to protect our competitive position related to Translarna and EMFLAZA, especially when we do not believe patent protection is appropriate or obtainable. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, partners and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed. If our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, employees, consultants, advisors, partners and other third parties develop new inventions or processes related to Translarna or EMFLAZA independently, or jointly with us, that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Enforcing a claim that a third party illegally obtained and is using any of our inventions or trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
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
If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, including Translarna and EMFLAZA, we may be required to re-brand affected products, which could cause delays in getting such products to market and substantially increase our costs.
To protect our rights in any trademark we intend to use for our products or our product candidates, including Translarna and EMFLAZA, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for trademark registration in the United States as well as any other country where we intend to commercialize our product or product candidates. Failure to obtain trademark registrations may place our use of the trademarks at risk or make them subject to legal challenges, which could force us to choose alternative names for our product or product candidates. In addition, the FDA, and other regulatory authorities outside the United States, conduct an independent review of proposed product names for pharmaceuticals, including an evaluation of the potential for confusion with other pharmaceutical product names for medications, which could result in medication errors in prescribing, dispensing and consumption. These regulatory authorities may also object to a proposed product name if they believe the name inappropriately makes or implies a therapeutic claim. If the FDA or other regulatory authorities outside the United States object to any of our proposed product names, we may be required to adopt alternative names for our product or product candidates. If we adopt alternative names, either because of our inability to obtain a trademark registration or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications and the rights attached thereto. Consequently, we may be required to expend significant additional resources in an effort to adopt a new product name that would be registrable under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities, which could cause delays in getting our products to market and substantially increase our costs. Furthermore, we may not be able to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.
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
On April 7, 2017, Shane Kovacs, our Executive Vice President, Chief Financial Officer and Head of Corporate Development notified us of his resignation, which is expected to be effective mid-May 2017. We are in the process of searching for a new chief financial officer. However, if we are unsuccessful in appointing a chief financial officer with the appropriate level of experience and expertise in a timely manner, our operations and business strategies could be materially and adversely affected. Any significant leadership change or executive management transition may create uncertainty, involve inherent risk, and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, and results of operations.
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

In connection with our commercialization plans and business strategy, including our commercial launch of Translarna for the treatment of nmDMD and our integration of and commercialization efforts related to EMFLAZA, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with our acquisition of EMFLAZA. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including the integration of EMFLAZA. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, following our receipt of the Refuse to File letter from the FDA in 2016, we implemented a reorganization of our operations in March 2016 that resulted in a one-time charge for the related work-force reduction. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•	any developments related to our ability or inability to execute our strategy for EMFLAZA for the treatment of DMD in the United States, in particular with respect to our commercialization efforts;

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

•	results of clinical trials of Translarna and any other product candidate that we develop;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;

•	negative publicity around our products or product candidates, including with respect to EMFLAZA;

•	other developments concerning our regulatory submissions;

•	whether regulators in other territories agree with our interpretation of the results of ACT DMD;

•	our ability to advance the commercialization of Translarna for the treatment of nmDMD;

•	the success of competitive products or technologies;

•	the development and regulatory status of our SMA program with Roche and the SMA Foundation;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our products, product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
In connection with our acquisition of EMFLAZA, we issued an affiliate of Marathon 6,683,598 shares of our common stock. While these shares are currently restricted as a result of securities laws, following expiration of applicable holding periods, the shares will be able to be freely sold in the public market subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended March 31, 2017, we issued options to purchase an aggregate of 54,900 shares of common stock to certain new hire employees at a weighted-average exercise price of $13.22 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.
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

PTC THERAPEUTICS, INC.

Date: May 8, 2017	By:	/s/ Shane Kovacs
Shane Kovacs
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1†
Asset Purchase Agreement, dated March 15, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 16, 2017)

2.2
Amendment to Asset Purchase Agreement, dated April 20, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 20, 2017)

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

* Submitted electronically herewith.
† Confidential treatment has been granted for certain portions that are omitted from this exhibit. The omitted information has been filed separately with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the registrant’s application for confidential treatment. In addition, schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.