Form 10-Q
period 2017-06-30
PTC THERAPEUTICS, INC.
filed 2017-08-09
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 41,389,046 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
our expectations with respect to our commercial launch of EMFLAZA for the treatment of Duchenne muscular dystrophy, or DMD, in the United States, which is still in its initial phases, including with respect to our ability to optimize distribution channels and commercial matters in a timely manner;

•
our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for EMFLAZA for the treatment of DMD in the United States and for Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, and other countries in which we have or may obtain regulatory approval, or there exist significant reimbursed early access programs;

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

•
the timing and conduct of our ongoing, planned and potential future clinical trials and studies of Translarna for the treatment of nmDMD, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including statements regarding the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$133,011	$58,321
Marketable securities	48,058	173,345
Trade receivables, net	33,767	24,929
Inventory	6,912	—
Prepaid expenses and other current assets	5,224	4,691
Total current assets	226,972	261,286
Fixed assets, net	6,839	7,429
Intangible assets, net	148,138	—
Deposits and other assets	1,129	630
Total assets	$383,078	$269,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$63,996	$48,759
Deferred revenue	2,602	—
Other current liabilities	1,387	865
Total current liabilities	67,985	49,624
Deferred revenue - long-term	3,828	1,587
Long-term debt	141,242	98,216
Other long-term liabilities	292	335
Total liabilities	213,347	149,762

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 41,304,008 shares at June 30, 2017. Authorized 125,000,000 shares; issued and outstanding 34,169,410 shares at December 31, 2016	41	34
Additional paid-in capital	949,331	856,142
Accumulated other comprehensive income (loss)	1,999	(1,485)
Accumulated deficit	(781,640)	(735,108)
Total stockholders’ equity	169,731	119,583
Total liabilities and stockholders’ equity	$383,078	$269,345

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product revenue	$47,891	$15,437	$74,334	$34,314
Collaboration and grant revenue	71	196	176	214
Total revenues	47,962	15,633	74,510	34,528
Operating expenses:
Cost of product sales	758	—	797	—
Research and development	30,835	28,827	58,198	60,226
Selling, general and administrative	28,866	23,366	54,365	49,304
Total operating expenses	60,459	52,193	113,360	109,530
Loss from operations	(12,497)	(36,560)	(38,850)	(75,002)
Interest expense, net	(3,008)	(2,060)	(5,227)	(4,016)
Other expense, net	(1,820)	(387)	(2,139)	(1,107)
Loss before income tax expense	(17,325)	(39,007)	(46,216)	(80,125)
Income tax (expense) benefit	(150)	93	(316)	(22)
Net loss attributable to common stockholders	$(17,475)	$(38,914)	$(46,532)	$(80,147)

Weighted-average shares outstanding:
Basic and diluted (in shares)	39,621,738	34,000,333	36,978,528	33,959,751
Net loss per share—basic and diluted (in dollars per share)	$(0.44)	$(1.14)	$(1.26)	$(2.36)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(17,475)	$(38,914)	$(46,532)	$(80,147)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax	(9)	(40)	(31)	618
Foreign currency translation gain (loss)	2,884	(159)	3,515	1,467
Comprehensive loss	$(14,600)	$(39,113)	$(43,048)	$(78,062)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(46,532)	$(80,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,448	1,664
Change in valuation of warrant liability	3	47
Non-cash interest expense	3,274	2,941
Loss on disposal of asset	47	—
Amortization of premiums on investments	365	1,140
Amortization of debt issuance costs	185	147
Share-based compensation expense	16,914	17,651
Benefit for deferred income taxes	—	(244)
Unrealized foreign currency transaction losses, net	1,648	963
Changes in operating assets and liabilities:
Inventory, net	(2,806)	—
Prepaid expenses and other current assets	(416)	1,163
Trade receivables, net	(6,762)	(8,480)
Deposits and other assets	(463)	(170)
Accounts payable and accrued expenses	12,452	(3,435)
Other liabilities	457	1
Deferred revenue	4,604	587
Net cash used in operating activities	(15,582)	(66,172)
Cash flows from investing activities
Purchases of fixed assets	(579)	(275)
Purchases of marketable securities	(19,467)	(46,256)
Sale and redemption of marketable securities	144,357	89,645
Acquisition, including transaction costs	(76,424)	—
Net cash provided by investing activities	47,887	43,114
Cash flows from financing activities
Proceeds from exercise of options	535	34
Proceeds from shares issued under employee stock purchase plan	557	—
Debt issuance costs related to secured term loan	(432)	—
Proceeds from issuance of secured term loan	40,000	—
Net cash provided by financing activities	40,660	34
Effect of exchange rate changes on cash	1,725	660
Net increase in cash and cash equivalents	74,690	(22,364)
Cash and cash equivalents, beginning of period	58,321	58,022
Cash and cash equivalents, end of period	$133,011	$35,658
Supplemental disclosure of cash information
Cash paid for interest	$2,474	$2,263
Cash paid for income taxes	$334	$264
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized (loss) gain on marketable securities, net of tax	$(31)	$618

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
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

The Company has two products, Translarna™ (ataluren) and EMFLAZA™ (deflazacort). Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients age five years and older in the 31 member states of the European Economic Area, or EEA. EMFLAZA is approved in the United States for the treatment of Duchenne muscular dystrophy, or DMD, in patients five years and older. nmDMD (including DMD) is a rare, life threatening disorder.

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. This marketing authorization is further subject to the specific obligation to conduct and submit the results of a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna in the approved patient population. The final report on the trial and open-label extension is to be submitted by the Company to the EMA by the end of the third quarter of 2021. The Company refers to the trial and open-label extension together as Study 041.
The marketing authorization in the EEA was last renewed in June 2017 and is effective, unless extended, through August 5, 2018. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of June 30, 2017, Translarna was available in over 25 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2017 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, (the "FDA"). The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017, and has tentatively scheduled an advisory committee meeting on September 28, 2017 to facilitate its review. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of the Company's NDA by the PDUFA goal date. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by the Company in December 2015. In February 2016, following the initial submission, the Company received a Refuse to File letter from the FDA regarding the NDA. The FDA stated in the Refuse to File letter that the NDA was not sufficiently complete to permit a substantive review. Specifically, the Company was notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that the NDA did not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that the Company had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. During July 2016, the Company appealed the Refuse to File decision via the formal dispute resolution process within FDA’s Center for Drug Evaluation and Research; however, this appeal was denied by the FDA’s Office of Drug Evaluation I in October 2016.

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

On April 20, 2017, the Company completed its acquisition of all rights to EMFLAZA, or the Transaction. EMFLAZA is approved in the United States for the treatment of DMD in patients five years and older. The Transaction was completed pursuant to an asset purchase agreement, dated March 15, 2017, as amended on April 20, 2017, (the "Asset Purchase Agreement"), by and between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. The transaction was accounted for as an asset acquisition. The assets acquired by the Company in the Transaction include intellectual property rights related to EMFLAZA, inventories of EMFLAZA, and certain contractual rights related to EMFLAZA. The Company assumed certain liabilities and obligations in the Transaction arising out of, or relating to, the assets acquired in the Transaction.

Upon the closing of the Transaction, the Company paid to Marathon total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of the Company’s common stock. The number of shares of common stock issued at closing was determined by dividing $65.0 million by the volume weighted average price per share of the Company’s common stock on the Nasdaq Stock Market for the 15 trading-day period ending on the third trading day immediately preceding the closing. Marathon will be entitled to receive contingent payments from the Company based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, and a single $50.0 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement.

As of June 30, 2017, the Company had an accumulated deficit of approximately $781.6 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, the Company began to recognize revenue generated from net sales of EMFLAZA for the treatment of DMD in the United States.

2.	Summary of significant accounting policies

The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 16, 2017 (the "2016 Form 10-K"). Additional significant accounting policies adopted during the six month period ended June 30, 2017 are discussed in further detail below.

Basis of presentation

The accompanying financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2016 and notes thereto included in the 2016 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company’s research and development expenses, stock-based compensation, valuation procedures for the convertible notes, allowance for doubtful accounts, inventory, acquired intangible assets, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

In April 2017, the Company completed the Transaction (refer to Note 11). EMFLAZA, both in tablet and suspension form, received approval from the FDA on February 9, 2017 as a treatment for DMD in patients five years of age and older. The Company began the commercialization of EMFLAZA in the United States shortly after the acquisition was completed. The Company utilizes third parties for the commercial distribution of EMFLAZA, including a third-party logistics company to warehouse EMFLAZA as well as specialty pharmacies to sell and distribute EMFLAZA to patients. All of the Company's manufacturing needs for EMFLAZA are fulfilled pursuant to exclusive supply agreements assumed by the Company upon close of the acquisition of EMFLAZA. Production costs will be expensed as cost of product sales when the related products are sold.

Inventory

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Translarna and EMFLAZA product which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes. Inventory used for marketing efforts are charged to selling, general and administrative expense.

The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2017	December 31, 2016
Work in progress	$941	$—
Finished goods	5,971	—
Total inventory	$6,912	$—

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company has not recorded any inventory write downs as of the current period. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, storage costs, amortization of the acquired intangible asset and royalty payments associated with net product sales.

Revenue recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

Net product sales

Prior to the second quarter of 2017, the Company’s net product sales consisted of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. The Company has now established a pattern of collectability and, since January 2015, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products.

The Company has recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and the Company’s third-party partner distributors. Revenue is recognized when risk of ownership has transferred. The Company’s third-party partner distributors act as intermediaries between the Company and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer.

In May 2017, the Company began the commercialization of EMFLAZA in the U.S. The Company recorded product revenue related to the sales of EMFLAZA in the U.S. in accordance with ASC 605-15, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. Due to the early stage of the product launch, the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, the Company recorded net product revenue for EMFLAZA using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company does not recognize revenue until EMFLAZA is shipped to an end-user. The Company will continue to evaluate when, if ever, it has sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its distributors.

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

The Company evaluates all contingent consideration earned, such as a milestone payment, using the criteria as provided by ASC 605-28, Revenue Recognition—Milestone Method. At the inception of a collaboration arrangement, the Company evaluates if a milestone payment is substantive. The criteria requires that (1) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered a substantive milestone and will be recognized as revenue in the period that the milestone is achieved. The Company recognizes royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting.

The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.7 million as of June 30, 2017 and $0.7 million as of December 31, 2016.

Business combinations and asset acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen (as adopted in the current period under Accounting Standards Update (ASU) No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business"; see "Impact of recently adopted accounting standards" and Note 11 for further details) to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASC Topic 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions includes future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets (net assets) based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets' carrying amounts on the acquiring entity's books. Consideration transferred that is noncash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets (net assets) acquired, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the measuring of the cost of the acquired asset or group of assets.

Finite-lived intangible assets

The Company records the fair value of purchased intangible assets with finite useful lives as of the transaction date of a business combination or asset acquisition. Purchased intangible assets with finite useful lives are amortized to their estimated residual values over their estimated useful lives.  The Company evaluates the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In addition, the remaining estimated useful life of the finite-lived intangible asset would be reassessed.

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU No. 2014-9 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. With the issuance of ASU No. 2016-8 in March 2016 and ASU No. 2016-10 in April 2016, the FASB further amended guidance on recording revenue on a gross versus a net basis and on identifying performance obligations and licensing, respectively.  The Company expects to use the modified retrospective approach to adopt this guidance when effective. The Company continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and accompanying notes. The Company’s implementation approach includes performing a detailed review of key contracts representative of the product being sold and services provided and assessing the conformance of historical accounting policies and practices with the standard. Because the standard may impact the Company’s business processes, systems and controls, the Company has initiated the development of a comprehensive change management project plan to guide the implementation.

In January 2016, the FASB issued ASU No. 2016-1, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. ASU 2016-1 is effective for years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-1 will have on its consolidated financial statements and accompanying notes.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard clarifies the presentation of certain specific cash flow issues in the Statement of cash flows. The standard is effective for public companies who are SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will be also required to disclose that compensation expense has not changed if applicable. This standard is effective for public companies who are SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including any interim period for which financial statements have not yet been issued or made available for issuance.

The guidance will be applied prospectively to awards modified on or after the adoption date. The Company expects to adopt this guidance when effective.

Impact of recently adopted accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company adopted the guidance on January 1, 2017 on a prospective basis. As the Company’s deferred tax assets is provided with full valuation allowance as of June 30, 2017, adoption of this standard did not have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-9, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the guidance on January 1, 2017 and on a prospective basis, the Company will record all excess tax benefits and deficiencies as income tax expense or benefit. Due to the Company's history of operating losses, the adoption did not result in changes to the Company's Net loss or Retained earnings. In connection with the adoption of ASU 2016-9, the Company made a policy election to continue its methodology for estimating its forfeiture rate.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This standard changed the definition of a business to help entities determine whether a set of transferred assets and activities is a business. This standard is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt ASU No. 2017-01 and apply the guidance to the Transaction, which is being accounted for as an asset acquisition under the revised guidance.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$48,058	$—	$48,058	$—
Warrant liability	$4	$—	$—	$4
Stock appreciation rights liability	$1,102	$—	$—	$1,102

	December 31, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$173,345	$—	$173,345	$—
Warrant Liability	$1	$—	$—	$1
Stock appreciation rights liability	$865	$—	$—	$865

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended June 30, 2017 and December 31, 2016.

The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$—			$—
Corporate debt securities	48,093	—	(35)	48,058
Government obligations	—	—	—	—
	$48,093	$—	$(35)	$48,058

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$12,919	$47	$—	$12,966
Corporate debt securities	153,240	52	(103)	153,189
Government obligations	7,188	2	—	7,190
	$173,347	$101	$(103)	$173,345

At June 30, 2017 and December 31, 2016, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of June 30, 2017, the Company had $0.03 million in realized gains resulting from the sale of investments. As of December 31, 2016, the Company did not have any realized gains/losses from the sale of marketable securities.

Marketable securities on the balance sheet at June 30, 2017 and December 31, 2016 mature as follows:

	June 30, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$—	$—
Corporate debt securities	48,058	—
Government obligations	—	—
Total Marketable securities	$48,058	$—

	December 31, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$12,966	$—
Corporate debt securities	137,196	15,993
Government obligations	7,190	—
Total Marketable securities	$157,352	$15,993

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended June 30, 2017:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2016	$1	$865
Change in fair value	3	1,301
Payments	—	(1,064)
Ending balance as of June 30, 2017	$4	$1,102

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2017 include (i) volatility (69%—70%), (ii) risk free interest rate (1.38%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($18.33), and (v) expected life (2.10—2.23 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2016 include (i) volatility (62%-67%), (ii) risk free interest rate (0.62%—1.34%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($10.91), and (v) expected life (0.4—2.7 years).

Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of June 30, 2017 include (i) volatility (67%—70%), (ii) risk free interest rate (1.14%—1.47%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($18.33), and (v) expected life (0.5—2.5 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2016 include (i) volatility (48%-71%), (ii) risk free interest rate (0.44%—1.47%), (iii) strike price ($6.76—$30.86), (iv) fair value of common stock ($10.91), and (v) expected life (0.0—3.0 years).

4.	Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and six months ended June 30, 2017:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at March 31, 2017	$(225)	$(651)	$(876)
Other comprehensive (loss) income before reclassifications	(9)	2,884	2,875
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive (loss) income	(9)	2,884	2,875
Balance at June 30, 2017	$(234)	$2,233	$1,999

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)
Other comprehensive (loss) income before reclassifications	(31)	3,515	3,484
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive (loss) income	(31)	3,515	3,484
Balance at June 30, 2017	$(234)	$2,233	$1,999

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
Employee compensation, benefits, and related accruals	$11,064	$13,649
Consulting and contracted research	11,006	11,505
Professional fees	2,252	1,237
Sales allowance and other costs	23,836	13,245
Accounts payable	6,062	6,298
Other	9,776	2,825
	$63,996	$48,759

6.	Warrants

All of the Company’s outstanding warrants were classified as liabilities as of June 30, 2017 and December 31, 2016 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Warrant shares	Exercise price	Expiration
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019

	December 31, 2016
	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019

7.	Net loss per share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Numerator
Net loss	$(17,475)		$(38,914)		$(46,532)		$(80,147)
Denominator
Denominator for basic and diluted net loss per share	39,621,738		34,000,333		36,978,528		33,959,751
Net loss per share:
Basic and diluted	$(0.44)	*	$(1.14)	*	$(1.26)	*	$(2.36)	*

*In the three and six months ended June 30, 2017 and 2016, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2017	2016
Stock Options	7,124,052	5,969,382
Unvested restricted stock awards and units	423,986	274,490
Total	7,548,038	6,243,872

8.	Stock award plan

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of June 30, 2017, awards for 425,683 shares of common stock are available for issuance.

From January 1, 2017 through June 30, 2017, the Company issued a total of 1,738,873 stock options to various employees.  Of those, 480,550 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2016	5,854,316	$34.71
Granted	1,738,873	$11.80
Exercised	(49,770)	$10.74
Forfeited/Cancelled	(419,367)	$33.83
Outstanding at June 30, 2017	7,124,052	$29.33	7.51 years	$19,807
Vested or Expected to vest at June 30, 2017	3,159,956	$25.63	8.66 years	$10,427
Exercisable at June 30, 2017	3,738,673	$32.94	6.44 years	$8,449

The fair value of grants made in the six months ended June 30, 2017 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2017
Risk-free interest rate	1.84% — 2.45%
Expected volatility	76%—81%
Expected term	5.04– 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2017 was $8.07 per share.

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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2017	271,651	$19.76
Granted	358,194	$11.34
Vested	(180,861)	$14.19
Forfeited	(24,998)	$13.47
Unvested at June 30, 2017	423,986	$15.39

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending June 30, 2017, a total of 213,197 SARs vested and the Company recorded $1.3 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending June 30, 2017, the Company issued 107,499 shares of common stock and recorded $0.3 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$3,895	$4,087	$8,362	$8,415
Selling, general and administrative	3,990	4,649	8,552	9,236
Total	$7,885	$8,736	$16,914	$17,651

As of June 30, 2017, there was approximately $56.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.19 years.

9.	Debt

2017 Credit Facility

In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The remaining $20.0 million under the senior secured term loan facility will become available to the Company upon its demonstration (on or prior to December 31, 2018) of net product revenue equaling or exceeding $120.0 million for the trailing 12 month period. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the     Credit Facility and will be amortized over the term of the Credit Facility.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. The Company is obligated to make interest only payments (payable monthly in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, the Company will be required to make monthly interest payments and monthly principal payments. The principal payments are to be made based on straight-line amortization of the principal over the twenty-four month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.

The Credit Facility is subject to certain financial covenants. As of June 30, 2017, the Company was in compliance with all required covenants.

Convertible Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022 (the "Convertible Notes"). The Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

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

·                  during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

·                  upon the occurrence of specified corporate events.

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

The Convertible Notes consist of the following:

Liability component	June 30, 2017	December 31, 2016
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,294)	(2,457)
Less: Debt discount, net(1)	(46,054)	(49,327)
Net carrying amount	$101,652	$98,216

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $115.8 million as of June 30, 2017. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of June 30, 2017, the remaining contractual life of the Convertible Notes is approximately 5.1 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest expense	$1,131	$1,125	$2,241	$2,241
Amortization of debt issuance costs	83	75	163	147
Amortization of debt discount	1,674	1,495	3,274	2,941
Total	$2,888	$2,695	$5,678	$5,329
Effective interest rate of the liability component	11%	11%	11%	11%

10.	Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited ("Wellcome Trust") for the research and development of small molecule compounds in connection with the Company's cancer stem cell and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the cancer stem cell program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company’s first such milestone payment of $0.8 million payable to Wellcome Trust occurred in the second quarter of 2016. Additional milestone payments of up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.

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

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty payments associated with Translarna and EMFLAZA product net sales, payable quarterly or annually in accordance with the terms of the related agreements.

11.	Emflaza asset acquisition

On April 20, 2017, the Company completed its previously announced acquisition of all rights to EMFLAZA pursuant to an Asset Purchase Agreement, dated March 15, 2017, and amended on April 20, 2017, by and between the Company and Marathon. The assets acquired by the Company in the Transaction include intellectual property rights related to EMFLAZA, inventories of EMFLAZA, and certain contractual rights related to EMFLAZA. The Company assumed certain liabilities and obligations in the Transaction arising out of, or relating to, the assets acquired in the Transaction.

The Company concluded that the EMFLAZA Agreement included inputs and processes that did not constitute a business under the revised guidance of ASU No. 2017-01, which allows for a screen to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. The Company determined that substantially all of the fair value is concentrated in the EMFLAZA rights intangible asset and accounted for the transaction as an asset acquisition under ASC 805-50.

The purchase price consisted of total upfront consideration comprised of $75.0 million in cash and 6,683,598 shares of the Company's common stock with a fair value of $75.2 million. In addition, the Company incurred approximately $2.2 million of acquisition costs, which are capitalized in an asset acquisition and included in the total consideration transferred.

Marathon is entitled to receive contingent payments from the Company based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon has the opportunity to receive a single $50.0 million sales-based milestone. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the EMFLAZA rights intangible asset.

The following tables present the total purchase consideration and the preliminary allocation of the purchase consideration for the Transaction as of April 20, 2017 (the “Acquisition Date”):

Cash consideration	$75,000
Fair value of PTC common stock issued to Marathon (6,683,598 shares)	75,190
Acquisition costs	2,163
Total preliminary consideration transferred	$152,353

Purchase price	$152,353

Total fair value of tangible assets acquired and liabilities assumed:
Inventory	3,980
EMFLAZA rights	$148,373

The EMFLAZA rights intangible asset is being amortized to cost of product sales using the economic use method over its expected useful life of approximately seven years. The method of amortization represents the pattern in which the economic benefits of the asset are expected to be consumed based on future projected cash flows of the intangible asset. Although the Company believes such available information and assumptions are reasonable, given the inherent risks and uncertainties underlying its expectations regarding such future revenues, there is the potential for the Company’s actual results to vary significantly from such expectations. As such, if the pattern as to which the asset will be consumed changes significantly, the related amortization of the intangible assets will change in proportion to the change in revenues. As of June 30, 2017, the Company recognized accumulated amortization of $0.2 million with respect to the EMFLAZA rights intangible asset. The estimated future amortization of the EMFLAZA rights intangible asset is expected to be as follows:

As of June 30, 2017
2017 (1)	$1,707
2018	11,695
2019	18,896
2020	25,918
2021 and thereafter	89,922
Total	$148,138

(1) For the six months ended December 31, 2017.

12.	Subsequent events

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
During the quarter ended June 30, 2017, we recognized $45.8 million in sales of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, and $2.1 million in sales of EMFLAZATM (deflazacort) for the treatment of Duchenne muscular dystrophy, or DMD. Translarna is currently available in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP program. Translarna is an investigational new drug in the United States, or U.S. We hold worldwide commercialization rights to Translarna for all indications in all territories. EMFLAZA is indicated for the treatment of DMD in patients five years of age and older in the U.S.
Corporate Updates
Acquisition of EMFLAZA™ for the treatment of Duchenne muscular dystrophy in the United States
On April 20, 2017, we completed the acquisition of all rights to EMFLAZA pursuant to an asset purchase agreement, dated March 15, 2017 and amended on April 20, 2017, or the Asset Purchase Agreement, by and between us and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon.
Since the founding of the Company nearly twenty years ago, PTC has been committed to fundamentally changing the lives of patients living with DMD. In addition to our historical and continued investment in research and development, this commitment has included raising disease awareness, promoting diagnosis and early intervention, and supporting improved standards of care all with the goal of changing the course of the disease. It is our continuing commitment to the Duchenne community that underpinned the acquisition of EMFLAZA. PTC is committed to make this important therapy available to all eligible patients in the United States and to study its long-term benefits.
Upon the closing of our acquisition of EMFLAZA, we paid to Marathon total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock, which was determined by dividing $65.0 million by the volume weighted average price per share of our common stock on the Nasdaq Stock Market for the 15 trading-day period ending on the third trading day immediately preceding the closing. Marathon will be entitled to receive contingent payments from us based on annual net sales of EMFLAZA beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, and a single $50.0 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement.
EMFLAZA, both in tablet and suspension form, received approval from the U.S. Food and Drug Administration, or FDA, on February 9, 2017 as a treatment for DMD in patients five years of age and older. We estimate that there are approximately 9,000 DMD patients in the U.S. aged five years or older. We are obligated to complete certain post-marketing requirements in connection with the FDA's approval, including pre-clinical and clinical safety studies.
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
We began the commercialization of EMFLAZA in the U.S. shortly after the acquisition was completed. We utilize third parties for the commercial distribution of EMFLAZA, including a third-party logistics company to warehouse EMFLAZA as well as specialty pharmacies to sell and distribute EMFLAZA to patients. A specialty pharmacy provides us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support. All of our manufacturing needs for EMFLAZA are fulfilled pursuant to exclusive supply agreements assumed by us upon close of our acquisition of EMFLAZA.
Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors. As part of our commercial launch of EMFLAZA in the U.S., we are engaged in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for EMFLAZA are made on a plan-by-plan, and in some cases, on a patient-by-patient basis.
To date, over 1,200 patients are receiving EMFLAZA from our commercial and bridge programs. We anticipate that coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors may impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first, which would delay our ability to obtain payment for prescriptions for EMFLAZA.
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
Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy
United States. Translarna is an investigational new drug in the U.S. In October 2016, the Office of Drug Evaluation I of the FDA denied our first appeal of the Refuse to File letter issued by the FDA’s Division of Neurological Products on February 22, 2016 regarding our New Drug Application, or NDA, for Translarna for the treatment of nmDMD. In the first quarter of 2017, we filed our Translarna NDA via the FDA’s file over protest regulations. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission.
The FDA has notified us that it has granted a standard review for the Translarna NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017, and has tentatively scheduled an advisory committee meeting on September 28, 2017 to facilitate its review. The target review date is not binding on the agency and there can be no assurance that the FDA will complete its review of the Translarna NDA by the target PDUFA date.
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
European Economic Area. In June 2017, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA, and it is effective, unless extended, through August 5, 2018. We received initial marketing authorization from the European Commission in August 2014. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041. Study 041 is a three-year clinical trial to confirm the efficacy and safety of Translarna in the approved patient population. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We expect to submit the results of Study 041 to the European Medicines Agency, or EMA, by the end of the third quarter of 2021. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041.
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s labeling to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, includes a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). By the end of 2017, we intend to submit with the EMA a label-extension request to our marketing authorization in the EEA to include patients from two to up to five years of age, which will include data from this study. However, there can be no assurances that we will successfully obtain such label extension.
For additional information regarding the risks related to the renewal of our marketing authorization in the EEA, see "Item 1A. Risk Factors," including the risk factor titled "Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations."
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
For additional information regarding risks to our business arising as a result of matters relating to pharmaceutical pricing and reimbursement of Translarna see “Item 1A. Risk Factors,” including the risk factor titled “Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the European Economic Area and other jurisdictions would prevent us from marketing our products in such regions."
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
Translarna™ for additional indications
Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications: nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We recently decided that in the third quarter of 2017 we will stop our study for Translarna in mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, as we have encountered difficulties identifying qualified patients for this study, and we determined it was best to move our resources to other areas.
Spinal muscular atrophy program
Our spinal muscular atrophy, or SMA, collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. Both Sunfish and Firefish are investigating the safety, tolerability and efficacy of the compound RG7916 in the applicable patient populations. Part one of each study is a dose-finding study with the primary objectives of evaluating the safety, pharmacokinetics, or PK, and pharmacodynamics of RG7916 in patients and to select the dose for part two of the applicable study. Preliminary interim results from Part 1 of the Sunfish study was presented at the 2017 CureSMA Researcher Meeting at the end of the second quarter of 2017, with the results showing that type 2/3 SMA patients receiving RG7916 demonstrated a dose-dependent increase in SMN2 full length/Δ7 mRNA ratio of ~ 400% versus baseline, as measured in whole blood. We believe that these results provide proof of mechanism for the oral, small molecule SMN2 splicing modifier RG7916. No drug-related adverse events leading to withdrawal have been observed to date for RG7916. Part one of each study is expected to be followed by a pivotal part two with the primary objective of evaluating the efficacy and safety of RG7916. Commencement of the pivotal part two portion of either Sunfish or Firefish will trigger a single $20 million milestone payment to us from Roche. We anticipate that both Sunfish and Firefish will move into the pivotal second part of the respective study during the second half of 2017. Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of RG7916 in type 2 and type 3 SMA patients who have been previously treated with a survival of motor neuron 2 (SMN2)-targeting therapy, initiated in the first quarter of 2017.
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
On April 20, 2017, we completed our acquisition of all rights to EMFLAZA for total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock, which was determined by dividing $65.0 million by the volume weighted average price per share of our common stock on the Nasdaq Stock Market for the 15 trading-day period ending on the third trading day immediately preceding the closing.
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
To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of EMFLAZA for the treatment of DMD in the United States.
As of June 30, 2017, we had an accumulated deficit of $781.6 million. We had a net loss of $46.5 million and $80.1 million for the six months ended June 30, 2017 and 2016, respectively.
We anticipate that our expenses will increase in connection with our commercialization efforts in the United States, the EEA and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to EMFLAZA in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program.
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
With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.
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
Financial operations overview

To date, our net product sales have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We also began the commercialization of EMFLAZA in the U.S. shortly after the completion of the acquisition of all rights to EMFLAZA. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly in connection with Study 041 for Translarna for the treatment of nmDMD, our studies of Translarna in nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5, activities under our cancer stem cell program, and performance of our FDA post-marketing requirements with respect to EMFLAZA in the United States. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following tables provide research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$21,008	$21,383
Cancer stem cell	682	1,691
Next generation nonsense readthrough	1,334	1,680
EMFLAZA	2,518	—
Other research and preclinical	5,293	4,073
Total research and development	$30,835	$28,827

	Six Months Ended June 30, 2017
	2017	2016
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$40,429	$43,975
Cancer stem cell	2,126	3,731
Next generation nonsense readthrough	2,762	3,577
EMFLAZA	2,598	—
Other research and preclinical	10,283	8,943
Total research and development	$58,198	$60,226

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

Selling, general and administrative expense

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including share-based compensation expenses, in our executive, legal, business development, finance, accounting, information technology and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development expense; advertising and promotional expenses; costs associated with industry and trade shows; and professional fees for legal services, including patent-related expenses, accounting services, miscellaneous selling costs, and finishing costs incurred to direct product to commercial use.

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

Interest (expense) income, net

Interest (expense) income, net consists of interest income earned on investments and interest expense from the Convertible Notes outstanding and interest expense from the Credit Facility.

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

Net Product Sales

To date, our net product sales have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic 605-15, Revenue Recognition—Products.

We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and our third-party partner distributors. Our third-party distributors act as intermediaries between us and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. Prior to January 1, 2015, we generally recognized revenue for these reimbursed EAP programs once the product was shipped on behalf of the government authority or institution on a cash basis if all other revenue recognition criteria had been met. Beginning in the first quarter of 2015, we are recognizing revenue for Translarna as product is shipped, as we have established a pattern of collectability.

In May 2017, EMFLAZA became commercially available in the U.S. We record product revenue related to the sales of EMFLAZA in the U.S. in accordance with ASC 605 when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. As a result, we record net product revenue for EMFLAZA using a deferred revenue recognition model (sell-through). Under the deferred revenue model, we do not recognize revenue until EMFLAZA is shipped to an end-user. We will continue to evaluate when, if ever, we have sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its distributors.

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

We expect that net product sales of Translarna for the treatment of nmDMD will fluctuate quarter-over-quarter. In some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA and the EMA with respect to our submissions for Translarna for the treatment of nmDMD and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

We evaluate all contingent consideration earned, such as a milestone payment, using the criteria as provided by FASB guidance on the milestone method of revenue recognition. At the inception of a collaboration arrangement, we evaluate if milestone payments are substantive. The criteria requires that (1) we determine if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. We recognize royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting.

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

Inventory and cost of product sales

In January 2017, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD, subject to the specific obligation to conduct Study 041. We plan to seek to renew the marketing authorization on an annual basis until a marketing authorization that is not subject to any specific obligation is granted, if ever. A portion of the inventory available for sale was expensed as research and development costs prior to the renewal of our marketing authorization. As such, the cost of products sold and related gross margins for the period ended June 30, 2017 are not necessarily indicative of future cost of product sales and gross margins. We expect the gross margin for Translarna to be greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry.

Inventory

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis. We capitalize inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Translarna and EMFLAZA product which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes. Inventory used for marketing efforts are charged to selling, general and administrative expense.

The following table summarizes the components of our inventory for the periods indicated:

	June 30, 2017	December 31, 2016
Work in progress	$941	$—
Finished goods	5,971	—
Total inventory	$6,912	$—

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

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, storage costs, amortization of the acquired intangible asset and royalty payments associated with net product sales.

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

From January 1, 2017 through June 30, 2017, we issued a total of 1,738,873 stock options to various employees. Of those, 480,550 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the six months ended June 30, 2017 was contemporaneously estimated on the date of grant using the following assumptions:

2017
Risk-free interest rate	1.84% — 2.45%
Expected volatility	76%—81%
Expected term	5.04– 10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2017 was $8.07 per share.

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

The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2017	271,651	$19.76
Granted	358,194	$11.34
Vested	(180,861)	$14.19
Forfeited	(24,998)	$13.47
June 30, 2017	423,986	$15.39

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the SARs at each reporting period until vesting occurs. For the period ending June 30, 2017, a total of 213,197 SARs vested and we recorded $1.3 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of us or one of our subsidiaries. For the period ending June 30, 2017, we issued 107,499 shares of common stock and recorded $0.3 million in compensation expense related to the ESPP.

We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2016	2015
Research and development	$3,895	$4,087	$8,362	$8,415
Selling, general and administrative	3,990	4,649	8,552	9,236
Total	$7,885	$8,736	$16,914	$17,651

As of June 30, 2017, there was approximately $56.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.19 years.

Results of operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Change 2017 vs. 2016
(in thousands)	2017	2016
Net product revenue	$47,891	$15,437	$32,454
Collaboration and grant revenue	71	196	(125)
Cost of product sales	758	—	758
Research and development expense	30,835	28,827	2,008
Selling, general and administrative expense	28,866	23,366	5,500
Interest expense, net	(3,008)	(2,060)	(948)
Other expense, net	(1,820)	(387)	(1,433)
Income tax (expense) benefit	(150)	93	(243)

Net product revenues. Net product revenues were $47.9 million for the three months ended June 30, 2017, an increase of $32.5 million, or 210%, from $15.4 million for the three months ended June 30, 2016. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product sales from the domestic commercial launch of EMFLAZA in May 2017.

Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the three months ended June 30, 2017 and $0.2 million for the three months ended June 30, 2016. Revenues are primarily from ongoing collaboration arrangements with Roche.

Cost of product sales. Cost of product sales were $0.8 million for the three months ended June 30, 2017. Cost of product sales consist primarily of amortization of the acquired intangible asset, royalty payments associated with EMFLAZA and Translarna net product sales and costs associated with EMFLAZA and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.

Research and development expense. Research and development expense was $30.8 million for the three months ended June 30, 2017, an increase of $2.0 million, or 7%, from $28.8 million for the three months ended June 30, 2016. The increase resulted primarily due to start-up clinical activities and regulatory spend, partially offset by the decreased costs due to the completion of our CF program at the end of 2016.

Selling, general and administrative expense. Selling, general and administrative expense was $28.9 million for the three months ended June 30, 2017, an increase of $5.5 million, or 24%, from $23.4 million for the three months ended June 30, 2016. The increase resulted primarily from the expansion of the U.S. commercial sales team in support of the domestic product launch of EMFLAZA.

Interest expense, net.  Interest expense, net was $3.0 million for the three months ended June 30, 2017, an increase of $0.9 million, or 46%, from $2.1 million for the three months ended June 30, 2016.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Facility in addition to lower interest income from investments.

Other expense, net. Other expense, net was $1.8 million for the three months ended June 30, 2017, an increase in expense of $1.4 million, or 370%, from $0.4 million for the three months ended June 30, 2016. The increase resulted primarily from foreign currency losses due to changes in exchange rates in the current period.

Income tax expense. Income tax expense was $0.2 million for the three months ended June 30, 2017 and income tax benefit was $0.1 million for the three months ended June 30, 2016. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the three months ended June 30, 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Change 2017 vs. 2016
(in thousands)	2017	2016
Net product revenue	$74,334	$34,314	$40,020
Collaboration and grant revenue	176	214	(38)
Cost of product sales	797	—	797
Research and development expense	58,198	60,226	(2,028)
Selling, general and administrative expense	54,365	49,304	5,061
Interest expense, net	(5,227)	(4,016)	(1,211)
Other expense, net	(2,139)	(1,107)	(1,032)
Income tax expense	(316)	(22)	(294)

Net product revenues. Net product revenues were $74.3 million for the six months ended June 30, 2017, an increase of $40.0 million, or 117%, from $34.3 million for the six months ended June 30, 2016. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product sales from the domestic commercial launch of EMFLAZA in May 2017.

Collaboration and grant revenues. Collaboration and grant revenues were $0.2 million for the six months ended June 30, 2017, a decrease of $0.04 million, or 18%, from $0.2 million for the six months ended June 30, 2016. These revenues are primarily from ongoing collaboration arrangements with Roche.

Cost of product sales. Cost of product sales were $0.8 million for the six months ended June 30, 2017. Cost of product sales consist primarily of amortization of the acquired intangible asset, royalty payments associated with EMFLAZA and Translarna net product sales and costs associated with EMFLAZA and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.

Research and development expense. Research and development expense was $58.2 million for the six months ended June 30, 2017, a decrease of $2.0 million, or 3%, from $60.2 million for the six months ended June 30, 2016. The decrease resulted primarily from the completion of our ACT CF study at the end of 2016.

Selling, general and administrative expense. Selling, general and administrative expense was $54.4 million for the six months ended June 30, 2017, an increase of $5.1 million, or 10%, from $49.3 million for the six months ended June 30, 2016. The increase resulted primarily from the expansion of the U.S. commercial sales team in support of the domestic product launch of EMFLAZA.

Interest expense, net.  Interest expense, net was $5.2 million for the six months ended June 30, 2017, an increase in expense of $1.2 million, or 30%, from interest expense of $4.0 million for the six months ended June 30, 2016.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Facility partially offset by interest income from investments.

Other expense, net. Other expense, net was $2.1 million for the six months ended June 30, 2017, an increase in expense of $1.0 million, or 93% , from other expense, net of $1.1 million for six months ended June 30, 2016. The increase resulted primarily from foreign currency losses due to changes in exchange rates in the current period.

Income tax expense. Income tax expense was $0.3 million for the six months ended June 30, 2017 and $0.0 million for the six months ended June 30, 2016. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the six months ended June 30, 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.
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
To date, almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Although we have recently begun to commercialize and market EMFLAZA in the United States, to date, we have not generated significant revenue from EMFLAZA. Our ability to generate product revenue from EMFLAZA will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
On April 20, 2017, we completed our acquisition of all rights to EMFLAZA for total consideration comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock, which was determined by dividing $65.0 million by the volume weighted average price per share of our common stock on the Nasdaq Stock Market for the 15 trading-day period ending on the third trading day immediately preceding the closing. As a result of this acquisition, we expect to continue to incur additional significant costs including costs related to our efforts to commercialize EMFLAZA and satisfy related FDA post-marketing requirements.
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of EMFLAZA for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and EMFLAZA. As a result, while we expect to continue to generate operating losses in 2017, we anticipate that operating losses generated in future periods should decline versus prior periods. The net losses we incur may fluctuate significantly from quarter to quarter.
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing 12 month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses.
In August 2015, we closed a private offering of $150 million in aggregate principal amount of 3.00% convertible senior notes due 2022 including the exercise by the initial purchasers of an option to purchase an additional $25 million in aggregate principal amount of the Convertible Notes. The Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The Convertible Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us.
Cash flows

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $181.1 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	(15,582)	(66,172)
Investing activities	47,887	43,114
Financing activities	40,660	34

Net cash used in operating activities was $15.6 million for the six months ended June 30, 2017 and $66.2 million for the six months ended June 30, 2016. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash provided by investing activities was $47.9 million for the six months ended June 30, 2017 and $43.1 million for the six months ended June 30, 2016.  Cash provided by investing activities was related to the sale and redemption of marketable securities to fund operations, partially offset by the cash used in the acquisition of EMFLAZA.

Net cash provided by financing activities was $40.7 million for the six months ended June 30, 2017 and $0.03 million for the six months ended June 30, 2016. Cash provided by financing activities in the current period is primarily attributable to entry into the Credit Facility with MidCap and the exercise of options and issuance of stock under the ESPP.

Funding requirements

We anticipate that our expenses will increase in connection with our commercialization efforts in the United States, the EEA and other territories, including expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses.
In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to EMFLAZA in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
In addition, our expenses will increase if and as we:

•	execute our strategy for EMFLAZA in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the EMFLAZA acquisition;

•	are required to complete any additional clinical and non-clinical trials or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

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

•
the progress and results of our pediatric study of Translarna for the treatment of nmDMD, our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our cancer stem cell program;

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for both EMFLAZA and Translarna for the treatment of nmDMD and any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna or EMFLAZA, or any of our other product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our executives, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.

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

Contractual obligations

During the period ended June 30, 2017, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016, other than as disclosed below.

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Minimum royalty (1)	$10,271	$1,141	$4,850	$3,424	$856
Credit agreement, including interest (2)	48,588	3,140	45,448	—	—
Total contractual obligations	$58,859	$4,281	$50,298	$3,424	$856
_______________________________________________________________________________

(1)
Under an Exclusive License and Supply Agreement ("the Faes Agreement") with Faes Farma, S.A. ("Faes"), we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the EMFLAZA oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The amounts above reflect the minimum required payment based on the euro to U.S. dollar exchange rate as of June 30, 2017.

(2)
Under the terms of the credit agreement with MidCap, we are required to make interest only payments through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, we will be required to make monthly interest payments and monthly principal payments. The principal payments are to be made based on straight-line amortization of the principal over the twenty-four month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2017, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 20, 2017, we completed the acquisition of all rights to EMFLAZA pursuant to an asset purchase agreement, dated March 15, 2017 and amended on April 20, 2017, or the Asset Purchase Agreement, by and between us and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon.
Our ability to realize the anticipated benefits of our acquisition of EMFLAZA will depend, to a large extent, on our ability to integrate EMFLAZA into our business and realize anticipated growth opportunities and synergies. While we recently commenced the initial phases of the commercialization launch for EMFLAZA in the United States, we have no history of commercializing pharmaceutical products in the United States, we are still in the process of completing the full commercialization of EMFLAZA in the United States and we expect the ongoing process will be complex, costly and time-consuming. As a result, we will be required to devote significant management attention and resources to integrating this product into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts and could adversely affect our business, financial condition and results of operations.
While we recently commenced the initial phases of the commercialization launch for EMFLAZA in the United States, we are still in the process of completing the full commercialization of EMFLAZA. Delays in our ability to complete the full commercialization of EMFLAZA in the United States could result in negative reactions from our stockholders, patients, the medical community, vendors, payors, and employees, among others. Further, such delays could result in declines in the price of our common stock and the perception of the effectiveness of our management and our company may suffer in the marketplace.
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
While we have commenced our launch of EMFLAZA on a commercial basis in the United States, there may be delays in the processing and adjudication of prescriptions, which can require a significant period of time, in some cases several months, and may be subject to additional third-party payor requirements, including prior authorization and requirements to try other therapies first, which would delay our ability to obtain payment for prescriptions for EMFLAZA. Further, while we estimate that there are approximately 9,000 DMD patients in the United States who are aged five years or older, these estimates may prove to be incorrect. If the market opportunity for EMFLAZA is smaller than we believe it is, our business and anticipated revenues will be negatively impacted. There are no guarantees that EMFLAZA will be commercially successful and we may never achieve significant revenue from sales of the drug.
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
Since inception, we have incurred significant operating losses. As of June 30, 2017, we had an accumulated deficit of $781.6 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of EMFLAZA for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and EMFLAZA. We expect to continue to generate operating losses in 2017 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter.
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
In October 2015, we announced that the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in ACT DMD, our Phase 3 clinical trial for Translarna for the treatment of nmDMD.
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

We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the file over protest process with the FDA, or otherwise, will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “There is substantial risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD and we will be unable to advance Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the file over protest process or otherwise, and by determining to file our NDA over protest, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
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
In addition, the clinical and regulatory developments noted in this risk factor may exacerbate the risks related to our commercialization efforts set forth under the heading “Risks Related to the Development and Commercialization of our Products and our Product Candidates,” which could increase the costs associated with our commercial activities or have a negative impact on our revenues. For additional information, see also, the risk factor under the heading “Risks Related to the Regulation of our Products and our Product Candidates” titled “Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
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
In addition to the foregoing, we expect to continue to incur significant costs in connection with our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to EMFLAZA in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our cancer stem cell program.
We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA. These efforts may significantly impact the timing and extent of our commercialization expenses.
With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears.
In addition, our expenses will increase if and as we:

•	execute our strategy for EMFLAZA in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the EMFLAZA acquisition;

•	are required to complete any additional clinical and non-clinical trials or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

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
Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•	completing our ongoing launch of commercial sales of EMFLAZA for the treatment of DMD in the United States in accordance with our estimated timeline;

•	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, for EMFLAZA for the treatment of DMD in the United States;

•	maintaining orphan exclusivity for EMFLAZA and successfully completing all FDA post-marketing requirements with respect to EMFLAZA;

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

•
developing Translarna for the treatment of additional indications, including nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and successfully advancing our other programs and collaborations, including our cancer stem cell and SMA programs;

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

•
the progress and results of our pediatric study of Translarna for the treatment of nmDMD, our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our cancer stem cell program;

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

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna or EMFLAZA or any of our other product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

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
To date almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. We are continuing to engage in significant commercialization efforts for this product. In order to continue sales and our commercial launch of Translarna, we must maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. Although we have recently begun to commercialize and market EMFLAZA in the United States, to date, we have not generated significant revenue from EMFLAZA. Our ability to generate product revenue from EMFLAZA will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
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
Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. The Credit Agreement requires us to not have less than $100 million of net revenue (raised to $120 million if the additional $20 million term loan is issued) for the prior twelve months to be measured on the last day of each fiscal quarter beginning on December 31, 2017.

Additionally, subject to customary exceptions and exclusions, all obligations under the Credit Agreement are secured pursuant to the terms of the Credit Agreement, a Pledge Agreement between us, certain of our subsidiaries, and Midcap Financial, or the Pledge Agreement, and an Intellectual Property and Security Agreement between us and Midcap Financial, or the IP Security Agreement, each dated May 5, 2017. Under the Credit Agreement, the Pledge Agreement, and the IP Security Agreement, we provided to Midcap Financial and the other lenders a perfected, first-priority security interest in all of our personal property, a perfected, first-priority security interest in all of our intellectual property (except that this security interest will not be perfected in intellectual property located outside the United States unless our cash position falls below a pre-specified threshold), and a perfected, first-priority pledge of 65% of the equity ownership interests directly held by us in our wholly owned subsidiary, PTC Therapeutics Holdings (Bermuda) Corp. Limited.
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
Since mid-2014, we have been transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in completing this transition. Our ability to develop product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, and conduct sales and marketing activities necessary for a successful full scale product commercialization is largely limited to our activities with respect to the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct and report to the EMA Study 041. In addition, other than our marketing authorization in the EEA and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval), we have not proven our ability to successfully obtain marketing authorizations to sell our products or product candidates. Although we recently commenced the initial phases of the commercialization launch for EMFLAZA, we have no history of commercializing pharmaceutical products in the United States, we are still in the process of completing the full commercialization of EMFLAZA and, to date, we have not generated significant revenue from EMFLAZA in the United States. Further, we recently announced that we are discontinuing our current clinical development of Translarna for nmCF based on the results of ACT CF, and we may not successfully complete development of other product candidates. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, including, and not limited to, those related to our commercialization of EMFLAZA and integration of EMFLAZA into our business.
Our ability to use our net operating losses and certain other tax attributes to offset potential taxable income and related income taxes that would otherwise be due is subject to limitation under the provisions of Sections 382 and 383 of the Code as a result of ownership changes of the Company and could be subject to further annual limitations under such provisions.

In addition, we may not generate sufficient future taxable income to use our net operating losses and certain other tax attributes.
If a corporation undergoes an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code, or Sections 382 and 383, the corporation’s ability to utilize any net operating losses, or NOLs, and certain tax credits and other attributes generated before such an ownership change, is limited. We believe that we have in the past experienced ownership changes within the meaning of Sections 382 and 383 that have resulted in limitations under Sections 382 and 383 (and similar state provisions) on the use of our NOLs and other tax attributes.
However, Sections 382 and 383 of the Code are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the IRS to confirm our analysis of the ownership change limitations related to the NOLs generated by the Company. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Section 382 and 383 of the Code. If the IRS were to disagree with our analysis, or if the Company experiences additional ownership changes in the future, such as the recent issue of shares to Marathon, we could be subject to further annual limitations on the use of the NOLs to offset potential taxable income and related income taxes that would otherwise be due.
Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether the Company will generate sufficient taxable income to use all of the NOLs.
Changes in our effective income tax rates and future changes to U.S. and non-U.S. tax laws could adversely affect our results of operations.
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
In addition, there is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the EU, to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has released guidance relating to various international tax related topics in an initiative referred to as Base Erosion and Profit Shifting, or BEPS, that aims to standardize and modernize global tax policy. Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions. As a result, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations.
In addition, the new Presidential Administration and U.S. Congress have called for comprehensive tax reform and most recently, President Trump has released an outline of a proposed tax plan which would significantly alter the U.S. tax code if enacted. These proposals include, among other items, a significant reduction to the U.S. corporate tax rate and a possible “border adjustment tax” that would effectively increase the economic cost of imports.
Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, cash flows, effective tax rate, financial position and results of operations.
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

On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. In October 2016, the FDA denied our first appeal of the Refuse to File letter. In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. When an application is filed over protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the file over protest procedure and the agency’s policies explain that an application filed over protest does not receive a timeline for review and is designated as a standard review. The FDA has granted a standard review for the Translarna NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of October 24, 2017, and has tentatively scheduled an advisory committee meeting on September 28, 2017 to facilitate its review. The PDUFA date is the goal date for the FDA to complete its review of the NDA, however, such date is not binding on the agency and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
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
The marketing authorization renewal approved in June 2017 is effective through August 5, 2018, unless extended. If the EMA determines in any annual renewal cycle that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with any conditions that have been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or require the imposition of other conditions or restrictions. As such, there is ongoing risk to our ability to maintain our marketing authorization in the EEA.
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
We have no history of commercializing pharmaceutical products in the United States. While we recently commenced the initial phases of the commercialization launch for EMFLAZA in the United States, we are still in the process of completing the full commercialization of EMFLAZA and there can be no assurances that we will be successful in this endeavor. As we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely on the concurrently running market exclusivity periods currently available to us under the Hatch-Waxman Act and the Orphan Drug Act to commercialize EMFLAZA for DMD in the United States. Further, we are obligated to complete certain FDA post-marketing requirements in connection with our marketing authorization of EMFLAZA. Failure to maintain these market exclusivity periods, complete the FDA post-marketing requirements, maintain our marketing authorization for EMFLAZA in the United States, or timely execute our commercialization plans for EMFLAZA, would have a material adverse effect on our business, financial position and results of operations.
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
We are currently pursuing further clinical development efforts for Translarna for the treatment of nmDMD, nonsense mutation aniridia, and nonsense mutation CDKL5/Dravet syndrome. Each genetic disorder has unique genetic and pathophysiological characteristics and we believe that regulators, including the FDA and the EMA, will evaluate the effectiveness of Translarna for any given indication based on the merits of the clinical efficacy evidence available for such indication. However, because we are developing Translarna for the treatment of multiple indications associated with genetic disorders that arise as a result of a nonsense mutation, there is a risk that negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as ACT CF, could adversely affect the perception of the efficacy of Translarna in a different indication. There can be no assurance that regulators, including the FDA and the EMA, will not consider such results when making determinations with respect to our ongoing or future regulatory submissions for marketing authorization of Translarna for any indication, including in connection with the FDA’s review of our NDA (which was filed over protest with the FDA in the first quarter of 2017) for Translarna for the treatment of nmDMD and the EMA’s annual reassessment of our marketing authorization for Translarna for the treatment of nmDMD, which could have an adverse effect on the outcome of the applicable regulatory review. We intend to submit the safety results of ACT CF to regulators with any applicable safety updates and submissions, including the EMA. While the safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified, there can be no assurance that the EMA or other regulators will agree with our interpretation of the safety data from the trial.
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

•	the successful advancement of Translarna in additional indications, in particular, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms;

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
Translarna is not approved, and is an investigational new drug, in the United States. In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. The marketing authorization was last renewed in June 2017 and is effective, unless extended, through August 5, 2018. Enrolling Study 041 may further reduce the number of patients available for reimbursed treatment.
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
Although we filed our NDA over protest with the FDA, there is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the file over protest process or otherwise, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in resolving some or all of the matters raised by the FDA in the Refuse to File letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical and non-clinical trials or complete additional analyses at significant cost. Even if we are able to enroll and fund any such additional trials or complete such analyses, there is substantial risk that the results would not ultimately support the approval of the NDA filed over protest or a new NDA submission in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
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
We are faced with similar challenges in connection with the design of our studies of Translarna in nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, and such similar challenges existed in our study of nmMPS I, which study we recently decided will be stopped, because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates, including Study 041 or our Phase 2 studies of Translarna in nonsense mutation aniridia or nonsense mutation Dravet syndrome/CDKL5, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. The studies under our SMA collaboration face similar risks.
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
Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in Study 041 or our Phase 2 studies of Translarna in nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 or any of our, or our collaboration partners’, other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As the conduct of Study 041 is a specific obligation to our marketing authorization in the EEA for Translarna for the treatment of nmDMD, any such delay or inability to enroll sufficient patients could have a material adverse effect on our ability to maintain our authorization in the EEA and, failure to maintain such authorization would have a material adverse effect on our business, results of operations and financial performance.
For example, we amended the study design for our proof-of-concept study for Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy, which contributed to delays in site initiation and patient accrual. Despite the protocol amendment, we continued to encounter difficulties identifying qualified patients for this study and recently decided that we will be stopping the study due to the lack of patients.

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
If we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates, we may not be successful in our continuing efforts to commercialize Translarna or EMFLAZA or commercializing any other product candidate if and when they are approved.

Our past experience in the sale, marketing and distribution of pharmaceutical products is limited to our activities under the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct Study 041.
Our commercial launch of EMFLAZA for DMD represents our first product launch in the United States. We may be unable to successfully execute our commercial strategy for EMFLAZA for the treatment of DMD in the United States or Translarna for the treatment of nmDMD in other territories, including, if approved, in the United States, or for other indications or product candidates that may receive marketing authorization, if any.
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
We intend to continue to promote Translarna for the treatment of nmDMD in permitted territories using both internal and external resources. We also intend to utilize both internal and external resources in connection with our ongoing commercial launch of EMFLAZA in the United States.
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
In addition, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets. Some countries within emerging markets may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on health care, including Brazil. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.
In addition, in some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including Translarna’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.
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
Reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for EMFLAZA and for Translarna has been and is expected to continue to be, particularly difficult due to price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization and the requirement to try other therapies first. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including EMFLAZA or Translarna. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization, including EMFLAZA or Translarna.
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
We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed EAP programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible, and which has recently been extended to cover corresponding risks for EMFLAZA. The amount of insurance we currently hold may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we commercialize Translarna and EMFLAZA, or as and when we begin commercializing any other product candidate that receives marketing authorization. The cost of insurance coverage is highly variable, based on a wide range of factors. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.
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
Rather than continue our appeal under the formal dispute resolution process, we recently filed the NDA over protest with the FDA and the agency granted a standard review for the NDA and has set a PDUFA target review date of October 24, 2017, which is not binding on the agency, and has tentatively scheduled an advisory committee meeting on September 28, 2017 to facilitate its review. There can be no assurance that the FDA will complete its review of our NDA by the PDUFA goal date.
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

There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the file over protest process or otherwise, we will continue to be unable to resolve the matters raised by the FDA in its Refuse to File letter in a timely manner, or at all. Even if we are successful in resolving some or all of those matters, there is significant risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all. We may be required to perform additional clinical and non-clinical trials or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or analyses, there is substantial risk that the results would not ultimately support the approval of the NDA filed over protest or a new NDA submission with the FDA for Translarna for the treatment of nmDMD in the United States. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
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
Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD and nonsense mutation aniridia. The FDA has also granted an orphan drug designation to EMFLAZA for the treatment of DMD and to RG7916, a compound under development in our SMA collaboration with Roche and the SMA Foundation. Generally, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is currently ten years in the European Union and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a “reference product”, may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product. In addition, the respective orphan designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or U.S. orphan designations in the future.
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
Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.
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

We utilize third parties for the commercial distribution of EMFLAZA, including a 3PL to warehouse EMFLAZA as well as specialty pharmacies to sell and distribute EMFLAZA to patients. A specialty pharmacy provides us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support. If we are unable to effectively manage this distribution process, the continuance of our commercial launch and sales of EMFLAZA may be delayed or compromised.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended June 30, 2017, we issued options to purchase an aggregate of 425,650 shares of common stock to certain new hire employees at a weighted-average exercise price of $12.99 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.
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

PTC THERAPEUTICS, INC.

Date: August 9, 2017	By:	/s/ Christine Utter
Christine Utter
Principal Financial Officer
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

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2017)
10.1††
Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017

10.2††
Commercial Manufacturing Agreement, dated as of September 18, 2015, as amended, by and between Alcami Corporation (f/k/a/ AAI Pharma Services Corp.) and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017

10.3
Credit and Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., MidCap Financial Trust and the additional lenders thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.4
Pledge Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., each of the subsidiaries listed thereto as pledgers and MidCap Financial Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.5
Intellectual Property Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc. and MidCap Financial Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.6+	Employment Agreement, as amended, between the Registrant and Marcio Souza
10.7+	Employment Agreement, as amended, between the Registrant and Christine Utter
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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
†† Confidential treatment has been requested for certain portions that are omitted from this exhibit. The omitted information has been filed separately with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the registrant’s application for confidential treatment. In addition, schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of

Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.
+ Management contract, compensatory plan or arrangement.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.