Form 10-Q
period 2017-09-30
PTC THERAPEUTICS, INC.
filed 2017-11-02
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 41,489,580 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
the anticipated period of market exclusivity for EMFLAZA for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act and through the grant of pediatric exclusivity;

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

•
our ability to resolve the matters set forth in the Complete Response letter we received from the FDA in connection with our New Drug Application, or NDA, for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, either via the outcome of any formal dispute resolution request or other interactions with the FDA, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;

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

•
the timing and conduct of our ongoing, planned and potential future clinical trials and studies of Translarna for the treatment of nmDMD, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our cancer stem cell program, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

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

•
our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD, whether pursuant to our Phase 2 study of Translarna for nmDMD in pediatric patients, or otherwise;

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

•	our other regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to pursue development of Translarna for additional indications;

•	our ability to advance our earlier stage programs, including our cancer stem cell program;

•	our plans to pursue research and development of other product candidates;

•	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets;

•	the potential advantages of Translarna and EMFLAZA;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	the impact of litigation that has been brought against us;

•	our competitive position; and

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$141,838	$58,321
Marketable securities	27,472	173,345
Trade receivables, net	38,744	24,929
Inventory	7,792	—
Prepaid expenses and other current assets	5,413	4,691
Total current assets	221,259	261,286
Fixed assets, net	6,882	7,429
Intangible assets, net	138,422	—
Deposits and other assets	1,157	630
Total assets	$367,720	$269,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$64,054	$48,759
Deferred revenue	6,122	—
Other current liabilities	1,723	865
Total current liabilities	71,899	49,624
Deferred revenue - long-term	6,579	1,587
Long-term debt	143,091	98,216
Other long-term liabilities	269	335
Total liabilities	221,838	149,762

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 41,463,121 shares at September 30, 2017. Authorized 125,000,000 shares; issued and outstanding 34,169,410 shares at December 31, 2016	41	34
Additional paid-in capital	958,206	856,142
Accumulated other comprehensive income (loss)	3,013	(1,485)
Accumulated deficit	(815,378)	(735,108)
Total stockholders’ equity	145,882	119,583
Total liabilities and stockholders’ equity	$367,720	$269,345

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net product revenue	$41,780	$22,013	$116,113	$56,328
Collaboration and grant revenue	73	973	249	1,186
Total revenues	41,853	22,986	116,362	57,514
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	1,582	—	2,142	—
Amortization of acquired intangible asset	9,716	—	9,952	—
Research and development	30,024	31,396	88,222	91,622
Selling, general and administrative	31,423	23,654	85,788	72,958
Total operating expenses	72,745	55,050	186,104	164,580
Loss from operations	(30,892)	(32,064)	(69,742)	(107,066)
Interest expense, net	(3,421)	(2,133)	(8,648)	(6,149)
Other income (expense), net	766	(786)	(1,373)	(1,893)
Loss before income tax expense	(33,547)	(34,983)	(79,763)	(115,108)
Income tax expense	(191)	(184)	(507)	(206)
Net loss attributable to common stockholders	$(33,738)	$(35,167)	$(80,270)	$(115,314)

Weighted-average shares outstanding:
Basic and diluted (in shares)	41,296,740	34,088,741	38,433,749	34,002,952
Net loss per share—basic and diluted (in dollars per share)	$(0.82)	$(1.03)	$(2.09)	$(3.39)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(33,738)	$(35,167)	$(80,270)	$(115,314)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	31	(189)	—	429
Foreign currency translation gain	983	60	4,498	1,527
Comprehensive loss	$(32,724)	$(35,296)	$(75,772)	$(113,358)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(80,270)	$(115,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,743	2,477
Change in valuation of warrant liability	3	44
Non-cash interest expense	4,999	4,487
Loss on disposal of asset	5	—
Amortization of premiums on investments	493	1,610
Amortization of debt issuance costs	308	224
Share-based compensation expense	24,082	26,610
Benefit for deferred income taxes	—	(222)
Unrealized foreign currency transaction (gains) losses, net	(364)	1,401
Changes in operating assets and liabilities:
Inventory, net	(3,625)	—
Prepaid expenses and other current assets	(570)	1,095
Trade receivables, net	(10,994)	(16,035)
Deposits and other assets	(485)	(154)
Accounts payable and accrued expenses	11,807	2,080
Other liabilities	807	682
Deferred revenue	10,710	768
Net cash used in operating activities	(31,351)	(90,247)
Cash flows from investing activities
Purchases of fixed assets	(1,058)	(540)
Purchases of marketable securities	(19,467)	(73,692)
Sale and redemption of marketable securities	164,847	155,582
Acquisition, including transaction costs	(77,163)	—
Net cash provided by investing activities	67,159	81,350
Cash flows from financing activities
Proceeds from exercise of options	1,437	926
Proceeds from shares issued under employee stock purchase plan	1,362	—
Debt issuance costs related to secured term loan	(432)	—
Proceeds from issuance of secured term loan	40,000	—
Net cash provided by financing activities	42,367	926
Effect of exchange rate changes on cash	5,342	235
Net increase (decrease) in cash and cash equivalents	83,517	(7,736)
Cash and cash equivalents, beginning of period	58,321	58,022
Cash and cash equivalents, end of period	$141,838	$50,286
Supplemental disclosure of cash information
Cash paid for interest	$5,496	$4,513
Cash paid for income taxes	$616	$633
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain on marketable securities, net of tax	$—	$429

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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

The Company has two products, Translarna™ (ataluren) and EMFLAZA™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. EMFLAZA is approved in the United States for the treatment of DMD in patients five years and older.

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
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of September 30, 2017, Translarna was available in over 25 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2017 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, (the "FDA"), for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it is unable to approve the application in its current form. Specifically, the letter indicated that evidence of effectiveness from an additional adequate and well-controlled clinical trial(s) will be necessary at a minimum to provide substantial evidence of effectiveness. In response, the Company has filed a formal dispute resolution request (FDRR) with the Office of New Drugs of the FDA, which, as per FDA draft guidelines, would typically involve a time-frame of one-to-two months to receive a response from the FDA. The FDA's complete response letter also mentioned other nonclinical and CMC matters that the Company is in the process of addressing. The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by the Company in December 2015. In February 2016, following the submission, the Company received a Refuse to File letter from the FDA regarding the NDA. The FDA stated in the Refuse to File letter that the NDA was not sufficiently complete to permit a substantive review. Specifically, the Company was notified in the letter that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that the NDA did not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that the Company had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. During July 2016, the Company appealed the Refuse to File decision via the formal dispute resolution process within FDA’s Center for Drug Evaluation and Research; however, this appeal was denied by the FDA’s Office of Drug Evaluation I in October 2016.

On March 2, 2017, the Company announced that the primary and secondary endpoints were not achieved in ACT CF, the Company’s Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nonsense mutation cystic fibrosis, or nmCF, patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, the Company has discontinued its clinical development of Translarna for nmCF and has closed the studies of Translarna for the treatment of nmCF. The Company has withdrawn its type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.

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

As of September 30, 2017, the Company had an accumulated deficit of approximately $815.4 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, the Company began to recognize revenue generated from net sales of EMFLAZA for the treatment of DMD in the United States.

2.	Summary of significant accounting policies

The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 16, 2017 (the "2016 Form 10-K"). Additional significant accounting policies adopted during the nine month period ended September 30, 2017 are discussed in further detail below.

Basis of presentation

The accompanying financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2016 and notes thereto included in the 2016 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year.

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

In April 2017, the Company completed the Transaction (see Note 11). EMFLAZA, both in tablet and suspension form, received approval from the FDA on February 9, 2017 as a treatment for DMD in patients five years of age and older. The Company began the commercialization of EMFLAZA in the United States shortly after the Transaction was completed. The Company utilizes third parties for the commercial distribution of EMFLAZA, including a third-party logistics company to warehouse EMFLAZA as well as specialty pharmacies to sell and distribute EMFLAZA to patients. All of the Company's manufacturing needs for EMFLAZA are fulfilled pursuant to exclusive supply agreements assumed by the Company upon close of the Transaction. Production costs will be expensed as cost of product sales when the related products are sold.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	September 30, 2017	December 31, 2016
Raw materials	$182	$—
Work in progress	2,715	—
Finished goods	4,895	—
Total inventory	$7,792	$—

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

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, storage costs, amortization of the acquired intangible asset and royalty payments associated with net product sales.

Revenue recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

Net product sales

Prior to the second quarter of 2017, the Company’s net product sales consisted of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. The Company has established a pattern of collectability and, since January 2015, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products.

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

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.8 million as of September 30, 2017 and $0.7 million as of December 31, 2016.

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

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

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

The Company has elected to use the modified retrospective approach (retrospective application with the cumulative effect of applying the updated standard recognized at the date of initial application and providing certain additional disclosures) to adopt this guidance when effective. The Company continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and accompanying notes. The Company’s implementation approach includes performing a detailed review of key contracts representative of the product being sold and services provided and assessing the conformance of historical accounting policies and practices with the standard. The Company expects the adoption of the new revenue standard to have an impact on its financial reporting disclosures and internal controls over financial reporting. The Company has established a comprehensive change management project plan to guide the implementation.

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

Impact of recently adopted accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company adopted the guidance on January 1, 2017 on a prospective basis. As the Company’s deferred tax assets are provided with full valuation allowance as of September 30, 2017, adoption of this standard did not have a significant impact on the Company's financial statements.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$27,472	$—	$27,472	$—
Warrant liability	$4	$—	$—	$4
Stock appreciation rights liability	$1,723	$—	$—	$1,723

	December 31, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$173,345	$—	$173,345	$—
Warrant Liability	$1	$—	$—	$1
Stock appreciation rights liability	$865	$—	$—	$865

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended September 30, 2017 and December 31, 2016.

The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$—	$—	$—	$—
Corporate debt securities	27,675	2	(205)	27,472
Government obligations	—	—	—	—
	$27,675	$2	$(205)	$27,472

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$12,919	$47	$—	$12,966
Corporate debt securities	153,240	52	(103)	153,189
Government obligations	7,188	2	—	7,190
	$173,347	$101	$(103)	$173,345

At September 30, 2017 and December 31, 2016, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of September 30, 2017, the Company had $0.03 million in realized gains resulting from the sale of investments. As of December 31, 2016, the Company did not have any realized gains/losses from the sale of marketable securities.

Marketable securities on the balance sheet at September 30, 2017 and December 31, 2016 mature as follows:

	September 30, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$—	$—
Corporate debt securities	27,472	—
Government obligations	—	—
Total Marketable securities	$27,472	$—

	December 31, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$12,966	$—
Corporate debt securities	137,196	15,993
Government obligations	7,190	—
Total Marketable securities	$157,352	$15,993

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended September 30, 2017:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2016	$1	$865
Change in fair value	3	1,922
Payments	—	(1,064)
Ending balance as of September 30, 2017	$4	$1,723

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of September 30, 2017 include (i) volatility (70%), (ii) risk free interest rate (1.47%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($20.01), and (v) expected life (1.9—2.0 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2016 include (i) volatility (62%-67%), (ii) risk free interest rate (0.62%—1.34%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($10.91), and (v) expected life (0.4—2.7 years).

Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of September 30, 2017 include (i) volatility (63%—71%), (ii) risk free interest rate (1.06%—1.55%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($20.01), and (v) expected life (0.3—2.3 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2016 include (i) volatility (48%-71%), (ii) risk free interest rate (0.44%—1.47%), (iii) strike price ($6.76—$30.86), (iv) fair value of common stock ($10.91), and (v) expected life (0.0—3.0 years).

4.	Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and nine months ended September 30, 2017:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at June 30, 2017	$(234)	$2,233	$1,999
Other comprehensive income before reclassifications	31	983	1,014
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	31	983	1,014
Balance at September 30, 2017	$(203)	$3,216	$3,013

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)
Other comprehensive income before reclassifications	—	4,498	4,498
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	—	4,498	4,498
Balance at September 30, 2017	$(203)	$3,216	$3,013

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Employee compensation, benefits, and related accruals	$12,915	$13,649
Consulting and contracted research	9,536	11,505
Professional fees	1,873	1,237
Sales allowance and other costs	29,190	13,245
Accounts payable	5,994	6,298
Other	4,546	2,825
	$64,054	$48,759

6.	Warrants

All of the Company’s outstanding warrants were classified as liabilities as of September 30, 2017 and December 31, 2016 because they contained non-standard antidilution provisions.

The following is a summary of the Company’s outstanding warrants as of September 30, 2017 and December 31, 2016:

	September 30, 2017
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

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Numerator
Net loss	$(33,738)		$(35,167)		$(80,270)		$(115,314)
Denominator
Denominator for basic and diluted net loss per share	41,296,740		34,088,741		38,433,749		34,002,952
Net loss per share:
Basic and diluted	$(0.82)	*	$(1.03)	*	$(2.09)	*	$(3.39)	*

*In the three and nine months ended September 30, 2017 and 2016, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2017	2016
Stock Options	6,612,765	5,832,166
Unvested restricted stock awards and units	402,853	272,579
Total	7,015,618	6,104,745

8.	Stock award plan

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of September 30, 2017, awards for 823,506 shares of common stock are available for issuance.

From January 1, 2017 through September 30, 2017, the Company issued a total of 1,809,873 stock options to various employees.  Of those, 541,550 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2016	5,854,316	$34.71
Granted	1,809,873	$12.12
Exercised	(132,795)	$10.82
Forfeited/Cancelled	(918,629)	$33.20
Outstanding at September 30, 2017	6,612,765	$29.21	7.43 years	$22,786
Vested or Expected to vest at September 30, 2017	2,719,750	$24.50	8.59 years	$11,858
Exercisable at September 30, 2017	3,718,713	$33.07	6.51 years	$10,014

The fair value of grants made in the nine months ended September 30, 2017 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2017
Risk-free interest rate	1.84% — 2.45%
Expected volatility	76%—81%
Expected term	5.04– 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2017 was $8.30 per share.

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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2017	271,651	$19.76
Granted	363,194	$11.64
Vested	(180,861)	$14.19
Forfeited	(51,131)	$13.90
Unvested at September 30, 2017	402,853	$15.62

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending September 30, 2017, a total of 213,197 SARs vested and the Company recorded $1.9 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending September 30, 2017, the Company issued 191,787 shares of common stock and recorded $0.6 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$3,624	$4,319	$11,986	$12,734
Selling, general and administrative	3,544	4,640	12,096	13,876
Total	$7,168	$8,959	$24,082	$26,610

As of September 30, 2017, there was approximately $45.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.05 years.

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

The Credit Facility is subject to certain financial covenants. As of September 30, 2017, the Company was in compliance with all required covenants.

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

The Convertible Notes consist of the following:

Liability component	September 30, 2017	December 31, 2016
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,208)	(2,457)
Less: Debt discount, net(1)	(44,329)	(49,327)
Net carrying amount	$103,463	$98,216

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $120.3 million as of September 30, 2017. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of September 30, 2017, the remaining contractual life of the Convertible Notes is approximately 4.9 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$1,134	$1,131	$3,375	$3,372
Amortization of debt issuance costs	86	77	249	224
Amortization of debt discount	1,725	1,546	4,999	4,487
Total	$2,945	$2,754	$8,623	$8,083
Effective interest rate of the liability component	11%	11%	11%	11%

10.	Commitments and contingencies

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

The Company is currently involved in various legal proceedings (refer to Item 1. Legal Proceedings for further details on the lawsuits filed). The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. The Company is unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors’ and officers’ liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.

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

The EMFLAZA rights intangible asset is being amortized to cost of product sales over its expected useful life of approximately seven years. The Company utilized an economic use method approach for recording the amortization in the second quarter. Given the inherent uncertainty of the Company's sales projections, the Company concluded that amortizing the asset on a straight line basis is a more appropriate method.  Had amortization been recorded on a straight line basis since the acquisition, there would have been an additional $4.3 million of amortization recorded in the three months ended June 30, 2017. This amount is immaterial to the financial statements and is recorded in the three months ended September 30, 2017.

As of September 30, 2017, the Company recognized accumulated amortization of $10.0 million with respect to the EMFLAZA rights intangible asset. The estimated future amortization of the EMFLAZA rights intangible asset is expected to be as follows:

As of September 30, 2017
2017 (1)	$5,428
2018	21,713
2019	21,713
2020	21,713
2021 and thereafter	67,854
Total	$138,421

(1) For the three months ended December 31, 2017.

12.	Subsequent events

In October 2017, the Company announced that the Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 spinal muscular atrophy initiated in the fourth quarter of 2016, had transitioned into the pivotal second part of its study. The achievement of this milestone triggered a $20.0 million payment to the Company from F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which was recorded as collaboration revenue at time of achievement.

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
During the quarter ended September 30, 2017, we recognized $32.0 million in sales of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, and $9.8 million in sales of EMFLAZATM (deflazacort) for the treatment of Duchenne muscular dystrophy, or DMD. Translarna is currently available in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP program. Translarna is an investigational new drug in the United States, or U.S. We hold worldwide commercialization rights to Translarna for all indications in all territories. EMFLAZA is indicated for the treatment of DMD in patients five years of age and older in the U.S.
Corporate Updates
Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy
United States. Translarna is an investigational new drug in the U.S. In October 2017, the Office of Drug Evaluation I of the U.S. Food and Drug Administration, or FDA, issued a complete response letter for our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, stating that it is unable to approve the NDA in its current form. Specifically, the letter indicated that evidence of effectiveness from an additional adequate and well-controlled clinical trial(s) will be necessary at a minimum to provide substantial evidence of effectiveness. In response, we have filed a formal dispute resolution request (FDRR) with the Office of New Drugs of the FDA, which, as per FDA draft guidelines, would typically involve a time-frame of one-to-two months to receive a response from the FDA. The letter also mentioned other nonclinical and CMC matters, which we are in the process of addressing. The letter was in response to our filing of our Translarna NDA via the FDA’s file over protest regulations during the first quarter of 2017, for which the FDA granted a standard review. Previously, in October 2016, the Office of Drug Evaluation I of the FDA denied our first appeal of the Refuse to File letter issued by the FDA’s Division of Neurological Products on February 22, 2016 regarding our Translarna NDA.
There is significant risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the FDA, pursuant to the dispute resolution process or otherwise, the agency will continue to disagree with our interpretation of the results of our Phase 3 clinical trial in nmDMD, or ACT DMD, and the totality of clinical data from our trials, and will not grant marketing authorization for Translarna for the treatment of nmDMD.
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

European Economic Area. In June 2017, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA, and it is effective, unless extended, through August 5, 2018. We received initial marketing authorization from the European Commission in August 2014. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041. Study 041 is a three-year clinical trial to confirm the efficacy and safety of Translarna in the approved patient population. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We expect to submit the results of Study 041 to the EMA by the end of the third quarter of 2021. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041.
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s labeling to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, includes a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). We have submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients from two to up to five years of age, which includes data from this study. However, there can be no assurances that we will successfully obtain such label extension.
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
For additional information regarding risks to our business arising as a result of matters relating to pharmaceutical pricing and reimbursement of Translarna see “Item 1A. Risk Factors,” including the risk factor titled “Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues, if any. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna in the EEA and other jurisdictions would prevent us from marketing our products in such regions."
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
Since the founding of the Company nearly twenty years ago, we have been committed to fundamentally changing the lives of patients living with DMD. In addition to our historical and continued investment in research and development, this commitment has included raising disease awareness, promoting diagnosis and early intervention, and supporting improved standards of care all with the goal of changing the course of the disease. It is our continuing commitment to the Duchenne community that underpinned the acquisition of EMFLAZA. We are committed to make this important therapy available to all eligible patients in the United States and to study its long-term benefits.
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

We expect that EMFLAZA will have a seven-year exclusive marketing period in the U.S. for the approved indication, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, as well as a concurrent five-year exclusive marketing period in the U.S. for the active ingredient in EMFLAZA under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. Additionally, we expect to be granted pediatric exclusivity, which provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period. As we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely on both the five-year Hatch-Waxman Act and seven-year Orphan Drug Act exclusivity periods to commercialize EMFLAZA for the approved indication in the U.S. As the holder of orphan exclusivity, we are required to ensure the availability of sufficient quantities of EMFLAZA to meet the needs of patients. Failure to do so could result in loss of orphan exclusivity in the U.S.
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
To date, over 1,500 patients are receiving EMFLAZA from our commercial and bridge programs. We anticipate that coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors may impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first, which would delay our ability to obtain payment for prescriptions for EMFLAZA.
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
Translarna™ for nonsense mutation cystic fibrosis
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 double-blind, placebo-controlled, 48-week clinical trial comparing Translarna to placebo in nonsense mutation cystic fibrosis, or nmCF, patients six years of age or older not receiving chronic inhaled aminoglycosides. The safety profile of Translarna in the ACT CF trial was consistent with previous studies and no new safety signals were identified. Based on the results of ACT CF, we have discontinued our clinical development of Translarna for nmCF and have closed our studies of Translarna for the treatment of nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
Translarna™ for additional indications
Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications: nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We have completed enrollment for our aniridia study and we anticipate results during 2018. In the third quarter of 2017 we stopped enrollment and began to wind down our study for Translarna in mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, as we have encountered difficulties identifying qualified patients for this study, and we determined it was best to move our resources to other areas.
Spinal muscular atrophy program
Our spinal muscular atrophy, or SMA, collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. Both Sunfish and Firefish are investigating the safety, tolerability and efficacy of the compound RG7916 in the applicable patient populations. Part one of each study is a dose-finding study with the primary objectives of evaluating the safety, pharmacokinetics, or PK, and pharmacodynamics of RG7916 in patients and to select the dose for part two of the applicable study. Preliminary interim results from Part 1 of the Sunfish study was presented at the 2017 CureSMA Researcher Meeting at the end of the second quarter of 2017, with the results showing that type 2/3 SMA patients receiving RG7916 demonstrated a dose-dependent increase in SMN2 full length/Δ7 mRNA ratio of ~ 400% versus baseline, as measured in whole blood. We believe that these results provide proof of mechanism for the oral, small molecule SMN2 splicing modifier RG7916. Additionally, an interim analysis of the five cohorts in Part 1 of the Sunfish study treated with RG7916 for 28 days or longer demonstrated an exposure-dependent increase in SMN protein. No drug-related adverse events leading to withdrawal have been observed to date for RG7916. Part one of each study is expected to be followed by a pivotal part two with the primary objective of evaluating the efficacy and safety of RG7916. In October 2017, Sunfish transitioned into the pivotal second part of its study, which triggered a $20 million milestone payment to us from Roche. We anticipate that Firefish will move into the pivotal second part of its study in the coming few months. Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of RG7916 in type 2 and type 3 SMA patients who have been previously treated with a survival of motor neuron 2 (SMN2)-targeting therapy, initiated in the first quarter of 2017.
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
As of September 30, 2017, we had an accumulated deficit of $815.4 million. We had a net loss of $80.3 million and $115.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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
With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers and the derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.
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

In November 2014, we announced that our joint development program in SMA with Roche and the SMA Foundation (SMAF) had started a Phase 2 study in adult and pediatric patients. The achievement of this milestone triggered a $10.0 million payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.

In October 2017, we announced that the Sunfish study had transitioned into the pivotal second part of its study. The achievement of this milestone triggered a $20.0 million payment to us from Roche which we recorded as collaboration revenue at time of achievement.

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

The following tables provide research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$20,834	$22,088
Cancer stem cell	555	1,689
Next generation nonsense readthrough	1,365	1,621
EMFLAZA	1,859	—
Other research and preclinical	5,411	5,998
Total research and development	$30,024	$31,396

	Nine Months Ended September 30, 2017
	2017	2016
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$61,276	$66,133
Cancer stem cell	2,735	5,523
Next generation nonsense readthrough	4,145	5,577
EMFLAZA	4,303	—
Other research and preclinical	15,763	14,389
Total research and development	$88,222	$91,622

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

Selling, general and administrative expense

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, including share-based compensation expenses, in our executive, legal, business development, finance, accounting, information technology and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development expense; advertising and promotional expenses; costs associated with industry and trade shows; and professional fees for legal services, including patent-related expenses, accounting services and miscellaneous selling costs.

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

Interest (expense) income, net

Interest (expense) income, net consists of interest income earned on investments and interest expense from the Convertible Notes outstanding and interest expense from the Credit Agreement.

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

Inventory and cost of product sales

In January 2017, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD, subject to the specific obligation to conduct Study 041. We plan to seek to renew the marketing authorization on an annual basis until a marketing authorization that is not subject to any specific obligation is granted, if ever. A portion of the inventory available for sale was expensed as research and development costs prior to the renewal of our marketing authorization. As such, the cost of products sold and related gross margins for the period ended September 30, 2017 are not necessarily indicative of future cost of product sales and gross margins. We expect the gross margin for Translarna to be greater than 90%, which we believe is consistent with the cost of producing small molecule therapeutics for orphan drug diseases in the pharmaceutical industry.

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

The following table summarizes the components of our inventory for the periods indicated:

	September 30, 2017	December 31, 2016
Raw materials	$182	$—
Work in progress	2,715	—
Finished goods	4,895	—
Total inventory	$7,792	$—

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

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, storage costs, amortization of the acquired intangible asset and royalty payments associated with net product sales.

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

From January 1, 2017 through September 30, 2017, we issued a total of 1,809,873 stock options to various employees. Of those, 541,550 were non-statutory stock option inducement grants made pursuant to the NASDAQ inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.

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

The fair value of grants made in the nine months ended September 30, 2017 was contemporaneously estimated on the date of grant using the following assumptions:

2017
Risk-free interest rate	1.84% — 2.45%
Expected volatility	76%—81%
Expected term	5.04– 10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2017 was $8.30 per share.

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

The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2017	271,651	$19.76
Granted	363,194	$11.64
Vested	(180,861)	$14.19
Forfeited	(51,131)	$13.90
September 30, 2017	402,853	$15.62

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the SARs at each reporting period until vesting occurs. For the period ending September 30, 2017, a total of 213,197 SARs vested and we recorded $1.9 million in compensation expense related to the 2016 SARs.

Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of us or one of our subsidiaries. For the period ending September 30, 2017, we issued 191,787 shares of common stock and recorded $0.6 million in compensation expense related to the ESPP.

We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$3,624	$4,319	$11,986	$12,734
Selling, general and administrative	3,544	4,640	12,096	13,876
Total	$7,168	$8,959	$24,082	$26,610

As of September 30, 2017, there was approximately $45.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the NASDAQ inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.05 years.

Results of operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Change 2017 vs. 2016
(in thousands)	2017	2016
Net product revenue	$41,780	$22,013	$19,767
Collaboration and grant revenue	73	973	(900)
Cost of product sales, excluding amortization of acquired intangible asset	1,582	—	1,582
Amortization of acquired intangible asset	9,716	—	9,716
Research and development expense	30,024	31,396	(1,372)
Selling, general and administrative expense	31,423	23,654	7,769
Interest expense, net	(3,421)	(2,133)	(1,288)
Other income (expense), net	766	(786)	1,552
Income tax expense	(191)	(184)	(7)

Net product revenues. Net product revenues were $41.8 million for the three months ended September 30, 2017, an increase of $19.8 million, or 90%, from $22.0 million for the three months ended September 30, 2016. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product sales from the domestic commercial launch of EMFLAZA in May 2017.

Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the three months ended September 30, 2017 and $1.0 million for the three months ended September 30, 2016. Revenues are primarily from ongoing collaboration arrangements with Roche.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales were $1.6 million for the three months ended September 30, 2017. Cost of product sales consist primarily of royalty payments associated with EMFLAZA and Translarna net product sales and costs associated with EMFLAZA and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.

Amortization of acquired intangible asset. Amortization of the acquired intangible asset was $9.7 million for the three months ended September 30, 2017 resulting from the acquisition of EMFLAZA. The amount allocated to the EMFLAZA intangible asset will be amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of our acquisition of all rights to EMFLAZA, the period of estimated future cash flows.

Research and development expense. Research and development expense was $30.0 million for the three months ended September 30, 2017, a decrease of $1.4 million, or 4%, from $31.4 million for the three months ended September 30, 2016. The decrease resulted primarily due to to the completion of our Phase 3 Translarna trials at the end of 2016, partially offset by start-up clinical activities and regulatory spend.

Selling, general and administrative expense. Selling, general and administrative expense was $31.4 million for the three months ended September 30, 2017, an increase of $7.8 million, or 33%, from $23.7 million for the three months ended September 30, 2016. The increase resulted primarily from the expansion of the U.S. commercial sales team in support of the domestic product launch of EMFLAZA.

Interest expense, net.  Interest expense, net was $3.4 million for the three months ended September 30, 2017, an increase of $1.3 million, or 60%, from $2.1 million for the three months ended September 30, 2016.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement in addition to lower interest income from investments.

Other income (expense), net. Other income, net was $0.8 million for the three months ended September 30, 2017, a decrease in expense of $1.6 million, or 197%, from other expense, net of $0.8 million for the three months ended September 30, 2016. The change from expense to income resulted primarily from exchange rate changes in the current period.

Income tax expense. Income tax expense was $0.2 million for the three months ended September 30, 2017 and $0.2 million for the three months ended September 30, 2016. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the three months ended September 30, 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Change 2017 vs. 2016
(in thousands)	2017	2016
Net product revenue	$116,113	$56,328	$59,785
Collaboration and grant revenue	249	1,186	(937)
Cost of product sales, excluding amortization of acquired intangible asset	2,142	—	2,142
Amortization of acquired intangible asset	9,952	—	9,952
Research and development expense	88,222	91,622	(3,400)
Selling, general and administrative expense	85,788	72,958	12,830
Interest expense, net	(8,648)	(6,149)	(2,499)
Other expense, net	(1,373)	(1,893)	520
Income tax expense	(507)	(206)	(301)

Net product revenues. Net product revenues were $116.1 million for the nine months ended September 30, 2017, an increase of $59.8 million, or 106%, from $56.3 million for the nine months ended September 30, 2016. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product sales from the domestic commercial launch of EMFLAZA in May 2017.

Collaboration and grant revenues. Collaboration and grant revenues were $0.2 million for the nine months ended September 30, 2017, a decrease of $0.9 million, or 79%, from $1.2 million for the nine months ended September 30, 2016. These revenues are primarily from ongoing collaboration arrangements with Roche.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales were $2.1 million for the nine months ended September 30, 2017. Cost of product sales consist primarily of royalty payments associated with EMFLAZA and Translarna net product sales and costs associated with EMFLAZA and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.

Amortization of acquired intangible asset. Amortization of the acquired intangible asset was $10.0 million for the nine months ended September 30, 2017 resulting from the acquisition of EMFLAZA. The amount allocated to the EMFLAZA intangible asset will be amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of our acquisition of all rights to EMFLAZA, the period of estimated future cash flows.

Research and development expense. Research and development expense was $88.2 million for the nine months ended September 30, 2017, a decrease of $3.4 million, or 4%, from $91.6 million for the nine months ended September 30, 2016. The decrease resulted primarily from the completion of our Phase 3 Translarna trials at the end of 2016 partially offset by start-up clinical activities and regulatory spend.

Selling, general and administrative expense. Selling, general and administrative expense was $85.8 million for the nine months ended September 30, 2017, an increase of $12.8 million, or 18%, from $73.0 million for the nine months ended September 30, 2016. The increase resulted primarily from the expansion of the U.S. commercial sales team in support of the domestic product launch of EMFLAZA.

Interest expense, net.  Interest expense, net was $8.6 million for the nine months ended September 30, 2017, an increase in expense of $2.5 million, or 41%, from interest expense of $6.1 million for the nine months ended September 30, 2016.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement partially offset by interest income from investments.

Other expense, net. Other expense, net was $1.4 million for the nine months ended September 30, 2017, a decrease in expense of $0.5 million, or 27% , from other expense, net of $1.9 million for nine months ended September 30, 2016. The decrease resulted primarily from foreign currency gains due to changes in exchange rates in the current period.

Income tax expense. Income tax expense was $0.5 million for the nine months ended September 30, 2017 and $0.2 million for the nine months ended September 30, 2016. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

The income tax expense for the nine months ended September 30, 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense as a result of the favorable amount of profit mix in foreign jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.
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
To date, almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Although we have begun to commercialize and market EMFLAZA in the United States, to date, we have not generated significant revenue from EMFLAZA. Our ability to generate product revenue from EMFLAZA will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
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
Cash flows

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $169.3 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	(31,351)	(90,247)
Investing activities	67,159	81,350
Financing activities	42,367	926

Net cash used in operating activities was $31.4 million for the nine months ended September 30, 2017 and $90.2 million for the nine months ended September 30, 2016. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities, partially offset by increased cash receipts resulting from higher net product revenues.

Net cash provided by investing activities was $67.2 million for the nine months ended September 30, 2017 and $81.4 million for the nine months ended September 30, 2016.  Cash provided by investing activities was related to the sale and redemption of marketable securities to fund operations, partially offset by the cash used in the acquisition of EMFLAZA.

Net cash provided by financing activities was $42.4 million for the nine months ended September 30, 2017 and $0.9 million for the nine months ended September 30, 2016. Cash provided by financing activities in the current period is primarily attributable to entry into the Credit Agreement and the exercise of options and issuance of stock under the ESPP.

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

•
are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

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

•
the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the formal dispute resolution request process with the FDA, or otherwise, and including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers and the derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.

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

Contractual obligations

During the period ended September 30, 2017, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016, other than as disclosed below.

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Minimum royalty (1)	$10,232	$1,082	$3,394	$3,542	$2,214
Credit agreement, including interest (2)	47,616	2,900	31,101	13,615	—
Total contractual obligations	$57,848	$3,982	$34,495	$17,157	$2,214
_______________________________________________________________________________

(1)
Under an Exclusive License and Supply Agreement ("the Faes Agreement") with Faes Farma, S.A. ("Faes"), we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the EMFLAZA oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The amounts above reflect the minimum required payment based on the euro to U.S. dollar exchange rate as of September 30, 2017.

(2)
Under the terms of the Credit Agreement, we are required to make interest only payments through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, we will be required to make monthly interest payments and monthly principal payments. The principal payments are to be made based on straight-line amortization of the principal over the twenty-four month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2017, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our former Chief Financial Officer. The lawsuits have been consolidated into one action captioned In re PTC Therapeutics, Inc. Securities Litigation, No. 16-1224 (KM) (the “Securities Class Action”). A consolidated amended complaint was filed on January 13, 2017. The complaint alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between November 6, 2014 and February 23, 2016, as well as attorneys’ fees and costs. On February 14, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On August 28, 2017, the motion to dismiss was granted in part and denied in part. On September 25, 2017, defendants filed an answer and affirmative defenses to the consolidated amended complaint.

On September 19, 2017, a purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against our Chief Executive Officer, our former Chief Financial Officer, and current or former directors (Michael Schmertzler; Richard Aldrich; Allan Jacobson; Adam Koppel; Michael Kranda; C. Geoffrey McDonough; Ronald C. Renaud, Jr.; David P. Southwell; Jerome Zeldis; and Glenn D. Steele, Jr.), with the caption Choi v. Peltz, et al., No. 17-cv-07216. The Company is named as a nominal defendant. On October 10, 2017, another purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Kim v. Peltz, et al., No. 17-cv-08062 (together with the Choi action, the “Derivative Actions”). The Derivative Actions allege violations of Section 14(a) of the Securities Exchange Act of 1934, breaches of defendants’ fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement based on allegations that defendants made or approved improper statements regarding the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The Derivative Actions seek, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing (including fees associated with the Securities Class Action), an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs.
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
Our ability to realize the anticipated benefits of our acquisition of EMFLAZA will depend, to a large extent, on our ability to integrate EMFLAZA into our business and realize anticipated growth opportunities and synergies. While we have commenced the initial phases of the commercialization launch for EMFLAZA in the United States, we have no history of commercializing pharmaceutical products in the United States, we are still in the process of completing the full commercialization of EMFLAZA in the United States and we expect the ongoing process will be complex, costly and time-consuming. As a result, we will be required to devote significant management attention and resources to integrating this product into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts and could adversely affect our business, financial condition and results of operations.

While we have commenced the initial phases of the commercialization launch for EMFLAZA in the United States, we are still in the process of completing the full commercialization of EMFLAZA. Delays in our ability to complete the full commercialization of EMFLAZA in the United States could result in negative reactions from our stockholders, patients, the medical community, vendors, payors, and employees, among others. Further, such delays could result in declines in the price of our common stock and the perception of the effectiveness of our management and our company may suffer in the marketplace.
In addition, there may be delays in the processing and adjudication of prescriptions, which can require a significant period of time, in some cases several months, and may be subject to additional third-party payor requirements, including prior authorization and requirements to try other therapies first, which would delay our ability to obtain payment for prescriptions for EMFLAZA. Further, while we estimate that there are approximately 9,000 DMD patients in the United States who are aged five years or older, these estimates may prove to be incorrect. If the market opportunity for EMFLAZA is smaller than we believe it is, our business and anticipated revenues will be negatively impacted. There are no guarantees that EMFLAZA will be commercially successful and we may never achieve significant revenue from sales of the drug.
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
Since inception, we have incurred significant operating losses. As of September 30, 2017, we had an accumulated deficit of $815.4 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of EMFLAZA for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and EMFLAZA. We expect to continue to generate operating losses through 2017 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter.
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
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 clinical for Translarna in nonsense mutation cystic fibrosis, or nmCF, and that, as a result, we have discontinued our clinical development of Translarna for nmCF and have withdrawn our type II variation submission with the European Medicines Agency, or EMA, which sought approval of Translarna for the treatment of nmCF in the European Economic Area, or EEA.
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
We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the formal dispute resolution request process with the FDA, or otherwise, will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “There is substantial risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD and we will be unable to advance Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the formal dispute resolution request process or otherwise, and by determining to file our formal dispute resolution request, we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
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
In addition, the clinical and regulatory developments noted in this risk factor may exacerbate the risks related to our commercialization efforts set forth under the heading “Risks Related to the Development and Commercialization of our Products and our Product Candidates,” which could increase the costs associated with our commercial activities or have a negative impact on our revenues. For additional information, see also “Risks Related to the Regulation of our Products and our Product Candidates” “Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
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

With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our credit and security agreement with MidCap Financial Trust, cash interest payments are payable monthly in arrears.
In addition, our expenses will increase if and as we:

•	execute our strategy for EMFLAZA in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the EMFLAZA acquisition;

•
are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

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
We also could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers and the derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.
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

•
advancing Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the formal dispute resolution request process with the FDA or otherwise, and including, if required, performing additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

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

•	our ability to maintain orphan exclusivity for, and successfully complete all FDA post-marketing requirements with respect to, EMFLAZA;

•	our ability to satisfy our obligations under the terms of the credit and security agreement with MidCap Financial Trust;

•
our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;

•	the costs, timing and outcome of Study 041;

•
the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the formal dispute resolution request process with the FDA, or otherwise, and including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the U.S.;

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
To date almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. We are continuing to engage in significant commercialization efforts for this product. In order to continue sales and our commercial launch of Translarna, we must maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. Although we have begun to commercialize and market EMFLAZA in the United States, to date, we have not generated significant revenue from EMFLAZA. Our ability to generate product revenue from EMFLAZA will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
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

Since mid-2014, we have been transitioning from a company with a research and development focus to a company capable of supporting global commercial activities. We may not be successful in completing this transition. Our ability to develop product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, and conduct sales and marketing activities necessary for a successful full scale product commercialization is largely limited to our activities with respect to the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct and report to the EMA Study 041. In addition, other than our marketing authorization in the EEA and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval), we have not proven our ability to successfully obtain marketing authorizations to sell our products or product candidates. Although we have commenced the initial phases of the commercialization launch for EMFLAZA, we have no history of commercializing pharmaceutical products in the United States, we are still in the process of completing the full commercialization of EMFLAZA and, to date, we have not generated significant revenue from EMFLAZA in the United States. Further, we have discontinued our clinical development of Translarna for nmCF based on the results of ACT CF, and we may not successfully complete development of other product candidates. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, including, and not limited to, those related to our commercialization of EMFLAZA and integration of EMFLAZA into our business.
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

In the U.S., the anticipated joint framework for tax reform from President Trump’s Administration and Congressional tax writing committees was released in September 2017. Entitled a “Unified framework for fixing our broken tax code”, this document outlines the framework upon which a potential U.S. tax reform is expected to be based, which proposals include, among other items, a significant reduction to the U.S. corporate tax rate and the introduction of a territorial tax regime.
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
On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. In October 2016, the FDA denied our first appeal of the Refuse to File letter. In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it is unable to approve the application in its current form. Specifically, the letter indicated that evidence of effectiveness from an additional adequate and well-controlled clinical trial(s) will be necessary at a minimum to provide substantial evidence of effectiveness. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA, which, as per FDA draft guidelines, would typically involve a time-frame of one-to-two months to receive a response from the FDA. The FDA's complete response letter also mentioned other nonclinical and CMC matters that we are in the process of addressing.
There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the formal dispute resolution request process or otherwise, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in resolving some or all of the matters raised by the FDA in the complete response letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or studies or complete such assessments or analyses, there is substantial risk that the results would not ultimately support the approval of the current NDA or a new NDA submission in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. Due to these uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States.
We also submitted our analyses of the ACT DMD data and meta-analyses of the combined ACT DMD and Phase 2b subgroup data to the EMA to support continuation of our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization. The EMA and European Commission did not approve our request for full marketing authorization of Translarna for the treatment of nmDMD and, instead, approved the annual renewal of our conditional marketing authorization with the specific obligation to confirm the efficacy and safety of Translarna for the treatment of nmDMD in ambulatory patients age 5 years or older via Study 041.
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
We have no history of commercializing pharmaceutical products in the United States. While we have commenced the initial phases of the commercialization launch for EMFLAZA in the United States, we are still in the process of completing the full commercialization of EMFLAZA and there can be no assurances that we will be successful in this endeavor. As we presently have no patent rights to protect the approved use of EMFLAZA, we expect to rely on the concurrently running market exclusivity periods currently available to us under the Hatch-Waxman Act and the Orphan Drug Act to commercialize EMFLAZA for DMD in the United States. Further, we are obligated to complete certain FDA post-marketing requirements in connection with our marketing authorization of EMFLAZA. Failure to maintain these market exclusivity periods, complete the FDA post-marketing requirements, maintain our marketing authorization for EMFLAZA in the United States, or timely execute our commercialization plans for EMFLAZA, would have a material adverse effect on our business, financial position and results of operations.
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

We are currently pursuing further clinical development efforts for Translarna for the treatment of nmDMD, nonsense mutation aniridia, and nonsense mutation CDKL5/Dravet syndrome. Each genetic disorder has unique genetic and pathophysiological characteristics and we believe that regulators, including the FDA and the EMA, will evaluate the effectiveness of Translarna for any given indication based on the merits of the clinical efficacy evidence available for such indication. However, because we are developing Translarna for the treatment of multiple indications associated with genetic disorders that arise as a result of a nonsense mutation, there is a risk that negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as ACT CF, could adversely affect the perception of the efficacy of Translarna in a different indication. There can be no assurance that regulators, including the FDA and the EMA, will not consider such results when making determinations with respect to our ongoing or future regulatory submissions for marketing authorization of Translarna for any indication, including in connection with the FDA’s complete response letter to our NDA for Translarna for the treatment of nmDMD and the EMA’s annual reassessment of our marketing authorization for Translarna for the treatment of nmDMD, which could have an adverse effect on the outcome of the applicable regulatory review. We intend to submit the safety results of ACT CF to regulators with any applicable safety updates and submissions, including the EMA. While the safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified, there can be no assurance that the EMA or other regulators will agree with our interpretation of the safety data from the trial.
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

•
whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, pursuant to the formal dispute resolution request process with the FDA or otherwise, and including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize Translarna or EMFLAZA, either of which would have a material adverse effect on our business, results of operations and financial condition.
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
On March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF. As a result, we discontinued our clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA, and do not expect to pursue other marketing authorizations for this indication.
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
On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both the Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness and that our NDA does not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses had a negative impact on the FDA’s view of our interpretation of the results of our Phase 2b trial, ACT DMD and the totality of data from our clinical trials. The FDA reiterated its view in the complete response letter that it sent to us in October 2017.
Although we filed a formal dispute resolution request for our NDA with the Office of New Drugs of the FDA, there is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the formal dispute resolution request process or otherwise, the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials. Even if we are successful in resolving some or all of the matters raised by the FDA in its Complete Response letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or studies or complete such assessments or analyses, there is substantial risk that the results would not ultimately support the approval of the current NDA or a new NDA submission in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
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
For example, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 clinical trial for Translarna in nmCF. As a result, we have discontinued our clinical development of Translarna for nmCF.
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
We are faced with similar challenges in connection with the design of our studies of Translarna in nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, and such similar challenges existed in our study of nmMPS I, which study we recently stopped, because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates, including Study 041 or our Phase 2 studies of Translarna in nonsense mutation Dravet syndrome/CDKL5, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. The studies under our SMA collaboration face similar risks.
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
Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in Study 041 or our Phase 2 studies of Translarna in nonsense mutation Dravet syndrome/CDKL5 or any of our, or our collaboration partners’, other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As the conduct of Study 041 is a specific obligation to our marketing authorization in the EEA for Translarna for the treatment of nmDMD, any such delay or inability to enroll sufficient patients could have a material adverse effect on our ability to maintain our authorization in the EEA and, failure to maintain such authorization would have a material adverse effect on our business, results of operations and financial performance.
For example, we amended the study design for our proof-of-concept study for Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy, which contributed to delays in site initiation and patient accrual. Despite the protocol amendment, we continued to encounter difficulties identifying qualified patients for this study and recently stopped the study due to the lack of patients.
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
For example, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF. As a result, we have discontinued our clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
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
Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA. Even if our marketing authorization in the EEA for Translarna for the treatment of nmDMD is maintained, or we are successful in obtaining marketing authorization for Translarna for other indications or territories or marketing authorization for any of our other product candidates, such product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. In addition, EMFLAZA for the treatment of DMD in the United States may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Third-party payors may require prior authorizations or failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including EMFLAZA or Translarna. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.
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
In addition, we initiated separate Phase 2 clinical trials of Translarna for the treatment of hemophilia in 2009 and the metabolic disorder methylmalomic acidemia in 2010, but then suspended these clinical trials to focus on the development of Translarna for nmDMD and nmCF when we found variability in the assays used in these trials and preliminary data from these trials did not indicate definitive evidence of activity. In March 2017, we discontinued our clinical development of Translarna for nmCF based on the negative outcome of a Phase 3 clinical trial. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.
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
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s labeling to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, includes a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). We have submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients from two to up to five years of age, which includes data from this study. However, there can be no assurances that we will successfully obtain such label extension.
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

There is substantial risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD and we will be unable to advance Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, whether pursuant to the formal dispute resolution request process or otherwise, and by determining to file a dispute resolution request for our NDA , we have postponed other available strategic pathways which may have proven to be more effective. If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.
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
In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it is unable to approve the application in its current form. Specifically, the letter indicated that evidence of effectiveness from an additional adequate and well-controlled clinical trial(s) will be necessary at a minimum to provide substantial evidence of effectiveness. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA, which, as per FDA draft guidelines, would typically involve a time-frame of one-to-two months to receive a response from the FDA. The letter also mentioned other nonclinical and CMC matters that we are in the process of addressing.
There is substantial risk that, notwithstanding any dialogue we have had or any further dialogue we may be able to initiate with the agency, pursuant to the formal dispute resolution request process or otherwise, we will continue to be unable to resolve the matters raised by the FDA in its complete response letter in a timely manner, or at all. Even if we are successful in resolving some or all of those matters, there is significant risk that the FDA will continue to disagree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials and we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all. We may be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or studies or complete such assessments or analyses, there is substantial risk that the results would not ultimately support the approval of the current NDA or a new NDA submission with the FDA for Translarna for the treatment of nmDMD in the United States. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, if ever, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
For example, in July 2016 we filed a formal dispute resolution request with the Office of New Drugs of the FDA in connection with the agency’s refuse to file our NDA submitted for approval of Translarna for the treatment of nmDMD that was based on our Phase 2b data. In January 2012, the FDA reaffirmed the appropriateness of its earlier decision to refuse to file the 2011 NDA. In February 2012, we discussed the design of a proposed Phase 3 clinical trial with the FDA. In that meeting, although the FDA indicated that the adequacy of data for filing and approval of an NDA would remain review issues, the FDA had no objections to key elements of our proposed trial design. We ultimately submitted the safety and efficacy data of that Phase 3 trial, ACT DMD, as part of the NDA that is the subject of the current formal dispute resolution request procedure. In its 2016 Refuse to File letter and in its 2017 complete response letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our discussions with the FDA, reiterating the views previously disclosed.
Furthermore, we expect that our efforts to advance our regulatory strategy in the United States will be time-consuming and may be expensive. In addition, by escalating our appeal to the next supervisory level of the FDA, we have postponed other strategic pathways such as commencing direct litigation or discussing the design of a new clinical trial with the FDA. Such alternative strategies may be more effective than the formal dispute resolution request process in achieving our ultimate goal of approval for Translarna for the treatment of nmDMD in the United States. We will not be able to commercialize Translarna for nmDMD in the United States until we have obtained regulatory approval from the FDA. Delays in obtaining such approval will materially impair our ability to generate revenue from Translarna for the treatment of nmDMD.
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
As noted in the foregoing risk factors, we may not receive necessary approvals from the FDA, the EMA, or other regulators to further commercialize Translarna for nmDMD or to commercialize Translarna for any other indication or to commercialize any product candidate in any market. For example, in March 2017, we discontinued our clinical development of Translarna for nmCF based on the outcome of our Phase 3 clinical trial, ACT CF, and have withdrawn our type II variation submission with the EMA, which we had commenced in the third quarter of 2015 to seek approval of Translarna for the treatment of nmCF in the EEA. We do not expect to pursue other marketing authorizations for this indication.
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
Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period. This six-month exclusivity may be granted if the FDA determines that information relating to the use of the new drug in a pediatric population may produce health benefits in that population and issues a written request to the sponsor for such data, and the sponsor submits pediatric data that fairly respond to the written request within the statutory time limits. We have received such a request from the FDA and we are in the process of discussing with the FDA what the nature and objective of the required studies needed to obtain such data will be. There is no guarantee that we will be able to initiate the necessary study, and to the extent that a study is initiated, there is no guarantee of its completion and submission to the FDA, which would cause the additional six-month exclusivity to be granted.
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
If we fail to successfully secure and maintain pricing and reimbursement coverage for Translarna or are significantly delayed in doing so or if burdensome conditions are imposed by private payers, government authorities or other third-party payors on such reimbursement, planned launches in the affected countries will be delayed and our business, results of operations and financial condition could be adversely affected.
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
We do not independently conduct clinical trials for our products or product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.
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

•
any developments related to our ability or inability to advance Translarna for the treatment of nmDMD in the United States in a timely manner or at all, whether pursuant to the formal dispute resolution request process with the FDA, or otherwise, and including whether we will be required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses;

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
Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q for information concerning a securities class action lawsuit initiated against us and certain of our current and former executive officers during the first quarter of 2016 and derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors during the third quarter of 2017. In addition, we could be the target of other such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement stock option awards. Pursuant to the NASDAQ inducement grant exception, during the quarter ended September 30, 2017, we issued options to purchase an aggregate of 61,000 shares of common stock to certain new hire employees at a weighted-average exercise price of $20.02 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1+	Consulting Services Agreement between the Registrant and Mark A. Rothera (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 8, 2017)
10.2+
Consulting Services Agreement between the Registrant and Dr. C. Geoffrey McDonough (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2017)

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

PTC THERAPEUTICS, INC.

Date: November 2, 2017	By:	/s/ Christine Utter
Christine Utter
Principal Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1+	Consulting Services Agreement between the Registrant and Mark A. Rothera (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 8, 2017)
10.2+
Consulting Services Agreement between the Registrant and Dr. C. Geoffrey McDonough (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2017)

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