Form 10-K
period 2017-12-31
PTC THERAPEUTICS, INC.
filed 2018-03-06
CIK 1070081

Use these links to rapidly review the document
TABLE OF CONTENTS PTC Therapeutics, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35969

PTC THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3416587 (I.R.S. Employer Identification No.)

100 Corporate Court South Plainfield, New Jersey (Address of Principal Executive Offices)	07080 (Zip Code)
(908) 222-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $682,125,673. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.
As of February 28, 2018, the registrant had 41,795,687 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for Emflaza™ (deflazacort) for the treatment of Duchenne muscular dystrophy, or DMD, in the United States and for Translarna™ (ataluren) for the treatment of nonsense mutation DMD, or nmDMD, in the European Economic Area, or EEA, and other countries in which we have or may obtain regulatory approval, or in which there exist significant reimbursed early access programs, or EAP programs;

•
our ability to maintain our marketing authorization of Translarna for the treatment of nmDMD in the EEA (which is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the European Medicines Agency, or EMA);

•
our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the trial’s deadline;

•
the anticipated period of market exclusivity for Emflaza for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act and through any grant of pediatric exclusivity;

•
our ability to complete the United States Food and Drug Administration, or FDA, post-marketing requirements to the marketing authorization of Emflaza or any requirements necessary to obtain any grant of pediatric exclusivity;

•
our expectations with respect to our acquisition of all rights to Emflaza™ (deflazacort) from Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, including with respect to our ability to realize the anticipated benefits of the acquisition (including with respect to future revenue generation and contingent payments to Marathon based on annual net sales);

•
our ability to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;

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

•
the timing and conduct of our ongoing, planned and potential future clinical trials and studies of Translarna for the treatment of nmDMD, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, as well as our studies in spinal muscular atrophy and our oncology program, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

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

•
the potential receipt of revenues from future sales of Translarna, Emflaza and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD in the countries in which we have or may obtain regulatory approval and of Emflaza for the treatment of DMD in the United States;

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

•	our other regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to pursue development of Translarna for additional indications;

•	our ability to advance our earlier stage programs, including our oncology program;

•	our plans to pursue research and development of other product candidates;

•
whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;

•	the potential advantages of Translarna and Emflaza;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	the impact of litigation that has been brought against us and certain of our current and former officers and directors or of litigation that we are pursuing against others;

•	our competitive position; and

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

PART I
Item 1.    Business
Overview
We are a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. We have launched two rare disease products and have a global commercial footprint. Our recent ability to commercialize products is the foundation that drives our continued investment in a robust pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need.
Our Strategy
Our strategy is to bring best in-class therapies with differentiated clinical benefit to patients affected by rare disorders, by leveraging our global commercial infrastructure to maximize value for our patients and stakeholders.

•
Global DMD Franchise -  We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. During fiscal year 2017, Translarna achieved net sales of $145.2 million and is currently available for the treatment of nmDMD in over 25 countries. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During fiscal year 2017, Emflaza achieved net sales of $28.8 million.

•
Internal Splicing Technology Platform - Our spinal muscular atrophy (SMA) collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently our collaboration has three clinical trials ongoing to evaluate the safety and effectiveness of RG7916 (RO7034067), the lead compound in the SMA program. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. In October 2017, Sunfish transitioned into the pivotal second part of its study, which triggered a $20 million milestone payment to us from Roche. Preliminary data from the Sunfish trial were presented in January 2018 at the International Scientific Congress on Spinal Muscular Atrophy. RG7916 was well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. In Sunfish, the data demonstrate that the five cohorts treated with RG7916 for at least 28 days had an exposure-dependent increase in SMN protein. Early interim data from the Firefish trial were also presented in January 2018 at the International Scientific Congress on Spinal Muscular Atrophy and demonstrated maintenance of the ability to swallow and no need for tracheostomy or permanent ventilation. Overall survival were also presented. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for SMA Type 1 infants to be between 8 and 10.5 months.

•
Pursuing Value-Creation Opportunities - We have a pipeline of product candidates that are in early clinical and preclinical development, including our oncology program. Our preclinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including neuromuscular disease and oncology. In April 2017, we acquired all rights to Emflaza from Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. As part of our business strategy, we may engage in further strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations.

Global DMD Franchise
Duchenne muscular dystrophy (DMD)
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

Because the dystrophin gene is located on the X chromosome, DMD occurs primarily in young boys, although approximately 10% of female carriers show some disease symptoms. DMD is rare, and estimates of occurrence include approximately 1 in every 3,500 live male births, according to Parent Project Muscular Dystrophy and approximately 1 in every 5,000 live male births according to Moat, et al. (2013) in the European Journal of Human Genetics. We estimate that there are approximately 10,000 DMD patients in the United States aged five years or older. Several different types of mutation in the dystrophin gene can result in DMD, including deletion, duplication and nonsense mutations. A test known as multiplex ligation-dependent probe amplification (MLPA) can detect large deletions and duplications, which account for approximately 75% of all mutations. However, gene sequencing is required to identify small mutations such as nonsense mutations. We estimate that nonsense mutations account for approximately 13% of cases of DMD. Without treatment, patients with DMD typically lose walking ability by their early teens, require ventilation support in their late teens, and eventually experience premature death due to heart and lung failure. Even with medical care, most people with DMD die from cardiac or respiratory failure before or during their 30s.
Marketing authorization matters
Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy
European Economic Area
We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the EEA. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041, a three-year clinical trial to confirm the efficacy and safety of Translarna in the approved patient population.
In January 2016, we submitted the final clinical study report from our Phase 3 clinical trial in nmDMD (referred to as ACT DMD) to the EMA in fulfillment of the initial specific obligation placed on our marketing authorization. The primary efficacy endpoint of ACT DMD was not achieved with statistical significance. We made our submission to the EMA as a type II variation request that sought to have this initial specific obligation to our marketing authorization removed and a full marketing authorization granted. In February 2016, we also submitted a marketing authorization renewal request with the EMA.
In January 2017, the European Commission renewed our marketing authorization based on the totality of the clinical data available from our trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of our Phase 2b and Phase 3 clinical trials, and our commitment to conduct and submit the results of Study 041 to the EMA by the end of the third quarter of 2021. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. See “Item 1. Business-Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy-Study 041” for further information regarding the specific obligation to the marketing authorization in the EEA. The authorization remains subject to the annual EMA reassessment, as the EMA did not grant our request for full marketing authorization. In June 2017, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2018. In February 2018, we submitted a marketing authorization renewal request to the EMA.
Marketing authorization is required in order for us to engage in any commercialization of Translarna in the EEA, including through participation in the market access process and related pricing and reimbursement negotiations, on a country-by-country basis with each country in the EEA, and is also required to make Translarna available under early access programs, or EAP programs. There is substantial risk that if we are unable to renew our EEA marketing authorization during any annual renewal cycle, if our product label is materially restricted, or if Study 041 does not provide the data necessary to maintain our marketing authorization, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories.
See “Item 1. Business-Commercial Matters-Market Access Considerations” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA, the market access process and related risks.
As the marketing authorization holder, we are obligated to monitor the use of Translarna for nmDMD to detect, assess and take required action with respect to information that could impact the safety profile of Translarna and to report this information, through pharmacovigilance submissions, to the EMA. Following its assessment of these submissions, the EMA can recommend to the European Commission actions ranging from the continued maintenance of the marketing authorization to its withdrawal.
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
Following the refusal to file of our NDA, we initiated dialogue with the FDA to discuss and clarify the matters set forth in the letter and determine our best path forward. In accordance with the formal dispute resolution process that exists within the Center for Drug Evaluation and Research of the FDA, we filed a formal appeal of the Refuse to File letter, which was denied in October 2016. In the first quarter of 2017, we filed our Translarna NDA for nmDMD via the FDA’s file over protest regulations. We included additional retrospective and post hoc analyses from our clinical trials with the NDA filed in 2017, including analyses of the 6-minute walk test using alternative statistical and analytical methods and new analyses from the North Star Ambulatory Assessment test, a functional scale designed for boys affected by DMD. Filing over protest is a procedural path permitted by FDA regulations that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission.
In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that will be mutually agreeable to us and the FDA. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval pathway.
There is substantial risk that we will not be able to agree with the FDA on the procedures or methods to be used to collect dystrophin data or that any such studies will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD.
In 2010, we filed a NDA for ataluren based on our Phase2b clinical data, which the FDA refused to file. We filed a formal dispute resolution request concerning this decision in 2011 and, in 2012, the FDA reaffirmed its previous decision to refuse to file the 2010 NDA. In its 2016 Refuse to File letter and in its 2017 Complete Response Letter and its denial of our appeal to the Complete Response Letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our early discussions with the FDA, reiterating the views previously expressed.
See “Item 1. Business-Government Regulation-The new drug approval, or NDA, process” below for further discussion with respect to the NDA process. See “Item 1. Business-Translarna™ (ataluren)” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further detail regarding the results of our completed trials and studies of Translarna for the treatment of nmDMD, our regulatory strategy in the United States, and the related risks to our business.
Other Territories
Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015 and these licenses are currently active. Many territories outside of the EEA, including Israel and South Korea, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the EEA. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.
Emflaza for the treatment of Duchenne muscular dystrophy in the United States
Emflaza, both in tablet and suspension form, received approval from the FDA in February 2017 as a treatment for DMD in patients five years of age and older in the United States. We estimate that there are approximately 10,000 DMD patients in the United States aged five years or older. We are obligated to complete certain post-marketing requirements in connection with the FDA's approval, including pre-clinical and clinical safety studies.

We expect that Emflaza will have a seven-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, as well as a concurrent five-year exclusive marketing period in the United States for the active ingredient in Emflaza under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. Additionally, because the FDA has requested that we conduct a pediatric study of Emflaza, we expect to be granted a term of pediatric exclusivity upon completion of an agreed-upon study. This additional exclusivity provides six months of marketing protection to the end of the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period. See “Item 1. Business-Government Regulation-The new drug approval process-Hatch-Waxman exclusivity” “Item 1. Business-Government Regulation-Pediatric exclusivity” below for further discussion with respect to marketing protection we rely on.
Product development programs
Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications including nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5. We hold worldwide commercialization rights to Translarna for all indications in all territories. The EMA has designated Translarna as an orphan medicinal product and the FDA has granted orphan drug designation to Translarna for the treatment of DMD and aniridia. The FDA has granted orphan drug designation to RG7916 for the treatment of patients with SMA.
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

• Preparing dystrophin production study (2)

• Phase 2 pediatric safety and pharmacokinetics study in patients two to five years of age ongoing

Translarna for nmMPS I	• Discontinued
Translarna for nonsense mutation aniridia	• Phase 2 study ongoing
Translarna for nonsense mutation Dravet syndrome/CDKL5	• Phase 2 study ongoing
Spinal muscular atrophy collaboration with Roche & the SMA Foundation	• Part two of Sunfish study (Type 2/3 patients) ongoing • Part one of Firefish study (Type 1 patients) ongoing
Oncology program (PTC596)	• Phase 1 dose-escalation safety and pharmacokinetics study completed (3)
_______________________________________________________________________________

(1)
The marketing authorization in the EEA includes the specific obligation to conduct and submit the results of Study 041 to the EMA by the end of the third quarter of 2021 and requires annual renewal by the European Commission following reassessment by the EMA of the benefit-risk profile of the authorization.

(2)
In its denial of our appeal of the Complete Response Letter, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that will be mutually agreeable to us and the FDA. Additionally, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.

(3)
PTC596 was generally well tolerated as a monotherapy, producing systemic concentrations in patients similar to or exceeding those associated with preclinical activity. Though a protocol-defined maximum tolerated dose was not reached, the dose of 10 mg/kg was deemed intolerable likely due to pill burden and certain excipients that may have contributed to Grade 2 nausea, vomiting, and diarrhea in two of three patients.

Translarna™ (ataluren)
Mechanism of action
We discovered Translarna by applying our technologies to identify molecules that promote or enhance the suppression of nonsense mutations. Nonsense mutations are implicated in a variety of genetic disorders. Nonsense mutations create a premature stop signal in the translation of the genetic code contained in messenger RNA, or mRNA, and prevent the production of full-length, functional proteins. Based on our research, we believe that Translarna interacts with the ribosome, which is the component of the cell that decodes the mRNA molecule and manufactures proteins, to enable the ribosome to read through premature nonsense stop signals on mRNA and allow the cell to produce a full-length, functional protein. As a result, we believe that Translarna has the potential to be an important therapy for genetic disorders which are the result of a nonsense mutation. Genetic tests are available for many genetic disorders, including those noted above, to determine if the underlying cause is a nonsense mutation. Translarna has been generally well tolerated in all of our clinical trials to date, which have enrolled over 1,000 individuals to date.
Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy
Phase 2 pediatric study
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of the Translarna label to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, includes a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). We have submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients from two to up to five years of age, which includes data from this study. However, there can be no assurances that we will successfully obtain such a label extension
Study 041
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
For a discussion of the risks related to conducting clinical trials, in general, and Study 041, in particular, please see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” ands “-Risks Related to Regulatory Approval of our Product and our Product Candidates”.
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
Objectives and endpoints. The primary objective of Study 041 is to evaluate the effect of Translarna on ambulation and endurance as assessed by the 6-minute walk test, or 6MWT. Based on the study protocol, the primary analysis of Stage 1 will evaluate the difference in slope of change in 6MWD from baseline to week 72 between Translarna and placebo in the mITT population. Data from participants who do not qualify for inclusion in the mITT will be used for summary and analysis of efficacy endpoints.
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
Certain exploratory endpoints will also be assessed in Study 041. In patients aged 7 years and above, change from baseline in upper limb function will be assessed using both functional testing and parent/caregiver-reported questionnaires. In patients under 7 years of age, muscle strength will be assessed by change from baseline in myometry parameters. At pre-qualified sites only, magnetic resonance imaging will be used to assess change from baseline in muscle fat fraction. The effects of Translarna on pulmonary function will be assessed by change from baseline in forced vital capacity. In addition, subject- and parent/caregiver-reported questionnaires and at-home diaries will assessed to evaluate the effect of Translarna on health-related quality of life (HRQL) changes from baseline.
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
Observational study, data collection, and open label, extension trials of Translarna for treatment of nmDMD
We are undertaking a multi-center, observational post-approval study of patients receiving Translarna on a commercial basis, as required by the Pharmacovigilance Risk Assessment Committee of the EMA and in collaboration with TREAT-NMD and the Cooperative International Neuromuscular Research Group. During the study we will gather data on the safety, effectiveness, and prescription patterns of Translarna in routine clinical practice.
Pursuant to the five-year managed access agreement entered into in July 2016 between us, the UK National Institute for Health and Care Excellence, or NICE, National Health Services England, or NHS England, and other interested parties, the NorthStar Network is collecting data on the efficacy of Translarna for the treatment of nmDMD as measured by the NorthStar Ambulatory Assessment test. Patients receiving Translarna will be compared to an historical natural history population as well as a matched control group in order to assess response to treatment over the period specified in the managed access agreement.
An open label, extension trial involving patients who participated in ACT DMD is also ongoing, across multiple sites in the United States, Europe and other territories. Two open label extension trials involving patients from the United States, Europe, Israel, Australia, and Canada who had participated in our prior trials for nmDMD are also ongoing. In certain limited territories where Translarna is available via a commercial or EAP program, we have begun to wind down the studies and are investigating the potential impact that additional site closures may have on our research and development expense.
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

The pre-specification of our key subgroups was scientifically justified based upon knowledge of the biology and natural history of the disease and the evolving understanding of the of the six minute walk test as used to assess DMD patients. We considered the pre-specified less than 350 meter baseline 6MWD population as a key subgroup based on the knowledge that 350 meters represents a transition point for patients towards a more rapid decline in walking ability as supported by analysis from our Phase 2b trial. Furthermore, we considered the pre-specified 300 to 400 meter baseline 6MWD population as a key subgroup based on an increasing understanding of the sensitivity limitations of the six minute walk test as an endpoint in 48-week studies. Natural history data suggest that the 6MWT may not be the optimal tool to demonstrate efficacy in patients with either a baseline 6MWD of less than 300 meters, as these patients have significant muscle loss as monitored by magnetic resonance spectroscopy and are at high risk for losing ambulation regardless of treatment, or in high walking patients, such as those with a baseline 6MWD at or greater than 400 meters, as these patients are likely to remain stable over a 48 week testing period.
By defining these key subgroups, we thereby also defined corresponding subgroups of patients with baseline 6MWD greater than or equal to 350 meters, greater than or equal to 400 meters, and less than 300 meters. We also pre-specified a meta-analysis of the combined results from ACT DMD and the Phase 2b ambulatory decline phase patients.
Pre-specified sub-group analysis.    We saw strong evidence of clinical benefit in the pre-specified subgroup of patients with baseline 6MWD between 300 and 400 meters. Specifically, we observed a benefit in Translarna-treated patients of 47 meters (nominal p=0.007) in the 6MWT in this subgroup. This was consistent with an observed benefit of 49 meters (nominal p=0.026) in our Phase 2b clinical trial in the 300 to 400 meters baseline 6MWD population. We also saw clinically meaningful benefit for Translarna over placebo in each of the timed function tests, including observed results in time to run/walk 10 meters (2.1 seconds; nominal p=0.066), time to climb four stairs (3.6 seconds; nominal p=0.003), and time to descend four stairs (4.3 seconds; nominal p<0.001). The hazard ratio for Translarna versus placebo was 0.79 (nominal p=0.418) for 10% 6MWD worsening. In addition, a benefit of 4.5 points over placebo (nominal p=0.041) was observed in the NSAA test, which we believe is clinically meaningful. We believe that the benefits observed in this key pre-specified subgroup support the use of the 6MWT in the patients with a walking ability in the 300 to 400 meters range and the understanding that the reliability of the 6MWT over a 48 week period was limited at both the lower and upper ends of our 6MWD enrollment range.
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
Pre-specified meta-analysis.    The meta-analysis combined efficacy results from the ACT DMD ITT population and Phase 2b ambulatory decline phase subgroup. The Phase 2b ambulatory decline phase group includes the patients from our randomized, double-blind, placebo controlled, Phase 2b clinical trial in patients with nmDMD who would have met the enrollment criteria of ACT DMD.
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
Retrospective Analysis.    We also looked back at the observed results in the meta-analysis for all patients with a baseline 300 to 400 meter 6MWD from ACT DMD and the Phase 2b trial. The meta-analysis of these data demonstrated a 45 meter benefit

(nominal p<0.001) in the 6MWT as well as clinically meaningful benefits across each secondary endpoint timed function test, including benefit over placebo in time to run/walk 10 meters (2.2 seconds; nominal p=0.008), time to climb four stairs (3.4 seconds; nominal p<0.001) and time to descend four stairs (4.3 seconds; nominal p<0.001). This meta-analysis of patients with baseline 6MWD of 300 to 400 meters was not pre-specified and is defined post-hoc.
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
Participation Criteria and Stratification.    Certain key inclusion criteria were specified in the ACT DMD trial protocol for enrollment: the patient had to be 7 through 16 years of age; at the screening visit the patient had to be able to walk no more than 80% of predicted 6MWD compared to healthy boys matched for age and height, but had to be able to walk at least 150 meters during the 6MWT; and the patient must have used systemic corticosteroids for a minimum of six months prior to start of treatment. The ACT DMD trial protocol provided for the exclusion of patients from the trial if, among other things, they recently used systemic aminoglycoside antibiotics, recently initiated or changed corticosteroid therapy or previously received Translarna treatment. Patients enrolled in ACT DMD underwent 48 weeks of blinded treatment prior to the final analysis and the randomization was stratified based on age (<9 years versus ≥9), baseline 6MWD (<350 versus ≥350 meters), and duration of prior use of corticosteroids (<12 months versus ≥12 months).
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
Pre-specified analysis in ITT population.    We performed the primary analysis of the mean change in 6MWD from baseline to 48 weeks specified in the trial protocol in the ITT population. The ITT population included all 174 randomized patients with a valid 6MWT available at baseline and at least one post-baseline visit. Analysis of the results of the ITT population showed that patients in the 40 mg group had notably less decline in their walking ability than the patients taking placebo, with a difference of 29.7 meters between the 40 mg group and placebo in mean change in 6MWD over 48 weeks. Although this result was consistent with the clinically meaningful treatment effect of 30 meters specified in the trial protocol, the resulting nominal p-value of 0.149 was not statistically significant at the pre-specified level of less than 0.05. Typically, a trial result is statistically significant if the chance of it occurring when the treatment is like placebo is less than one in 20, resulting in a p-value of less than 0.05. A nominal p-value is the result of one particular comparison when more than one comparison is possible, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed.

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

•
Two patients had lower limb injuries after screening but prior to their baseline assessment. These injuries substantially affected their walking ability and led to aberrantly low baseline 6MWD values. These baseline 6MWT were incorrectly classified as valid by the investigative site, and the resulting data should not have been included in the ITT analysis. In the corrected ITT analysis, we replaced the baseline values for these two patients with their valid screening values.

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
In the corrected ITT analysis, the difference between the 40 mg group and placebo group in mean change in 6MWD over 48 weeks was 31.3 meters. We observed clear separation between the 40 mg group and placebo group, with the difference between the arms increasingly favoring the 40 mg group over time. The resulting nominal p-value for the comparison of mean change in 6MWD from baseline to week 48 for the 40 mg group versus placebo was 0.0281. However, because two dose levels were compared to placebo, we were required to apply a multiplicity adjustment, which yielded a final adjusted p-value of 0.0561 for the 40 mg group versus placebo.
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
Secondary endpoints.    Patients in the 40 mg group trended better than the placebo group in several of the secondary endpoints tracked during this trial, however the trial was not powered to detect statistically significant differences in secondary endpoints. Patients in the 40 mg group exceeded the clinically meaningful threshold of 1.5 seconds for stair-climbing and stair- descending in the ITT analysis and for running/walking in the corrected ITT analysis. In a supine to stand test, we did not observe any difference between Translarna and placebo. Other secondary endpoints showed trends favoring patients treated with Translarna, but at levels below a threshold considered to be clinically meaningful, including: muscle strength (tested through myometric evaluations), frequency of falls (based on patients/caregiver notation), and health related quality of life and treatment satisfaction (based on patient reports).
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
TranslarnaTM for additional indications
Over the last seven years multiple independent investigators have conducted preclinical studies in which Translarna enabled readthrough of the premature stop codons from a large set of nonsense mutations across a diverse group of experimental models exhibiting various genetic disorders. The studies evaluated the ability of Translarna to read through premature stop codons in mRNA in cell-free systems, transfected cell lines, mouse models and patient cells. Based on these studies by independent investigators in addition to our own trials and studies, we expect to continue to pursue additional indications for Translarna, including aniridia caused by nonsense mutation and, via an investigator initiated study, Dravet syndrome/CDKL5 caused by nonsense mutation.
Nonsense mutation aniridia
Aniridia is a genetic disorder due to mutations in the PAX6 gene associated with ocular anatomical defects at birth, progressive loss of eyesight, and other symptoms. We estimate that approximately one-third of all aniridia cases are due to a nonsense mutation. In a prior study conducted by an independent investigator, Translarna-treated mice with nonsense mutation aniridia showed a significant increase in the PAX6 protein in a nonsense mutation PAX6 gene, but not in mice with a PAX6 gene harboring a splice-site mutation. The investigators in this study found that Translarna not only inhibited disease progression, but also reversed corneal, lens and retinal defects and restored electrical responses of the retina.
The first patient in our clinical study of Translarna in nonsense mutation aniridia, which we refer to as STAR, was dosed in February 2016. STAR is a Phase 2, randomized, double-blinded, placebo-controlled study of Translarna in patients with aniridia caused by a nonsense mutation, followed by an open-label extension study. Patients will receive blinded study drug for 48 weeks followed by open-label Translarna for another 96 weeks. The open label portion of the study was extended from the initially planned 48 weeks to 96 weeks as our knowledge of the disease and endpoint evolved from when the study was originally initiated. Safety and efficacy will be assessed. We have completed enrollment for our aniridia study and anticipate results during 2019.
Nonsense mutation Dravet syndrome/CDKL5
Dravet syndrome and CDKL5 are two different genetically defined disorders of epilepsy. Dravet syndrome, also called severe myoclonic epilepsy of infancy, is a debilitating form of epilepsy caused by mutations in the sodium voltage gated channel a1 subunit gene required for the proper function of brain cells. People with Dravet syndrome experience frequent seizures and developmental delays. CDKL5 is caused by a mutation of the Cyclin-dependent kinase-like 5 (CDKL5) gene leading to a lack of the protein critical in brain development. CDKL5 is characterized by seizures starting early in life and severe developmental impairment.
A clinical study assessing Translarna in nonsense mutation Dravet syndrome/CDKL5 was initiated in the first quarter of 2017.
Nonsense mutation Mucopolysaccharidosis type I (nmMPS I)
MPS I is an inherited genetic disorder caused by a deficiency in an essential enzyme that is responsible for the breakdown of glycosaminoglycans, or GAGs, byproducts of chemical reactions in the body’s cells. It is estimated that 60 percent to 80 percent of cases of MPS I are caused by a nonsense mutation.
A clinical study assessing Translarna in nonsense mutation MPSI was initiated in 2015. In the third quarter of 2017 we stopped enrollment and began to wind down our study for Translarna in mucopolysaccharidosis type I caused by nonsense mutation, or nmMPS I, as we encountered difficulties identifying qualified patients for this study.
Spinal muscular atrophy program
Spinal muscular atrophy, or SMA, is a genetic neuromuscular disease characterized by muscle wasting and weakness. The disease generally manifests early in life. SMA is caused by mutation or deletion of the Survival of Motor Neuron 1, or SMN1, gene that encodes the survival of motor neuron, or SMN, protein. The SMN protein is critical to the health and survival of the nerve cells in the spinal cord responsible for muscle contraction. A second gene, SMN2, is very similar to SMN1, except that SMN2 contains a T nucleotide at position 6 in exon 7 that results in alternative splicing and production of reduced levels of functional SMN protein. According to the SMA Foundation, SMA is the leading genetic cause of death in infants and toddlers and that one in approximately 11,000 children is born with the disease. We estimate that SMA affects approximately 20,000 to 30,000 children and adults in the United States, Europe and Japan.

Using our alternative splicing technology and in collaboration with the SMA Foundation, we identified highly potent small molecule splicing modifiers that, in non-clinical studies in cultured cells derived from patients with SMA, increased both the inclusion of exon 7 in the SMN2 mRNA and the levels of SMN protein produced by SMN2. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these orally bioavailable compounds, penetrate the blood-brain barrier and increase the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.
In November 2011, we entered into a collaboration and licensing agreement with Roche which included a $30 million upfront payment, the potential for up to $460 million in milestone payments and royalties on net sales. Roche is responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. A lead development compound, RG7800, was selected to move into IND-enabling studies in August 2013, triggering a milestone payment to us from Roche of $10 million. In 2014, we received two milestone payments from Roche totaling $17.5 million, one in January 2014 upon the initiation of a Phase 1 clinical study of RG7800 and in November 2014, upon the initiation of a Phase 2 clinical study of RG7800. In October 2017, we received a $20 million milestone payment from Roche upon the transition into the pivotal second part of the Sunfish study. We also previously received $13.3 million in sponsored research funding for this program from the Spinal Muscular Atrophy Foundation.
RG7800 was formerly the subject of a Phase 2 randomized, double blind, placebo controlled study called Moonfish in adult and pediatric patients with SMA. Results from the first cohort in Moonfish, which included 16 adult and adolescent SMA patients, demonstrated that SMN protein can be increased with RG7800, providing proof of mechanism for oral small molecule SMN2 splicing modifiers. Up to three-fold increases in the ratio of full length SMN2 mRNA to SMN2Ä7 mRNA and up to two-fold increases in SMN protein were observed versus baseline, as measured in whole blood. RG7800 was well tolerated over 12 weeks at a dose of 10 mg once daily. In addition, a dose-dependent effect on SMN2 alternative splicing was observed in a previous Phase 1 clinical study of RG7800 in healthy volunteers.
Dosing in the Moonfish trial was suspended in April 2015 and the trial was placed on clinical hold to investigate retinal toxicity observed in a longer term monkey nonclinical safety study. Although RG7800 remains a potential product candidate under the SMA program, the Moonfish trial was terminated in December 2016.
A different compound in the SMA collaboration, RG7916, is currently being advanced in development. In October 2016, a two-part clinical study, called Sunfish, initiated in pediatric and adult type 2 and type 3 SMA patients to investigate the safety, tolerability and efficacy of RG7916. Both parts of Sunfish are double-blinded, placebo-controlled, and randomized. Part one of the study was a dose-finding study in 51 type 2 and type 3 SMA patients randomized 2:1 RG7916 vs. placebo and treated for 12 weeks with the primary objective of evaluating the safety, pharmacokinetics, and pharmacodynamics of RG7916 in patients. As presented at the International Scientific Congress on Spinal Muscular Atrophy, Kraków, Poland in January 2018, RG7916 was well tolerated at all doses assessed. There have been no deaths and no drug-related safety findings leading to withdrawal. Bi-monthly ophthalmological monitoring did not show any evidence of retinal toxicity seen in preclinical monkey studies with RG7800. Adverse events were mostly mild, resolved despite ongoing treatment and were reflective of the underlying disease. RG7916 produced a dose-dependent increase in SMN2 FL mRNA and a concomitant decrease in SMN2Ä7 mRNA. SMN protein was increased in a dose-dependent manner up to a median of 2.5-fold. Increases in SMN protein were sustained up to 250 days.
Based on the results from part one of Sunfish, dosing for the second part of the study was selected and the pivotal part two of Sunfish initiated in October 2017, which triggered a $20 million milestone payment to us from Roche. Part one of Sunfish is currently recruiting globally 168 type 2 and type 3 SMA patients who are randomized 2:1 RG7916 vs. placebo for 12 months followed by 12 months of all study participants receiving RG7916 with the primary objective of efficacy of RO7034067 compared to placebo in terms of motor function in Type 2 and non-ambulant Type 3 SMA patients, as assessed by the change from baseline in the total score of the motor function measure (MFM) at 12 months. Both part one and part two of the study will be followed by an open-label extension.
Early interim data from Part 1 of the Sunfish study were also presented at the International Scientific Congress on Spinal Muscular Atrophy, Kraków, Poland in January 2018. In type 1 SMA patients RG7916 was well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. Ophthalmologic monitoring did not show any evidence of the retinal toxicity seen in preclinical monkey studies in any patient exposed to RG7916. Early interim clinical data indicated that no patient lost the ability to swallow and no patient has required tracheostomy or reached permanent ventilation.
In December 2016, a two-part clinical study, called Firefish, also initiated in infants with type 1 SMA. Part one of Firefish is an open-label, dose escalation study in 8 to 24 infants for a minimum of 4 weeks. The primary objective of part one is to assess the safety profile of RG7916 in infants and determine the dose for part two.

Part two is an open-label, single-arm study in approximately 40 infants with type 1 SMA for 24 months. The primary objective of part two is to assess the efficacy of RG7916 measured as the proportion of infants sitting without support after 12 months of treatment, as assessed in the Gross Motor Scale of the Bayley Scales of Infant and Toddler development - Third Edition (BSID-III) (defined as sitting without support for 5 seconds). We anticipate that Firefish will move into the pivotal second part of the study in the first quarter of 2018.
Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of RG7916 in type 2 and type 3 SMA patients who have been previously treated with a survival of motor neuron 2 (SMN2)-targeting therapy, initiated in the first quarter of 2017. As recently presented at the International Scientific Congress on Spinal Muscular Atrophy in Kraków in January 2018, preliminary PD data from three Jewelfish patients showed increases in SMN2 FL/SMNÄ7 mRNA ratio and SMN protein increases of up to 4-fold.
Oncology program
Our product candidate PTC596 is a first-in-class, orally bioavailable and potent small molecule that targets solid tumor cell populations by reducing the activity and amount of BMI1. Elevated levels of BMI1 are associated with aggressive, difficult to treat tumors and a poor prognosis for patients in a wide variety of cancers, including glioblastoma. Notably, PTC596 was specifically developed to cross the blood-brain barrier to allow PTC596 to target tumors within the central nervous system as well. In animal models of cancer using xenografted human tumors, twice-weekly oral dosing of PTC596 provided tumor control, including reduction of tumor size. PTC596 in pairwise combinations with commonly used chemotherapeutic agents such as paclitaxel, DTIC, doxorubicin and gemcitabine effectively controlled tumor growth in these animal models. PTC596 is well tolerated at therapeutically effective doses in animals.
A Phase 1 first-in-human, dose-escalation safety and pharmacokinetic open-label clinical study of PTC596 in advanced cancer patients with solid tumors was initiated in April 2015 and completed in the first quarter of 2017. PTC596 was generally well tolerated as a monotherapy, producing systemic concentrations in patients similar to or exceeding those associated with preclinical activity. Though a protocol-defined maximum tolerated dose was not reached, the dose of 10 mg/kg was deemed intolerable due to pill burden and occurrence of Grade 2 nausea, vomiting, and diarrhea in two of three patients. Data from this study and continued clinical development of PTC596, including reformulation efforts, are expected during 2018.
We received grant funding of $5.4 million for our oncology program from the Wellcome Trust. To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments. Our first such milestone payment of $0.8 million to Wellcome Trust occurred in the second quarter of 2016. For additional information, see “Item 1. Business - Our Collaborations and Funding Arrangements”.
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
Scientific Background of Post-Transcriptional Control Processes
Post-transcriptional control processes are the events that occur in a cell following the transcription of DNA into RNA. These processes regulate, for example, how long RNA molecules last in the cell, how precursor messenger RNA, or pre-mRNA, molecules are spliced, and how efficiently mRNA molecules are translated to produce a protein.
In the majority of human protein-encoding genes, the sequence representing the mature mRNA transcript is not contiguous but rather has an interrupted structure consisting of nucleotide sequences that are removed from the final mRNA product (these sequences are called introns) and nucleotide sequences that are retained in the mature mRNA (exons). The process of intron removal and exon joining is called splicing.
An mRNA contains multiple regions that have specific functions. Although the protein coding region of mRNA contains the information for the amino acid sequence of the protein product, several regions of mRNA do not code for the protein and are known as untranslated regions, or UTRs. They are unique to specific mRNAs or groups of mRNAs and are directly involved in the post-transcriptional control of protein production. Interactions of cellular factors with the UTRs on the mRNA determine when and how much protein is produced as well as how mRNA is degraded and eliminated from the cell.
Our Approach

Our approach to drug discovery and development is to target systematically post-transcriptional control processes by small molecule therapeutics. We believe that focusing on post-transcriptional control processes will enable us to both address known drug targets through new mechanisms of action and to pursue a broad range of targets that have previously not been amenable to drug discovery. We believe that a large number of promising post-transcriptional control drug targets remain unexploited, providing a significant opportunity for our integrated and systematic approach to drug discovery. This approach has broad applicability to address intractable drug targets in a wide variety of diseases for which there is an unmet medical need, including genetic disorders and cancer.
Our RNA Biology Focused Small Molecule Technology Platform
We have developed and assembled an integrated set of proprietary technologies focused on our understanding of RNA biology for the discovery of small molecules that target post-transcriptional control processes. Our technologies enable us to screen our compound library against targets in many different therapeutic areas in an expeditious and cost-effective manner. Our efforts span from target identification and characterization to the identification of selective lead molecules. From these lead molecules, our research team undertakes a chemical optimization program designed to select an appropriate development candidate. We refer to our technologies as GEMS (gene expression modulation by small-molecules), alternative splicing, and nonsense suppression.
Alternative splicing
We use our alternative splicing technology to identify molecules that modulate splicing of the pre-mRNA. Pre-mRNA splicing is a multi-step biochemical reaction. Approximately 94% of all human genes encode pre-mRNAs that undergo splicing. In addition, through alternative splicing, one gene can often generate several mRNA products by including or excluding exons that can result in the mRNA being regulated differently or translated into different proteins. Altered regulation of alternative splicing is the direct cause of many human diseases, including many forms of cancer, SMA, Riley-Day syndrome (familial dysautonomia) and myotonic dystrophy.
We have developed a powerful high-throughput drug discovery technology that enables us to identify small molecule modifiers of pre-mRNA splicing. The technology relies on a sensitive quantification of mRNA directly in human cells or tissue samples. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of the Survival of Motor Neuron 2, or SMN2, mRNA, which is implicated in the genetic disorder SMA. Based on this experience, we believe that other small molecule drug candidates can be rapidly identified that correct alternative splicing of pre-mRNA, promote inclusion of specific exons into mRNA or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes in all therapeutic areas.
GEMS
We use our GEMS technology to identify molecules that modulate gene expression by targeting the post-transcriptional control processes that act through the UTRs of mRNA molecules. The UTRs of mRNA can have important roles in regulating protein production because they contain the instructions for determining the protein production efficiency and how long a given mRNA molecule will remain within the cell before being degraded.
Target proteins of potential biological and medical relevance to human disease are assessed for the prevalence of regulation through the unique UTRs. Once a target is selected, we precisely define the UTR and generate proprietary assays to screen our library of compounds to identify those that enhance or inhibit expression of the target gene by modulating the post-transcriptional control processes that act through the 5’- and 3’- UTRs of the target mRNA.
Nonsense suppression
We use our nonsense suppression technology to identify molecules that promote or enhance readthrough of premature stop codons in the mRNA. The presence of a premature stop codon results in translation termination before a full-length protein can be produced. Our nonsense suppression technologies identify small molecules that increase readthrough at the premature stop codon by facilitating the incorporation of a defined set of amino acids at the site of the premature stop codon resulting in the production a full-length protein. We anticipate that this approach will be applicable to a wide variety of therapeutic areas.
In addition to identifying molecules that increase readthrough, we are identifying molecules that can enhance the nonsense suppression effect of Translarna and other readthrough agents by preventing the decay of nonsense-mutation containing mRNAs, a process known as nonsense mediated decay. We have developed a high throughput screen to identify molecules that increase the level of and stabilize premature stop codon-containing mRNAs. We can evaluate the effect of these molecules alone and in combination with Translarna in cell-based models of disease, identify lead compounds and initiate a chemical optimization program. We are currently in the process of evaluating compounds as single agents and in combination with readthrough compounds in preparation for an optimization program.

Our Collaborations and Funding Arrangements
We currently have ongoing collaborations with Roche and the SMA Foundation. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations. In addition to these material collaboration and funding agreements, which are described in more detail below, during 2015 we announced our research collaboration with Massachusetts General Hospital, or MGH, a Partners Healthcare hospital, for the treatment of rare genetic disorders resulting from pre-mRNA splicing defects pursuant to which we have certain licensing, development and commercialization obligations to MGH.
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
Payments and Contingent Payments.    Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325 million in payments if specified sales milestones are achieved. As of December 31, 2017, we have earned $47.5 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to Phase 2 clinical study in SMA patients. We are also entitled to tiered single-digit to mid-teen royalties on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.
Termination.    Unless terminated earlier, the license and collaboration agreement will expire on the date when no royalty or other payment obligations are or will become due under the agreement. Roche’s termination rights under the license and collaboration agreement include the right to terminate the agreement at any time after November 22, 2013 on a product-by-product and country-by-country basis upon three months’ notice before the launch of the applicable product or upon nine months’ notice thereafter; and the right to terminate the agreement in specified circumstances following a change of control of us. The license and collaboration agreement provides that we or Roche may terminate the agreement in the event of an uncured breach by the other party of a material provision of the agreement, or in the event of the other party’s bankruptcy or insolvency. Upon termination of the collaboration agreement by Roche for convenience or termination by us as a result of Roche’s breach, bankruptcy, change of control or patent challenge, we have the right to assume the development and commercialization of product candidates arising from the license and collaboration agreement. In that event, we may become obligated to pay royalties to Roche on sales of any such product.
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
Wellcome Trust
We have two separate funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our oncology and antibacterial programs. Pursuant to the agreement relating to the antibacterial program, Wellcome Trust awarded us a $5.0 million grant of which we received $4.8 million between 2011 and 2015. We are no longer actively pursuing an antibacterial program and do not expect to receive additional funding under this agreement. The materials terms of these funding agreements are similar in substance, except as described below.
The other agreement, entered into in May 2010, relates to the research and development of small molecule compounds, which we refer to as our oncology program. Pursuant to this agreement, Wellcome Trust awarded us a $5.4 million grant, of which approximately $0.9 million was paid in connection with execution of the agreement and the balance of which was paid to us in 2010 and 2012 based on our achievement of specified milestones.
Development and commercialization.    We own all intellectual property that arises from the conduct of the research programs under these funding agreements, which we refer to as program intellectual property, and are responsible for developing and commercializing the program intellectual property, including PTC596 (for our oncology program), and other compounds. However, we will require Wellcome Trust’s written consent prior to any such development or commercialization. If Wellcome Trust withholds such consent and we and Wellcome Trust are not able to resolve Wellcome Trust’s concerns, the parties have agreed to follow a specified dispute resolution procedure that gives neither party final decision-making authority.
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
Continuing financial obligations-oncology program.    To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product under our oncology program. We made the first development milestone payment of $0.8 million to Wellcome Trust under this agreement during the second quarter of 2016. Additional development and regulatory milestone payments up to an aggregate of $22.4 million may become payable by us under the agreement. For example, in the event a Phase 2 clinical study of a research program candidate, such as PTC596, is commenced, a milestone payment of $2.5 million would become payable by us to Wellcome Trust upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study.
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
As of January 31, 2018, our patent portfolio included a total of 100 active U.S. patents and 22 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts to many of these patents and patent applications. We own or exclusively in-license these patents and patent applications with claims directed to the composition of matter, pharmaceutical formulation and methods of use of many of our compounds, including ataluren, the active ingredient in the formulated product TranslarnaTM.
The patent rights relating to TranslarnaTM (ataluren) owned by us consist of 32 issued U.S. patents relating to composition of matter, methods of use, formulation, dosing regimen and methods of manufacture and multiple pending patent applications relating to composition of matter, methods of use, formulation, and dosing regimen. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. Issued U.S. patents relating to therapeutic method of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, South America, Europe, Middle East, Africa, Asia and Eurasia. We own nine granted European patents relating to composition of matter, uses, dosing regimen and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. The expiration dates of the granted and allowed European patents occur for composition of matter in 2024, for dosing regimen patents in 2026 and 2027, and for the manufacturing process in 2027. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension based on Hatch-Waxman cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended.
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
We presently have no patent rights to protect the approved use of Emflaza, and we rely on non-patent market exclusivity periods under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and the Hatch-Waxman Act to commercialize Emflaza in the United States. See “Item 1. Business-Government Regulation-Hatch-Waxman exclusivity” for further information regarding the exclusivity periods that we rely on.
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
Manufacturing
We do not own or operate manufacturing or distribution facilities for the production of clinical or commercial quantities of Translarna, Emflaza or for our other product candidates or compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical and commercial supplies of Translarna, Emflaza as well as any other product or product candidate that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing.
The active pharmaceutical ingredients in Translarna. Emflaza and our product candidates are provided by third-parties. We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers and the drug substance for our oncology program through another third-party manufacturer.
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
We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled pursuant to two different exclusive supply agreements assumed by us in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of pre-filled Emflaza oral suspension bottles pursuant to one of these agreements, which has an initial term of five years. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of Emflaza, we are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.
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
All of our drug candidates are organic compounds of low molecular weight, generally called small molecules. We have selected these compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and reasonable cost of their starting materials. Translarna is manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2017, and none are currently expected in 2018. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
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
We utilize third parties for the commercial distribution of Emflaza, including a 3PL to warehouse Emflaza as well as a specialty pharmacy to sell and distribute Emflaza to patients. The specialty pharmacy provides us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support.
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
Commercial Matters
Sales and marketing team
Our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and to sales of Emflaza for treatment of DMD in the United States. In addition to the United States and multiple European countries, we have employees in Latin America and Canada. As of December 31, 2017, our commercial team was comprised of approximately 100 employees, including support personnel and members of our commercial team who work with physicians, patient advocacy groups and other stakeholders who are involved in the treatment of patients suffering from DMD and nmDMD.
In addition, in select territories, we have engaged full time consultants, marketing partners and distribution partners to assist us with our international commercialization efforts for Translarna. We continue to evaluate new territories to determine in which geographies we might, if approved, choose to commercialize Translarna ourselves and in which geographies we might choose to collaborate with third parties. We expect that our internal team and partnership network will continue to grow, as needed, to maximize access to patients.
Customers
During 2017, our product revenue was attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.
Emflaza for treatment of DMD is available on a commercial basis throughout the United States. We utilize a single, exclusive specialty pharmacy to sell and distribute Emflaza to patients. The specialty pharmacy receives prescription orders for Emflaza directly from physicians and ships Emflaza directly to the end-user upon fulfillment of the order. As such, there is very little inventory of Emflaza stocked. The ultimate payor for Emflaza is typically a state health insurance program or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.
During 2017, over 10% of our net product sales were attributable to orders from three of our distributors. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 14, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Translarna and Emflaza can generally only be returned if agreed upon in writing by us and the product is not opened nor in receipt by the final user, except in the case of quality issues associated with the product. Product is generally shipped when a specific patient is approved by the applicable government or insurer and an individual prescription has been written. The right of return is eliminated as a matter of course when the product is dispensed to patients. We have never had a request for a product return for either Translarna or Emflaza.
In some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales.
Geographical Information
We view our operations and manage our business in one operating segment. As of and for the years ended December 31, 2017, 2016, and 2015, we have $49.2 million, $1.2 million, and $5.2 million, respectively, in U.S. based revenue. As of and for the years ended December 31, 2017, 2016, and 2015, we have $145.2 million, $81.5 million, and $31.6 million, respectively, in non-U.S. based revenue.
Market Access Considerations
Translarna for the treatment of nmDMD is currently available on a commercial basis in Austria, Czech Republic, Denmark, Hungary, Israel, Italy, Norway, Portugal, Slovakia, and the United Kingdom (including England, Scotland, Northern Ireland, and Wales). Commercial drug is also currently available in Germany, subject to the matters discussed below. We consider Translarna to be commercially available when a reference price for the drug is established in the applicable country and we are permitted to market treatment to patients.
Translarna for the treatment of nmDMD is also currently available through EAP programs in select countries where funded named patient or cohort programs exist, both within the EEA and in other territories. These programs generally reference the EMA’s determinations with respect to our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia, Cyprus, Ecuador, France, Greece, Hong Kong, Kuwait, Spain, Sweden, Switzerland, and Turkey. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or “named” patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories other than France, which is a cohort program.
Our ability to make Translarna available via commercial or EAP programs is dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA as well as the specific obligation to conduct and submit the results of Study 041. See “Item 1. Business-Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy-European Economic Area” and “Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.
Our future revenues from Translarna, Emflaza and any other product candidates we may develop, depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers. Each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to complete. As a result, our commercial launch in the EEA has been and is expected to continue to be on a country-by-country basis and we generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.
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
In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payers. For example, in France, EAP programs and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, we may become obligated to repay such excess amount to the applicable government health program. Such retroactive reimbursement would be made following the conclusion of price negotiations with the applicable government health authority.
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

For Emflaza, we are engaged in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for Emflaza are made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. The specialty pharmacy we utilize provides patient services program to support product access and, when eligible, out-of-pocket assistance.
We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.
For important information regarding market access and pricing and reimbursement considerations see “Item 1. Business-Pharmaceutical Pricing and Reimbursement” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates”.
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
The key competitive factors affecting the success of Translarna, Emflaza and our other product candidates are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.
The competition for Translarna, Emflaza and our other product candidates includes the following:

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

•
Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients.

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
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. See “Item 1A. Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for important information regarding some of the risks to our business arising as a result of government regulation.
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
To market a new drug in the United States, a sponsor generally must undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;

•	submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin;

•	approval by an independent Institutional Review Board, or IRB, prior to initiation and subject to continuing review;

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
The FDA has explained in guidance that some drugs are dependent upon the use of an in vitro diagnostic test, such as when the use of the drug is limited to a specific patient subpopulation that can be identified by using the test. The guidance refers to the diagnostic tests used with these types of drugs as in vitro companion diagnostic devices. According to the guidance, in vitro companion diagnostic devices may require the submission and approval of a preauthorization application before they are marketed. Some in vitro companion diagnostic devices, however, could potentially be cleared through a 510(k) premarket notification submission. The guidance states that the FDA generally will not approve a drug that is dependent upon the use of an in vitro companion diagnostic device if no such device is FDA- approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug without an approved or cleared in vitro companion diagnostic device when the drug is intended to treat a serious or life- threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of drug with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. Because of the severity of dystrophinopathies and the lack of satisfactory available treatments, the FDA confirmed in its recently-issued guidance that it may approve a drug even if an in vitro companion diagnostic device has not yet been approved or cleared, if the benefits from the drug are so pronounced to outweigh the risks posed by the lack of an approved or cleared in vitro companion diagnostic device. The FDA guidance documents represent the FDA’s current thinking on a topic but do not establish legally enforceable responsibilities.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Similarly, the Drug Supply Chain Security Act, or DSCSA, regulates the distribution of prescription pharmaceutical drugs, requiring passage of a pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. The DSCSA added new sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs to protect against the threats of counterfeit, stolen, contaminated, or otherwise harmful drugs in the supply chain.  Among other mandates, the DSCSA requires manufacturers and repackagers to affix or imprint a unique product identifier (comprised of a standardized numerical identifier, lot number, and expiration date of the product) on certain prescription drug packages in both a human-readable and on a machine-readable data carrier.  The standardized numerical identifier is comprised of the product’s corresponding National Drug Code combined with a unique alphanumeric serial number.  A drug product is misbranded if it does not bear the product identifier as required by Section 582 of the FFDC Act.  Section 582 also establishes several requirements relating to the verification of product identifiers. Implementation of the product identifier requirements has imposed and will continue to impose increased costs and administrative burdens and may lead to potential liability associated with the marketing and sale of drug products subject to these requirements. The DSCSA will become effective incrementally over a 10-year period, with serialization of prescription drug products distributed in the U.S. effective as of November 27, 2017 for drug manufacturers. The PDMA, DSCSA, and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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
Orphan drug designation.
We have received orphan drug designation from the FDA for Translarna for the treatment of nonsense mutation cystic fibrosis, or nmCF, nmDMD, nmMPS I, and nonsense mutation aniridia. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and approved Emflaza on February 9, 2017 as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval.
Hatch-Waxman exclusivity.
As we presently have no patent rights to protect the approved use of Emflaza, we rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act to commercialize Emflaza in the United States.
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
The FDCA also provides a shorter three-year period of market exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity may be granted for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity

Pediatric exclusivity is another type of non-patent market exclusivity in the United States and, if granted, provides for the attachment of an additional six months of market protection to the term of any existing Orange Book- listed patents or regulatory exclusivity, including the non-patent exclusivity periods described above. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued “Written Request” for such a study or studies within a specified timeframe prior to the expiration of the underlying patent or market exclusivity period to be extended. We have received such a request from the FDA and we intend to conduct such studies pending finalization of discussions with the FDA on the nature and objective of the required studies.
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
Regulation in the European Union
We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy and aniridia - but have only received conditional marketing authorization for Translarna for the treatment of nmDMD. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of EU market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product and product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.
Overview of application process.    To obtain regulatory approval of a drug under the European Union’s regulatory systems and authorization procedures, an applicant may submit marketing authorization applications under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products, like Translarna for the treatment of nmDMD, and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all EU member states based on a single application. Under the centralized procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co-rapporteur, it prepares a list of potential outstanding issues, referred to as “other concerns” or “major objections”. These are sent to the applicant together with CHMP’s recommendation. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the “other concerns” and/or “major objections” identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are “major objections”.
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
Conditional marketing authorizations.    In specific circumstances, as with Translarna for the treatment of nmDMD, EU legislation enables applicants to obtain a marketing authorization on a conditional basis prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for products designated as orphan medicinal products, if (1) the benefit-risk balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. The granting of a conditional marketing authorization will depend on the applicant’s ability to fulfill the conditions imposed within the agreed upon deadline.
For important information about matters that may adversely affect our ability to renew our conditional marketing authorization for Translarna, see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “Risks Related to Regulatory Approval of our Product and our Product Candidates.”
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
If a marketing authorization is granted in the EEA for a medicinal product, such as the marketing authorization granted for Translarna for the treatment of nmDMD by the European Commission, the marketing authorization holder is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal products that are in addition to the other conditions of the marketing authorization described above. The marketing authorization holder must, for example, comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of EU member states may conduct inspections to verify compliance with applicable requirements, and the marketing authorization holder will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.
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
Early access programs
Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional EAP programs, and some countries may provide reimbursement for drugs provided in the context of such programs. In the European Union, the legal basis for EAP programs, also referred to as named-patient and compassionate use programs, is set out in the EU legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to EAP programs have been adopted and implemented by EU member states in their national laws. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for EAP programs must generally be obtained from national competent authorities, which might not grant such authorization. Obtaining authorization for an EAP program in one country does not ensure that authorization will be obtained in another country. U.S. law permits “expanded access” (also known as compassionate use and treatment use) for certain patients with serious diseases who have no comparable alternative treatment options. To provide expanded access, sponsors must submit detailed regulatory information to the FDA. FDA authorization depends on several different factors, including whether expanded access will interfere with related clinical trials or drug development. Sponsors may not promote products as safe or effective for expanded-access uses.
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
In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high- priced member states), can further reduce prices. In some countries we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product or product candidate to other available therapies in order to obtain reimbursement or pricing approval.
Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example in the United States, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may reduce the profitability of drug products. However, the Trump Administration and Congress already attempted to repeal the Affordable Care Act, and may do so again, which may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
Any regulatory approval of a product is limited to specific diseases and indications for which such product has been deemed safe and effective by the FDA. Coverage by federal healthcare programs, however, may be more limited than the indications for which a drug is approved by the FDA or comparable foreign regulatory authorities’ coverage of the same products. Sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs (such as, in the United States, Medicare and Medicaid), private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the significant research and development challenges and costs and resulting pricing considerations typically associated with drugs developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in connection with drugs that are perceived as having high costs. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors.
The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third- party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our product or product candidates or conduct direct head-to-head studies to demonstrate clinical superiority and cost-effectiveness. Our products and product candidates may not be considered clinically superior and cost-effective to competitor products.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement.
For important information regarding certain pricing and reimbursement matters see “Item 1. Business-Market Access Considerations” and “Item 1A. Risk Factors,” including the risk factor titled “Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.”
Freedom of Information Requests and Affirmative Disclosures
We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization application for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the European Union to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We have appealed the General Court’s decision to the Court of Justice of the European Union and the EMA has confirmed that it will not release the documents while the matter is still subject to the appeal process. However, there can be no assurance that we will be successful in the appeal and we may not ultimately succeed in preventing disclosure of the data in our marketing authorization for Translarna for the treatment of nmDMD. In addition, under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information is now subject to automatic public disclosure. Subject to our limited ability to review and redact a narrow sub-set of confidential commercial information, these new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.
Fraud and Abuse Laws
Any present or future arrangements or interactions with third-party payors, healthcare providers and professionals, patients and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.
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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection. A person or entity need not have knowledge of the statutes or the specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.
The federal False Claims Act, which permits civil whistleblower or qui tam actions, imposes civil liability and penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, as well as for making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. These investigations have involved, for example, allegations of providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses. Potential liability under the federal False Claims Act includes treble damages and significant per claim penalties, currently set at $10,957 to $21,916 (as adjusted for inflation) per false claim. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.
The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to Federal Health Care Programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”). In 2014 and 2016, the Centers for Medicare and Medicaid Services, or CMS, released regulatory guidance (in the form of a final rule) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.
The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law. Pharmaceutical manufacturers are required annually to report and disclose payments and ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Such information is made publicly available by CMS in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for all payments, transfers of value or ownership or investment interests not reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare professionals in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain European Union member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations, or EFPIA, have published codes of conduct to which its members have agreed to abide to, that require the public disclosure of payments made to healthcare professionals and healthcare organizations.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes criminal liability for executing a scheme to defraud any healthcare benefit program and for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.
HIPAA, HITECH, and similar state laws, also impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. Civil and criminal penalties include up to $50,000 per violation plus a criminal fine of up to $250,000 and ten years in prison.
Any continuing efforts by the Trump Administration and the U.S. Congress to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act, could have an impact on fraud and abuse provisions and other requirements, including the Physician Payments Sunshine Act, that were authorized and enacted under the Affordable Care Act.
The foregoing discussion should be read in conjunction with the information appearing under “Item 1A. Risk Factors-Our relationships with customers, healthcare providers and professionals, patients, patient organizations, and third-party payors are or will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.” which contains important information regarding some of the risks to our business arising as a result fraud and abuse laws.
Employees
As of December 31, 2017, we had 373 employees, of whom 366 were employed on a full-time basis, and 34 full-time consultants and contractors. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.
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
We have invested a significant portion of our efforts and financial resources in the development of Translarna for nmDMD and in the acquisition of Emflaza for DMD. Our ability to generate product revenues will depend heavily on the successful development and commercialization of Translarna and our successful integration of Emflaza into our business and commercialization of Emflaza for DMD in the United States. Prior to our commercialization of Emflaza in the United States, we had no history of commercializing pharmaceuticals in the United States.
As we presently have no patent rights to protect the approved use of Emflaza, we rely on the concurrently running market exclusivity periods currently available to us under the Hatch-Waxman Act and the Orphan Drug Act to commercialize Emflaza for DMD in the United States. Additionally, because the FDA has requested that we conduct a pediatric study of Emflaza, we may also rely on an additional six-month term of pediatric exclusivity upon completion of an agreed-upon study. Further, we are obligated to complete certain FDA post-marketing requirements in connection with our marketing authorization of Emflaza. Failure to maintain these market exclusivity periods, obtain the pediatric exclusivity period, complete the FDA post-marketing requirements, maintain our marketing authorization for Emflaza in the United States, or timely execute our commercialization plans for Emflaza, would have a material adverse effect on our business, financial position and results of operations.
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
We are currently pursuing further clinical development efforts for Translarna for the treatment of nmDMD, nonsense mutation aniridia, and nonsense mutation CDKL5/Dravet syndrome. Each genetic disorder has unique genetic and pathophysiological characteristics and we believe that regulators, including the FDA and the EMA, will evaluate the effectiveness of Translarna for any given indication based on the merits of the clinical efficacy evidence available for such indication. However, because we are developing Translarna for the treatment of multiple indications associated with genetic disorders that arise as a result of a nonsense mutation, there is a risk that negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as the negative results of our ACT CF trial for nmCF which we announced in 2017, could adversely affect the perception of the efficacy of Translarna in a different indication. There can be no assurance that regulators, including the FDA and the EMA, will not consider such results when making determinations with respect to our ongoing or future regulatory submissions for marketing authorization of Translarna for any indication, including in connection with the FDA’s Complete Response Letter to our NDA for Translarna for the treatment of nmDMD and the EMA’s annual reassessment of our marketing authorization for Translarna for the treatment of nmDMD, which could have an adverse effect on the outcome of the applicable regulatory review. We have submitted the safety results of ACT CF to regulators with any applicable safety updates and submissions, including the EMA. While the safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified, there can be no assurance that the EMA or other regulators will agree with our interpretation of the safety data from the trial.
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
The success of Emflaza and Translarna will depend on a number of additional factors, including the following:

•	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;

•	the timing and scope of commercial launches;

•	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;

•	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;

•	the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;

•	successful identification of eligible patients;

•	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the drug;

•	the costs, timing and outcome of post-marketing studies and trials for Emflaza and Translarna, including, with respect to Translarna, Study 041;

•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity, including with respect to Emflaza, whether we are able to maintain market exclusivity periods under the Hatch-Waxman Act and Orphan Drug Act or obtain an additional six-month period of pediatric exclusivity;

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
In October 2015, we announced that the primary efficacy endpoint in the ITT population did not achieve statistical significance in ACT DMD. We submitted our analyses of the ACT DMD data and meta-analyses of the combined ACT DMD and Phase 2b subgroup data to the EMA to support continuation of our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization. The EMA and European Commission did not approve our request for full marketing authorization of Translarna for the treatment of nmDMD and, instead, approved the annual renewal of our conditional marketing authorization with the specific obligation to confirm the efficacy and safety of Translarna for the treatment of nmDMD in ambulatory patients age 5 years or older via Study 041.
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
We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing as having a nonsense mutation in the dystrophin gene. Prevalence estimates for rare diseases are uncertain due to the uncertainties associated with the methodologies used to derive estimates, such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. We are launching the first therapy specifically aimed at nmDMD patients. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least five years old (and, therefore, satisfy the conditions for treatment under our current product label in the EEA), are based on our beliefs and estimates derived from a variety of sources and may prove to be either incorrect or subject to additional refinement or characterization on a country specific basis over the coming years. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence of nonsense mutations and other factors. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.
In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older and we also may need to receive marketing authorizations in other territories. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. The marketing authorization was last renewed in June 2017 and is effective, unless extended, through August 5, 2018. Enrolling Study 041 may further reduce the number of patients available for reimbursed treatment.
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
On February 22, 2016, we received a Refuse to File letter from the FDA stating that, in the view of the FDA, both our Phase 2b and Phase 3 ACT DMD trials were negative and do not provide substantial evidence of effectiveness. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. In addition, the FDA noted that our NDA does not contain adequate information regarding the abuse potential of Translarna. In October 2016, the FDA denied our first appeal of the Refuse to File letter. In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that will be mutually agreeable to us and the FDA. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
There is substantial risk that we will not be able to agree with the FDA on the procedures or methods to be used to collect dystrophin data or that any such studies will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD. Even if we are successful in resolving some or all of the matters raised by the FDA in its denial of our appeal of the Complete Response Letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or studies or complete such assessments or analyses, there is substantial risk that the results would not ultimately support the approval of a re-submission of an NDA in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD. Due to these uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States.
The FDA has repeatedly disagreed with our interpretation of the study results for Translarna. In 2010, we filed a NDA for ataluren based on our Phase2b clinical data, which the FDA refused to file. We filed a formal dispute resolution request concerning this decision in 2011 and, in 2012, the FDA reaffirmed its previous decision to refuse to file the 2010 NDA. In its 2016 Refuse to File letter and in its 2017 Complete Response Letter and its denial of our appeal to the Complete Response Letter, the FDA referenced its prior refusal to file relative to the Phase 2b data and our early discussions with the FDA, reiterating the views previously expressed.
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
Our ability to realize the anticipated benefits of our acquisition of Emflaza will depend, to a large extent, on our ability to continue to integrate Emflaza into our business and realize anticipated growth opportunities and synergies. We will be required to devote significant management attention and resources to continue integrating this product into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our commercialization efforts and could adversely affect our business, financial condition and results of operations.
In addition, there may be delays in the processing and adjudication of prescriptions, which can require a significant period of time, in some cases several months, and may be subject to additional third-party payor requirements, including prior authorization and requirements to try other therapies first, which would delay our ability to obtain payment for prescriptions for Emflaza. Further, while we estimate that there are approximately 10,000 DMD patients in the United States who are aged five years or older, these estimates may prove to be incorrect. If the market opportunity for Emflaza is smaller than we believe it is, our business and anticipated revenues will be negatively impacted. There are no guarantees that Emflaza will be commercially successful and we may never achieve significant revenue from sales of the drug.
In addition to the factors above relating to the commercial launch of Emflaza in the United States, our commercialization efforts rely on non-patent market exclusivity periods under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. There are limited circumstances under each of the Orphan Drug Act and the Hatch-Waxman Act that could result in our loss of marketing exclusivity, which could allow a competitor to enter the market. Failure to maintain either market exclusivity period would have a material adverse effect on our ability to commercialize Emflaza.
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

•	disruptions to our manufacturing arrangements with third-party manufacturers, including our exclusive providers of tablet and suspension Emflaza product;

•	disruptions to our third-party distribution channel;

•	difficulties in managing the expanded operations of a significantly larger and more complex company following the acquisition;

•	the diversion of management attention to integration matters;

•	difficulties in achieving anticipated business opportunities and growth prospects from the acquisition;

•	the size of the treatable patient population being smaller than we believe it is;

•	difficulties in assimilating employees and in attracting and retaining key personnel; and

•	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the acquisition.
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
If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials, and, when and if completed, Study 041 and related analyses, or otherwise do not view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of Translarna or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may, among other things:

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
In addition, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF. As a result, we discontinued our clinical development of Translarna for nmCF. We have withdrawn our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA, and do not expect to pursue other marketing authorizations for this indication.
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

•	we may have delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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
After determining that we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in our completed ACT DMD and Phase 2b clinical trials of Translarna for the treatment of nmDMD, we performed subgroup, retrospective, and meta-analyses. We submitted these analyses to the FDA as part of our NDA, taking the position that the totality of clinical data from these trials support the clinical benefit of Translarna for the treatment of nmDMD. In addition, after determining that the primary efficacy endpoint did not achieve statistical significance in ACT DMD or our Phase 2b clinical trial of Translarna for the treatment of nmDMD, we performed retrospective and subgroup analyses that we believe provide sufficient support for concluding that Translarna was active and showed clinically meaningful improvements over placebo in these trials.
We believe that our reliance upon the additional analyses of the results of these trials was warranted, but the FDA typically does not find a retrospective analysis performed after unblinding trial results to be persuasive because it can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results.
Some of our favorable statistical data from these trials also are based on nominal p-values that reflect only one particular comparison when more than one comparison is possible. Typically, a trial result is interpreted as being statistically significant if the chance of the same result occurring with the placebo is less than one in 20, resulting in a p-value of less than 0.05. Nominal p-values cannot be compared to the typical significance level (p-value less than 0.05) to determine statistical significance without adjusting for the testing of multiple dose groups, end points or analyses of subgroups. Because of these limitations, regulatory authorities typically give greater weight to results from pre-specified analyses and adjusted p-values and less weight to results from post-hoc, retrospective analyses and nominal p-values. A p-value is considered nominal if it is the result of one particular comparison prior to any pre-specified multiplicity adjustment, such as when two active treatments are compared to placebo or when two or more subgroups are analyzed. For example, the p-values in ACT DMD for change from baseline at week 48 in the 6-minute walk test, or 6MWT (which we also refer to as 6-minute walk distance, or 6MWD) and each secondary end point timed function test in the pre-specified subgroup of patients with a baseline 300-400 meter 6MWD had p-values of less than 0.05. The FDA considered these p-values to be nominal because of the sequential testing method we used.
On February 22, 2016, we received a Refuse to File, or RTF, letter from the FDA stating the FDA’s opinion that both the Phase 2b and Phase 3 ACT DMD trials were negative and did not provide substantial evidence of effectiveness and that our NDA did not contain adequate information regarding the abuse potential of Translarna. Additionally, the FDA stated that we had proposed a post-hoc adjustment of ACT DMD that eliminates data from a majority of enrolled patients. Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses had a negative impact on the FDA’s interpretation of the results of our Phase 2b trial, ACT DMD and the totality of the data from our clinical trials. The FDA reiterated this view in the Complete Response Letter that it sent to us in October 2017 and its denial of our appeal of that letter.

Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses has also had a negative impact on the EMA’s evaluation of our last application for continued marketing authorization for Translarna for the treatment of nmDMD, including delays in timing of the CHMP’s opinion with respect to the annual renewal of our marketing authorization, and could negatively impact regulatory determinations by regulators in other territories with respect to new or existing authorizations.
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
We are faced with similar challenges in connection with the design of our studies of Translarna in nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5, and such similar challenges existed in our study of nmMPS I, which study we stopped in 2017, because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
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
For example, we amended the study design for our proof-of-concept study for Translarna for the treatment of nmMPS I to include patients currently on enzyme replacement therapy, which contributed to delays in site initiation and patient accrual. Despite the protocol amendment, we continued to encounter difficulties identifying qualified patients for this study and stopped the study due to the lack of patients.
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
For example, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF. As a result, we discontinued our clinical development of Translarna for nmCF and withdrew our type II variation submission with the EMA, which sought approval of Translarna for the treatment of nmCF in the EEA.
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
In addition, because we are developing Translarna for the treatment of different indications, negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as the results from our ACT CF trial for nmCF, could have a negative impact on the perception of the efficacy of Translarna in a different indication, which could have an adverse effect on our commercialization efforts and financial results.
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
Our ongoing commercial strategy for our products involves the development of a commercial infrastructure that spans multiple jurisdictions and is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories, including in the United States, in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous territories, including in the United States, each state, and other countries in which we do business, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, transparency laws and regulations, and unexpected changes in regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize Emflaza in the United States and Translarna in the EEA and other jurisdictions in which it is or may be available will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.
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
All of our revenue from sales of Translarna to date has been generated from countries other than the United States. We have operations in multiple European countries and other territories, including Latin America. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

•	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;

•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;

•	difficulty in staffing and managing international operations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	changes in international medical reimbursement policies and programs;

•	unexpected changes in health care policies of foreign jurisdictions;

•	trade protection measures, including import or export licensing requirements and tariffs;

•	our ability to develop relationships with qualified local distributors and trading companies;

•	political and economic instability in particular foreign economies and markets, in particular in emerging markets, for example in Brazil;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing labor regulations and business practices; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

For example, we face risks arising out of the potential uncertainty caused by the June 2016 vote in the United Kingdom in favor of exiting the European Union, commonly referred to as Brexit. In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal. Uncertainty over the terms of the UK’s withdrawal from the EU could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and, in the event that such foreign exchange volatility were to continue, it could cause volatility in our quarterly financial results. In addition, if the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new regulatory costs and challenges.
In addition, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets. Some countries within emerging markets, including those in Latin America, may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on health care. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.
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
There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics recently received approval in the United States for a treatment addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene (Sarepta, Daiichi Sankyo, Eloxx and Nippon Shinyaku).
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
Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the U.S. DMD market from prednisone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients.
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
Even if we are able to commercialize Translarna for the treatment of nmDMD on a broad scale, commercialize Emflaza for the treatment of DMD in the United States, or commercialize Translarna for other indications or any other product candidate that we develop, Translarna, Emflaza and any other product or product candidate may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
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
The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the EEA, require approval of the sale (list) price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations, in some countries at national as well as regional levels, that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, including Emflaza and Translarna or other product candidates, even following marketing authorization.
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
Reimbursement levels may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for Emflaza and for Translarna has been and is expected to continue to be, particularly difficult due to price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization and the requirement to try other therapies first. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including Emflaza or Translarna. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization, including Emflaza or Translarna.
There may be significant delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the drug’s approved indications as determined by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws, enforcement policies or administrative determinations that presently restrict the importation of drugs into the United States from other countries where they may be sold at lower prices.
In the United States, third-party payors include federal health care programs, such as Medicare, Medicaid, TRICARE, and Veterans Health Administration programs; managed care providers, private health insurers and other organizations. Several of the U.S. federal health care programs require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. The amount of the rebate for each product is based on a statutory formula and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with states’ establishment of preferred drug lists. A further requirement for Medicaid coverage is that the manufacturer enter into a Federal Supply Schedule (FSS) agreement with the Secretary for Veterans Affairs to extend discounted pricing to the Veterans Health Administration.
Similarly, in order for a covered outpatient drug to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts on the covered outpatient drug to entities that are enrolled and participating in the 340B drug pricing program, which is a federal program that requires manufacturers to provide discounts to certain statutorily-defined safety-net providers. The 340B discount for each product is calculated based on certain Medicaid Drug Rebate Program metrics that manufacturers are required to report to CMS.
Emflaza is also eligible for reimbursement under the Medicare Part D program. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D prescription drug formularies are required to include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain.
In addition, U.S. private health insurers often rely upon Medicare coverage policies and payment limitations in setting their own coverage and reimbursement policies. Any such coverage or payment limitations may result in a similar reduction in payments from non-governmental payors. Payment by private payors is also subject to payor-determined coverage and reimbursement policies that vary considerably and are subject to change without notice. We expect that coverage and reimbursement of Emflaza in the United States will vary from commercial payor to commercial payor. Many commercial payors, such as managed care plans, manage access to prescription drugs partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Exclusion from policies can directly reduce product usage in the payor’s patient population and may negatively impact utilization in other payor plans, as well.
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
Moreover, in 2017, the U.S. Congress considered legislation to modify, repeal, or otherwise invalidate all, or certain provisions of, the 2010 U.S. healthcare reform legislation (the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act), which could have an impact on coverage and reimbursement for healthcare items and services covered by the federal and state healthcare programs as well as plans in the private health insurance market. The so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017. The Trump Administration and the U.S. Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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
Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.
We collect, store and transmit large amounts of confidential information, including personal information and information relating to intellectual property, on internal information systems and through the information systems of third-party vendors with whom we contract. Despite the implementation of security measures, these information systems are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet or other mechanisms, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, criminals, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit clinical trials or commercialization of any current or future products.
We face an inherent risk of product liability exposure related to the commercialization of Translarna, Emflaza and any other product that we may market or commercialize, and in connection with the human clinical trials testing of our products and product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for our products or any product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	the inability to continue current clinical trials or begin planned clinical trials;

•	withdrawal or reduced enrollment of clinical trial participants;

•	significant costs to defend the related claims/litigation;

•	increased insurance costs, or an inability to maintain appropriate insurance coverage;

•	substantial monetary awards to trial participants, patients and/or their families;

•	loss of revenue;

•	the inability to commercialize or to continue commercializing any products or product candidates; and

•	the withdrawal of products from the market, or the cessation of development or regulatory disapproval of product candidates.
We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed EAP programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible, which was extended to cover corresponding risks for Emflaza at the time of its acquisition. Our insurance limits may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we commercialize Translarna and Emflaza, or as and when we begin commercializing any other product candidate that receives marketing authorization. The cost of insurance coverage is highly variable, based on a wide range of factors. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.
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
In addition, we initiated separate Phase 2 clinical trials of Translarna for the treatment of hemophilia in 2009 and the metabolic disorder methylmalomic acidemia in 2010, but then suspended these clinical trials to focus on the development of Translarna for nmDMD and nmCF when we found variability in the assays used in these trials and preliminary data from these trials did not indicate definitive evidence of activity. We also initiated a Phase 2 clinical trial of Translarna for treatment of mucopolysaccharidosis type I caused by nonsense mutation in 2015, but in the third quarter of 2017 we stopped enrollment and began to wind down this study due to difficulties identifying qualified patients. In March 2017, we discontinued our clinical development of Translarna for nmCF based on the negative outcome of a Phase 3 clinical trial. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.
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
Since inception, we have incurred significant operating losses. As of December 31, 2017, we had an accumulated deficit of $814.1 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and Emflaza. We expect to continue to generate operating losses through 2018 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter.
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
If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with the specific obligation to complete Study 041 or any other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions, which would have a materially adverse effect on our business. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization in the EEA. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or a reimbursed early access program, or EAP program, and throughout all territories. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “Our marketing authorization in the EEA for

Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by September 2021, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, and throughout all territories, which would have a material adverse effect on our business, financial performance and results of operations."
We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States, whether pursuant to the formal dispute resolution request process with the FDA, or otherwise, will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Development and Commercialization of our Products and our Product Candidates” titled, “If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
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
In addition to the foregoing, we expect to continue to incur significant costs in connection with our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our oncology program.
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
We also could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers and the derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors, as described under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K, or any other such lawsuits brought against us in the future.
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

•
maintaining orphan exclusivity for Emflaza and successfully completing all FDA post-marketing requirements with respect to Emflaza or meeting any requirements to obtain any grant of pediatric exclusivity;

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

•
advancing Translarna for the treatment of nmDMD in the United States in a timely manner, or at all, including resolving the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for nmDMD, performing additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

•	expanding the territories in which we are approved to market Translarna for the treatment of nmDMD;

•	minimizing the enrollment impact of Study 041 on commercialization efforts for Translarna for nmDMD;

•
developing Translarna for the treatment of additional indications, including nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and successfully advancing our other programs and collaborations, including our oncology and SMA programs;

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
We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
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

•
our ability to maintain orphan exclusivity for, and successfully complete all FDA post-marketing requirements with respect to, Emflaza, or meet any requirements to obtain any grant of pediatric exclusivity;

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

•
the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including our ability to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for nmDMD, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

•
the progress and results of our pediatric study of Translarna for the treatment of nmDMD, our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our oncology program;

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
Accordingly, we may need to continue to rely on additional financing in connection with our continuing operations and to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or based on strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisition of Emflaza. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

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
Our ability to develop product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, and conduct sales and marketing activities necessary for a successful full scale product commercialization is largely limited to our activities with respect to the marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of the specific obligation to conduct and report to the EMA Study 041. In addition, other than our marketing authorization in the EEA and the marketing authorizations granted in Israel and South Korea (which are largely contingent upon continued EMA approval), we have not proven our ability to successfully obtain marketing authorizations to sell our products or product candidates. Other than our recent commercialization for Emflaza, we have no history of commercializing pharmaceutical products in the United States. Further, we may not successfully complete development of other product candidates. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, including, and not limited to, those related to our commercialization of Emflaza and integration of Emflaza into our business.
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
Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. In addition, under the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) enacted on December 22, 2017, the deductibility of federal net operating losses incurred in 2018 and in future years generally is limited to 80% of taxable income for each taxable year, although such losses may be carried forward indefinitely.  Therefore, we cannot predict with certainty when, or whether the Company will generate sufficient taxable income to use all of our NOLs.
Changes in our effective income tax rates and the 2017 Tax Act and future changes to U.S. and non-U.S. tax laws could adversely affect our results of operations.
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
In October 2015, the OECD published “final reports” and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. The measures have, among other things, resulted in the development of a multilateral instrument, or MLI, to incorporate and facilitate changes to tax treaties. In June 2017, a number of countries signed the MLI. In addition, in January 2016, the EU Commission announced an Anti-Tax Avoidance Package containing measures to regulate certain elements of tax planning further and to boost tax transparency for consideration by the European Parliament and Council. In July 2016, the Economic and Financial Affairs Council adopted a Council Directive forming part of the EU Anti-Tax Avoidance Package and building upon the OECD BEPS recommendations. EU Member States are required to implement the directive into their domestic laws by December 31, 2018 (or December 31, 2019 in the case of provisions on exit taxation). Further changes, including to the directive, have been proposed as part of an EU corporate tax reform package published in October 2016.
Changes arising from any proposals introduced in connections with the possible new OECD and EU measures could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations.
Additionally, in the United States, the 2017 Tax Act was enacted on December 22, 2017, making significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective in January 2018. The overall impact of the new federal tax law is uncertain. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law. In addition, it is uncertain how various states will respond to the 2017 Tax Act.
Although we monitor actual and potential changes to the tax laws in the United States and other jurisdictions, it is very difficult to assess to what extent these changes may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, cash flows, effective tax rate, financial position and results of operations.
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
Conditional marketing authorizations based on incomplete clinical data, including our marketing authorization for Translarna for the treatment of nmDMD, may be granted in the EEA for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the EMA determines that the benefit-risk balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations or conditions, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are only valid for one year, and must be renewed annually by the European Commission after an assessment by the EMA of the ongoing positive benefit-risk balance in favor of continued authorization and the need for additional or modified conditions.
We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our satisfaction of the specific obligation to conduct and submit the results of Study 041 by September 2021 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We are also required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.
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
Translarna, Emflaza, and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA and by comparable authorities in other countries. Failure to obtain or renew marketing authorization for Translarna or any product candidate, or maintain our marketing authorization for Emflaza in the United States will prevent us from commercializing such product or product candidate.
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
We have only limited experience in filing and supporting the applications necessary to obtain marketing authorizations for product candidates and expect to continue to rely on third-party contract research organizations to assist us in this process. Securing marketing authorization requires the timely preparation and submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. In response to changes in the regulatory environment or requests from regulators, we may elect, or be obliged, to postpone a regulatory submission to include additional analyses, including those intended to strengthen our submission or facilitate regulator review, which could cause delays in getting our products to market and substantially increase our costs. Securing marketing authorization also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that Translarna or any of our other product candidates are not effective or are only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing authorization or that prevent or limit commercial use.

The process of obtaining marketing authorizations is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing authorization of a product candidate. Any marketing authorization we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. For example, the marketing authorization granted on a conditional basis by the EMA in the EEA for Translarna is limited to ambulatory nmDMD patients aged five years and older who have been identified through genetic testing and is subject to the specific obligation to conduct Study 041 and annual reassessment by the EMA of the benefit-risk analysis. Additionally, we are obligated to complete certain post-marketing requirements in connection with the FDA's approval of Emflaza, including pre-clinical and clinical safety studies.
In addition, marketing authorizations in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and marketing authorizations and pricing approvals do not ensure that reimbursement will be obtained.
We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU If our competitors are able to obtain orphan drug designations for their products in the United States and those products are determined by the FDA to be the “same drug” as our products or product candidate(s) under applicable FDA standards, we may not be able to obtain approval for a significant period of time. Similarly, if our competitors are able to obtain orphan drug designations for their products in the EU and those products can be classified as a “similar medicinal product” within the meaning of EU law, we may not be able to obtain approval by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, Becker muscular dystrophy (in the EU), and nonsense mutation aniridia. The FDA has also granted an orphan drug designation to RG7916, a compound under development in our SMA collaboration with Roche and the SMA Foundation. In the EU, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has received such a designation, the product is entitled to 10 years of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. However, in the European Union, generic medicinal products that rely on the independently generated data submitted as part of a full marketing authorization application dossier of an authorized medicinal product, a “reference product”, may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference product.
In the European Union, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication.
In the United States, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same indication for that time period. For a drug such as Translarna, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use.
Obtaining orphan drug exclusivity for Translarna for these indications, both in the European Union and in the United States, may be important to the product candidate’s success. If a competitor obtains an orphan drug designation for and approval of a product with orphan drug exclusivity with the same indication as Translarna before we do and if the competitor’s product is the same drug, in the United States or a similar medicinal product, in the EU, as ours, we could be excluded from the market for a period of time. Even if we obtain orphan drug exclusivity for Translarna for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna is shown to be “clinically superior” to our product candidate as determined by the FDA, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as Translarna if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. The same considerations would apply to any of our orphan product candidates.

The respective orphan designation and exclusivity frameworks in the United States and in the EU are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or United States orphan designations in the future.
We rely on non-patent market exclusivity periods under the Hatch-Waxman Act and the Orphan Drug Act to commercialize Emflaza for the approved indication in the United States and failure to maintain either exclusivity period would have a material adverse effect on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial statements and results of operations.
As we presently have no patent rights to protect the approved use of Emflaza, we rely on non-patent market exclusivity periods under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, to commercialize Emflaza in the United States.
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
We expect that Emflaza will have a seven-year exclusive marketing period in the United States for the approved orphan indication, which commenced on February 9, 2017 (the date of FDA approval), under the Orphan Drug Act as well as a concurrent five-year exclusive marketing period in the United States for the active ingredient in Emflaza under the provisions of the Hatch-Waxman Act. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and later approved Emflaza as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval.
Under the Orphan Drug Act, during the seven-year exclusivity period, the FDA may not approve any other applications to market any drug considered the “same drug” as the drug with the orphan drug exclusivity for the same rare disease or condition, except in limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product to the product with orphan drug exclusivity through a demonstration of superior safety, superior efficacy, or a major contribution to patient care. In addition, if a company seeks orphan drug designation for a drug considered the “same drug” as a drug previously approved for the orphan indication at issue, the FDA will not designate the “same drug” as an orphan drug unless the company articulates a plausible hypothesis of the clinical superiority of its drug to the approved drug, and, following such designation, if the previously approved drug has unexpired orphan drug exclusivity, the FDA will not approve the subsequent drug unless the sponsor demonstrates clinical superiority over the previously approved drug prior to approval. As a result, in the event that a competitive product that is the “same drug” or a similar medicinal product as Emflaza is shown to be “clinically superior” to Emflaza as determined by the FDA, our orphan drug exclusivity will not block the approval of such competitive product. In addition, orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.
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
Under the Hatch-Waxman Act, a five-year period of exclusivity is granted to NDAs for products, such as Emflaza, containing chemical entities never previously approved by the FDA either alone or in combination with another drug substance that contains a previously approved active moiety. During the five-year exclusivity period, third parties may not submit certain types of applications to the FDA, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement with respect to any patents of the exclusivity holder covering the drug product. The two types of applications prevented by Hatch-Waxman exclusivity are 505(b)(2) applications and abbreviated new drug applications, or ANDAs. A 505(b)(2) application allows the FDA to rely for approval of an NDA on data not developed by the applicant such as published literature or the FDA’s finding of safety and effectiveness of a previously approved drug. An ANDA is an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use, among other things to a previously approved application (known as the reference listed drug). ANDAs do not contain clinical studies as required in full NDAs but are required to contain information establishing bioequivalence to the reference listed drug, allowing the FDA to use this bioequivalence information to rely on the prior finding of safety and efficacy for the reference listed drug. Exclusivity under the Hatch-Waxman Act does not prevent the submission, filing and approval of a full NDA containing full reports of investigations of safety and effectiveness either owned by the applicant or to which the applicant has obtained a right of reference. As a result, it is possible that we will not realize the full period of market exclusivity under the Hatch-Waxman Act.
Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period and the five-year exclusivity period for new chemical entities. This six-month exclusivity may be granted if the FDA determines that information relating to the use of the new drug in a pediatric population may produce health benefits in that population and issues a written request to the sponsor for such data, and the sponsor submits pediatric data that meet the conditions of the written request within prescribed time periods. We have received such a request from the FDA and we intend to conduct such studies pending finalization of discussions with the FDA on the nature and objective of the required studies needed to obtain such data. There is no guarantee that we will be able to initiate the necessary study, and to the extent that a study is initiated, there is no guarantee of its completion and submission to the FDA within the required timeframe to be granted pediatric exclusivity or that the FDA would grant the additional six-month pediatric exclusivity period.
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
We, Translarna, Emflaza, our product candidates, our operations, our facilities, our suppliers and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.
We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, we and our third-party service providers must comply on a continuous basis with a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing authorization. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional clinical trials and studies to confirm safety and effectiveness in a broader commercial use population may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post marketing programs. We are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for Emflaza in the United States, including pre-clinical and clinical safety studies, and there is no guarantee that the post-marketing trial and studies will not result in changes to Emflaza’s labeling or that they will support the continued approval of Emflaza in the United States. Commencement of the post-marketing trial and studies is pending feedback from the FDA. There is no guarantee that we will be able to complete our post-marketing obligations in accordance with the established timetables. Failure to complete the required studies in accordance with the established timetables or failure to provide the requisite periodic reports on the status of post-marketing studies in the absence of good cause could result in an enforcement action. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.
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
The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to complete. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in many EEA countries, we have only received both pricing and reimbursement approval on terms that are acceptable to us in a limited number of countries.
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

•
Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and similar state laws, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and may impose criminal and civil liability for violations of these obligations. In addition, international data protection laws including the European Union Data Protection Directive, the European General Data Protection Regulation, and member state implementing legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored outside of the United

States. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.
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
Similarly, in the United States, the Affordable Care Act contains provisions that may reduce the profitability of drug products. However, the current Presidential Administration and U.S. Congress have expressed a desire to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act, which has contributed to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.
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

Legislative and regulatory proposals have also been made to expand post-approval requirements, limit regulatory exclusivity periods or the applicability of such exclusivity periods, and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative or regulatory changes will be enacted in any territory in which we are authorized, or become authorized, to market Translarna, Emflaza, or any of our other product candidates, or whether applicable regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our products or product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or by comparable foreign bodies overseeing regulatory authorities in other territories may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict how future changes relating to pre- and post-marketing approval and requirements will affect our business.
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
We do not directly control the manufacturing of our products and product candidates, and we are completely dependent on, our contract manufacturers for compliance with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or similar regulatory requirements outside the European Union and the United States for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EMA, FDA, or other foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the EMA, FDA, or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved.
We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers and the drug substance for our oncology program through another third-party manufacturer. We engage two separate manufacturers to provide bulk drug product for Translarna. We have a relationship with three manufacturers that are capable of providing fill and finish services for our finished commercial and clinical Translarna product, although we are still in the process of finalizing arrangements with one of these manufacturers with respect to commercial product services.
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of Translarna or any of our product candidates, although we may seek to establish such arrangements in the future. In the event that we are unable to procure supply from a validated manufacturer, we would seek to identify and qualify replacement suppliers, however this process would likely delay our ability to supply Translarna to patients or advance our clinical trials. We may be unable to conclude agreements for commercial or clinical supply of Translarna with third-party manufacturers, or we may be unable to do so on acceptable terms.
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
We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled through two different exclusive supply agreements that we assumed in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of pre-filled Emflaza oral suspension bottles pursuant to one of these agreements, which has an initial term of five years. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of Emflaza, we are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.
If our drug substance provider or either of our drug product manufacturers becomes unable to provide drug substance or manufacture Emflaza product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, as we presently have no patent rights to protect the approved use of Emflaza, we expect to rely upon market exclusivity periods available to us under the Orphan Drug Act and Hatch-Waxman Act to commercialize Emflaza for DMD in the United States. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of the drug's orphan exclusivity in the United States, which would have a material adverse effect on our ability to generate revenue from sales of Emflaza.
We utilize third parties for the commercial distribution of Emflaza, including a 3PL to warehouse Emflaza as well as a specialty pharmacy to sell and distribute Emflaza to patients. The specialty pharmacy provides us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support. If we are unable to effectively manage this distribution process, the continuance of our commercial launch and sales of Emflaza may be delayed or compromised.
Even if we are able to establish and maintain arrangements with third-party manufacturers and distributors, reliance on such service providers as well as the use of specialty pharmacies and a call center entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

•	the possibility of commercial supplies of Translarna or Emflaza not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;

•	the possibility of third-party resources not being devoted in the manner necessary to satisfy our requirements within the expected time frame;

•
the possibility of third parties not providing us with accurate or timely information regarding their inventories, the number of patients who are using Emflaza, or serious adverse events and/or product complaints regarding Emflaza;

•	the possibility of third parties being unable to satisfy their financial obligations to us or to others; and

•	the possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of Translarna or Emflaza and any of our product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, or raw material shortages.
In addition, third-party manufacturers or distributors may not be able to comply with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or similar regulatory requirements outside the European Union and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, any of which could significantly and adversely affect supplies of Translarna, Emflaza or our product candidates and our business, results of operations and financial condition could be materially adversely affected.

Our products and our product candidates and any other products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, changes in cGMP regulations could negatively impact the ability of our contract manufacturers to complete the manufacturing process of our products and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively.
If the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should, prior to the time that we have validated alternative providers, cease to continue to do so for any reason, we likely would experience delays in our ability to supply Translarna or Emflaza to patients or in our ability to advance our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of Translarna, Emflaza or our product candidates or the drug substances used to manufacture them, we will lose commercial sales revenue and it will be more difficult for us to develop our product candidates and compete effectively.
Third parties might illegally distribute and sell counterfeit or unfit versions of our products that do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
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
We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and ability to successfully perform the functions assigned to them in these arrangements. In particular, the successful development of a product candidate from our spinal muscular atrophy program will depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche continues clinical development of the current clinical candidate or pursues clinical development of any other compounds identified under the collaborations.
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

•
collaborators could independently develop, or develop with third parties, products that replace or compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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

•
we may grant exclusive rights for our products or product candidates to our collaborators, which would prevent us from collaborating with others, or from using our products or product candidates ourselves;

•
disputes may arise between the collaborators and us that result in the delay or termination of the collaboration, which may include ending research, development or commercialization activities for our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

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
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborators’ resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborators’ evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, intellectual property rights, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the European Union to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We have appealed the General Court’s decision to the Court of Justice of the European Union and the EMA has confirmed that it will not release the documents while the matter is still subject to the appeal process. However, there can be no assurance that we will be successful in the appeal and we may not ultimately succeed in preventing disclosure of the data in our marketing authorization for Translarna for the treatment of nmDMD.
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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceeding, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates are disclosed while approaching commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. Since patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, with new publications occurring continuously, there may be patents or patent applications relating to our product or our product candidates that we are unaware of. There may also be pending or future patent applications that, if issued, would block us from commercializing Translarna or Emflaza. Thus, we do not know with certainty whether Translarna, Emflaza, or any of our other product candidates, or our commercialization thereof, would or would not infringe any third party’s intellectual property.
If we are found to infringe a third party’s intellectual property rights, or in order to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing an alleged infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorney’s fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product or our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
Certain of the products we market have no or limited patent protection and, as a result, potential competitors face fewer regulatory barriers in introducing competing products. Without patent protection or other regulatory exclusivity, we may not be able to exclude others from, among other things, selling or importing similar products in any jurisdiction. In some instances, we may rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, although we may be unable to provide adequate protection for our commercial position via these means. In other instances, we may need to rely on regulatory exclusivity to protect our commercial position.
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
Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K for information concerning a securities class action lawsuit initiated against us and certain of our current and former executive officers during the first quarter of 2016 and derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors during the third quarter of 2017. In addition, we could be the target of other such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal facilities consist of approximately 90,000 square feet of research and office space located at 100, 200 and 250 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under a lease that expires in 2019, with two consecutive five-year renewal options to renew the lease after 2019. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2023.  We also lease office space in other countries to support our operations as a global organization, but these leases are not material to us.
Item 3.    Legal Proceedings
In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our former Chief Financial Officer. The lawsuits have been consolidated into one action captioned In re PTC Therapeutics, Inc. Securities Litigation, No. 16-1224 (KM) (the “Securities Class Action”). A consolidated amended complaint was filed on January 13, 2017. The complaint alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between November 6, 2014 and February 23, 2016, as well as attorneys’ fees and costs. On February 14, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On August 28, 2017, the motion to dismiss was granted in part and denied in part. On September 25, 2017, defendants filed an answer and affirmative defenses to the consolidated amended complaint. On January 10, 2018, the parties agreed to a settlement in principle of all legal claims, subject to court approval, which will be funded by the Company’s insurance subject to the applicable deductible.
On September 19, 2017, a purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against our Chief Executive Officer, our former Chief Financial Officer, and current or former directors (Michael Schmertzler; Richard Aldrich; Allan Jacobson; Adam Koppel; Michael Kranda; C. Geoffrey McDonough; Ronald C. Renaud, Jr.; David P. Southwell; Jerome Zeldis; and Glenn D. Steele, Jr.), with the caption Choi v. Peltz, et al., No. 17-cv-07216. The Company is named as a nominal defendant. On October 10, 2017, another purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Kim v. Peltz, et al., No. 17-cv-08062. The Choi and Kim actions have been consolidated and captioned In re PTC Therapeutics, Inc. Derivative Litigation, No. 17-cv-07216 (the “Consolidated Derivative Action”). On January 17, 2018, a third purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Lee v. Peltz, et al., No. 2:18-cv-00730 (together with the Consolidated Derivative Action, the “Derivative Actions”). The Derivative Actions allege violations of Section 14(a) of the Securities Exchange Act of 1934, breaches of defendants’ fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement based on allegations that defendants made or approved improper statements regarding the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The Derivative Actions seek, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing (including fees associated with the Securities Class Action), an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. On February 12, 2018, the Defendants moved to dismiss the Consolidated Derivative Action.
Item 4.    Mine Safety Disclosures
None.

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
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market:

	High	Low
Year ended December 31, 2017
First quarter	$16.50	$8.12
Second quarter	$18.86	$9.41
Third quarter	$22.00	$14.56
Fourth quarter	$21.58	$14.87
Year ended December 31, 2016
First quarter	$31.89	$5.27
Second quarter	$10.15	$5.78
Third quarter	$14.35	$5.64
Fourth quarter	$14.57	$4.03
Holders
As of February 28, 2018, there were 166 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
Inducement stock option awards
Pursuant to the Nasdaq inducement grant exception, during the quarter ended December 31, 2017, we issued options to purchase an aggregate of 99,000 shares of common stock to certain new hire employees at a weighted-average exercise price of $16.13 per share. The shares underlying these option awards have been registered on a Form S-8 registration statement.
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

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenue	$174,066	$81,447	$33,696	$717	$—
Collaboration and grant revenue	20,326	1,258	3,070	24,528	34,696
Total revenues	194,392	82,705	36,766	25,245	34,696
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	4,577	—	—	—	—
Amortization of acquired intangible asset	15,380	—	—	—	—
Research and development	117,456	117,633	121,816	79,838	54,875
Selling, general and administrative	121,271	97,130	82,080	44,820	25,219
Total operating expenses	258,684	214,763	203,896	124,658	80,094
Loss from operations	(64,292)	(132,058)	(167,130)	(99,413)	(45,398)
Interest (expense) income, net	(12,094)	(8,276)	(2,367)	1,180	(6,084)
Loss on extinguishment of debt	—	—	—	—	(130)
Other (expense) income, net	(1,279)	(1,207)	(465)	(213)	38
Loss before income tax (expense) benefit	(77,665)	(141,541)	(169,962)	(98,446)	(51,574)
Income tax (expense) benefit	(1,335)	(569)	(485)	4,693	—
Net loss	(79,000)	(142,110)	(170,447)	(93,753)	(51,574)
Deemed dividend	—	—	—	—	(18,249)
Gain on exchange of convertible preferred stock in connection with recapitalization	—	—	—	—	3,391
Net (loss) income attributable to common stockholders	$(79,000)	$(142,110)	$(170,447)	$(93,753)	$(66,432)
Net (loss) income attributable to common stockholders per share:
Basic	$(2.02)	$(4.17)	$(5.07)	$(2.97)	$(5.18)
Diluted	$(2.02)	$(4.17)	$(5.07)	$(2.97)	$(5.18)
Weighted-average shares outstanding:
Basic	39,183,073	34,044,584	33,626,248	31,565,310	12,829,411
Diluted	39,183,073	34,044,584	33,626,248	31,565,310	12,829,411

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$191,246	$231,666	$338,925	$315,241	$142,467
Working Capital	167,015	211,662	310,563	291,096	131,890
Total assets*	391,653	269,345	365,281	333,219	151,903
Long-term debt*	144,971	98,216	91,848	—	49
Accumulated deficit	(814,108)	(735,108)	(592,998)	(422,551)	(328,798)
Total stockholders’ equity	156,437	119,583	226,001	298,467	136,542

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
We are a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. We have launched two rare disease products and have a global commercial footprint. Our recent ability to commercialize products is the foundation that drives our continued investment in a robust pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need.
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. During the year ended December 31, 2017, we recognized $145.2 million in sales of Translarna. Translarna is currently available for the treatment of nmDMD in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During the year ended December 31, 2017, Emflaza achieved net sales of $28.8 million.
Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. This marketing authorization is further subject to a specific obligation to conduct and submit the results of a18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2021.
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
There is substantial risk that if we are unable to renew our EEA marketing authorization during any annual renewal cycle, or if our product label is materially restricted, or if Study 041 does not provide the data necessary to maintain our marketing authorization, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that will be mutually agreeable to us and the FDA. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
There is substantial risk that we will not be able to agree with the FDA on the procedures or methods to be used to collect dystrophin data or that any such studies will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD.

Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications including nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5.
Our spinal muscular atrophy (SMA) collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently our collaboration has three clinical trials ongoing to evaluate the safety and effectiveness of RG7916 (RO7034067), the lead compound in the SMA program. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. In October 2017, Sunfish transitioned into the pivotal second part of its study, which triggered a $20 million milestone payment to us from Roche. Preliminary data from the Sunfish trial were presented in January 2018 at the International Scientific Congress on Spinal Muscular Atrophy. RG7916 was well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. In Sunfish, the data demonstrate that the five cohorts treated with RG7916 for at least 28 days had an exposure-dependent increase in SMN protein. Early interim data from the Firefish trial were also presented in January 2018 at the International Scientific Congress on Spinal Muscular Atrophy and demonstrated maintenance of the ability to swallow and no need for tracheostomy or permanent ventilation. Overall survival were also presented. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for SMA Type 1 infants to be between 8 and 10.5 months.
In addition, we have a pipeline of product candidates that are in early clinical and preclinical development. Our preclinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including neuromuscular disease and oncology.
Overview—Funding
The success of Translarna, Emflaza and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2017, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our EAP programs and in countries in the EEA where we were able to obtain acceptable commercial pricing and reimbursement terms, and from sales of Emflaza for the treatment of DMD in the United States.
See “Item 1. Business—Commercial Matters—Market Access Considerations” for additional information and “Item 1A. Risk Factors—Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.”
On April 20, 2017, we completed our acquisition of all rights to Emflaza, or the Transaction, for total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock, which was determined by dividing $65.0 million by the volume weighted average price per share of our common stock on the Nasdaq Stock Market for the 15 trading-day period ending on the third trading day immediately preceding the closing.

On May 5, 2017, we entered into a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, that provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (on or prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing 12 month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014 and in October 2014, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States.
As of December 31, 2017, we had an accumulated deficit of $814.1 million. We had a net loss of $79.0 million and $142.1 million for the fiscal years ended December 31, 2017 and 2016, respectively.

We anticipate that our expenses will increase in connection with our commercialization efforts in the United States, the EEA and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our oncology program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company including significant legal, accounting, investor relations and other expenses. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers and the derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors, as described under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.
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
Financial operations overview
To date, our net product sales have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the United States and sales of Emflaza for the treatment of DMD in the United States. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.
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

In October 2017, we announced that the joint development program in SMA with Roche and SMAF had transitioned into the pivotal second part of its study evaluating the efficacy and safety of RG7916 in pediatric and adult Type 2/3 SMA patients. The achievement of this milestone triggered a $20.0 million payment to us from Roche which we recorded as collaboration revenue at time of achievement.
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
We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our studies of Translarna in nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5, activities under our oncology program, and performance of our FDA post-marketing requirements with respect to Emflaza in the United States. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.
The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2017, 2016, and 2015.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$75,954	$84,566	$83,521
Antibacterial	5	208	9,388
Oncolgy	3,500	7,473	8,422
Next generation nonsense readthrough	5,609	6,428	7,951
Emflaza	7,053	—	—
Other research and preclinical	25,335	18,958	12,534
Total research and development	$117,456	$117,633	$121,816
The recent decline in research and development expense for Translarna is due to the discontinuation of our clinical studies for nmCF and nmMPS I in 2017 and we expect the research and development costs for those programs to continue to decline as we complete the wind down of those programs. Additionally, we discontinued our antibacterial program in 2015, which led to the decline of research and development expense for that program in the years that followed.
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
We expect that selling, general and administrative expenses will increase in future periods in connection with our continued efforts to commercialize Emflaza in the United States, and our continued efforts to commercialize Translarna for the treatment of nmDMD in territories outside the United States, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.
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
We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and our third-party partner distributors. Our third-party distributors act as intermediaries between us and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. Prior to January 1, 2015, we generally recognized revenue for these reimbursed EAP programs once the product was shipped on behalf of the government authority or institution on a cash basis if all other revenue recognition criteria had been met. Beginning in the first quarter of 2015, we are recognizing revenue for Translarna as product is shipped, as we have established a pattern of collectability. For the years ended December 31, 2017, 2016 and 2015 we recognized Translarna sales of $145.2 million, $81.4 million, and $33.7 million, respectively.
In May 2017, Emflaza became commercially available in the United States. We record product revenue related to the sales of Emflaza in the United States in accordance with ASC 605 when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. As a result, during second and third quarters of 2017 we recorded net product revenue for Emflaza using a deferred revenue recognition model (sell-through). Under the deferred revenue model, we did not recognize revenue until Emflaza was shipped to an end-user. During the fourth quarter of 2017, we evaluated and determined that we had sufficient volume of historical activity and visibility into the distribution channel to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its specialty pharmacy. The change from the sell-through model to recognizing revenue upon shipment to specialty pharmacies during the fourth quarter of 2017 was immaterial to the financial statements. For the year ended December 31, 2017, we recognized Emflaza sales of $28.8 million.
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
In January 2017, the European Commission granted an annual renewal of our marketing authorization for Translarna for the treatment of nmDMD.  Until this renewal, we had considered the authorization to be subject to risk and did not capitalize productions costs in inventory as it was not probable that such costs would be recovered. With the renewal, we now consider recovery of the costs to be probable and began capitalizing production costs in inventory, effective January 1, 2017. Since January 1, 2017, production costs are expensed as cost of product sales when the related products are sold. The costs for a portion of the inventory available for sale were expensed as research and development costs prior to the January 1, 2017 annual renewal of the Translarna marketing authorization and as such the cost of products sold and related gross margins prior to January 1, 2017 are not directly comparable to the cost of products sold and gross margin after January 1, 2017.
In April 2017, we completed the Transaction (see Note 3). Emflaza, both in tablet and suspension form, received approval from the FDA on February 9, 2017 as a treatment for DMD in patients five years of age and older. We began the commercialization of Emflaza in the United States shortly after the Transaction was completed. We utilize third parties for the commercial distribution of Emflaza, including a third-party logistics company to warehouse Emflaza as well as a specialty pharmacy to sell and distribute Emflaza to patients. All of our manufacturing needs for Emflaza are fulfilled pursuant to exclusive supply agreements assumed by us upon close of the Transaction. Production costs will be expensed as cost of product sales when the related products are sold.
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
We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. We have not recorded any inventory write downs as of December 31, 2017. Additionally, though our product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.
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
In 2017, we issued a total of 1,913,873 stock options to various employees. Of those, 640,550 were non-statutory stock option inducement grants made pursuant to the Nasdaq inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.
The fair values of grants made in the year ended December 31, 2017 were contemporaneously estimated on the date of grant using the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.84 - 2.45%	1.30 - 2.24%	1.48 - 2.18%
Expected volatility	76 - 81%	67 - 78%	67 - 69%
Expected term	5.04 - 10.00 years	5.05 - 10.00 years	5.50 - 9.12 years
We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $8.45, $17.31, and $50.81 per share, respectively.
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
The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	271,651	$19.76
Granted	365,194	$11.67
Vested	(180,861)	$14.19
Forfeited	(62,973)	$14.18
Unvested at December 31, 2017	393,011	$15.64
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the

SARs at each reporting period until vesting occurs. For the period ending December 31, 2017, we recorded $1.9 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of our or any subsidiary of ours after such purchase. For the period ending December 31, 2017, we recorded $0.9 million in compensation expense related to the ESPP.
We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Research and development	$15,456	$16,812	$16,138
Selling, general and administrative	15,103	18,197	17,841
Total	$30,559	$35,009	$33,979
As of December 31, 2017, 2016 and 2015 there was approximately $38.2 million, $60.8 million and $73.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s 2013 Long Term Incentive Plan and prior equity awards plans or made pursuant to the Nasdaq inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 1.91 years.
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
Credit facility
On May 5, 2017, we entered into the Credit Agreement, with MidCap Financial as administrative agent and MidCap Financial and other certain institutions as lenders that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us on May 5, 2017. The remaining $20.0 million under the senior secured term loan facility would become available to us upon our demonstration (on or prior to December 31, 2018) of net product revenue equaling or exceeding $120.0 million for the trailing 12 month period.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. We are obligated to make interest only payments (payable monthly in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, we will be required to make monthly interest payments and monthly principal payments. The principal payments are to be made based on straight-line amortization of the principal over the twenty-four month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
Income taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At December 31, 2017 and 2016, we recorded a full valuation allowance against our net deferred tax assets of approximately $177.6 million and $183.0 million, respectively. The change in the valuation allowance during the years ended December 31, 2017 and 2016 was approximately $5.4 million and $43.4 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2017, we have approximately $290.8 million and $167.1 million of federal and state net operating loss carryforwards, respectively.
As of December 31, 2017, credit carryforwards for federal and state purposes are approximately $13.2 million and $8.7 million, respectively. In addition the Orphan Drug Credit Carryover available as of December 31, 2017 is approximately $67.8 million. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. We have undergone an ownership change and have determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of our net operating loss carryforwards are limited and we can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the net operating losses will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $290.8 million of net operating losses available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2017, there is $196.7 million available for immediate use and an additional $11.2 million will free up in 2018.
Year ended December 31, 2017 compared to year ended December 31, 2016
The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2017 and 2016:

	Year ended December 31,		Change 2017 vs. 2016
(in thousands)	2017	2016
Net product revenue	$174,066	$81,447	$92,619
Collaboration and grant revenue	20,326	1,258	$19,068
Cost of product sales, excluding amortization of acquired intangible asset	4,577	—	$4,577
Amortization of acquired intangible asset	15,380	—	$15,380
Research and development expense	117,456	117,633	$(177)
Selling, general and administrative expense	121,271	97,130	$24,141
Interest expense, net	(12,094)	(8,276)	$(3,818)
Other expense, net	(1,279)	(1,207)	$(72)
Income tax expense	(1,335)	(569)	$(766)
Net product revenue.    Net product revenue was $174.1 million for the year ended December 31, 2017, an increase of $92.6 million, from net product revenue of $81.4 million for the year ended December 31, 2016. The increase in net product revenue was primarily due to the increase in net product sales of $63.8 million in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product sales of $28.8 million from the domestic commercial launch of Emflaza in May 2017.
Collaboration and grant revenue.    Collaboration and grant revenue was $20.3 million for the year ended December 31, 2017, an increase of $19.1 million, from collaboration and grant revenue of $1.3 million for the year ended December 31, 2016. The increase in collaboration and grant revenue was primarily due to the $20.0 million milestone achieved during the fourth quarter of 2017 from Roche. In October 2017, we announced that Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 spinal muscular atrophy initiated in the fourth quarter of 2016, had transitioned into the pivotal second part of its study which triggered the milestone payment.
Cost of product sales, excluding amortization of acquired intangible asset.    Cost of product sales, excluding amortization of acquired intangible asset, was $4.6 million for the year end December 31, 2017. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales and costs associated with Emflaza and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.
Amortization of acquired intangible asset.   Amortization of acquired intangible asset was $15.4 million for the year ended December 31, 2017 related to the acquisition of all rights to Emflaza. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows.
Research and development expense.    Research and development expense was $117.5 million for the year ended December 31, 2017, relatively flat compared to $117.6 million for the year ended December 31, 2016. The slight decrease resulted primarily from the completion of our Phase 3 Translarna trials at the end of 2016, partially offset by increased clinical activities and regulatory spend.

Selling, general and administrative expense.    Selling, general and administrative expense was $121.3 million for the year ended December 31, 2017, an increase of $24.1 million, or 25%, from $97.1 million for the year ended December 31, 2016. The increase resulted primarily from higher personnel costs of $10.8 million due to additional headcount and higher professional services fees of $13.8 million due to the Emflaza product launch and continued commercial support, as well as continued growth of Translarna marketing activities.
Interest expense, net.    Net interest expense was $12.1 million for the year ended December 31, 2017, an increase of $3.8 million, or 46% from net interest expense of $8.3 million for the year ended December 31, 2016. The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement partially offset by interest income from investments.
Other expense, net. Other expense, net was $1.3 million for the year ended December 31, 2017, an increase of $0.1 million, or 6%, from other expense, net of $1.2 million for the year ended December 31, 2016. The increase in other expense, net resulted primarily from exchange rate changes in the current period.
Income tax expense.    Income tax expense was $1.3 million for the year ended December 31, 2017, an increase of $0.8 million, or 135%, from $0.6 million for the year ended December 31, 2016. We incurred income tax expense related to certain foreign income taxes. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.
Year ended December 31, 2016 compared to year ended December 31, 2015
The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2016 and 2015:

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
Selling, general and administrative expense.    Selling, general and administrative expense was $97.1 million for the year ended December 31, 2016, an increase $15.1 million or 18% from $82.1 million for the year ended December 31, 2015. The increase resulted primarily from higher personnel costs of $11.0 million, including $1.6 million of one-time severance related charges, and an increase in share-based compensation expense of $1.3 million. The remainder of the increase is primarily due to costs associated with the expanded commercial launch of Translarna across Europe and other regions.

Interest expense,net.   Interest expense, net was $8.3 million for the year ended December 31, 2016, an increase of $5.9 million from interest expense, net of $2.4 million for the year ended December 31, 2015. The increase in interest expense, net was primarily due to increased interest expense accrued in connection with the semi-annual interest payments due on our Convertible Notes beginning in 2016 for the full year as compared to partial year expense in 2015 partially offset by interest income related to investments.
Income tax expense.    Income tax expense was $0.6 million for the year ended December 31, 2016, an increase of $0.1 million, or 17%, from income tax expense of $0.5 million for the year ended December 31, 2015. We incurred income tax expense related to certain foreign income taxes. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses.
As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD and Emflaza for the treatment of DMD while also devoting a substantial portion of our efforts on research and development programs related to Translarna and our other product candidates.To date, almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States. Since May 2017, we have also begun to generate product revenue from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
In April 2017, we completed our acquisition of all rights to Emflaza for total consideration comprised of $75 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock, which was determined by dividing $65.0 million by the volume weighted average price per share of our common stock on the Nasdaq Stock Market for the 15 trading-day period ending on the third trading day immediately preceding the closing. As a result of this acquisition, we expect to continue to incur additional significant costs including costs related to our continued efforts to commercialize Emflaza and satisfy related FDA post-marketing requirements.
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.
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

On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (on or prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing 12 month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses.
Cash flows
As of December 31, 2017, we had cash and cash equivalents and marketable securities of $191.2 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended December 31,
(in thousands)	2017	2016	2015
Cash provided by (used in):
Operating activities	(10,063)	(103,566)	(124,337)
Investing activities	13,117	104,481	(20,811)
Financing activities	44,218	968	154,061
Net cash used in operating activities was $10.1 million, $103.6 million, and $124.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial launch activities for Translarna and costs associated with the expansion of our international infrastructure for the years ended December 31, 2017, 2016, and 2015.
Net cash provided by investing activities was $13.1 million and $104.5 million for the years ended December 31, 2017 and 2016. The cash provided by investing activities was primarily related to net sales and redemptions of marketable securities, partially offset by the cash used in the acquisition of Emflaza for the 2017 period. Net cash used in investing activities was $20.8 million for the year ended December 31, 2015 and was primarily related to net purchases of marketable securities with funds raised from the issuance of Convertible Notes in August 2015 and public offerings in February and October 2014.
Net cash provided by financing activities in 2017 is primarily attributable to borrowings under the Credit Agreement and the exercise of options and issuance of stock under the ESPP. Net cash provided by financing activities in 2016 was due to proceeds from the exercise of stock options. Net cash provided by financing activities in 2015 was primarily attributable to the $145.4 million in net proceeds from the issuance of the Convertible Notes in August 2015.
Funding requirements
We anticipate that our expenses will increase in connection with our commercialization efforts in the United States, the EEA and other territories, including expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses.In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our oncology program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

•
are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications in the EEA or elsewhere;

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
We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our term loan facility with MidCap Financial, our offering of the Convertible Notes, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

•
our ability to maintain orphan exclusivity for, and successfully complete all FDA post-marketing requirements with respect to, Emflaza, or to obtain an additional six-month period of pediatric exclusivity;

•
our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;

•	the costs, timing and outcome of Study 041;

•
the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

•
the progress and results of our pediatric study of Translarna for the treatment of nmDMD, our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our oncologye program;

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
Contractual obligations
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2017.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations (1)	6,688	2,110	1,940	1,364	1,274
Long-term debt obligations, including interest (2)	172,500	4,500	9,000	159,000	—
Minimum royalty (3)	10,194	1,199	3,598	3,598	1,799
Credit agreement, including interest (4)	46,886	2,900	35,553	8,433	—
Total contractual obligations	236,268	10,709	50,091	172,395	3,073
_______________________________________________________________________________

(1)
We lease office space for our principal office in South Plainfield, New Jersey under a noncancelable operating lease with a term that extends through February 2019. In addition, we lease office space in various countries for our international employees primarily through workspace providers.

(2)
Our long-term debt obligations reflect our obligations under the Convertible Notes to pay interest on the $150.0 million aggregate principal amount of the Convertible Notes and to make principal payments on the Convertible Notes at maturity or upon conversion.

(3)
Under an Exclusive License and Supply Agreement ("the Faes Agreement") with Faes Farma, S.A. ("Faes"), we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The amounts above reflect the minimum required payment based on the euro to U.S. dollar exchange rate as of December 31, 2017.

(4)
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
We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our oncology and antibacterial programs. As we have discontinued development under our antibacterial program, we no longer expect that milestone and royalty payments from us to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments we may become obligated to pay for this program. Under our oncology program funding agreement, to the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. We made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology program funding agreement during the second quarter of 2016. Additional development and regulatory milestone payments of up to an aggregate of $22.4 million may become payable by us under this agreement.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2017. At December 31, 2017, we held $191.2 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.
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
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2017, we recognized foreign currency transaction losses, net of $1.1 million. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro or Swiss Franc from the December 31, 2017 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.
In August 2015, we issued $150 million of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes. We do not have economic interest rate exposure on the Convertible Notes as they have a fixed annual interest rate of 3.00%. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $115.7 million as of December 31, 2017.
In May 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us for the year ended December 31, 2017. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. Borrowings under the term loan facility are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings under the Credit Agreement at December 31, 2017, a one-percentage change in interest rates would have affected interest expense on the debt by an immaterial amount on an annualized basis.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2010.
Iselin, New Jersey
March 6, 2018

PTC Therapeutics, Inc.
Consolidated Balance Sheets
In thousands

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$111,792	$58,321
Marketable securities	79,454	173,345
Trade receivables, net	40,394	24,929
Inventory	10,754	—
Prepaid expenses and other current assets	6,669	4,691
Total current assets	249,063	261,286
Fixed assets, net	8,376	7,429
Intangible assets, net	132,993	—
Deposits and other assets	1,221	630
Total assets	$391,653	$269,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$76,446	$48,759
Deferred revenue	3,937	—
Other current liabilities	1,665	865
Total current liabilities	82,048	49,624
Deferred revenue - long-term	7,954	1,587
Long-term debt	144,971	98,216
Other long-term liabilities	243	335
Total liabilities	235,216	149,762
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 41,612,395 shares at December 31, 2017. Authorized 125,000,000 shares; issued and outstanding 34,169,410 shares at December 31, 2016	42	34
Additional paid-in capital	966,534	856,142
Accumulated other comprehensive income (loss)	3,969	(1,485)
Accumulated deficit	(814,108)	(735,108)
Total stockholders’ equity	156,437	119,583
Total liabilities and stockholders’ equity	$391,653	$269,345
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations
In thousands

	Year ended December 31,
	2017	2016	2015
Revenues:
Net product revenue	$174,066	$81,447	$33,696
Collaboration and grant revenue	20,326	1,258	3,070
Total revenues	194,392	82,705	36,766
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	4,577	—	—
Amortization of acquired intangible asset	15,380	—	—
Research and development	117,456	117,633	121,816
Selling, general and administrative	121,271	97,130	82,080
Total operating expenses	258,684	214,763	203,896
Loss from operations	(64,292)	(132,058)	(167,130)
Interest expense, net	(12,094)	(8,276)	(2,367)
Other expense, net	(1,279)	(1,207)	(465)
Loss before income tax expense	(77,665)	(141,541)	(169,962)
Income tax expense	(1,335)	(569)	(485)
Net loss attributable to common stockholders	$(79,000)	$(142,110)	$(170,447)
Weighted-average shares outstanding:
Basic and diluted (in shares)	39,183,073	34,044,584	33,626,248
Net loss per share—basic and diluted (in dollars per share)	$(2.02)	$(4.17)	$(5.07)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
In thousands

	Year ended December 31,
	2017	2016	2015
Net loss	$(79,000)	$(142,110)	$(170,447)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	225	386	(202)
Foreign currency translation gain (loss)	5,229	(671)	(261)
Comprehensive loss	$(73,546)	$(142,395)	$(170,910)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
In thousands, except shares

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2014	32,898,392	$33	$721,722	$(737)	$(422,551)	$298,467
Equity component of the convertible notes issuance, net	—	—	55,754	—	—	55,754
Exercise of options	656,248	1	8,710	—	—	8,711
Restricted stock vesting	361,919	—	—	—	—	—
Share-based compensation expense	—	—	33,979	—	—	33,979
Net loss	—	—	—	—	(170,447)	(170,447)
Comprehensive loss	—	—	—	(463)	—	(463)
Balance, December 31, 2015	33,916,559	$34	$820,165	$(1,200)	$(592,998)	$226,001
Exercise of options	89,216	—	968	—	—	968
Restricted stock vesting	163,635	—	—	—	—	—
Share-based compensation expense	—	—	35,009	—	—	35,009
Net loss	—	—	—	—	(142,110)	(142,110)
Comprehensive loss	—	—	—	(285)	—	(285)
Balance, December 31, 2016	34,169,410	$34	$856,142	$(1,485)	$(735,108)	$119,583
Issuance of common stock related to acquisition	6,683,598	7	75,184			75,191
Exercise of options	202,085	—	2,182	—	—	2,182
Restricted stock vesting and issuance	287,531	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	269,771	—	2,467	—	—	2,467
Share-based compensation expense	—	—	30,559	—	—	30,559
Net loss	—	—	—	—	(79,000)	(79,000)
Comprehensive loss	—	—	—	5,454	—	5,454
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437

See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows
In thousands

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(79,000)	$(142,110)	$(170,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,682	3,290	2,876
Change in valuation of warrant liability	—	(47)	(140)
Amortization of premiums on investments	535	1,885	2,480
Amortization of debt issuance costs	433	302	107
Share-based compensation expense	30,559	35,009	33,979
Non-cash interest expense	6,755	6,065	2,146
Disposal of asset	5	—	(37)
Benefit for deferred income taxes	199	(199)	—
Unrealized foreign currency transaction (gains) losses, net	(459)	1,202	—
Changes in operating assets and liabilities:
Inventory, net	(6,454)	—	—
Prepaid expenses and other current assets	(1,784)	1,171	(2,107)
Trade receivables, net	(12,203)	(14,842)	(6,907)
Deposits and other assets	(544)	(278)	131
Accounts payable and accrued expenses	24,011	4,259	16,981
Other long-term liabilities	733	(799)	(92)
Deferred revenue	9,469	1,526	(3,307)
Net cash used in operating activities	(10,063)	(103,566)	(124,337)
Cash flows from investing activities
Purchases of fixed assets	(3,101)	(1,776)	(2,720)
Purchases of marketable securities	(81,368)	(85,377)	(223,762)
Sale & redemption of marketable securities	174,749	191,634	205,671
Acquisition, including transaction costs	(77,163)	—	—
Net cash provided by (used in) investing activities	13,117	104,481	(20,811)
Cash flows from financing activities
Proceeds from exercise of options	2,182	968	8,711
Proceeds from shares issued under employee stock purchase plan	2,468	—	—
Debt issuance costs related to secured term loan	(432)	—	—
Debt issuance costs related to convertible notes	—	—	(4,650)
Proceeds from issuance of secured term loan	40,000	—	—
Proceeds from issuance of convertible notes	—	—	150,000
Net cash provided by financing activities	44,218	968	154,061
Effect of exchange rate changes on cash	6,199	(1,584)	(639)
Net increase in cash and cash equivalents	53,471	299	8,274
Cash and cash equivalents, beginning of period	58,321	58,022	49,748
Cash and cash equivalents, end of period	$111,792	$58,321	$58,022
Supplemental disclosure of cash information
Cash paid for interest	$6,271	$4,513	$—
Cash paid for income taxes	$1,101	$943	$111
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain (loss) on marketable securities	$225	$386	$(202)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Notes to consolidated financial statements
December 31, 2017
(In thousands except share and per share amount)

1. The Company
PTC Therapeutics, Inc. (the “Company” or “PTC”) are a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. The Company has launched two rare disease products and has a global commercial footprint. The Company’s recent ability to commercialize products is the foundation that drives its continued investment in a robust pipeline of transformative medicines and its mission to provide access to best-in-class treatments for patients who have an unmet medical need.
The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged 5 years and over in the 31 member states of the European Economic Area, or EEA. Emflaza is approved in the United States for the treatment of DMD in patients five years and older.
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
The marketing authorization in the EEA was last renewed in June 2017 and is effective, unless extended, through August 5, 2018. In February 2018, the Company submitted a marketing authorization renewal request to the EMA. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of December 31, 2017, Translarna was available in over 25 countries on a commercial basis or pursuant to the EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2018 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, (the "FDA"), for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Companyfiled a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company intends to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that will be mutually agreeable to the Company and the FDA. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
The NDA, which seeks approval of Translarna for the treatment of nmDMD in the United States, was initially submitted by the Company in December 2015. In February 2016, following the submission, the Company received a Refuse to File letter

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
1. The Company (Continued)

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
As of December 31, 2017, the Company had an accumulated deficit of approximately $814.1 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 7), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, the Company began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and  marketable securities, will be sufficient to fund its operations for at least the next twelve months.
2. Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company’s research and development expenses, stock-based compensation, valuation procedures for the convertible notes, allowance for doubtful accounts, inventory, acquired intangible assets and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

Consolidation
The consolidated financial statements include the accounts of PTC Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.
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
The Company is subject to credit risk from its accounts receivable related to its product sales. The payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company reserves all uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.
Inventories and cost of product sales
In 2014, the Company was notified that the European Commission granted conditional marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older. The conditional marketing authorization allows the Company to market Translarna for the treatment of nmDMD in the 31 member states of the EEA. The launch in these countries is on a country by country basis. This marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the risk benefit balance of the authorization, as well as satisfaction of any specific obligation or other requirement placed upon the marketing authorization.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
In January 2017, the European Commission granted a one-year renewal of the Company’s marketing authorization for Translarna for the treatment of nmDMD.  Until this renewal, the Company had considered the authorization to be subject to risk and did not capitalize productions costs in inventory as it was not probable that such costs would be recovered.  With the renewal, the Company considered recovery of the costs to be probable and began capitalizing production costs in inventory, effective January 1, 2017.  Since January 1, 2017, production costs are expensed as cost of product sales when the related products are sold.  The costs for a portion of the inventory available for sale were expensed as research and development costs prior to the January 2017 annual renewal of the Translarna marketing authorization and as such the cost of products sold and related gross margins prior to January 1, 2017 are not directly comparable to future cost of products sold and gross margin after January 1, 2017.
In April 2017, the Company completed the Transaction (see Note 3). Emflaza, both in tablet and suspension form, received approval from the FDA in February 2017 as a treatment for DMD in patients five years of age and older in the United States. The Company began the commercialization of Emflaza in the United States shortly after the Transaction was completed. The Company utilizes third parties for the commercial distribution of Emflaza, including a third-party logistics company to warehouse Emflaza as well as a specialty pharmacy to sell and distribute Emflaza to patients. All of the Company's supply and manufacturing needs for Emflaza are fulfilled pursuant to exclusive supply agreements assumed by the Company upon close of the Transaction. Production costs are expensed as cost of product sales when the related products are sold.
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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2017	December 31, 2016
Raw materials	$452	$—
Work in progress	3,912	—
Finished goods	6,390	—
Total inventory	$10,754	$—
The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company has not recorded any inventory write downs as of the current period. Additionally, though the Company’s product is subject to strict quality control and monitoring throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.
Cost of product sales
Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, storage costs, amortization of the acquired intangible asset and royalty payments associated with net product sales.
Deferred rent

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
Net Product Sales
Since January 2015, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products. Prior to the second quarter of 2017, the Company’s net product sales consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the United States.
The Company has recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and the Company’s third-party partner distributors. Revenue is recognized when risk of ownership has transferred. The Company’s third-party partner distributors act as intermediaries between the Company and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. For the years ended December 31, 2017, 2016 and 2015 the Company recognized Translarna sales of $145.2 million, $81.4 million, and $33.7 million, respectively.
In May 2017, the Company began the commercialization of Emflaza in the United States. The Company recorded product revenue related to the sales of Emflaza in the United States in accordance with ASC 605-15, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. Due to the early stage of the product launch, in the second and third quarters of 2017 the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors or specialty pharmacies. As a result, the Company recorded net product revenue during that period for Emflaza using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company did not recognize revenue until Emflaza is shipped to an end-user. During the fourth quarter of 2017, the Company determined that it had sufficient volume of historical activity and visibility into the distribution channel to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its specialty pharmacy. The change from the sell-through model to recognizing revenue upon shipment to its specialty pharmacy during the fourth quarter of 2017 was immaterial to the financial statements. For the year ended December 31, 2017, the Company recognized Emflaza sales of $28.8 million.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was  $0.8 million million as of December 31, 2017 and $0.7 million million as of December 31, 2016.
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
Nonrefundable advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $0.5 million and $0.4 million as of December 31, 2017 and 2016, respectively.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
Business combinations and asset acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen (as adopted in the current period under Accounting Standards Update (ASU) No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business"; see "Impact of recently adopted accounting standards" and Note 11 for further details) to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASC 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
Impairment of long-lived assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. Although current and historical negative cash flows are indicators of impairment, management believes the future cash flows to be received from the long-lived assets and the potential success of the Company’s research programs will exceed the assets’ carrying value, and accordingly, the Company believes that no impairment of long-lived assets exists as of December 31, 2017.
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU No. 2014-9 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. With the issuance of ASU No. 2016-8 in March 2016 and ASU No. 2016-10 in April 2016, the FASB further amended guidance on recording revenue on a gross versus a net basis and on identifying performance obligations and licensing, respectively.
The Company has elected to use the modified retrospective approach (retrospective application with the cumulative effect of applying the updated standard recognized at the date of initial application and providing certain additional disclosures) to adopt this guidance when effective. The Company expects the adoption of the new standard to impact its financial reporting disclosures and internal control framework. The Company has developed implementation controls that allow it to properly and timely adopt the new standard upon effective date. The Company continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and accompanying notes. The Company’s implementation approach includes performing a detailed review of key contracts representative of the product being sold and services provided and assessing the conformance of historical accounting policies and practices with the standard. Based on the comprehensive change management project plan implemented, the Company has calculated a one-time transition adjustment under the modified retrospective approach that is immaterial to the financial statements.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
In April 2015, the FASB issued ASU No. 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs topic of the Codification”. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. The Company adopted the guidance on January 1, 2016 on a retrospective basis and reclassed $2.5 million from “Deposits and other assets” to “Long-term debt” on the balance sheet as of December 31, 2015. The Company’s unamortized debt issuance cost at December 31, 2017 was $2.1 million which is included within “Long-term debt” on the consolidated balance sheet.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
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
Impact of recently adopted accounting pronouncements
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. As the Company’s deferred tax assets are provided with full valuation allowance as of December 31, 2017, adoption of this standard did not have a significant impact on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-9, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard requires the recognition of all income tax effects of awards in the income statement when the awards vest or are settled, with Additional Paid in Capital (APIC) pools to be eliminated. In addition, the standard  will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation as well as allowing companies to elect whether to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This standard is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the guidance on January 1, 2017 and on a prospective basis, the Company records all excess tax benefits and deficiencies as income tax expense or benefit. Due to the Company's history of operating losses, the adoption did not result in changes to the Company's Net loss or Retained earnings. In connection with the adoption of ASU 2016-9, the Company made a policy election to continue its methodology for estimating its forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This standard changed the definition of a business to help entities determine whether a set of transferred assets and activities is a business. This standard is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU No. 2017-01 and applied the guidance to the Transaction, which was accounted for as an asset acquisition under the revised guidance.

3.	Emflaza asset acquisition
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
The Company concluded that the Transaction included inputs and processes that did not constitute a business under the revised guidance of ASU No. 2017-01, which allows for a screen to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. The Company determined that substantially all of the fair value is concentrated in the Emflaza rights intangible asset and accounted for the Transaction as an asset acquisition under ASC 805-50.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
3. Emflaza asset acquisition (Continued)

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
The Emflaza rights intangible asset is being amortized to cost of product sales over its expected useful life of approximately seven years on a straight line basis. Given the inherent uncertainty of the Company's sales projections, the Company amortizes the asset on a straight line basis.
As of December 31, 2017, the Company recognized accumulated amortization of $15.4 million with respect to the Emflaza rights intangible asset. The estimated future amortization of the Emflaza rights intangible asset is expected to be as follows:

As of December 31, 2017
2018	$21,713
2019	21,713
2020	21,713
2021	21,713
2022 and thereafter	46,141
Total	$132,993
4. Fair value of financial instruments and investments
Fair value of certain investments is based upon market prices using quoted prices in active markets for identical assets quoted on the last day of the year. In establishing the estimated fair value of the remaining investments, the Company used the fair value as determined by its investment advisors using observable inputs other than quoted prices.
The Company reviews its investments on a periodic basis for other-than-temporary impairments. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$79,454	$—	$79,454	$—
Warrant liability	$1	—	—	1
Stock appreciation rights liability	$1,665	—	—	1,665

	December 31, 2016
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$173,345	$—	$173,345	$—
Warrant Liability	$1	—	—	1
Stock appreciation rights liability	$865	—	—	865
The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker to value these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2017.
The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2017 and 2016:

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$13,775	$52	$—	$13,827
Corporate debt securities	65,657	—	(30)	65,627
Government obligations	—	—	—	—
	$79,432	$52	$(30)	$79,454

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$12,919	$47	$—	$12,966
Corporate debt securities	153,240	52	(103)	153,189
Government obligations	7,188	2	—	7,190
	$173,347	$101	$(103)	$173,345
Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. During the year ended December 31, 2017, the Company did not have any realized gains or losses from the sale of marketable securities. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. At December 31, 2017, the

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. In addition, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position when determining if the losses are other than temporary.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2017 are as follows:

	December 31, 2017
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(28)	$59,108	$(2)	$6,519	$(30)	$65,627
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2016 are as follows:

	December 31, 2016
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(85)	$45,482	$(18)	$51,243	$(103)	$96,725
Marketable securities on the balance sheet at December 31, 2017 and 2016 mature as follows:

	December 31, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$13,827	$—
Corporate debt securities	55,550	10,077
Government obligations	—	—
Total Marketable securities	$69,377	$10,077

	December 31, 2016
	Less Than 12 Months	More Than 12 Months
Commercial paper	$12,966	$—
Corporate debt securities	137,196	15,993
Government obligations	7,190	—
Total Marketable securities	$157,352	$15,993
The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 7. The fair value of the

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2017 and 2016 was $115.7 million and $85.2 million, respectively.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the credit and security agreement with MidCap Financial Trust and other financial institutions (as further discussed in Note 7) approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for the credit and security agreement approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.
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
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and SARs liability for the years ended December 31, 2017 and 2016:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2015	$48	$—
Fair value of issuances	—	140
Change in fair value	(47)	725
Ending balance as of December 31, 2016	$1	$865
Fair value of issuances	—	—
Change in fair value	—	1,864
Payments	$—	$(1,064)
Ending balance as of December 31, 2017	$1	$1,665
Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the preferred stock value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2017 include (i) volatility (69%-69%), (ii) risk free interest rate (1.89%-1.89%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($16.68) and (v) expected life (1.6-1.7 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2016 include (i) volatility (62%-67%), (ii) risk free interest rate (0.62%-1.34%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($10.91) and (v) expected life (0.4-2.7 years).
Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2017 include (i) volatility (31%-70%), (ii) risk free interest rate (1.28%-1.89%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($16.68), and (v) expected life (0.0-2.0 years). The significant assumptions used in preparing the option pricing model for

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

valuing the Company’s SARs as of December 31, 2016 include (i) volatility (48%-71%), (ii) risk free interest rate (0.44%-1.47%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($10.91), and (v) expected life (0.0-3.0 years).
5. Fixed assets
Fixed assets, net were as follows at December 31, 2017 and 2016

	December 31,
	2017	2016
Leasehold improvements	$14,078	$14,038
Computer equipment and software	5,471	4,622
Furniture, fixtures, and lab equipment	20,776	19,343
Assets in process	895	353
	41,220	38,356
Less accumulated depreciation and amortization	(32,844)	(30,927)
	$8,376	$7,429
Depreciation expense was approximately $2.3 million, $3.3 million, and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
6. Accounts payable and accrued expenses
Accounts payable and accrued expenses at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
Employee compensation, benefits, and related accruals	$17,711	$13,649
Consulting and contracted research	5,137	11,505
Professional fees	2,116	1,237
Sales allowances and other related costs	33,914	13,245
Accounts payable	15,282	6,298
Other	2,286	2,825
	$76,446	$48,759
7. Debt
2017 Credit Facility
In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The remaining $20.0 million under the senior secured term loan facility will become available to the Company upon its demonstration (on or prior to December 31, 2018) of net product revenue equaling or exceeding $120.0 million for the trailing 12 month period. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the     Credit Facility and will be amortized over the term of the Credit Facility using the effective interest rate method.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. The Company is obligated to make interest only payments (payable monthly in arrears) through April 30,

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
7. Debt (Continued)

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
The Credit Facility is subject to certain financial covenants. As of December 31, 2017, the Company was in compliance with all required covenants.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
7. Debt (Continued)

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
The Convertible Notes consist of the following:

	Year ended December 31,
Liability component	2017	2016
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,121)	(2,457)
Less: Debt discount, net (1)	(42,572)	(49,327)
Net carrying amount	$105,307	$98,216

(1)
Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $115.7 million as of December 31, 2017. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of December 31, 2017, the remaining contractual life of the Convertible Notes is approximately 4.6 years.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
7. Debt (Continued)

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2017	2016
Contractual interest expense	$4,500	$4,497
Amortization of debt issuance costs	337	302
Amortization of debt discount	6,755	6,065
Total	$11,592	$10,864
Effective interest rate of the liability component	11.0%	11.0%
8. Capital structure
Common stock
As of December 31, 2017, the Company’s number of authorized shares of common stock was 125,000,000.
Warrants
All of the Company’s outstanding warrants are classified as liabilities as of December 31, 2017 and 2016 because they contain non-standard antidilution provisions.
The following is a summary of the Company’s outstanding warrants as of December 31, 2017:

	Warrant shares	Exercise price	Expiration
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019
The following is a summary of the Company’s outstanding warrants as of December 31, 2016:

	Warrant shares	Exercise price	Expiration
Common stock	6,250	$128.00	2017
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019
9. Earnings per share
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
9. Earnings per share (Continued)

The following table sets forth the computation of basic and diluted earnings per share for common stockholders:

	Year ended December 31,
	2017		2016		2015
Numerator
Net loss	$(79,000)		$(142,110)		$(170,447)
Denominator
Denominator for basic and diluted net loss per share	39,183,073		34,044,584		33,626,248
Net loss per share:
Basic and diluted	$(2.02)	*	$(4.17)	*	$(5.07)	*

* For the years ended December 31, 2017, 2016, and 2015, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2017	2016	2015
Stock Options	6,448,642	5,854,316	4,826,477
Unvested restricted stock	393,011	271,651	344,335
Total	6,841,653	6,125,967	5,170,812
10. Stock award plan
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
10. Stock award plan (Continued)

fiscal year and an amount determined by the Company’s Board of Directors. As of December 31, 2017, awards for 927,478 shares of common stock were available for issuance.
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
Inducement stock option awards
Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2017, the Company issued options to purchase an aggregate of 640,550 shares of common stock to certain new hire employees at a weighted-average exercise price of $14.16 per share. An aggregate of 316,176 of options previously granted as inducement awards were forfeited during the year ended December 31, 2017 in connection with employee separations from the Company.
A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2014	3,432,972	$25.00
Granted	2,201,800	$50.81
Exercised	(656,248)	$13.27
Forfeited	(152,047)	$49.58
Outstanding at December 31, 2015	4,826,477	$37.20
Granted	1,500,645	$27.90
Exercised	(89,216)	$10.85
Forfeited	(383,590)	$47.42
Outstanding at December 31, 2016	5,854,316	$34.71
Granted	1,913,873	$12.34
Exercised	(202,085)	$10.80
Forfeited	(1,117,462)	$33.65
Outstanding at December 31, 2017	6,448,642	$29.00	7.28	$13,435
Vested or expected to vest at December 31, 2017	2,522,747	$23.29	8.39	$6,822
Exercisable at December 31, 2017	3,778,544	$33.19	6.48	$6,167
The fair values of grants made in the years ended December 31, 2017, 2016 and 2015 were contemporaneously estimated on the date of grant using the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.84 - 2.45%	1.30 - 2.24%	1.48 - 2.18%
Expected volatility	76 - 81%	67 - 78%	67 - 69%
Expected term	5.04 - 10.00 years	5.05 - 10.00 years	5.50 - 9.12 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $8.45, $17.31, and $50.81 per share, respectively.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
10. Stock award plan (Continued)

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
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	271,651	$19.76
Granted	365,194	$11.67
Vested	(180,861)	$14.19
Forfeited	(62,973)	$14.18
Unvested at December 31, 2017	393,011	$15.64
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company’s common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company’s common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31, 2017, the Company recorded $1.9 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2017, the Company recorded $0.9 million in compensation expense related to the ESPP.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
10. Stock award plan (Continued)

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2017	2016	2015
Research and development	$15,456	$16,812	$16,138
Selling, general and administrative	15,103	18,197	17,841
Total	$30,559	$35,009	$33,979
As of December 31, 2017, there was approximately $38.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 1.91 years.
11. Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.
The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2017, 2016, and 2015, respectively.

	Unrealized Gains/(Losses) On Marketable Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$(387)	$(350)	$(737)
Other comprehensive loss before reclassifications	(202)	(261)	(463)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(202)	(261)	(463)
Balance at December 31, 2015	$(589)	$(611)	$(1,200)
Other comprehensive income (loss) before reclassifications	386	(671)	(285)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	386	(671)	(285)
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)
Other comprehensive income before reclassifications	225	5,229	5,454
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	225	5,229	5,454
Balance at December 31, 2017	$22	$3,947	$3,969
12. Collaborations and grants
The Company has ongoing collaborations with the Spinal Muscular Atrophy Foundation (SMA Foundation) and F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, Roche) and early stage discovery arrangements with other institutions. The following are the key terms to the Company’s (i) ongoing collaborations and (ii) early stage discovery and development arrangements.
Roche and SMA Foundation
In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
12. Collaborations and grants (Continued)

license to the Company’s spinal muscular atrophy program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, after which Roche provided the Company with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that the Company contributed to the research program.
The Company applied the multiple element revenue recognition guidance in evaluating the accounting treatment of this collaboration agreement. The Company identified two possible significant deliverables in the collaboration agreement, the license and the research activities. The Company evaluated whether these significant deliverables have stand-alone value and determined that the license does not have standalone value without the ongoing research and development services given the unique nature of the technology. As such, both of these elements were combined as a single unit for accounting purposes. As a result, the Company deferred the $30.0 million upfront payment which was recognized over the estimated performance period of two years, which was the contracted research period. For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $20.3 million, $0.4 million and $0.6 million respectively, in collaboration revenue. The balance of the remaining deferred upfront payment was fully recognized as of December 31, 2013.
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
In November 2014, the Company announced the initiation of a Phase 2 study in adult and pediatric patients in its spinal muscular atrophy collaboration with Roche and the SMA Foundation (SMAF) which triggered a $10 million payment from Roche. The Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.
In October 2017, the Company announced that the Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 spinal muscular atrophy initiated in the fourth quarter of 2016 with Roche and SMAF, had transitioned into the pivotal second part of its study. The achievement of this milestone triggered a $20.0 million payment to the Company from Roche. The Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2017.
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
The Company applies multiple element revenue recognition guidance in evaluating the accounting treatment for these arrangements. Generally, the two significant deliverables in these arrangements are the license and the research activities. The Company evaluates whether the deliverables have standalone value. Since the Company’s discovery technologies are highly

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
12. Collaborations and grants (Continued)

specialized, the Company has generally determined that the license does not have standalone value without the ongoing research and development services and generally accounts for these arrangements as a single unit of accounting.
There was no deferred revenue related to these arrangements as of December 31, 2017 and 2016. For the year ended December 31, 2015, the Company recognized approximately $1.8 million in collaboration revenue.
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
Grant revenue
The Company receives grant funding from various institutions and governmental bodies. The grants are typically for early discovery research, and typically the grant program lasts from two to five years. The Company records revenue as the research activities are performed. If the granting agency provides for an upfront payment, the amount is deferred and recognized as revenue as the expenditures are incurred. For the year ended December 31, 2017, the Company did not recognize any grant revenue. For the years ending December 31, 2016 and 2015, the Company recognized $0.9 million and $2.2 million respectively, in grant revenue.
13. Income taxes
The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Domestic	(54,588)	(61,446)	(50,944)
Foreign	(23,077)	(80,095)	(119,018)
Total	(77,665)	(141,541)	(169,962)
The Income Tax Provision consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(6)	(2)	(2)
Foreign	(1,131)	(766)	(483)
Deferred:
U.S. Federal	(198)	199	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total tax expense	$(1,335)	$(569)	$(485)

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
13. Income taxes (Continued)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2017	2016	2015
Federal income tax at statutory rate	34.00%	34.00%	34.00%
State income tax (benefit), net of federal benefit	(1.01)	3.05	(0.43)
Permanent differences	(8.48)	(3.70)	(6.61)
Research and development	19.53	16.66	19.50
(Increase) decrease to valuation allowance	29.10	(30.72)	(20.87)
Change in deferred tax assets	(64.12)	—	—
Foreign tax rate differential	(10.33)	(19.84)	(24.06)
Benefit (expense) allocated from other comprehensive income	(0.26)	0.14	—
Other	(0.15)	0.01	(1.82)
Effective income tax rate	(1.72)%	(0.40)%	(0.29)%
The significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Accrued Expense	$625	$849
Amortization	2,116	46
Depreciation	1,749	2,968
Federal tax credits	80,961	74,475
State tax credits	7,148	4,996
Federal net operating losses	61,068	80,061
State net operating losses	11,884	9,672
Capitalized research and development costs	3,332	7,248
Other	18,815	22,125
Total gross deferred tax assets	187,698	202,440
Less valuation allowance	(177,631)	(183,015)
Total deferred tax assets, net of valuation allowance	$10,067	$19,425
Deferred tax liabilities:
Convertible debt	$(9,927)	$(19,190)
OCI unrealized gains	$(140)	$(235)
Total gross deferred tax assets	(10,067)	(19,425)
Net deferred tax assets (liabilities)	$—	$—
At December 31, 2017 and 2016, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $177.6 million and $183.0 million, respectively. The change in the valuation allowance during the years ended December 31, 2017 and 2016 was approximately $5.4 million and $43.4 million, respectively. A full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2017, the Company has approximately $290.8 million and $167.1 million of federal and state net operating loss carryforwards, respectively.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
13. Income taxes (Continued)

As of December 31, 2017, research and development credit carryforwards for federal and state purposes are approximately $13.2 million and $8.7 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2017 is approximately $67.8 million. As a result of the adoption of ASU 2016-09, the Company will no longer exclude $50.4 million tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards. There was no net impact on the Company’s opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess tax benefits was offset by a related change in the valuation allowance. The federal net operating loss carryforwards begin to expire in 2021, while the federal credit carryforwards begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $290.8 million of NOLs available, out of which $169.2 million are limited by IRC Section 382. At December 31, 2017, there is $196.7 million available for immediate use and an additional $11.2 million will free up in 2018.
The income tax expense and benefit for the years ended December 31, 2017 and 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax expense and benefit as a result of foreign taxes, nondeductible expenses, tax credits generated, true up of net operating loss carryforwards, and decrease in the Company’s valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2017 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2017. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2013 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company continues to be under examination from the United States Internal Revenue Service for tax year 2014.  The Company has entered into a consent to extend the time to access tax with the IRS.
For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
U.S. federal income taxes have not been provided on undistributed earnings of the Company’s international subsidiaries as it is the Company’s intention to reinvest any earnings into the respective subsidiaries. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2017 and December 31, 2016 there are no undistributed earnings.
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of December 31, 2017 which resulted in a provisional benefit of $46.1 million. However, this adjustment was offset by a related change in the valuation allowance. The 2017 Tax Act also imposed a tax for a one-time deemed repatriation of post-1986 unremitted

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
13. Income taxes (Continued)

foreign E&P through the year ended December 31, 2017. The Company did not record any provisional tax expense related to the deemed repatriation as it does not have any undistributed foreign earnings. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC issued SAB 118, which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. The 2017 Tax Act did not have a material impact on the Company’s financial statements since its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any significant off shore earnings from which to record the mandatory transition tax.   However, given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury about implementing the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, these estimates may be adjusted during the measurement period.  The provisional amounts disclosed in the Company’s footnotes were based on the its present interpretations of the 2017 Tax Act and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed.  The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings which are held in cash or other assets and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.
14. Commitments and contingencies
Operating leases
The Company leases office space in South Plainfield, New Jersey for its principal office under a noncancelable operating lease through February 2019 in addition to office space in various countries for international employees primarily through workspace providers. Rent expense was approximately $2.2 million, $2.2 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company also leases certain office equipment under operating leases. Future minimum lease payments as of December 31, 2017 are as follows:

2018	$2,110
2019	1,095
2020	845
2021	712
2022	652
Thereafter	1,274
$6,688
Other contingencies
Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds in connection with its oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
14. Commitments and contingencies (Continued)

the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology program funding agreement during the second quarter of 2016. Additional milestone payments up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.
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
The Company is currently party to the legal proceedings described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K related to securities class action lawsuits.
In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, the Company’s Chief Executive Officer, and the Company’s former Chief Financial Officer. The lawsuits have been consolidated into one action captioned In re PTC Therapeutics, Inc. Securities Litigation, No. 16-1224 (KM) (the “Securities Class Action”). A consolidated amended complaint was filed on January 13, 2017. The complaint alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between November 6, 2014 and February 23, 2016, as well as attorneys’ fees and costs. On February 14, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On August 28, 2017, the motion to dismiss was granted in part and denied in part. On September 25, 2017, defendants filed an answer and affirmative defenses to the consolidated amended complaint. On January 10, 2018, the parties agreed to a settlement in principle of all legal claims, subject to court approval, which will be funded by the Company’s insurance subject to the applicable deductible. The Company has accrued $0.5 million related to the agreement in principle for the securities class action lawsuits, which represents the remainder of the deductible payable to the Company’s insurance. There is no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation continues, the Company intends to defend the case.
Other than the matter above, the Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.
15. Geographic information
The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2015
(In thousands except share and per share amount)
15. Geographic information (Continued)

	Year Ended December 31, 2017
	United States	Non-US	Total
Total assets	$278,108	$113,545	$391,653
Property and equipment, net	$6,272	$2,104	$8,376
Revenue	$49,155	$145,237	$194,392

	Year Ended December 31, 2016
	United States	Non-US	Total
Total assets	$223,098	$46,247	$269,345
Property and equipment, net	$6,439	$990	$7,429
Revenue	$1,206	$81,499	$82,705
16. 401(k) plan
The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provides an 84% matching contribution for up to the first 6% of each contributing employee’s base salary contributions. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $1.6 million, $1.1 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

17.	Restructuring
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

	Balance as of January 1, 2017	Expenses, net	Cash Payments	Balance as of December 31, 2017
2016 workforce reduction	$22	$—	$(22)	$—
18. Subsequent events
The Company has evaluated all events or transactions that occurred after December 31, 2017. In the judgment of management, there were no material events that impacted the consolidated financial statements or disclosures.
19. Selected quarterly financial data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2017 and 2016 are as follows:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2017
(In thousands except share and per share amount)
19. Selected quarterly financial data (Unaudited) (Continued)

	For the quarters ending
	March 31	June 30	September 30	December 31
2017:
Net product revenue	$26,442	$47,891	$41,780	$57,953
Collaboration and grant revenue	105	71	73	20,077
Operating expenses	52,902	60,459	72,745	72,578
(Loss) income from operations	(26,355)	(12,497)	(30,892)	5,452
Net (loss) income	(29,057)	(17,475)	(33,738)	1,270
Basic and diluted net (loss) income per common share(1)(2)	$(0.85)	$(0.44)	$(0.82)	$0.03
2016:
Net product revenue	$18,878	$15,437	$22,013	$25,119
Collaboration and grant revenue	17	196	973	72
Operating expenses	57,337	52,193	55,050	50,183
Loss from operations	(38,442)	(36,560)	(32,064)	(24,992)
Net loss	(41,233)	(38,914)	(35,167)	(26,796)
Basic and diluted net loss per common share(1)	$(1.22)	$(1.14)	$(1.03)	$(0.78)

(1)	The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

(2)	Diluted net income per common share for the quarter ending December 31, 2017 excludes the conversion of the Convertible Notes as the effect of their inclusion is anti-dilutive during the period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of PTC Therapeutics, Inc. the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 6, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP
Iselin, New Jersey
March 6, 2018

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
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
Item 11.    Executive Compensation
The information required by this item as set forth in under the captions “Executive Compensation”, “2017 Director Compensation”, “Corporate Governance—Risk Oversight”and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

•	Reports of independent registered public accounting firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements
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

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2017)

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

10.14+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2018 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.15+
Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2018 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.16+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2018 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.17+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.18+
Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2018 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.19+
Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017/2018 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.20
Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.21†
License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22†
Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.23†
Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit
10.24†
Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.25+
Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26+
Consulting Services Agreement between PTC Therapeutics, Inc. and Spiegel Consulting LLC, dated April 22, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 27, 2016)

10.27+
Inducement Stock Option Award—Nonstatutory Stock Option Agreement dated February 27, 2014 between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-194323), of the Registrant)

10.28+
Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.29+
Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.30†
Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.31†
Commercial Manufacturing Agreement, dated as of September 18, 2015, as amended, by and between Alcami Corporation (f/k/a/ AAI Pharma Services Corp.) and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.32
Credit and Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., MidCap Financial Trust and the additional lenders thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.33
Pledge Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., each of the subsidiaries listed thereto as pledgers and MidCap Financial Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.34
Intellectual Property Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc. and MidCap Financial Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.35+	Employment Agreement, as amended, between the Registrant and Marcio Souza (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.36+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.37+	Consulting Services Agreement between the Registrant and Mark A. Rothera (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 8, 2017)

10.38+
Consulting Services Agreement between the Registrant and Dr. C. Geoffrey McDonough (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

PTC THERAPEUTICS, INC.

Date:	March 6, 2018	By:	/s/ STUART W. PELTZ
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

Dated:	March 6, 2018	By:	/s/ STUART W. PELTZ
Stuart W. Peltz Chief Executive Officer and Director

Dated:	March 6, 2018	By:	/s/ CHRISTINE UTTER
Christine Utter Principal Financial Officer (Principal Financial and Accounting Officer)

Dated:	March 6, 2018	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler Director

Dated:	March 6, 2018	By:	/s/ ALLAN JACOBSON
Allan Jacobson Director

Dated:	March 6, 2018	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell Director

Dated:	March 6, 2018	By:	/s/ GLENN STEELE
Glenn Steele Director

Dated:	March 6, 2018	By:	/s/ DAWN SVORONOS
Dawn Svoronos Director

Dated:	March 6, 2018	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis Director