Form 10-Q
period 2018-03-31
PTC THERAPEUTICS, INC.
filed 2018-05-09
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, there were 46,445,672 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
our ability to maintain our marketing authorization of Translarna for the treatment of nmDMD in the EEA (which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA);

•
our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the trial’s deadline;

•
the anticipated period of market exclusivity for Emflaza for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or the Orphan Drug Act, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act and through any grant of pediatric exclusivity;

•
our ability to complete the United States Food and Drug Administration, or FDA, post-marketing requirements to the marketing authorization of Emflaza or any requirements necessary to obtain any grant of pediatric exclusivity;

•
our expectations with respect to our acquisition of all rights to Emflaza from Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, including with respect to our ability to realize the anticipated benefits of the acquisition (including with respect to future revenue generation and contingent payments to Marathon based on annual net sales);

•
our ability to complete any dystrophin study necessary in order to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors as well as in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$97,675	$111,792
Marketable securities	80,595	79,454
Trade receivables, net	45,611	40,394
Inventory	12,355	10,754
Prepaid expenses and other current assets	5,760	6,669
Total current assets	241,996	249,063
Fixed assets, net	8,302	8,376
Intangible assets, net	127,565	132,993
Deposits and other assets	1,548	1,221
Total assets	$379,411	$391,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$71,437	$76,446
Deferred revenue	—	3,937
Other current liabilities	1,279	1,665
Total current liabilities	72,716	82,048
Deferred revenue - long-term	9,300	7,954
Long-term debt	146,878	144,971
Other long-term liabilities	209	243
Total liabilities	229,103	235,216

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 41,809,398 shares at March 31, 2018. Authorized 125,000,000 shares; issued and outstanding 41,612,395 shares at December 31, 2017	42	42
Additional paid-in capital	975,418	966,534
Accumulated other comprehensive income	4,953	3,969
Accumulated deficit	(830,105)	(814,108)
Total stockholders’ equity	150,308	156,437
Total liabilities and stockholders’ equity	$379,411	$391,653

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net product revenue	$55,981	$26,442
Collaboration and grant revenue	81	105
Total revenues	56,062	26,547
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	3,045	39
Amortization of acquired intangible asset	5,428	—
Research and development	31,363	27,363
Selling, general and administrative	32,969	25,500
Total operating expenses	72,805	52,902
Loss from operations	(16,743)	(26,355)
Interest expense, net	(3,303)	(2,219)
Other income (expense), net	1,004	(318)
Loss before income tax expense	(19,042)	(28,892)
Income tax expense	(221)	(165)
Net loss attributable to common stockholders	$(19,263)	$(29,057)

Weighted-average shares outstanding:
Basic and diluted (in shares)	41,626,617	34,305,948
Net loss per share—basic and diluted (in dollars per share)	$(0.46)	$(0.85)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended March 31,
	2018	2017
Net loss	$(19,263)	$(29,057)
Other comprehensive loss:
Unrealized loss on marketable securities	(123)	(22)
Foreign currency translation gain	1,107	631
Comprehensive loss	$(18,279)	$(28,448)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(19,263)	$(29,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,022	612
Non-cash interest expense	1,780	1,600
Amortization of premiums on investments	(96)	208
Amortization of debt issuance costs	126	80
Share-based compensation expense	7,748	9,029
Unrealized foreign currency transaction (gains) losses, net	(1,300)	820
Changes in operating assets and liabilities:
Inventory, net	(1,446)	(1,350)
Prepaid expenses and other current assets	958	93
Trade receivables, net	(4,223)	(6,746)
Deposits and other assets	(308)	(226)
Accounts payable and accrued expenses	(6,810)	(3,923)
Other liabilities	(475)	(624)
Deferred revenue	1,409	582
Net cash used in operating activities	(15,878)	(28,902)
Cash flows from investing activities
Purchases of fixed assets	(479)	(225)
Purchases of marketable securities	(22,683)	(19,467)
Sale and redemption of marketable securities	21,514	44,110
Net cash (used in) provided by investing activities	(1,648)	24,418
Cash flows from financing activities
Proceeds from exercise of options	1,136	106
Proceeds from shares issued under employee stock purchase plan	—	557
Net cash provided by financing activities	1,136	663
Effect of exchange rate changes on cash	2,273	(394)
Net decrease in cash and cash equivalents	(14,117)	(4,215)
Cash and cash equivalents, beginning of period	111,792	58,321
Cash and cash equivalents, end of period	$97,675	$54,106
Supplemental disclosure of cash information
Cash paid for interest	$3,023	$2,250
Cash paid for income taxes	$326	$28

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
In thousands (except per share data unless otherwise noted)

1.	The Company
PTC Therapeutics, Inc. (the “Company” or “PTC”) is a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. The Company has launched two rare disease products and has a global commercial footprint. The Company’s recent ability to commercialize products is the foundation that drives its continued investment in a robust pipeline of transformative medicines and its mission to provide access to best-in-class treatments for patients who have an unmet medical need.
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
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of March 31, 2018, Translarna was available in over 25 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its launch activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2018 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, (the "FDA"), for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company intends to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that it is currently designing and expects to initiate such a study by the end of 2018. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
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
As of March 31, 2018, the Company had an accumulated deficit of approximately $830.1 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014 and October 2014, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, the Company began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that the cash flows from the sales of its products, together with the Company's cash, cash equivalents and marketable securities, including the net proceeds from the Company's underwritten public offering of its common stock that close in April 2018 as discussed in Note 12, will be sufficient to fund its operations for at least the next twelve months.

2.	Summary of significant accounting policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 6, 2018 (the "2017 Form 10-K"). Additional significant accounting policies adopted during the three month period ended March 31, 2018 are discussed in further detail below.
Basis of presentation
The accompanying financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2017 and notes thereto included in the 2017 Form 10-K.
In the opinion of management, the unaudited financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three month periods ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year.
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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	March 31, 2018	December 31, 2017
Raw materials	$768	$452
Work in progress	4,786	3,912
Finished goods	6,801	6,390
Total inventory	$12,355	$10,754
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
Revenue recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition-Products (Topic 605) and replaced it with a principle-based approach for determining revenue recognition. ASC Topic 606 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under Topic 606, and applied this approach only to contracts that were not completed as of January 1, 2018. The Company calculated a one-time transition adjustment of $3.3 million, which was recorded on January 1, 2018 to the opening balance of accumulated deficit, related to the product sales of Emflaza. The ASC 606 transition adjustment recorded for Emflaza resulted in sales being recognized earlier than under Topic 605, as the deferred revenue recognition model (sell-through) is not applicable under Topic 606. The one-time adjustment consisted of $3.9 million in deferred revenue offset by $0.6 million of variable consideration. The information presented for the periods prior to January 1, 2018 has not been adjusted and is reported under Topic 605.
Periods prior to January 1, 2018
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
In May 2017, the Company began the commercialization of Emflaza in the U.S. The Company recorded product revenue related to the sales of Emflaza in the U.S. in accordance with ASC 605-15, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. Due to the early stage of the product launch, the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, the Company recorded net product revenue for Emflaza using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company does not recognize revenue until Emflaza is shipped to the specialty pharmacy.
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
Periods commencing January 1, 2018
The Company's net product revenue consists of sales of Translarna in territories outside of the U.S. and sales of Emflaza in the U.S., both for the treatment of DMD.
Net product revenue
The Company recognizes revenue when its performance obligations with its customers have been satisfied. The Company’s performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when the Company’s customer obtains control of either Translarna or Emflaza, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. Historically, returns of Translarna and Emflaza are immaterial to the financial statements. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained.
In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.
Upon adoption of ASC Topic 606 on January 1, 2018, the Company elected the following practical expedients:

•
Portfolio Approach - the Company applied the Portfolio Approach to contract reviews within its identified revenue streams that have similar characteristics and the Company believes this approach would not differ materially than if applying ASC Topic 606 to each individual contract.

•	Significant Financing Component - the Company expects the period between when it transfers a promised good to a customer and when the customer pays for the good or service to be one year or less.

•	Immaterial Performance Obligations - the Company disregards promises deemed to be immaterial in the context of the contract.

•	Shipping and Handling Activities - the Company considers any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise.
Shipping and handling costs associated with finished goods delivered to customers are recorded as a selling expense.
Collaboration revenue
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
At the inception of a collaboration arrangement, the Company needs to first evaluate if the arrangement meets the criteria in ASC Topic 808 “Collaborative Arrangements” to then determine if ASC Topic 606 is applicable by considering whether the collaborator meets the definition of a customer. If the criteria are met, the Company assesses the promises in the arrangement to identify distinct performance obligations.
For licenses of intellectual property, the Company assesses, at contract inception, whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license will be bundled with other promises in the arrangement into one distinct performance obligation. The Company needs to determine if the bundled performance obligation is satisfied over time or at a point in time. If the Company concludes that the nonrefundable, upfront license fees will be recognized over time, the Company will need to assess the appropriate method of measuring proportional performance.
For milestone payments, the Company assesses, at contract inception, whether the development or sales-based milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, the Company will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable of being achieved until the applicable regulatory approvals or other external conditions are obtained as such conditions are not within the Company's control. If it is probable that a significant revenue reversal will not occur, the Company will estimate the milestone payments using the most likely amount method. The Company will re-assess the development and sales-based milestones each reporting period to determine the probability of achievement.
The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.

Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.8 million as of March 31, 2018 and $0.8 million as of December 31, 2017.
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended March 31, 2018.

ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC issued SAB 118, which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. The 2017 Tax Act does not have a material impact on the Company’s financial statements since its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any significant off shore earnings from which to record the mandatory transition tax. However, given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury about implementing the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, these estimates may be adjusted during the measurement period. The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings which are held in cash or other assets and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.
Recently issued accounting standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-2, “Leases (Topic 842)”. This standard will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2016-2 will have on its consolidated financial statements and accompanying notes.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This standard permits the reclassification of tax effects stranded in other comprehensive income as a result of tax reform to retained earnings related to the change in federal tax rate in addition to other stranded effects that relate to the Tax Cuts and Job Act ("the Act") but do not directly relate to the change in the federal rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2018-02 will have on its consolidated financial statements and accompanying notes.
Impact of recently adopted accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification

(“ASC”) Subtopic 605-15, Revenue Recognition-Products and replaced it with a principle-based approach for determining revenue recognition. ASC Topic 606 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective approach and applied this approach only to contracts that were not completed as of January 1, 2018. The Company calculated a one-time transition adjustment of $3.3 million, which was recorded on January 1, 2018 to deferred revenue and accumulated deficit, related to the product sales of Emflaza. The information presented for the periods prior to January 1, 2018 has not been restated and is reported under ASC Topic 605.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. The Company adopted ASU 2016-01 during the three months ended March 31, 2018. In March 2018, the FASB issued ASU 2018-04, "Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 117 and SEC Release No. 33-9273 (SEC Update)". This standard supersedes SEC paragraphs in ASC 320, Investments- Debt Securities, as a result of the issuance of SAB 117 and also updates the Codification for a 2011 SEC release and are effective when a registrant adopts ASU 2016-01, which in the case of the Company was during the three months ended March 31, 2018. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations for the period ended and as of March 31, 2018.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard clarifies the presentation of certain specific cash flow issues in the Statement of Cash Flows. The Company adopted ASU 2016-15 during the three months ended March 31, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations for the period ended and as of March 31, 2018.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 during the three months ended March 31, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations for the period ended and as of March 31, 2018.
In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will be also required to disclose that compensation expense has not changed if applicable. The Company adopted ASU 2017-09 during the three months ended March 31, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations for the period ended and as of March 31, 2018.

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
The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$80,595	$—	$80,595	$—
Warrant liability	$1	$—	$—	$1
Stock appreciation rights liability	$1,279	$—	$—	$1,279

	December 31, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$79,454	$—	$79,454	$—
Warrant Liability	$1	$—	$—	$1
Stock appreciation rights liability	$1,665	$—	$—	$1,665
No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended March 31, 2018 and December 31, 2017.
The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$26,191	$30	$—	$26,221
Corporate debt securities	54,505	—	(131)	54,374
	$80,696	$30	$(131)	$80,595

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$13,775	$52	$—	$13,827
Corporate debt securities	65,657	—	(30)	65,627
	$79,432	$52	$(30)	$79,454
At March 31, 2018 and December 31, 2017, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of March 31, 2018 and December 31, 2017, the Company did not have any realized gains/losses from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2018 are as follows:

	March 31, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(131)	$54,374	$—	$—	$(131)	$54,374
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2017 are as follows:

	December 31, 2017
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(28)	$59,108	$(2)	$6,519	$(30)	$65,627

Marketable securities on the balance sheet at March 31, 2018 and December 31, 2017 mature as follows:

	March 31, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,221	$—
Corporate debt securities	54,374	—
Total Marketable securities	$80,595	$—

	December 31, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$13,827	$—
Corporate debt securities	55,550	10,077
Total Marketable securities	$69,377	$10,077
The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 9. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2018 and December 31, 2017 was $139.3 million and $115.7 million, respectively.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the credit and security agreement with MidCap Financial Trust and other financial institutions (as further discussed in Note 9) approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for the credit and security agreement approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.
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
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended March 31, 2018:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2017	$1	$1,665
Change in fair value	—	1,605
Payments	—	(1,991)
Ending balance as of March 31, 2018	$1	$1,279
Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2018 include (i) volatility (54%-56%), (ii) risk free interest rate (2.18%-2.18%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($27.06), and (v) expected life (1.3—1.5 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2017 include (i) volatility (69%-69%), (ii) risk free interest rate (1.89%—1.89%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($16.68), and (v) expected life (1.6—1.7 years).
Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of March 31, 2018 include (i) volatility (55%—58%), (ii) risk free interest rate (2.01%—2.18%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($27.06), and (v) expected life (0.8—1.8 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2017 include (i) volatility (31%-70%), (ii) risk free interest rate (1.28%—1.89%), (iii) strike price ($6.76—$30.86), (iv) fair value of common stock ($16.68), and (v) expected life (0.0—2.0 years).

4.	Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.
The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three months ended March 31, 2018:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2017	$22	$3,947	$3,969
Other comprehensive (loss) income before reclassifications	(123)	1,107	984
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive (loss) income	(123)	1,107	984
Balance at March 31, 2018	$(101)	$5,054	$4,953

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Employee compensation, benefits, and related accruals	$9,243	$17,711
Consulting and contracted research	6,570	5,137
Professional fees	3,100	2,116
Sales allowance and other costs	25,098	22,257
Sales rebates and royalties	16,380	11,657
Accounts payable	3,104	15,282
Other	7,942	2,286
	$71,437	$76,446

6.	Warrants
All of the Company’s outstanding warrants were classified as liabilities as of March 31, 2018 and December 31, 2017 because they contained non-standard antidilution provisions.
The following is a summary of the Company’s outstanding warrants as of March 31, 2018 and December 31, 2017:

	Warrant shares	Exercise price	Expiration
Common stock	7,030	$128.00	2019
Common stock	130	$2,520.00	2019

7.	Net loss per share
Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares plus the effect of any dilutive potential common shares outstanding during the period.
The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018		2017
Numerator
Net loss	$(19,263)		$(29,057)
Denominator
Denominator for basic and diluted net loss per share	41,626,617		34,305,948
Net loss per share:
Basic and diluted	$(0.46)	*	$(0.85)	*

*In the three months ended March 31, 2018 and 2017, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period

	As of March 31,
	2018	2017
Stock Options	8,176,777	7,007,290
Unvested restricted stock awards and units	615,375	566,594
Total	8,792,152	7,573,884

8.	Stock award plan

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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of March 31, 2018, awards for 574,778 shares of common stock are available for issuance.
From January 1, 2018 through March 31, 2018, the Company issued a total of 1,916,939 stock options to various employees.  Of those, 155,150 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the Nasdaq inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.
A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2017	6,448,642	$29.00
Granted	1,916,939	$18.71
Exercised	(77,312)	$14.70
Forfeited/Cancelled	(111,492)	$34.42
Outstanding at March 31, 2018	8,176,777	$26.65	7.67 years	$56,205
Vested or Expected to vest at March 31, 2018	3,711,261	$21.15	8.98 years	$32,239
Exercisable at March 31, 2018	4,166,448	$32.12	6.40 years	$21,177
The fair value of grants made in the three months ended March 31, 2018 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended March 31, 2018
Risk-free interest rate	2.25% — 2.73%
Expected volatility	64%—90%
Expected term	5.04 – 10.00 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2018 was $12.50 per share.
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
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2018	393,011	$15.64
Granted	338,991	$18.01
Vested	(97,545)	$16.89
Forfeited	(19,082)	$17.06
Unvested at March 31, 2018	615,375	$16.74
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending March 31, 2018, a total of 177,329 SARs vested. For the period ending March 31, 2018, the Company recorded $1.6 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending March 31, 2018, the Company recorded $0.2 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$3,747	$4,467
Selling, general and administrative	4,001	4,562
Total	$7,748	$9,029
As of March 31, 2018, there was approximately $60.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.63 years.

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
The Credit Facility is subject to certain financial covenants. As of March 31, 2018, the Company was in compliance with all required covenants.
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
The Convertible Notes consist of the following:

Liability component	March 31, 2018	December 31, 2017
Principal	$150,000	$150,000
Less: Debt issuance costs	(2,032)	(2,121)
Less: Debt discount, net(1)	(40,791)	(42,572)
Net carrying amount	$107,177	$105,307

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.
The fair value of the Convertible Notes was approximately $139.3 million as of March 31, 2018. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of March 31, 2018, the remaining contractual life of the Convertible Notes is approximately 4.4 years.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$1,110	$1,110
Amortization of debt issuance costs	89	80
Amortization of debt discount	1,780	1,600
Total	$2,979	$2,790
Effective interest rate of the liability component	11%	11%

10.	Commitments and contingencies
Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited ("Wellcome Trust") for the research and development of small molecule compounds in connection with the Company's oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company’s first such milestone payment of $0.8 million payable to Wellcome Trust occurred in the second quarter of 2016. Additional milestone payments of up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.
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
11.    Revenue recognition
Net product sales
The Company views its operations and manages its business in one operating segment. During the three months ended March 31, 2018, net product sales in the United States was $19.2 million, consisting solely of Emflaza, and net product sales not in the United States was $36.8 million, consisting solely of Translarna.

The following table presents changes in the Company’s contract liabilities for the three months ended March 31, 2018:

	Balance as of December 31, 2017	Additions	Deductions	ASC 606 Adjustment	Balance as of March 31, 2018
Deferred Revenue	$11,891	$1,346	$—	$(3,937)	$9,300.265
The Company did not have any contract assets for the three months ended March 31, 2018.
During the three months ended March 31, 2018, the Company recognized revenue in the period from:

March 31, 2018
Amounts included in contract liabilities at the beginning of the period	$—
Performance obligations satisfied in previous period	—
Performance obligations satisfied in current period	55,981
Total product revenue	$55,981
The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three months ended March 31, 2018.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $9.3 million. The Company expects to recognize revenue over the next two to four years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
The impact of adoption using the modified retrospective method on the Company’s consolidated financial statements is as follows:

i.Consolidated balance sheets

	Impact of changes in accounting policies
	As reported March 31, 2018	Adjustments	As reported Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$97,675	$—	$97,675
Marketable securities	80,595	—	80,595
Trade receivables, net	45,611	—	45,611
Inventory	12,355	80	12,435
Prepaid expenses and other current assets	5,760	—	5,760
Total current assets	241,996	80	242,076
Fixed assets, net	8,302	—	8,302
Intangible assets, net	127,565	—	127,565
Deposits and other assets	1,548	—	1,548
Total assets	$379,411	$80	$379,491
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$71,437	$(839)	$70,598
Deferred revenue	—	4,935	4,935
Other current liabilities	1,279	—	1,279
Total current liabilities	72,716	4,096	76,812
Deferred revenue - long-term	9,300	—	9,300
Long-term debt	146,878	—	146,878
Other long-term liabilities	209	—	209
Total liabilities	229,103	4,096	233,199

Stockholders’ equity:
Common stock	42	—	42
Additional paid-in capital	975,418	—	975,418
Accumulated other comprehensive income	4,953	—	4,953
Accumulated deficit	(830,105)	(4,016)	(834,121)
Total stockholders’ equity	150,308	(4,016)	146,292
Total liabilities and stockholders’ equity	$379,411	$80	$379,491

ii.Consolidated statements of operations

	Impact of changes in accounting policies
	As reported for the period ended March 31, 2018	Adjustments	As reported Balances without adoption of Topic 606
Revenues:
Net product revenue	$55,981	$(829)	$55,152
Collaboration and grant revenue	81	—	81
Total revenues	56,062	(829)	55,233
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	3,045	(80)	2,965
Amortization of acquired intangible asset	5,428	—	5,428
Research and development	31,363	—	31,363
Selling, general and administrative	32,969	—	32,969
Total operating expenses	72,805	(80)	72,725
Loss from operations	(16,743)	(749)	(17,492)
Interest expense, net	(3,303)	—	(3,303)
Other income, net	1,004	—	1,004
Loss before income tax expense	(19,042)	(749)	(19,791)
Income tax expense	(221)	—	(221)
Net loss attributable to common stockholders	$(19,263)	$(749)	$(20,012)
iii.Consolidated statements of comprehensive loss

	Impact of changes in accounting policies
	As reported for the period ended March 31, 2018	Adjustments	As reported Balances without adoption of Topic 606
Net loss	$(19,263)	$(749)	$(20,012)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(123)	—	(123)
Foreign currency translation gain	1,107	—	1,107
Comprehensive loss	$(18,279)	$(749)	$(19,028)

iv.Consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported for the period ended March 31, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities
Net loss	$(19,263)	$(749)	$(20,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,022	—	6,022
Non-cash interest expense	1,780	—	1,780
Amortization of premiums on investments	(96)	—	(96)
Amortization of debt issuance costs	126	—	126
Share-based compensation expense	7,748	—	7,748
Unrealized foreign currency transaction losses, net	(1,300)	—	(1,300)
Changes in operating assets and liabilities:			0
Inventory, net	(1,446)	(80)	(1,526)
Prepaid expenses and other current assets	958	—	958
Trade receivables, net	(4,223)	—	(4,223)
Deposits and other assets	(308)	—	(308)
Accounts payable and accrued expenses	(6,810)	(839)	(7,649)
Other liabilities	(475)	—	(475)
Deferred revenue	1,409	1,668	3,077
Net cash used in operating activities	(15,878)	—	(15,878)
Cash flows from investing activities
Purchases of fixed assets	(479)	—	(479)
Purchases of marketable securities	(22,683)	—	(22,683)
Sale and redemption of marketable securities	21,514	—	21,514
Net cash used in investing activities	(1,648)	—	(1,648)
Cash flows from financing activities
Proceeds from exercise of options	1,136	—	1,136
Net cash provided by financing activities	1,136	—	1,136
Effect of exchange rate changes on cash	2,273	—	2,273
Net decrease in cash and cash equivalents	(14,117)	—	(14,117)
Cash and cash equivalents, beginning of period	111,792	—	111,792
Cash and cash equivalents, end of period	$97,675	$—	$97,675
Collaboration revenue
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

The Company identified two material promises in the collaboration agreement, the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises were bundled into one distinct performance obligation. As a result, the Company deferred the $30.0 million upfront payment which was recognized over the estimated performance period of two years, which was the contracted research period. As of adoption of ASC Topic 606 on January 1, 2018, all performance obligations had been satisfied and the balance of the remaining deferred upfront payment was fully recognized.
Under the agreement, the Company is eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.
In January 2014, the Company announced the initiation of a Phase 1 clinical program in its spinal muscular atrophy collaboration with Roche and the SMA Foundation which triggered a $7.5 million milestone payment from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.
In November 2014, the Company announced the initiation of a Phase 2 study in adult and pediatric patients in its spinal muscular atrophy collaboration with Roche and the SMA Foundation which triggered a $10 million payment from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.
In October 2017, the Company announced that the Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 spinal muscular atrophy initiated in the fourth quarter of 2016 with Roche and SMA Foundation, had transitioned into the pivotal second part of its study. The achievement of this milestone triggered a $20.0 million payment to the Company from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2017.
For the three months ended March 31, 2018 and 2017, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively.
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
Generally, the two material promises in these arrangements are the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises are bundled into one distinct performance obligation. As of adoption of ASC Topic 606 on January 1, 2018, all deferred revenue related to these arrangements had been recognized. For the three months ended March 31, 2018 and 2017, the Company did not recognize any revenue related to discovery agreements.
The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143.0 million and up to $252.0 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product. The Company will recognize revenue when it is probable the milestones will be achieved (see Note 2). For the three months ended March 31, 2018 and 2017, the Company did not recognize any revenue related to early stage collaborations.

12.	Subsequent events
In April 2018, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 4,600,000 shares of common stock under the registration statement at a public offering price of $27.04 per share, including 600,000 shares issued upon exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds of approximately $117.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2018. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q and Part I, Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2017, our actual results may differ materially from those anticipated in these forward-looking statements.
Our Company
We are a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. We have launched two rare disease products and have a global commercial footprint. Our recent ability to commercialize products is the foundation that drives our continued investment in a robust pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need. Our strategy is to bring best-in-class therapies with differentiated clinical benefit to patients affected by rare disorders and to leverage our global commercial infrastructure to maximize value for our patients and other stakeholders.
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. During the quarter ended March 31, 2018, we recognized $36.8 million in sales of Translarna. Translarna is currently available for the treatment of nmDMD in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During the quarter ended March 31, 2018, Emflaza achieved sales of $19.2 million.
Corporate Updates
Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy
United States. Translarna is an investigational new drug in the U.S. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that we are currently designing and expect to initiate such a study by the end of 2018. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval pathway.
There is substantial risk that the studies we use to collect the dystrophin data will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD.
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
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of Translarna’s labeling to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, which concluded in February 2018, included a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). We have submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients from two to up to five years of age, which includes data from this study, and a decision is expected mid-2018. However, there can be no assurances that we will successfully obtain such label extension.
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
We expect that Emflaza will have a seven-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, as well as a concurrent five-year exclusive marketing period in the United States for the active ingredient in Emflaza under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. Additionally, because the FDA has requested that we conduct a pediatric study of Emflaza, we expect to be granted a term of pediatric exclusivity upon completion of an agreed-upon study. This additional exclusivity would provide for an additional six months of marketing protection beginning as of the end of the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period. As we presently have no patent rights to protect the approved use of Emflaza, we expect to rely on both the five-year Hatch-Waxman Act and seven-year Orphan Drug Act exclusivity periods to commercialize Emflaza for the approved indication in the U.S. As the holder of orphan exclusivity, we are required to ensure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of orphan exclusivity in the U.S.
Translarna for additional indications
Based on its understood mechanism of action, we believe that Translarna may have benefit in the treatment of patients with genetic disorders that arise as a result of a nonsense mutation. We are pursuing studies for Translarna in additional indications including nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5. We have completed enrollment for our aniridia study and anticipate results during 2019.
Spinal muscular atrophy program
Our spinal muscular atrophy (SMA) collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently our collaboration has three clinical trials ongoing to evaluate the safety and effectiveness of RG7916 (RO7034067), the lead compound in the SMA program. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. In October 2017, Sunfish transitioned into the pivotal second part of its study, which triggered a $20 million milestone payment to us from Roche. In March 2018, Firefish transitioned into the pivotal second part of its study, the primary endpoint of which is the proportion of patients sitting without support after 12 months on RG7916 treatment. Data from the open label extension of part 1 of the Sunfish trial were presented in April 2018 at the annual meeting of the Academy of American Neurology, or AAN. RG7916 was well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. In Sunfish, the data demonstrate that the previously reported SMN protein increase is maintained over 35 weeks of treatment indicating the durability of the pharmacodynamic effect. Early interim survival and swallowing function data from the Firefish trial were also presented in April 2018 at the annual meeting of the AAN. The median age of first dose was 6.7 months and babies have received RG7916 for a duration of up to 14.8 months. RG7916 has been well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. Moreover, no babies have required a tracheostomy or permanent ventilation since study initiation and no baby has lost the ability to swallow. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for SMA Type 1 infants is between 8 and 10.5 months. In addition, SMN protein level increases of up to 6.5-fold were observed after 28 days of dosing. Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of RG7916 in type 2 and type 3 SMA patients who have been previously treated with a survival of motor neuron 2 (SMN2)-targeting therapy, initiated in the first quarter of 2017. Preliminary PD data from three Jewelfish patients presented at the annual meeting of the AAN in April 2018 demonstrate increases in SMN2 FL/SMN7 mRNA ratio and SMN protein level increases of up to 4-fold.
Pre-clinical and other programs
In addition, we have a pipeline of product candidates that are in early clinical and pre-clinical development. Our pre-clinical and discovery programs are focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
Funding
The success of Translarna, Emflaza and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. Our revenues are primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our EAP programs and in countries in the EEA where we were able to obtain acceptable commercial pricing and reimbursement terms, and from sales of Emflaza for the treatment of DMD in the United States.
To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014, October 2014 and April 2018, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States.
We have a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, that provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. The remaining $20 million under the senior secured term loan facility would become available to us upon our demonstration (on or prior to December 31, 2018) of net product revenue equaling or exceeding $120 million for the trailing 12 month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
In April 2018, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 4,600,000 shares of common stock under the registration statement at a public offering price of $27.04 per share, including 600,000 shares issued upon exercise by the underwriters of their option to purchase additional shares.  We received net proceeds of approximately $117.9 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
As of March 31, 2018, we had an accumulated deficit of $830.1 million. We had a net loss of $19.3 million and $29.1 million for the three months ended March 31, 2018 and 2017, respectively.
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States. We also expect to incur ongoing research and development expenses for our other product candidates, including our oncology program. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. These efforts may significantly impact the timing and extent of our commercialization expenses.
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
The following tables provide research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$18,323	$19,400
Oncology	1,111	1,443
Next generation nonsense readthrough	1,648	1,434
Emflaza	3,038	—
Other research and preclinical	7,243	5,086
Total research and development	$31,363	$27,363
We discontinued our clinical studies for nonsense mutation cystic fibrosis (nmCF) and nonsense mutation mucopolysaccharidosis type I (nmMPS I) in 2017 and we expect the research and development costs for those programs to continue to decline as we complete the wind down of those programs.
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

·
our ability to market, commercialize and achieve market acceptance for any of our products or product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us and to obtain or maintain marketing authorizations we have or may receive for our products and product candidates;

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
During the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 6, 2018, or the 2017 Annual Report on Form 10-K, other than those disclosed below.
Revenue recognition
Periods prior to January 1, 2018
We recognize revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.
Net product sales
Prior to the second quarter of 2017, our net product sales consisted of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products.
We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and our third-party partner distributors. Revenue is recognized when risk of ownership has transferred. Our third-party partner distributors act as intermediaries between us and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer.
In May 2017, we began the commercialization of Emflaza in the U.S. We recorded product revenue related to the sales of Emflaza in the U.S. in accordance with ASC 605-15, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. Due to the early stage of the product launch, we determined that we were not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, we recorded net product revenue for Emflaza using a deferred revenue recognition model (sell-through). Under the deferred revenue model, we did not recognize revenue until Emflaza was shipped to the specialty pharmacy.
We record revenue net of estimated third-party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

Collaboration and grant revenue
The terms of these agreements typically include payments to us of one or more of the following: nonrefundable, upfront license fees; milestone payments; research funding and royalties on future product sales. In addition, we generate service revenue through agreements that generally provide for fees for research and development services and may include additional payments upon achievement of specified events.
We evaluate all contingent consideration earned, such as a milestone payment, using the criteria as provided by ASC 605-28, Revenue Recognition—Milestone Method. At the inception of a collaboration arrangement, we evaluate if a milestone payment is substantive. The criteria requires that (1) we determine if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (2) the milestone be related to past performance; and (3) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered a substantive milestone and will be recognized as revenue in the period that the milestone is achieved. We recognize royalties as earned in accordance with the terms of various research and collaboration agreements. If not substantive, the contingent consideration is allocated to the existing units of accounting based on relative selling price and recognized following the same basis previously established for the associated unit of accounting.
We recognize revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. We record these reimbursements as revenue and not as a reduction of research and development expenses as we have the risks and rewards as the principal in the research and development activities.
Periods commencing January 1, 2018
Our net product revenue consists of sales of Translarna in territories outside of the U.S. and sales of Emflaza in the U.S., both for the treatment of DMD.
Net Product Revenue
We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of either Translarna or Emflaza, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
We record product sales net of any variable consideration, which includes discounts, allowances, rebates and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. Historically, returns of Translarna and Emflaza were immaterial to our financial statements. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained.
In relation to customer contracts, we incur costs to fulfill a contract but do not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.
Upon adoption of ASC Topic 606 on January 1, 2018, we have elected the following practical expedients:

•
Portfolio Approach - We applied the Portfolio Approach to contract reviews within identified revenue streams that have similar characteristics and we believe this approach would not differ materially than if applying ASC Topic 606 to each individual contract.

•	Significant Financing Component - We expect the period between when an we transfer a promised good or service to a customer and when the customer pays for the good or service to be one year or less.

•	Immaterial Performance Obligations - We disregard promises deemed to be immaterial in the context of the contract.

•	Shipping and Handling Activities - We consider any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise.
Shipping and handling costs associated with finished goods delivered to customers are recorded as a selling expense.

Collaboration Revenue
The terms of these agreements typically include payments to us of one or more of the following: nonrefundable, upfront license fees; milestone payments; research funding and royalties on future product sales. In addition, we generate service revenue through agreements that generally provide for fees for research and development services and may include additional payments upon achievement of specified events.
At the inception of a collaboration arrangement, we need to first evaluate if the arrangement meets the criteria in ASC Topic 808 “Collaborative Arrangements” to then determine if ASC Topic 606 is applicable by considering whether the collaborator meets the definition of a customer. If the criteria are met, we assess the promises in the arrangement to identify distinct performance obligations.
For licenses of intellectual property, we assess, at contract inception, whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license will be bundled with other promises in the arrangement into one distinct performance obligation. We determine if the bundled performance obligation is satisfied over time or at a point in time. If we conclude that the nonrefundable, upfront license fees will be recognized over time, we assess the appropriate method of measuring proportional performance.
For milestone payments, we assess, at contract inception, whether the development or sales-based milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, we will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable of being achieved until the applicable regulatory approvals or other external conditions are obtained as such conditions are not within our control. If it is probable that a significant revenue reversal will not occur, we will estimate the milestone payments using the most likely amount method. We will re-assess the development and sales-based milestones each reporting period to determine the probability of achievement.
We recognize revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. We record these reimbursements as revenue and not as a reduction of research and development expenses as we have the risks and rewards as the principal in the research and development activities.
Inventory and cost of product sales
Inventory
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
We periodically review inventory for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. We have not recorded any inventory write downs as of the current period. Additionally, though our products are subject to strict quality control and monitoring which is performed throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.
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
Accrued expenses
As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. Examples of estimated accrued expenses include:

·	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

·	fees paid to investigative sites in connection with clinical trials;

·	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

·	professional service fees.
Results of operations
Three months ended March 31, 2018 compared to three months ended March 31, 2017
The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change 2018 vs. 2017
(in thousands)	2018	2017
Net product revenue	$55,981	$26,442	$29,539
Collaboration and grant revenue	81	105	(24)
Cost of product sales, excluding amortization of acquired intangible asset	3,045	39	3,006
Amortization of acquired intangible asset	5,428	—	5,428
Research and development expense	31,363	27,363	4,000
Selling, general and administrative expense	32,969	25,500	7,469
Interest expense, net	(3,303)	(2,219)	(1,084)
Other income (expense), net	1,004	(318)	1,322
Income tax expense	(221)	(165)	(56)
Net product revenues. Net product revenues were $56.0 million for the three months ended March 31, 2018, an increase of $29.5 million, or 112%, from $26.4 million for the three months ended March 31, 2017. The increase in net product revenue was primarily due to the increase in net product revenue in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product revenue of Emflaza in the United States.
Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the three months ended March 31, 2018 and $0.1 million for the three months ended March 31, 2017. Revenues are primarily from ongoing collaboration arrangements with Roche.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales were $3.0 million for the three months ended March 31, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales and costs associated with Emflaza and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.
Amortization of acquired intangible asset. Amortization of the acquired intangible asset was $5.4 million for the three months ended March 31, 2018 resulting from the acquisition of all rights to Emflaza. The amount allocated to the Emflaza intangible asset will be amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of our acquisition of all rights to Emflaza, the period of estimated future cash flows.
Research and development expense. Research and development expense was $31.4 million for the three months ended March 31, 2018, an increase of $4.0 million, or 15%, from $27.4 million for the three months ended March 31, 2017. The increase was primarily due to increased investment in research programs and the advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $33.0 million for the three months ended March 31, 2018, an increase of $7.5 million, or 29%, from $25.5 million for the three months ended March 31, 2017. The increase resulted primarily from the continued commercial support for the Emflaza product launch and continued growth of Translarna marketing activities.
Interest expense, net.  Interest expense, net was $3.3 million for the three months ended March 31, 2018, an increase of $1.1 million, or 49%, from $2.2 million for the three months ended March 31, 2017.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement, partially offset by interest income from investments.

Other income (expense), net. Other income, net was $1.0 million for the three months ended March 31, 2018, an increase in income of $1.3 million, or 416%, from other expense, net of $0.3 million for the three months ended March 31, 2017. The change from expense to income resulted primarily from exchange rate changes in the current period.
Income tax expense. Income tax expense was $0.2 million for the three months ended March 31, 2018 and $0.2 million for the three months ended March 31, 2017. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.
The income tax expense for the three months ended March 31, 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of a favorable change in the jurisdictional mix of profits in jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.
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
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and Emflaza. As a result, while we expect to continue to generate operating losses in 2018, we anticipate that operating losses generated in future periods should decline versus prior periods. The net losses we incur may fluctuate significantly from quarter to quarter.
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

In April 2018, we closed an underwritten public offering of 4,600,000 shares of common stock under the registration statement at a public offering price of $27.04 per share, including 600,000 shares issued upon exercise by the underwriters of their option to purchase additional shares.  We received net proceeds of approximately $117.9 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
Cash flows
As of March 31, 2018, we had cash, cash equivalents and marketable securities of $178.3 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	(15,878)	(28,902)
Investing activities	(1,648)	24,418
Financing activities	1,136	663
Net cash used in operating activities was $15.9 million for the three months ended March 31, 2018 and $28.9 million for the three months ended March 31, 2017. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities, partially offset by increased cash receipts resulting from higher net product revenues.
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2018 and net cash provided by investing activities was $24.4 million for the three months ended March 31, 2017.  Cash used in investing activities was related to the net purchase of marketable securities and purchases of fixed assets.
Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2018 and $0.7 million for the three months ended March 31, 2017. Cash provided by financing activities in the current period is primarily attributable to borrowings under the Credit Agreement and the exercise of options and issuance of stock under the ESPP.
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
Contractual obligations
During the period ended March 31, 2018, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2018, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our former Chief Financial Officer. The lawsuits have been consolidated into one action captioned In re PTC Therapeutics, Inc. Securities Litigation, No. 16-1224 (KM) (the “Securities Class Action”). A consolidated amended complaint was filed on January 13, 2017. The complaint alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between November 6, 2014 and February 23, 2016, as well as attorneys’ fees and costs. On February 14, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On August 28, 2017, the motion to dismiss was granted in part and denied in part. On September 25, 2017, defendants filed an answer and affirmative defenses to the consolidated amended complaint. On January 10, 2018, the parties agreed to a settlement in principle of all legal claims, subject to court approval, the motion for which was filed on March 2, 2018, which will be funded by the Company’s insurance subject to the applicable deductible.
On September 19, 2017, a purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against our Chief Executive Officer, our former Chief Financial Officer, and current or former directors (Michael Schmertzler; Richard Aldrich; Allan Jacobson; Adam Koppel; Michael Kranda; C. Geoffrey McDonough; Ronald C. Renaud, Jr.; David P. Southwell; Jerome Zeldis; and Glenn D. Steele, Jr.), with the caption Choi v. Peltz, et al., No. 17-cv-07216. The Company is named as a nominal defendant. On October 10, 2017, another purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Kim v. Peltz, et al., No. 17-cv-08062. On January 17, 2018, a third purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Lee v. Peltz, et al., No. 2:18-cv-00730. The Choi, Kim and Lee actions have been consolidated and captioned In re PTC Therapeutics, Inc. Derivative Litigation, No. 17-cv-07216 (the “Consolidated Derivative Action”). The Consolidated Derivative Action alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breaches of defendants’ fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement based on allegations that defendants made or approved improper statements regarding the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The Consolidated Derivative Action seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing (including fees associated with the Securities Class Action), an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. On February 12, 2018, the defendants moved to dismiss the Consolidated Derivative Action. On March 20, 2018, the parties agreed to a settlement in principle of all legal claims, subject to court approval, the motion for which was filed on April 19, 2018, comprising payment of plaintiffs’ attorneys’ fees and certain corporate governance reforms.
Item 1A.  Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us. Other than as set forth below, there have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2017.
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
In addition, some countries in which Translarna for the treatment of nmDMD is not approved allow patients access to Translarna through other legal mechanisms. For example, all of our sales in Brazil to date have been to patients who have had access to Translarna via judicial authorization, which has allowed the Brazilian authorities to purchase Translarna even though Translarna is not approved by the Agência Nacional de Vigilância Sanitária, or ANVISA. Should the current political and legal framework which allows access to non-ANVISA approved drugs in Brazil change, and Translarna not receive approval by ANVISA, patients currently being prescribed Translarna, may have temporary interruptions in treatment in the future or may not have access to Translarna at all.
Additionally, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets. Some countries within emerging markets, including those in Latin America, may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on health care. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities

Inducement stock option awards. Pursuant to the Nasdaq inducement grant exception, during the quarter ended March 31, 2018, we issued options to purchase an aggregate of 155,150 shares of common stock to certain new hire employees at a weighted-average exercise price of $25.34 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ Christine Utter
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