Form 10-Q
period 2018-06-30
PTC THERAPEUTICS, INC.
filed 2018-08-07
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 46,713,886 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our expectations with respect to the closing of our planned acquisition of Agilis Biotherapeutics, Inc., or Agilis, and the other transactions contemplated in conjunction with the acquisition, including with respect to matters of timing, including the satisfaction of closing conditions, the anticipated financial impact and potential benefits to us, integration of Agilis into our business and any product candidates we may acquire from Agilis into our business strategy assuming completion of the acquisition and other matters related to the acquisition;

•
our expectations and the potential financial impact and benefits related to our Collaboration and Licensing Agreement with Akcea Therapeutics, Inc., or Akcea, including with respect to the timing of regulatory approval of TegsediTM (inotersen) and WaylivraTM (volanesorsen) in countries which we are licensed to commercialize them, the potential commercialization of Tegsedi and Waylivra, and the our expectations with respect to contingent payments to Akcea based on the potential achievement of certain regulatory milestones and royalty payments by us to Akcea based on our potential achievement of certain net sales thresholds;

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

•
our estimates regarding the potential market opportunity for Translarna, Emflaza, Tegsedi, Waylivra or any other product candidate, including the size of eligible patient populations and our ability to identify such patients;

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

•	the rate and degree of market acceptance and clinical utility of Translarna, Emflaza, Tegsedi and Waylivra;

•
the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;

•	the timing of, and our ability to obtain additional marketing authorizations for, Translarna and our other product candidates;

•	the ability of Translarna, Emflaza, Tegsedi and Waylivra and our other product candidates to meet existing or future regulatory standards;

•	our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;

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

•
our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver Translarna and Emflaza and any other product candidate in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

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

•	the potential advantages of Translarna, Emflaza, Tegsedi and Waylivra and any other product candidate;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	the impact of litigation that has been brought against us and certain of our current and former officers or of litigation that we are pursuing against others;

•	our competitive position; and

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors as well as in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of our planned acquisition of Agilis or any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$223,788	$111,792
Marketable securities	72,318	79,454
Trade receivables, net	59,383	40,394
Inventory	13,852	10,754
Prepaid expenses and other current assets	6,305	6,669
Total current assets	375,646	249,063
Fixed assets, net	8,217	8,376
Intangible assets, net	126,290	132,993
Deposits and other assets	1,620	1,221
Total assets	$511,773	$391,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$82,534	$76,446
Current portion of long-term debt	1,666	—
Deferred revenue	—	3,937
Other current liabilities	2,274	1,665
Total current liabilities	86,474	82,048
Deferred revenue - long-term	10,540	7,954
Long-term debt	147,204	144,971
Other long-term liabilities	153	243
Total liabilities	244,371	235,216

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 46,680,482 shares at June 30, 2018. Authorized 125,000,000 shares; issued and outstanding 41,612,395 shares at December 31, 2017	47	42
Additional paid-in capital	1,105,124	966,534
Accumulated other comprehensive income	1,855	3,969
Accumulated deficit	(839,624)	(814,108)
Total stockholders’ equity	267,402	156,437
Total liabilities and stockholders’ equity	$511,773	$391,653

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net product revenue	$68,170	$47,891	$124,151	$74,334
Collaboration and grant revenue	573	71	654	176
Total revenues	68,743	47,962	124,805	74,510
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	2,572	758	5,616	797
Amortization of acquired intangible asset	5,593	—	11,022	—
Research and development	32,607	30,835	63,970	58,198
Selling, general and administrative	33,545	28,866	66,514	54,365
Total operating expenses	74,317	60,459	147,122	113,360
Loss from operations	(5,574)	(12,497)	(22,317)	(38,850)
Interest expense, net	(2,884)	(3,008)	(6,187)	(5,227)
Other (expense) income, net	(673)	(1,820)	332	(2,139)
Loss before income tax expense	(9,131)	(17,325)	(28,172)	(46,216)
Income tax expense	(389)	(150)	(610)	(316)
Net loss attributable to common stockholders	$(9,520)	$(17,475)	$(28,782)	$(46,532)

Weighted-average shares outstanding:
Basic and diluted (in shares)	46,137,833	39,621,738	46,257,397	36,978,528
Net loss per share—basic and diluted (in dollars per share)	$(0.21)	$(0.44)	$(0.62)	$(1.26)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(9,520)	$(17,475)	$(28,782)	$(46,532)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	40	(9)	(83)	(31)
Foreign currency translation (loss) gain	(3,138)	2,884	(2,031)	3,515
Comprehensive loss	$(12,618)	$(14,600)	$(30,896)	$(43,048)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(28,782)	$(46,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,243	1,448
Change in valuation of warrant liability	—	3
Non-cash interest expense	3,644	3,274
Loss on disposal of asset	—	47
Amortization of premiums and accretion of discounts on investments, net	(230)	365
Amortization of debt issuance costs	256	185
Share-based compensation expense	15,831	16,914
Unrealized foreign currency transaction (gains) losses, net	(764)	1,648
Changes in operating assets and liabilities:
Inventory	(3,393)	(2,806)
Prepaid expenses and other current assets	254	(416)
Trade receivables, net	(20,429)	(6,762)
Deposits and other assets	(419)	(463)
Accounts payable and accrued expenses	2,225	12,452
Other liabilities	485	457
Deferred revenue	3,204	4,604
Net cash used in operating activities	(15,875)	(15,582)
Cash flows from investing activities
Purchases of fixed assets	(1,187)	(579)
Purchases of marketable securities	(28,656)	(19,467)
Sale and redemption of marketable securities	35,939	144,357
Acquisition, including transaction costs	—	(76,424)
Net cash provided by investing activities	6,096	47,887
Cash flows from financing activities
Proceeds from exercise of options	3,592	535
Net proceeds from public offerings	117,874	—
Proceeds from shares issued under employee stock purchase plan	1,299	557
Debt issuance costs related to secured term loan	—	(432)
Proceeds from issuance of secured term loan	—	40,000
Net cash provided by financing activities	122,765	40,660
Effect of exchange rate changes on cash	(990)	1,725
Net increase in cash and cash equivalents	111,996	74,690
Cash and cash equivalents, beginning of period	111,792	58,321
Cash and cash equivalents, end of period	$223,788	$133,011
Supplemental disclosure of cash information
Cash paid for interest	$3,838	$2,474
Cash paid for income taxes	$758	$334

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
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
The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. Emflaza is approved in the United States for the treatment of DMD in patients five years and older.
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
The marketing authorization in the EEA was last renewed in July 2018 and is effective, unless extended, through August 5, 2019. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of June 30, 2018, Translarna was available in over 25 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its commercial activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2018 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
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
As of June 30, 2018, the Company had an accumulated deficit of approximately $839.6 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014, October 2014 and April 2018, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, the Company began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that the cash flows from the sales of its products, together with the Company's cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2.	Summary of significant accounting policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 6, 2018 (the "2017 Form 10-K"). Additional significant accounting policies adopted during the six month period ended June 30, 2018 are discussed in further detail below.
Basis of presentation
The accompanying financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2017 and notes thereto included in the 2017 Form 10-K.
In the opinion of management, the unaudited financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year.
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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2018	December 31, 2017
Raw materials	$727	$452
Work in progress	4,712	3,912
Finished goods	8,413	6,390
Total inventory	$13,852	$10,754
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
Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.5 million as of June 30, 2018 and $0.8 million as of December 31, 2017.
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2018.

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
In February 2018, the FASB issued ASU 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This standard permits the reclassification of tax effects stranded in other comprehensive income as a result of tax reform to retained earnings related to the change in federal tax rate in addition to other stranded effects that relate to the Tax Cuts and Job Act ("the Act") but do not directly relate to the change in the federal rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2018-02 will have on its consolidated financial statements and accompanying notes.
In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting". This standard expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2018-07 will have on its consolidated financial statements and accompanying notes.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. The Company adopted ASU 2016-01 during the three months ended March 31, 2018. In March 2018, the FASB issued ASU 2018-04, "Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 117 and SEC Release No. 33-9273 (SEC Update)". This standard supersedes SEC paragraphs in ASC 320, Investments- Debt Securities, as a result of the issuance of SAB 117 and also updates the Codification for a 2011 SEC release and is effective when a registrant adopts ASU 2016-01, which in the case of the Company was during the three months ended March 31, 2018. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations for the period ended and as of June 30, 2018.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard clarifies the presentation of certain specific cash flow issues in the Statement of Cash Flows. The Company adopted ASU 2016-15 during the three months ended March 31, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations for the period ended and as of June 30, 2018.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 during the three months ended March 31, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations for the period ended and as of June 30, 2018.
In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will be also required to disclose that compensation expense has not changed if applicable. The Company adopted ASU 2017-09 during the three months ended March 31, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations for the period ended and as of June 30, 2018.

3.	Fair value of financial instruments and marketable securities
The Company follows the fair value measurement rules, which provide    guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. These rules establish a fair value hierarchy for inputs to be used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

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
The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$72,318	$—	$72,318	$—
Warrant liability	$1	$—	$—	$1
Stock appreciation rights liability	$2,274	$—	$—	$2,274

	December 31, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$79,454	$—	$79,454	$—
Warrant Liability	$1	$—	$—	$1
Stock appreciation rights liability	$1,665	$—	$—	$1,665
No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the periods ended June 30, 2018 and December 31, 2017.
The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$26,322	$7	$(1)	$26,328
Corporate debt securities	46,057	—	(67)	45,990
	$72,379	$7	$(68)	$72,318

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$13,775	$52	$—	$13,827
Corporate debt securities	65,657	—	(30)	65,627
	$79,432	$52	$(30)	$79,454
At June 30, 2018 and December 31, 2017, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of June 30, 2018 and December 31, 2017, the Company did not have any realized gains/losses from the sale of marketable securities.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2018 are as follows:

	June 30, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	$10,457	$—	$—	$(1)	$10,457
Corporate debt securities	(67)	45,990	—	—	(67)	45,990
	$(68)	$56,447	$—	$—	$(68)	$56,447
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2017 are as follows:

	December 31, 2017
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(28)	$59,108	$(2)	$6,519	$(30)	$65,627

Marketable securities on the balance sheet at June 30, 2018 and December 31, 2017 mature as follows:

	June 30, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$26,328	$—
Corporate debt securities	45,990	—
Total Marketable securities	$72,318	$—

	December 31, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$13,827	$—
Corporate debt securities	55,550	10,077
Total Marketable securities	$69,377	$10,077
The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 9. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at June 30, 2018 and December 31, 2017 was $148.2 million and $115.7 million, respectively.
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
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and SARs liability for the period ended June 30, 2018:

	Level 3 liabilities
	Warrants	SARs
Beginning balance as of December 31, 2017	$1	$1,665
Change in fair value	—	2,600
Payments	—	(1,991)
Ending balance as of June 30, 2018	$1	$2,274
Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of June 30, 2018 include (i) volatility (54%-53%), (ii) risk free interest rate (2.43%-2.43%), (iii) strike price ($128.00-$2,520.00), (iv) fair value of common stock ($33.73), and (v) expected life (1.2—1.1 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of December 31, 2017 include (i) volatility (69%-69%), (ii) risk free interest rate (1.89%—1.89%), (iii) strike price ($128.00—$2,520.00), (iv) fair value of common stock ($16.68), and (v) expected life (1.6—1.7 years).
Fair value of the SARs liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guideline public companies, the stock fair value, and the estimated time to a liquidity event. The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of June 30, 2018 include (i) volatility (55%—56%), (ii) risk free interest rate (2.22%—2.43%), (iii) strike price ($6.76-$30.86), (iv) fair value of common stock ($33.73), and (v) expected life (0.5—1.5 years). The significant assumptions used in preparing the option pricing model for valuing the Company’s SARs as of December 31, 2017 include (i) volatility (31%-70%), (ii) risk free interest rate (1.28%—1.89%), (iii) strike price ($6.76—$30.86), (iv) fair value of common stock ($16.68), and (v) expected life (0.0—2.0 years).

4.	Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.
The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and six months ended June 30, 2018:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at March 31, 2018	$(101)	$5,054	$4,953
Other comprehensive income (loss) before reclassifications	40	(3,138)	(3,098)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	40	(3,138)	(3,098)
Balance at June 30, 2018	$(61)	$1,916	$1,855

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2017	$22	$3,947	$3,969
Other comprehensive loss before reclassifications	(83)	(2,031)	(2,114)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(83)	(2,031)	(2,114)
Balance at June 30, 2018	$(61)	$1,916	$1,855

5.	Accounts payable and accrued expenses
Accounts payable and accrued expenses at June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017
Employee compensation, benefits, and related accruals	$12,959	$17,711
Consulting and contracted research	5,562	5,137
Professional fees	4,494	2,116
Sales allowance and other costs	26,167	22,257
Sales rebates and royalties	24,028	11,657
Accounts payable	4,364	15,282
Other	4,960	2,286
	$82,534	$76,446

6.	Capitalization
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
Warrants
All of the Company’s outstanding warrants were classified as liabilities as of June 30, 2018 and December 31, 2017 because they contained non-standard antidilution provisions.
The following is a summary of the Company’s outstanding warrants as of June 30, 2018 and December 31, 2017:

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
The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Numerator
Net loss	$(9,520)		$(17,475)		$(28,782)		$(46,532)
Denominator
Denominator for basic and diluted net loss per share	46,137,833		39,621,738		46,257,397		36,978,528
Net loss per share:
Basic and diluted	$(0.21)	*	$(0.44)	*	$(0.62)	*	$(1.26)	*

*In the three and six months ended June 30, 2018 and 2017, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period

	As of June 30,
	2018	2017
Stock Options	8,166,403	7,124,052
Unvested restricted stock awards and units	584,181	423,986
Total	8,750,584	7,548,038

8.	Stock award plan
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of June 30, 2018, awards for 654,499 shares of common stock are available for issuance.
From January 1, 2018 through June 30, 2018, the Company issued a total of 2,247,739 stock options to various employees.  Of those, 461,750 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the Nasdaq inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2017	6,448,642	$29.00
Granted	2,247,739	$20.67
Exercised	(260,879)	$13.77
Forfeited/Cancelled	(269,099)	$33.12
Outstanding at June 30, 2018	8,166,403	$27.06	7.55 years	$90,372
Vested or Expected to vest at June 30, 2018	3,586,552	$21.60	8.90 years	$48,673
Exercisable at June 30, 2018	4,313,766	$32.03	6.32 years	$37,911
The fair value of grants made in the six months ended June 30, 2018 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2018
Risk-free interest rate	2.25%—2.89%
Expected volatility	64%—90%
Expected term	5.04 – 10.00 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2018 was $13.87 per share.
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
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2018	393,011	$15.64
Granted	345,991	$18.38
Vested	(112,545)	$16.31
Forfeited	(42,276)	$17.06
Unvested at June 30, 2018	584,181	$17.11
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ended June 30, 2018, a total of 177,329 SARs vested. For the period ended June 30, 2018, the Company recorded $2.6 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ended June 30, 2018, the Company recorded $0.5 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$3,932	$3,895	$7,678	$8,362
Selling, general and administrative	4,152	3,990	8,153	8,552
Total	$8,084	$7,885	$15,831	$16,914
As of June 30, 2018, there was approximately $57.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.69 years.

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
The Credit Facility is subject to certain financial covenants. As of June 30, 2018, the Company was in compliance with all required covenants.
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
The Convertible Notes consist of the following:

Liability component	June 30, 2018	December 31, 2017
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,939)	(2,121)
Less: Debt discount, net(1)	(38,929)	(42,572)
Net carrying amount	$109,132	$105,307

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.
The fair value of the Convertible Notes was approximately $148.2 million as of June 30, 2018. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of June 30, 2018, the remaining contractual life of the Convertible Notes is approximately 4.1 years.
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$1,131	$1,131	$2,241	$2,241
Amortization of debt issuance costs	93	83	182	163
Amortization of debt discount	1,863	1,674	3,644	3,274
Total	$3,087	$2,888	$6,067	$5,678
Effective interest rate of the liability component	11%	11%	11%	11%

10.	Commitments and contingencies
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
The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single- digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, if the Company outlicenses rights to a collaboration product, a specified percentage of certain payments the Company receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon the Company's payment to the SMA Foundation of a specified amount.
The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty payments associated with Translarna and Emflaza product net sales, payable quarterly or annually in accordance with the terms of the related agreements.
The Company is currently involved in various legal proceedings (refer to Part II, Item 1. Legal Proceedings for further details on the lawsuits filed). The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. The Company is unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors’ and officers’ liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.
11.    Revenue recognition
Net product sales
The Company views its operations and manages its business in one operating segment. During the three and six months ended June 30, 2018, net product sales in the United States were $20.3 million and $39.5 million, respectively, consisting solely of Emflaza, and net product sales not in the United States were $47.8 million and $84.6 million, respectively, consisting solely of Translarna.
The following table presents changes in the Company’s contract liabilities from December 31, 2017 to June 30, 2018:

	Balance as of December 31, 2017	Additions	Deductions	ASC 606 Adjustment	Balance as of June 30, 2018
Deferred Revenue	$11,891	$2,586	$—	$(3,937)	$10,540
The Company did not have any contract assets for the three and six months ended June 30, 2018.
During the three and six months ended June 30, 2018, the Company recognized revenue in the period from:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amounts included in contract liabilities at the beginning of the period	$—	$—
Performance obligations satisfied in previous period	—	—
Performance obligations satisfied in current period	68,170	124,151
Total product revenue	$68,170	$124,151
The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six months ended June 30, 2018.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $10.5 million. The Company expects to recognize revenue over the next two to four years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
The impact of adoption using the modified retrospective method on the Company’s consolidated financial statements is as follows:

i.Consolidated balance sheets

	Impact of changes in accounting policies
	As reported June 30, 2018	Adjustments	As reported Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$223,788	$—	$223,788
Marketable securities	72,318	—	72,318
Trade receivables, net	59,383	—	59,383
Inventory	13,852	(67)	13,785
Prepaid expenses and other current assets	6,305	—	6,305
Total current assets	375,646	(67)	375,579
Fixed assets, net	8,217	—	8,217
Intangible assets, net	126,290	—	126,290
Deposits and other assets	1,620	—	1,620
Total assets	$511,773	$(67)	$511,706
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$82,534	$(649)	$81,885
Current portion of long-term debt	1,666	—	1,666
Deferred revenue	—	4,141	4,141
Other current liabilities	2,274	—	2,274
Total current liabilities	86,474	3,492	89,966
Deferred revenue - long-term	10,540	—	10,540
Long-term debt	147,204	—	147,204
Other long-term liabilities	153	—	153
Total liabilities	244,371	3,492	247,863

Stockholders’ equity:
Common stock	47	—	47
Additional paid-in capital	1,105,124	—	1,105,124
Accumulated other comprehensive income	1,855	—	1,855
Accumulated deficit	(839,624)	(3,559)	(843,183)
Total stockholders’ equity	267,402	(3,559)	263,843
Total liabilities and stockholders’ equity	$511,773	$(67)	$511,706

ii.Consolidated statements of operations

	Impact of changes in accounting policies Three Months Ended
	As reported for the period ended June 30, 2018	Adjustments	As reported Balances without adoption of Topic 606
Revenues:
Net product revenue	$68,170	$604	$68,774
Collaboration and grant revenue	573	—	573
Total revenues	68,743	604	69,347
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	2,572	13	2,585
Amortization of acquired intangible asset	5,593	—	5,593
Research and development	32,607	—	32,607
Selling, general and administrative	33,545	—	33,545
Total operating expenses	74,317	13	74,330
Loss from operations	(5,574)	591	(4,983)
Interest expense, net	(2,884)	—	(2,884)
Other expense, net	(673)	—	(673)
Loss before income tax expense	(9,131)	591	(8,540)
Income tax expense	(389)	—	(389)
Net loss attributable to common stockholders	$(9,520)	$591	$(8,929)

	Impact of changes in accounting policies Year to Date
	As reported for the period ended June 30, 2018	Adjustments	As reported Balances without adoption of Topic 606
Revenues:
Net product revenue	$124,151	$(225)	$123,926
Collaboration and grant revenue	654	—	654
Total revenues	124,805	(225)	124,580
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	5,616	(67)	5,549
Amortization of acquired intangible asset	11,022	—	11,022
Research and development	63,970	—	63,970
Selling, general and administrative	66,514	—	66,514
Total operating expenses	147,122	(67)	147,055
Loss from operations	(22,317)	(158)	(22,475)
Interest expense, net	(6,187)	—	(6,187)
Other income, net	332	—	332
Loss before income tax expense	(28,172)	(158)	(28,330)
Income tax expense	(610)	—	(610)
Net loss attributable to common stockholders	$(28,782)	$(158)	$(28,940)

iii.Consolidated statements of comprehensive loss

	Impact of changes in accounting policies Three Months Ended
	As reported for the period ended June 30, 2018	Adjustments	As reported Balances without adoption of Topic 606
Net loss	$(9,520)	$591	$(8,929)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	40	—	40
Foreign currency translation loss	(3,138)	—	(3,138)
Comprehensive loss	$(12,618)	$591	$(12,027)

	Impact of changes in accounting policies Year to Date
	As reported for the period ended June 30, 2018	Adjustments	As reported Balances without adoption of Topic 606
Net loss	$(28,782)	$(158)	$(28,940)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(83)	—	(83)
Foreign currency translation loss	(2,031)	—	(2,031)
Comprehensive loss	$(30,896)	$(158)	$(31,054)

iv.Consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported for the period ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities
Net loss	$(28,782)	$(158)	$(28,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,243	—	12,243
Change in valuation of warrant liability	—	—	—
Non-cash interest expense	3,644	—	3,644
Loss on disposal of asset	—	—	—
Amortization of premiums and accretion of discounts on investments, net	(230)	—	(230)
Amortization of debt issuance costs	256	—	256
Share-based compensation expense	15,831	—	15,831
Benefit for deferred income taxes	—	—	—
Unrealized foreign currency transaction losses, net	(764)	—	(764)
Changes in operating assets and liabilities:			0
Inventory, net	(3,393)	(67)	(3,460)
Prepaid expenses and other current assets	254	—	254
Trade receivables, net	(20,429)	—	(20,429)
Deposits and other assets	(419)	—	(419)
Accounts payable and accrued expenses	2,225	(649)	1,576
Other liabilities	485	—	485
Deferred revenue	3,204	874	4,078
Net cash used in operating activities	(15,875)	—	(15,875)
Cash flows from investing activities
Purchases of fixed assets	(1,187)	—	(1,187)
Purchases of marketable securities	(28,656)	—	(28,656)
Sale and redemption of marketable securities	35,939	—	35,939
Acquisition, including transaction costs	—	—	—
Net cash provided by investing activities	6,096	—	6,096
Cash flows from financing activities
Proceeds from exercise of options	3,592	—	3,592
Net proceeds from public offerings	117,874	—	117,874
Proceeds from shares issued under employee stock purchase plan	1,299	—	1,299
Debt issuance costs related to secured term loan	—	—	—
Proceeds from issuance of secured term loan	—	—	—
Debt issuance costs related to convertible notes	—	—	—
Proceeds from issuance of convertible notes	—	—	—
Net cash provided by financing activities	122,765	—	122,765
Effect of exchange rate changes on cash	(990)	—	(990)
Net increase in cash and cash equivalents	111,996	—	111,996
Cash and cash equivalents, beginning of period	111,792	—	111,792
Cash and cash equivalents, end of period	$223,788	$—	$223,788
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
For the six months ended June 30, 2018 and 2017, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively.
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
Generally, the two material promises in these arrangements are the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises are bundled into one distinct performance obligation. As of adoption of ASC Topic 606 on January 1, 2018, all deferred revenue related to these arrangements had been recognized. For the six months ended June 30, 2018 and 2017, the Company did not recognize any revenue related to discovery agreements.

The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143.0 million and up to $252.0 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product. The Company will recognize revenue when it is probable the milestones will be achieved (see Note 2). For the six months ended June 30, 2018 and 2017, the Company did not recognize any revenue related to early stage collaborations.

12.	Intangible assets
On April 20, 2017, the Company completed its previously announced acquisition of all rights to Emflaza pursuant to the Asset Purchase Agreement, dated March 15, 2017, and amended on April 20, 2017, by and between the Company and Marathon. The assets acquired by the Company in the Transaction include intellectual property rights related to Emflaza, inventories of Emflaza, and certain contractual rights related to Emflaza. In accordance with ASU No. 2017-01, the Company determined that substantially all of the fair value is concentrated in the Emflaza rights intangible asset and as such accounted for the transaction as an asset acquisition under ASC 805-50.
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
As of June 30, 2018, the Company recorded a contingent payment of $3.9 million payable to Marathon as an increase to the cost of the Emflaza rights intangible asset and that will be amortized prospectively on a straight-line basis over the remaining life of the Emflaza rights intangible asset.
For the six months ended June 30, 2018, the Company recognized amortization expense of $11.0 million with respect to the Emflaza rights intangible asset. The estimated future amortization of the Emflaza rights intangible asset is expected to be as follows:

As of June 30, 2018
2018(1)	$11,238
2019	22,477
2020	22,477
2021	22,477
2022 and thereafter	47,621
Total	$126,290

(1) For the six months ended December 31, 2018.

13.	Subsequent events
Merger Agreement
On July 19, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement" by and among the Company, Agility Merger Sub, Inc., a Delaware corporation and a wholly owned, indirect subsidiary of the Company ("Transitory Subsidiary"), Agilis Biotherapeutics, Inc., a Delaware corporation ("Agilis") and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, a Colorado limited liability company. The Merger Agreement provides for the acquisition of Agilis by the Company through the merger of Transitory Subsidiary into Agilis, with Agilis surviving as a wholly owned, indirect subsidiary of the Company (the "Merger").   Agilis is a privately-held biotechnology company advancing an innovative gene therapy platform for rare monogenic diseases that affect the central nervous system.
At the effective time of the Merger, by virtue of the Merger and without any action on the part of the holders of capital stock of Agilis, all issued and outstanding shares of the capital stock and outstanding vested options and warrants of Agilis will be converted into the right to receive, subject to customary adjustments, an aggregate, of (i) $50.0 million in cash and (ii) a number of shares of the Company’s common stock (the "Closing Stock Consideration"), equal to $150.0 million divided by the volume-weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market for the ten consecutive trading day period ending on the second trading day immediately preceding the closing of the Merger and will be subject to reduction such that the number of shares issuable will not equal or exceed 20% of the issued and outstanding shares of the Company’s common stock immediately prior to the closing date, which is expected to be a maximum of approximately 9.34 million shares of the Company's common stock.  Agilis equityholders would receive additional cash consideration in lieu of any such reduction in Closing Stock Consideration.
In addition, pursuant to the Merger Agreement, Agilis equityholders will be entitled to receive contingent payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich ataxia and Angelman Syndrome during specified terms, ranging from 2-6%. Under the Merger Agreement, the Company is required to pay $40.0 million of the development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved.
Pursuant to the Merger Agreement, the Company has agreed (i) in the event that Agilis provides certain required information at least 10 business days prior to the closing of the Merger, on the closing date of the Merger or, (ii) alternatively, following the closing of the Merger, to use commercially reasonable efforts to file a registration statement on Form S-3 with respect to the resale of the shares of the Closing Stock Consideration to be issued to Agilis equityholders as Merger consideration and to maintain the effectiveness of such registration statement until the six month anniversary date of the closing of the Merger or such earlier time as all shares of Company common stock covered by the registration statement have been sold, subject to certain exceptions and the provision of certain information by Agilis.
Bridge Loan and Security Agreement
In connection with the Merger Agreement, on July 19, 2018, the Company entered into a Bridge Loan and Security Agreement (the "Bridge Loan Agreement"), by and among the Company, Agilis and certain of Agilis’s domestic subsidiaries, as guarantors.  Under the Bridge Loan Agreement, the Company made a term loan advance to Agilis on July 23, 2018 in an original principal amount of $10.0 million and, in the event that the Merger does not close prior to September 2, 2018, the Company is obligated to make an additional term loan advance of $10.0 million, in each case, subject to the satisfaction of certain conditions. Each domestic subsidiary of Agilis has agreed to jointly and severally guarantee Agilis’s payment obligations under the Bridge Loan Agreement.
The term loans will accrue interest at a fixed rate per annum equal to 3.0%, subject to increase to 8.0% in the event of a default. Upon closing of the Merger or an event of default, Agilis must repay all outstanding term loans plus accrued and unpaid interest thereon, plus any other sums that have then become due and payable under the Bridge Loan Agreement; provided, however, that only the second term loan advance (if any) would be accelerated for payment in an event of default arising due to Agilis's failure to obtain stockholder approval for the Merger or a material breach of the Merger Agreement by Agilis. To the extent not previously repaid, all outstanding credit extensions plus accrued and unpaid interest thereon, plus any other sums that have then become due and payable under the Bridge Loan Agreement, must be repaid by July 19, 2020. Agilis may elect to prepay any or all of the term loan advances at any time without penalty or premium.
Under the Bridge Loan Agreement, Agilis granted the Company a continuing, first priority perfected security interest (subject to certain permitted liens) to all right, title and interest in, to and under all present and future real and personal property of Agilis and any guarantor, whether tangible or intangible, subject to certain exceptions in the Bridge Loan Agreement, but not including Agilis’s intellectual property.
The Bridge Loan Agreement contains certain customary representations and warranties, affirmative covenants and conditions. The Bridge Loan Agreement also contains a number of negative covenants that, among other things and subject to certain exceptions, restrict Agilis’s and its subsidiaries’ ability to engage in certain actions or undergo certain changes from and after the termination of the Merger Agreement. The Bridge Loan Agreement also contains customary events of default (subject to grace periods in specified circumstances). In an event of default occurring as a result of termination of the Merger Agreement by the Company for Agilis’s material breach or failure to perform or failure to timely obtain the required stockholder approval, the Company has a limited remedy to declare the second term loan advance (if any) immediately due and payable, but the first term loan advance would remain outstanding and accrue interest at 8.0% per annum.
Consent under Credit Agreement
In connection with the execution of the Merger Agreement and Bridge Loan Agreement, on July 19, 2018, the Company entered into an amendment and consent agreement (the “Credit Agreement Amendment”) to the Credit Agreement with MidCap. Pursuant to the Credit Agreement Amendment, MidCap and the requisite lenders agreed to, among other things, amend and modify certain covenants and other provisions in the Credit Agreement to permit the entering into of the Merger Agreement and the Bridge Loan Agreement, and the consummation and performance of the transactions contemplated thereby, in each case, subject to certain terms and conditions.
Collaboration and Licensing Agreement
On August 1, 2018 ("the Effective Date") PTC Therapeutics International Limited ("PTC International"), a subsidiary of the Company, entered into a Collaboration and License Agreement (the "Akcea Agreement") with Akcea Therapeutics, Inc. ("Akcea") for the commercialization by PTC International of TegsediTM (inotersen), WaylivraTM (volanesorsen) and products containing those compounds (collectively the "Products"), in countries in Latin America and the Caribbean (the "PTC Territory”). Tegsedi is an antisense oligonucleotide inhibitor of human transthyretin production ("TTR protein") for the treatment of patients with hereditary transthyretin amyloidosis (hATTR amyloidosis), a severe, rare and fatal genetic disease. Waylivra is an antisense drug candidate in development for two rare metabolic disorders: familial chylomicronemia syndrome (FCS) and familial partial lipodystrophy (FPL). Neither Tegsedi nor Waylivra is currently approved for marketing in the PTC Territory. In addition, Akcea has granted to PTC International a right of first negotiation (a "ROFN") to commercialize AKCEA-TTR-Lrx, a follow-on product candidate to inotersen, on an exclusive basis in the PTC Territory.
Under the terms of the Akcea Agreement, Akcea has granted to PTC International an exclusive right and license, with the right to grant certain sublicenses, under Akcea’s product-specific intellectual property to develop, manufacture and commercialize the Products in the PTC Territory. In addition, Akcea has granted to PTC International a non-exclusive right and license, with the right to grant certain sublicenses, under Akcea’s core intellectual property and manufacturing intellectual property to develop, manufacture and commercialize the Products in the PTC Territory and to manufacture the Products worldwide in accordance with a supply agreement with Akcea. Akcea has in-licensed certain of the Akcea intellectual property from its affiliate, Ionis Pharmaceuticals, Inc. ("Ionis"). Each party has agreed not to, independently or with any third party, commercialize any competing oligonucleotide product in the PTC Territory for the same gene target as inotersen.
Within 30 days after the effective date, Akcea has agreed to assign and transfer to PTC International the ownership and sponsorship of applicable regulatory approvals in countries in the PTC Territory, after which PTC International has agreed to prepare, file and maintain regulatory filings and approvals for the applicable Products in such countries. After the Effective Date, PTC International is responsible for all meetings, communications and other interactions with regulatory authorities in the PTC Territory.
PTC International has agreed to pay to Akcea an upfront licensing fee of $18.0 million, consisting of a payment of $12.0 million within ten business days after the Effective Date, and $6.0 million within 30 days after receipt of regulatory approval of Waylivra from the United States Food and Drug Administration or the European Medicines Agency, whichever occurs earlier. In addition, Akcea is eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a Product from ANVISA, the Brazilian Health Regulatory Authority, subject to a maximum aggregate amount of $8.0 million for all such Products. Akcea is also entitled to receive royalty payments in the mid-twenty percent range of net sales on a country-by-country and Product-by-Product basis, commencing on the earlier to occur of (1) 12 months after the first commercial sale of such product in Brazil or (2) the date when PTC International, its affiliates or sublicensees have recognized revenue of $10.0 million or more in cumulative net sales for such product in the PTC Territory. The royalty payments are subject to reduction in certain circumstances as set forth in the Agreement.
Akcea has granted to PTC International a ROFN to commercialize AKCEA-TTR-Lrx, a follow-on product candidate to inotersen, on an exclusive basis in the PTC Territory, subject to negotiation of the terms of a definitive agreement and certain other terms and conditions. Such a definitive agreement would provide for a royalty rate to be paid by PTC International for AKCEA-TTR-Lrx equal to the royalty rate PTC International has agreed to pay for Tegsedi under the Akcea Agreement, or in the mid-twenty percent range of net sales, and the term of such royalty payments would be the same as the term of the Tegsedi royalty payments. During a specified period in the Akcea Agreement, neither Akcea nor Ionis may enter into an agreement or grant any license to AKCEA-TTR-Lrx that is inconsistent with PTC International’s ROFN. The activities of the parties pursuant to the Akcea Agreement will be overseen by a Joint Steering Committee, to be composed of an equal number of representatives appointed by each of PTC International and Akcea.
The Akcea Agreement continues until the expiration of the last to expire royalty term with respect to all Products in all countries in the PTC Territory. Either party may terminate the Akcea Agreement on written notice to the other party if such other party is in material breach of its obligations thereunder and has not cured such breach within 30 days after notice in the case of a payment breach or 60 days after notice in the case of any other breach.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2018. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, Part I, Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2017, and Part II, Item 1A. (Risk Factors) of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, our actual results may differ materially from those anticipated in these forward-looking statements.
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
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. During the quarter ended June 30, 2018, we recognized $47.8 million in sales of Translarna. Translarna is currently available for the treatment of nmDMD in over 25 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During the quarter ended June 30, 2018, Emflaza achieved sales of $20.3 million.
Corporate Updates
Acquisition of Agilis Biotherapeutics, Inc.
On July 19, 2018, we announced that we had entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Agility Merger Sub, Inc., a Delaware corporation and our wholly owned, indirect subsidiary, or the Transitory Subsidiary, Agilis Biotherapeutics, Inc., a Delaware corporation, or Agilis, and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, a Colorado limited liability company. The Merger Agreement provides for the acquisition of Agilis by us through the merger of Transitory Subsidiary into Agilis, with Agilis surviving as our wholly owned, indirect subsidiary, subject to the satisfaction or waiver of certain conditions.  Agilis is a privately-held biotechnology company advancing an innovative gene therapy platform for rare monogenic diseases that affect the central nervous system. Additional information concerning the planned acquisition is discussed in Note 12. Subsequent Events in the consolidated financial statements and in Part II Item 1A. Risk Factors, each appearing elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise stated or the context otherwise requires, we have not reflected in this Quarterly Report on Form 10-Q the changes to our business that may occur if we consummate the planned acquisition.
Bridge Loan and Security Agreement
In connection with the Merger Agreement, on July 19, 2018, we entered into a Bridge Loan and Security Agreement, or the Bridge Loan Agreement, by and among us, Agilis and certain of Agilis’s domestic subsidiaries, as guarantors.  Under the Bridge Loan Agreement, we made a term loan advance to Agilis on July 23, 2018 in an original principal amount of $10.0 million and, in the event that the Merger does not close prior to September 2, 2018, we will be obligated to make an additional term loan advance of up to $10.0 million, in each case, subject to the satisfaction of certain conditions. Each domestic subsidiary of Agilis has agreed to jointly and severally guarantee Agilis’s payment obligations under the Bridge Loan Agreement.
The term loans will accrue interest at a fixed rate per annum equal to 3.0%, subject to increase to 8.0% in the event of a default. Upon closing of the Merger or an event of default, Agilis must repay all outstanding term loans plus accrued and unpaid interest thereon, plus any other sums that have then become due and payable under the Bridge Loan Agreement; provided, however, that only the second term loan advance (if any) would be accelerated for payment in an event of default arising due to Agilis's failure to obtain stockholder approval for the Merger or a material breach of the Merger Agreement by Agilis. To the extent not previously repaid, all outstanding credit extensions plus accrued and unpaid interest thereon, plus any other sums that have then become due and payable under the Bridge Loan Agreement, must be repaid by July 19, 2020. Agilis may elect to prepay any or all of the term loan advances at any time without penalty or premium.

Akcea Collaboration and Licensing Agreement
On August 1, 2018, or the Effective Date, PTC Therapeutics International Limited, or PTC International, our subsidiary, entered into a Collaboration and License Agreement, or the Akcea Agreement, with Akcea Therapeutics, Inc., or Akcea, for the commercialization by PTC International of TegsediTM (inotersen), WAYLIVRTM (volanesorsen) and products containing those compounds, which we refer to collectively as the Products, in countries in Latin America and the Caribbean, or the PTC Territory.
Under the terms of the Akcea Agreement, Akcea has granted to PTC International an exclusive right and license, with the right to grant certain sublicenses, under Akcea’s product-specific intellectual property to develop, manufacture and commercialize the Products in the PTC Territory. In addition, Akcea has granted to PTC International a non-exclusive right and license, with the right to grant certain sublicenses, under Akcea’s core intellectual property and manufacturing intellectual property to develop, manufacture and commercialize the Products in the PTC Territory and to manufacture the Products worldwide in accordance with a supply agreement with Akcea. Akcea has in-licensed certain of the Akcea intellectual property from its affiliate, Ionis Pharmaceuticals, Inc., or Ionis. Each party has agreed not to, independently or with any third party, commercialize any competing oligonucleotide product in the PTC Territory for the same gene target as inotersen.
PTC International has agreed to pay to Akcea an upfront licensing fee of $18.0 million, consisting of a payment of $12.0 million within ten business days after the Effective Date, and $6.0 million within 30 days after receipt of regulatory approval of Waylivra from the United States Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, whichever occurs earlier. In addition, Akcea is eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a Product from ANVISA, the Brazilian Health Regulatory Authority, subject to a maximum aggregate amount of $8.0 million for all such Products. Akcea is also entitled to receive royalty payments in the mid-twenty percent range of net sales on a country-by-country and Product-by-Product basis, commencing on the earlier to occur of (1) 12 months after the first commercial sale of such Product in Brazil or (2) the date when PTC International, its affiliates or sublicensees have recognized revenue of $10.0 million or more in cumulative net sales for such Product in the PTC Territory. The royalty payments are subject to reduction in certain circumstances as set forth in the Akcea Agreement.
Tegsedi, a product of Ionis’ proprietary antisense technology, is an antisense oligonucleotide, or ASO, inhibitor of human transthyretin, or TTR, production. Tegsedi is the world’s first RNA-targeted therapeutic to treat patients with hereditary transthyretin amyloidosis (hATTR amyloidosis). It has received marketing authorization approval from the European Commission for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Tegsedi is also the subject of a pending new drug application in the U.S. and Canada. Tegsedi has a PDUFA date of October 6, 2018. We plan on filing requests for marketing authorizations in various Latin American countries in the next 12 months.
hATTR amyloidosis is a progressive, systemic and fatal inherited disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, heart, intestinal tract, eyes, kidneys, central nervous system, thyroid and bone marrow. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient's life. Patients with hATTR amyloidosis often present with a mixed phenotype and experience overlapping symptoms of polyneuropathy and cardiomyopathy.
Ultimately, hATTR amyloidosis generally results in death within three to fifteen years of symptom onset. Therapeutic options for the treatment of patients with hATTR amyloidosis are limited and there are currently no disease-modifying drugs approved for the disease. There are an estimated 50,000 patients with hATTR amyloidosis worldwide, including approximately 6,000 patients with polyneuropathic hATTR amyloidosis in Latin America
Waylivra, is under regulatory review in the U.S., EU and Canada for the treatment familial chylomicronemia syndrome, or FCS. The U.S. and EU regulatory agencies have granted Orphan Drug Designation to Waylivra for the treatment of FCS. Waylivra recently received a positive vote from the FDA's Division of Metabolism and Endocrinology Products Advisory Committee and has a PDUFA date of August 30, 2018. Additionally, Waylivra is currently in Phase 3 clinical development for the treatment of people with familial partial lipodystrophy, or FPL. The EMA has granted orphan drug designation to Waylivra for the treatment of patients with FPL.
FCS is an ultra-rare disease caused by impaired function of the enzyme lipoprotein lipase (LPL) and characterized by severe hypertriglyceridemia (>880mg/dL) and a risk of unpredictable and potentially fatal acute pancreatitis. Because of limited LPL function, people with FCS cannot break down chylomicrons, lipoprotein particles that are 90% triglycerides. In addition to pancreatitis, FCS patients are at risk of chronic complications due to permanent organ damage. They can experience daily symptoms including abdominal pain, generalized fatigue and impaired cognitions that affect their ability to work. People with FCS also report major emotional and psychosocial effects including anxiety, social withdrawal, depression and brain fog. There is no effective therapy for FCS currently available.

Neither Tegsedi nor Waylivra is currently approved for marketing in the PTC Territory.
Regulatory, clinical and marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy
United States. Translarna is an investigational new drug in the U.S. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect such dystrophin data using newer technologies via procedures and methods that we are currently designing and expect to initiate such a study by the end of 2018. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval pathway.
There is substantial risk that the studies we use to collect the dystrophin data will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD.
European Economic Area. In July 2018, the European Commission renewed our marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older in the 31 member states of the European Economic Area, or EEA, and it is effective, unless extended, through August 5, 2019. We received initial marketing authorization from the European Commission in August 2014 for the treatment of nmDMD in ambulatory patients aged five years and older. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041. Study 041 is a three-year clinical trial to confirm the efficacy and safety of Translarna in the approved patient population. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We expect to submit the results of Study 041 to the EMA by the end of the third quarter of 2021. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. There is substantial risk that if we are unable to renew our EEA marketing authorization during any annual renewal cycle, if our product label is materially restricted, or if Study 041 does not provide the data necessary to maintain our marketing authorization, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories.
Each country, including each member state of the EEA, has its own pricing and reimbursement regulations and system. In order to commence commercial sale of product pursuant to our Translarna marketing authorization in any particular country in the EEA, we must finalize pricing and reimbursement negotiations with the applicable government body in such country. As a result, our commercial activities will continue to be on a country-by-country basis. We also have made, and expect to continue to make, product available under EAP programs, both in countries in the EEA and other territories. Our ability to negotiate, secure and maintain reimbursement for product under commercial and EAP programs can be subject to challenge in any particular country and can also be affected by political, economic and regulatory developments in such country.
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
Spinal muscular atrophy program
Our spinal muscular atrophy (SMA) collaboration is with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, our collaboration has three clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Sunfish, a two-part clinical study in pediatric and adult type 2 and type 3 SMA patients initiated in the fourth quarter of 2016, followed by the initiation of Firefish in the fourth quarter of 2016, a two-part clinical study in infants with type 1 SMA. In October 2017, Sunfish transitioned into the pivotal second part of its study, which triggered a $20.0 million milestone payment to us from Roche. In March 2018, Firefish transitioned into the pivotal second part of its study, the primary endpoint of which is the proportion of patients sitting without support after 12 months on risdiplam treatment. Data from the open label extension of part 1 of the Sunfish trial were presented in June 2018 at the 22nd Annual SMA Researcher Meeting organized by CureSMA, or the CureSMA meeting. Risdiplam was well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. In Sunfish, the data demonstrate that the previously reported SMN protein increase is maintained over 35 weeks of treatment indicating the durability of the pharmacodynamic effect. Interim clinical data from the Firefish trial were also presented in June 2018 at the CureSMA meeting. The median age of first dose was 6.7 months and babies have received risdiplam for a duration of up to 16.9 months. Risdiplam has been well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. At Day 182, over 90% of the babies achieved a greater than 4-point increase in CHOP-INTEND score, a rating to evaluate the motor skills of patients with SMA-I developed by the Children’s Hospital of Philadelphia, compared to baseline. The CHOP-INTEND data were further supported by video footage presented by an independent investigator demonstrating antigravity movements, the ability to control their head, roll, or sit in three babies participating in Firefish. We understand that the number of babies having the ability to sit has increased since the presentation at the CureSMA meeting. Moreover, no babies have required a tracheostomy or permanent ventilation since study initiation and no baby has lost the ability to swallow. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for SMA Type 1 infants is between 8 and 10.5 months. In addition, SMN protein level increases of up to 6.5-fold were observed after 28 days of dosing and the increase was sustained. Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of risdiplam in type 2 and type 3 SMA patients who have been previously treated with a survival of motor neuron 2 (SMN2)-targeting therapy, initiated in the first quarter of 2017. Preliminary PD data from ten Jewelfish patients presented at the annual meeting of the Academy of American Neurology in April 2018 and at the CureSMA meeting demonstrate increases in SMN2 FL/SMN7 mRNA ratio and SMN protein level increases of up to 4-fold.
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
As of June 30, 2018, we had an accumulated deficit of $839.6 million. We had a net loss of $28.8 million and $46.5 million for the six month periods ended June 30, 2018 and 2017, respectively.
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
We may seek to continue to expand and diversify our product pipeline through opportunistically in-licensing or acquiring the rights to products, product candidates or technologies and we may incur expenses, including with respect to transaction costs, subsequent development costs or any upfront, milestone or other payments or other financial obligations associated with any such transaction, including our planned acquisition of Agilis, which would increase our future capital requirements.
With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company including significant legal, accounting, investor relations and other expenses. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.
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
The following tables provide research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$16,942	$19,379
Oncology	3,081	2,105
Next generation nonsense readthrough	1,540	1,331
Emflaza	2,754	2,446
Other research and preclinical	8,290	5,574
Total research and development	$32,607	$30,835

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$34,470	$37,423
Oncology	5,314	4,516
Next generation nonsense readthrough	3,190	2,758
Emflaza	5,823	2,519
Other research and preclinical	15,173	10,982
Total research and development	$63,970	$58,198
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
We expect that selling, general and administrative expenses will increase in future periods in connection with our continued efforts to commercialize Emflaza in the United States, our continued efforts to commercialize Translarna for the treatment of nmDMD in territories outside the United States, and to support our operations as a combined company assuming successful completion of the planned acquisition of Agilis, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.
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
During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 6, 2018, or the 2017 Annual Report on Form 10-K, other than those disclosed below.
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
Accrued expenses
As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. Examples of estimated accrued expenses include:

·	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

·	fees paid to investigative sites in connection with clinical trials;

·	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

·	professional service fees.
Results of operations
Three months ended June 30, 2018 compared to three months ended June 30, 2017

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change 2018 vs. 2017
(in thousands)	2018	2017
Net product revenue	$68,170	$47,891	$20,279
Collaboration and grant revenue	573	71	502
Cost of product sales, excluding amortization of acquired intangible asset	2,572	758	1,814
Amortization of acquired intangible asset	5,593	—	5,593
Research and development expense	32,607	30,835	1,772
Selling, general and administrative expense	33,545	28,866	4,679
Interest expense, net	(2,884)	(3,008)	124
Other expense, net	(673)	(1,820)	1,147
Income tax expense	(389)	(150)	(239)
Net product revenues. Net product revenues were $68.2 million for the three months ended June 30, 2018, an increase of $20.3 million, or 42%, from $47.9 million for the three months ended June 30, 2017. The increase in net product revenue was primarily due to the increase in revenue in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to revenue of Emflaza in the United States, which launched in May 2017.
Collaboration and grant revenues. Collaboration and grant revenues were $0.6 million for the three months ended June 30, 2018 and $0.1 million for the three months ended June 30, 2017. Revenues are primarily from ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $2.6 million for the three months ended June 30, 2018 and $0.8 million for the three months ended June 30, 2017. Cost of product sales, excluding amortization of acquired intangible asset, consist primarily of royalty payments associated with Emflaza and Translarna net product sales and costs associated with Emflaza and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.
Amortization of acquired intangible asset. Amortization of the acquired intangible asset was $5.6 million for the three months ended June 30, 2018 resulting from the acquisition of all rights to Emflaza. The amount allocated to the Emflaza intangible asset will be amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of our acquisition of all rights to Emflaza, the period of estimated future cash flows.
Research and development expense. Research and development expense was $32.6 million for the three months ended June 30, 2018, an increase of $1.8 million, or 6%, from $30.8 million for the three months ended June 30, 2017. The increase was primarily due to increased investment in research programs and the advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $33.5 million for the three months ended June 30, 2018, an increase of $4.7 million, or 16%, from $28.9 million for the three months ended June 30, 2017. The increase resulted primarily from the continued investment in commercial activities for Emflaza and Translarna.
Interest expense, net.  Interest expense, net was $2.9 million for the three months ended June 30, 2018, a decrease of $0.1 million, or 4%, from $3.0 million for the three months ended June 30, 2017.  The decrease in interest expense was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the Convertible Notes and the Credit Agreement.
Other expense, net. Other expense, net was $0.7 million for the three months ended June 30, 2018, a decrease in expense of $1.1 million, or 63%, from other expense, net of $1.8 million for the three months ended June 30, 2017. The decrease in other expense, net resulted primarily from exchange rate changes in the current period.
Income tax expense. Income tax expense was $0.4 million for the three months ended June 30, 2018 and $0.2 million for the three months ended June 30, 2017. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.
The income tax expense for the three months ended June 30, 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of a favorable change in the jurisdictional mix of profits in jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Change 2018 vs. 2017
(in thousands)	2018	2017
Net product revenue	$124,151	$74,334	$49,817
Collaboration and grant revenue	654	176	478
Cost of product sales, excluding amortization of acquired intangible asset	5,616	797	4,819
Amortization of acquired intangible asset	11,022	—	11,022
Research and development expense	63,970	58,198	5,772
Selling, general and administrative expense	66,514	54,365	12,149
Interest expense, net	(6,187)	(5,227)	(960)
Other income (expense), net	332	(2,139)	2,471
Income tax expense	(610)	(316)	(294)
Net product revenues. Net product revenues were $124.2 million for the six months ended June 30, 2018, an increase of $49.8 million, or 67%, from $74.3 million for the six months ended June 30, 2017. The increase in net product revenue was primarily due to the increase in net product revenue in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product revenue of Emflaza in the United States, which launched in May 2017.
Collaboration and grant revenues. Collaboration and grant revenues were $0.7 million for the six months ended June 30, 2018, an increase of $0.5 million, or 272%, from $0.2 million for the six months ended June 30, 2017. These revenues are primarily from ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $5.6 million for the six months ended June 30, 2018 and $0.8 million for the six months ended June 30, 2017. Cost of product sales, excluding amortization of acquired intangible asset, consist primarily of royalty payments associated with Emflaza and Translarna net product sales and costs associated with Emflaza and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.
Amortization of acquired intangible asset. Amortization of the acquired intangible asset was $11.0 million for the six months ended June 30, 2018 resulting from the acquisition of Emflaza. The amount allocated to the Emflaza intangible asset will be amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of our acquisition of all rights to Emflaza, the period of estimated future cash flows.
Research and development expense. Research and development expense was $64.0 million for the six months ended June 30, 2018, an increase of $5.8 million, or 10%, from $58.2 million for the six months ended June 30, 2017. The increase was primarily due to increased investment in research programs and the advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $66.5 million for the six months ended June 30, 2018, an increase of $12.1 million, or 22%, from $54.4 million for the six months ended June 30, 2017. The increase resulted primarily from the continued investment in commercial activities for Emflaza and Translarna.
Interest expense, net.  Interest expense, net was $6.2 million for the six months ended June 30, 2018, an increase in expense of $1.0 million, or 18%, from interest expense of $5.2 million for the six months ended June 30, 2017.  The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement, partially offset by interest income from investments.
Other income (expense), net. Other income, net was $0.3 million for the six months ended June 30, 2018, and other expense, net was $2.1 million for six months ended June 30, 2017. The change in other income (expense), net was primarily from foreign currency fluctuations in exchange rates in the current period.

Income tax expense. Income tax expense was $0.6 million for the six months ended June 30, 2018 and $0.3 million for the six months ended June 30, 2017. We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.
The income tax expense for the six months ended June 30, 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of a favorable change in the jurisdictional mix of profits in jurisdictions which have lower tax rates, as well as by having a full valuation allowance in jurisdictions where we have net operating losses. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and permanent book-to-tax differences, and changes resulting from the impact of tax law changes.
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

Cash flows
As of June 30, 2018, we had cash, cash equivalents and marketable securities of $296.1 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	(15,875)	(15,582)
Investing activities	6,096	47,887
Financing activities	122,765	40,660
Net cash used in operating activities was $15.9 million for the six months ended June 30, 2018 and $15.6 million for the six months ended June 30, 2017. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities, partially offset by increased cash receipts resulting from higher net product revenues.
Net cash provided by investing activities was $6.1 million for the six months ended June 30, 2018 and net cash provided by investing activities was $47.9 million for the six months ended June 30, 2017.  Cash provided by investing activities for both periods was primarily related to the net redemption of marketable securities partially offset by purchases of fixed assets for the six months ended June 30, 2018 and acquisition costs associated with the Emflaza asset acquisition for the six months ended June 30, 2017.
Net cash provided by financing activities was $122.8 million for the six months ended June 30, 2018 and $40.7 million for the six months ended June 30, 2017. Cash provided by financing activities for the six months ended June 30, 2018 is primarily attributable to the April 2018 equity offering and the exercise of options and issuance of stock under the ESPP. Cash provided by financing activities for the six months ended June 30, 2017 is primarily attributable to borrowings under the Credit Agreement and the exercise of options and issuance of stock under the ESPP.
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
In addition, our expenses will increase if and as we:

•
complete our planned acquisition of Agilis, subject to satisfying closing conditions and obtaining applicable regulatory approvals, and seek to integrate Agilis's operations and employees into our business and seek to satisfy contractual and regulatory obligations following closing of the planned acquisition;

•	seek to satisfy contractual and regulatory obligations in conjunction with the Akcea Agreement, including the potential commercialization of Tegsedi and Waylivra in the PTC Territory;

•	execute our strategy for Emflaza in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the Emflaza acquisition;

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
Our future capital requirements will depend on many factors, including:

•	our ability to commercialize and market Tegsedi and Waylivra in the PTC Territory;

•	our ability to commercialize and market Emflaza for the treatment of DMD in the United States;

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

•
the progress and results of our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and activities under our oncology program;

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for both Emflaza for the treatment of DMD and Translarna for the treatment of nmDMD, for Tegsedi, for Waylivra and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our other product candidates and Translarna in other territories or for indications other than nmDMD;

•	our ability to satisfy our obligations under the terms of the Credit Agreement with MidCap Financial;

•	the timing and scope of growth in our employee base;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna for additional indications and for our other product candidates;

•	revenue received from commercial sales of Translarna, Emflaza, Tegsedi, Waylivra, or any of our other product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

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

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisition of Emflaza, our planned acquisition of Agilis, and our licensing of Tegsedi and Waylivra; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Additionally, we could be forced to expend significant resources in the defense of the pending securities class action lawsuits brought against us and certain of our current and former executive officers, as described under Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.
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
Contractual obligations
During the period ended June 30, 2018, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the period ended June 30, 2018, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
In March 2016, three purported securities class action lawsuits were commenced in the United States District Court for the District of New Jersey (one each on March 3, 10, and 11), naming as defendants the Company, our Chief Executive Officer, and our former Chief Financial Officer. The lawsuits have been consolidated into one action captioned In re PTC Therapeutics, Inc. Securities Litigation, No. 16-1224 (KM) (the “Securities Class Action”). A consolidated amended complaint was filed on January 13, 2017. The complaint alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects as it relates to the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between November 6, 2014 and February 23, 2016, as well as attorneys’ fees and costs. On February 14, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. On August 28, 2017, the motion to dismiss was granted in part and denied in part. On September 25, 2017, defendants filed an answer and affirmative defenses to the consolidated amended complaint. On January 10, 2018, the parties agreed to a settlement in principle of all legal claims, subject to court approval, which will be funded by the Company’s insurance subject to the applicable deductible. The Court preliminarily approved the settlement on May 15, 2018.
On September 19, 2017, a purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against our Chief Executive Officer, our former Chief Financial Officer, and current or former directors (Michael Schmertzler; Richard Aldrich; Allan Jacobson; Adam Koppel; Michael Kranda; C. Geoffrey McDonough; Ronald C. Renaud, Jr.; David P. Southwell; Jerome Zeldis; and Glenn D. Steele, Jr.), with the caption Choi v. Peltz, et al., No. 17-cv-07216. The Company is named as a nominal defendant. On October 10, 2017, another purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Kim v. Peltz, et al., No. 17-cv-08062. On January 17, 2018, a third purported stockholder of the Company filed a derivative lawsuit in the United States District Court for the District of New Jersey against the same defendants and nominal defendant, with the caption Lee v. Peltz, et al., No. 2:18-cv-00730. The Choi, Kim and Lee actions have been consolidated and captioned In re PTC Therapeutics, Inc. Derivative Litigation, No. 17-cv-07216 (the “Consolidated Derivative Action”). The Consolidated Derivative Action alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breaches of defendants’ fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement based on allegations that defendants made or approved improper statements regarding the NDA for Translarna for the treatment of nmDMD that the Company submitted to the FDA in December 2015. The Consolidated Derivative Action seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged wrongdoing (including fees associated with the Securities Class Action), an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. On February 12, 2018, the defendants moved to dismiss the Consolidated Derivative Action. On March 20, 2018, the parties agreed to a settlement in principle of all legal claims, comprising payment of plaintiffs’ attorneys’ fees and certain corporate governance reforms. The Court approved the settlement and dismissed the case on July 27, 2018.
Item 1A.  Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2017, other than as reported in Item Part II Item 1A on our Form 10-Q for the period ended March 31, 2018, and as reported below.
Risks Related to Our Planned Acquisition of Agilis
Consummation of our planned acquisition of Agilis is subject to satisfaction of closing conditions, including antitrust approval, which, if delayed or not granted or granted with unacceptable conditions, may prevent, delay or impair the consummation of the transaction, result in additional expenditures of money and resources, subject us to business uncertainties that could adversely affect our business and operations, and/or delay, reduce or eliminate the anticipated benefits of the transaction.
On July 19, 2018, we announced that we have entered into a Merger Agreement with Agilis, providing for our acquisition of Agilis. Completion of the planned acquisition is subject to certain closing conditions, including, among others, the clearance of the transaction by certain governmental and regulatory authorities, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. The governmental and regulatory agencies with which we and Agilis have made and will make required filings and seek certain approvals and consents have broad discretion in administering applicable governing regulations. We can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, certain governmental agencies may impose requirements, limitations or costs or place restrictions on the conduct of our business after the closing of the transaction. Any one of these requirements, limitations, costs or restrictions could jeopardize or delay the effective time of the transaction or delay, reduce or eliminate the anticipated benefits of the transaction. Further, no assurance can be given that the required closing conditions will be satisfied and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. The occurrence of any of the foregoing could result in a failure to close the transaction and have a material adverse effect on our business, financial condition and results of operations.
In addition, while the transaction is pending, we will be subject to business uncertainties that could adversely affect our business and operations. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter. We may also experience negative reactions from our stockholders, patients, the medical community, vendors, payors, and employees, among others. Further, if the transaction is not completed for any reason, the price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed and the perception of the effectiveness of our management and our company may suffer in the marketplace. In addition, some costs related to the transaction must be paid whether or not it is completed, including our transaction expenses and, under certain circumstances, we would be required to make an additional term loan advance of up to $10.0 million to Agilis under the Bridge Loan Agreement.
Even if we successfully consummate our planned acquisition of Agilis, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter significant integration difficulties.
Our ability to realize the anticipated benefits of the planned acquisition will depend, to a large extent, on our ability to integrate Agilis’s operation and employees into our business, and any product candidates we may acquire from Agilis into our business strategy, and realize anticipated growth opportunities and synergies. We will be required to devote significant management attention and resources to integrating Agilis’s operations and employees into our business and any product candidates we may acquire from Agilis into our business strategy. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our development and commercialization efforts and could adversely affect our business, financial condition and results of operations.
Our ability to realize the anticipated benefits of the transaction is expected to entail numerous material potential difficulties, including, among others:

•	the diversion of management attention to integration matters;

•	difficulties in achieving anticipated business opportunities and growth prospects from the acquisition;

•	challenges related to public and market perception of our acquisition of Agilis;

•	difficulties in managing the expanded operations of a larger and more complex company following the acquisition;

•	difficulties in assimilating employees and in attracting and retaining key personnel; and

•	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the transaction.
Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial condition and results of operations.
All of these factors could decrease or delay the expected accretive effect of the transaction and negatively impact our stock price. As a result, it cannot be assured that the pending acquisition of Agilis will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.
In addition, upfront consideration for the planned acquisition is comprised of approximately $50 million in cash and approximately $150 million in our common stock, subject to an estimated maximum of 9.34 million share limit (with any shortfall to be made whole with additional cash consideration). In addition, pursuant to the Merger Agreement, Agilis equityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich ataxia and Angelman Syndrome during specified terms, ranging from 2-6%. Under the Merger Agreement, we are required to pay $40.0 million of the development milestone payments no later than the second anniversary of the closing of the acquisition, regardless of whether the applicable milestones have been achieved.
Following completion of the planned acquisition, we will become responsible for Agilis’s liabilities and obligations, including with respect to financial, regulatory and compliance matters. These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Further, it is possible that there may be undisclosed, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations.
The issuance of our common stock to complete this transaction will be dilutive to our existing stockholders and because we have limited financial resources, by investing in this transaction, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.
In addition, the Merger Agreement obligates us to register for resale the Closing Stock Consideration, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in a decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Risks Related to Our Collaboration and Licensing Agreement with Akcea
If Tegsedi or Waylivra fail to obtain or maintain regulatory approval, we will not be able to commercialize them in the PTC Territory.
Tegsedi has only received marketing authorization from the EMA, and Waylivra has not yet received regulatory approval from the FDA, EMA or any other regulatory agency. Should Tegsedi or Waylivra not receive marketing authorization in the territories in which we have obtained the rights to commercialize such product candidates, or should Tegsedi lose its marketing authorization from the EMA, we would not be able to commercialize Tegsedi or Waylivra, as applicable, successfully, and we would fail to realize the anticipated benefit of our licensing rights to Tegsedi and WAYLIVERA or those benefits may take longer to realize than expected, any of which could have a material adverse effect on our business.
If we or our partners fail to compete effectively, Tegsedi or Waylivra will not contribute significant revenue.
Our competitors engage in drug discovery throughout the world, are numerous and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Our competitors may succeed in developing drugs that are:

•	safer than our drugs;

•	more effective than our drugs;

•	priced lower than our drugs;

•	reimbursed more favorably by government and other third-party payors than our drugs; or

•	more convenient to use than our drugs.
These competitive developments could make Tegsedi or Waylivra obsolete or non-competitive. Further, Tegsedi and Waylivra are delivered by injection, which may render them less attractive to patients than non-injectable products offered by our current or future competitors.
There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of Tegsedi and Waylivra. For example, if approved, Waylivra could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Tegsedi could face competition from drugs like patisiran and ALN-TTRsc02 in development by Alnylam, tafamidis commercialized in some countries in LATAM by Pfizer and tolcapone in development by SOM Biotech. If Tegsedi or Waylivra cannot compete effectively with these and other products with common or similar indications, we may not be able to generate substantial revenue from our product sales.
We may fail to realize all of the anticipated benefits of the Akcea Agreement or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the Akcea Agreement is subject to general business risk, including risks related to:

•	serious adverse or undesirable side effects or other unexpected characteristics that may be identified with respect to Tegsedi or Waylivra;

•	the rate and degree of market acceptance and clinical utility of Tegsedi and Waylivra;

•	our sales, marketing and distribution capabilities;

•	doing business internationally;

•	pricing regulations and reimbursement practices in various jurisdictions;

•	potential product liability lawsuits;

•	our limited resources and opportunity costs;

•	our intellectual property;

•	our dependence on third-parties; and

•	legislative and regulatory changes in the pharmaceutical industry or healthcare systems in various jurisdictions.
In addition, our ability to realize the anticipated benefits of the Akcea Agreement is subject to additional risks and potential difficulties similar to the risks with respect to Translarna, Emflaza and our other products and product candidates and other risks relating to our business as set forth in our Form 10-K for the year ended December 31, 2017 and our Form 10-Q for the period ended March 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement grant awards. Pursuant to the Nasdaq inducement grant exception, during the quarter ended June 30, 2018, we issued i) options to purchase an aggregate of 306,600 shares of common stock to certain new hire employees at a weighted-average exercise price of $32.04 per share, and ii) restricted stock units for 7,000 shares of our common stock to certain new hire employees. The shares underlying these option and restricted stock awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: August 7, 2018	By:	/s/ Christine Utter
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