Form 10-K
period 2018-12-31
PTC THERAPEUTICS, INC.
filed 2019-03-01
CIK 1070081

Use these links to rapidly review the document
TABLE OF CONTENTS PTC Therapeutics, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,521,120,427. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.
As of February 25, 2019, the registrant had 58,401,698 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

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

•
our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the EMA’s deadline;

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

•
our ability to complete any dystrophin study necessary in order to resolve the matters set forth in the FDA's denial of our appeal to the Complete Response Letter we received from the FDA in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;

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

•
our estimates regarding the potential market opportunity for Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra, risdiplam or any other product candidate, including the size of eligible patient populations and our ability to identify such patients;

•
our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;

•
our expectations with respect to future revenue generation from Emflaza and contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, based on annual net sales;

•
the timing and conduct of our ongoing, planned and potential future clinical trials and studies of Translarna for the treatment of nmDMD, aniridia, and Dravet syndrome/CDKL5, each caused by nonsense mutations, and Emflaza for the treatment of limb-girdle 2I, as well as studies in our gene therapy, splicing and oncology programs, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•	the rate and degree of market acceptance and clinical utility of Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra and risdiplam;

•
the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;

•	the timing of, and our ability to obtain additional marketing authorizations for, Translarna, Tegsedi and our other product candidates;

•	the ability of Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra and risdiplam and our other product candidates to meet existing or future regulatory standards;

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

•	our ability to increase our manufacturing capabilities for our gene therapy platform;

•
our ability to satisfy our obligations under the terms of the credit and security agreement with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and certain other financial institutions as lenders thereunder;

•	our other regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to pursue development of Translarna and Emflaza for additional indications;

•	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy and oncology programs;

•
whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;

•	the potential advantages of Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra and risdiplam and any other product candidate;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others;

•	our competitive position; and

•
our expectations with respect to the development and regulatory status of our product candidates, including risdiplam, and program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from achievement of milestones in that program.

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

•
Global DMD Franchise - We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission renewed our marketing authorization, which is subject to annual renewal and other conditions, and approved a label-extension to our marketing authorization to include patients from two to five years of age. During fiscal year 2018, Translarna achieved net sales of $171.0 million and is currently available for the treatment of nmDMD in over 40 countries. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During fiscal year 2018, Emflaza achieved net sales of $92.0 million.

•
Gene Therapy Platform - We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the U.S. Food and Drug Administration, or FDA, in late 2019, with an anticipated commercial launch in the United States in 2020. We are also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the European Medicines Agency, or EMA, which will follow our BLA submission to the FDA.

•
Akcea Partnership - We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, and was recently granted priority review by Agência Nacional de Vigilância Sanitária, or ANVISA, the Brazilian health regulatory authority. Waylivra is currently under regulatory review in the EU for the treatment of familial chylomicronemia syndrome, or FCS.

•
Splicing Platform - We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, our collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA and the EMA in the second half of 2019.

•
Pursuing Value-Creation Opportunities - In April 2017, we acquired all rights to Emflaza from Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. In August 2018, we acquired our gene therapy platform for rare monogenic diseases that affect the CNS through our acquisition of Agilis Biotherapeutics, Inc., or Agilis. Also in August 2018, we entered into a Collaboration and License Agreement with Akcea for the commercialization of TegsediTM (inotersen), WaylivraTM (volanesorsen) and products containing those compounds in countries in Latin America and the Caribbean. As part of our business strategy, we may engage in further strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations.

Our Pipeline
In addition to our commercial products, we have a pipeline of product candidates and discovery programs at various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology. The chart below summarizes the status of our more advanced programs as of the date of this report, including those with our strategic partners:
Gene Therapy Platform
Our gene therapy platform focuses on the development of innovative therapies for rare, debilitating diseases of the CNS. Our lead gene therapy product candidate is PTC-AADC for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. AADC is the enzyme responsible for the conversion of L-dopa to dopamine. Dopamine is a key neurotransmitter that acts within the striatum (caudate and putamen), a component of the brain’s deep grey matter, to modulate output of neurons that project to the motor and premotor cortices of the brain that plan and execute normal motor function. Dopamine is required in the brain for humans to develop and maintain proper motor function.
AADC deficiency is a monogenic disorder of neurotransmitter synthesis that manifests in young children and most commonly results in profound developmental delay, often seen as complete arrest of motor development. AADC deficiency generally causes the inability to develop motor control, resulting in breathing, feeding, and swallowing problems, frequent hospitalizations, and the need for life-long care. On average, patients with AADC deficiency die in the first decade of life due to profound motor dysfunction and secondary complications such as choking, hypoxia, and pneumonia. Currently, no treatment options are available for the underlying cause of the disorder, and care is limited to palliative options with significant burden on caregivers.
The prevalence of AADC deficiency has been estimated to be approximately 5,000 patients worldwide, with a live-birth incidence of approximately 1 in 40,000 worldwide. While several diagnostic tests for AADC deficiency are available, the condition remains largely misdiagnosed or undiagnosed.
PTC-AADC is an adeno-associated virus, or AAV, gene therapy, which has been assessed in two completed clinical trials, and one trial in which enrollment and dosing is ongoing. The two completed trials include a total of 18 children with severe AADC deficiency who were treated with a one-time total dose of 1.8 x 1011 vg of PTC-AADC during a single procedure in which the gene therapy was administered directly to the region of the brain where dopamine is made and released, called the putamen. The targeted micro-dosing approach administering small amounts of gene therapy directly to focal regions of affected cells in the putamen has the benefit of keeping the supply requirements for materials low, improving access of the therapeutic gene to key cells, potentially limiting immune and complement-mediated responses and reducing the risk of off-target uptake and excretion of the gene therapy by the liver and kidneys. To date, results from these trials suggest that patients may have a gain of motor functions and improvement in cognitive scales following gene therapy administration and have shown significant increases in motor function, which contrasts with the published natural history.
The two completed clinical trials, AADC-1601, a trial in which patients were enrolled under individual compassionate use consents, and AADC-010, were both single-arm, open-label, interventional trials that enrolled a total of 18 patients. The primary and secondary objectives of these trials were to assess the safety and efficacy of PTC-AADC administered via bilateral putaminal‑infusions in patients with severe AADC deficiency at a total one-time dose of 1.8 x 1011 vg. Study enrollment required a diagnosis of AADC deficiency, defined as decreased homovanilic acid, or HVA, and 5-hydroxyindoleacetic acid, or 5‑HIAA, and elevated L-Dopa cerebrospinal fluid, or CSF, levels, presence of more than one DDC gene mutation, and presence of clinical symptoms of AADC deficiency (including developmental delay, hypotonia, dystonia, and oculogyric crisis), and patient age of older than 2 years.
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
Based on preliminary analysis, following administration of PTC-AADC, the combined group of patients showed significant improvements from baseline capabilities at one-year post-treatment in functional motor skills assessed with the PDMS-2 total score, as well as on the locomotion, grasping, visual-motor integration and stationary subscales. Significant improvements from baseline at one-year post-treatment were also observed for the combined group of patients on the AIMS total score and on the prone, supine, sit and stand subscales.
Compared to published natural history data, patients in these trials showed statistically significant improvements at both two- and five-year post-treatment in achievement of motor milestones of full head control (at 2 and 5 years), sitting unassisted (at 2 and 5 years) and standing with support (at 5 years), reinforcing the clinical benefit and sustainability of functional motor improvements.
Surgical injection of PTC-AADC in both completed trials was well tolerated, with no adverse events occurring during the surgical procedure. Adverse events were generally associated with the disease state. The most frequent adverse event associated with PTC-AADC was dyskinesia and these events completely resolved over time. No serious adverse events have been attributed to PTC-AADC.
The ongoing clinical trial, AADC-011, is a single-center, open-label trial to assess the efficacy and safety of PTC-AADC in patients with AADC deficiency. The primary outcomes for this trial include assessing a change in the PDMS-2 score and measuring the change in the neurotransmitter metabolite HVA or 5-HIAA in the cerebrospinal fluid. A total of 10 patients is planned for recruitment, of which 8 have been enrolled and treated to date. With these 8 patients, we now have 26 patients from our three trials being evaluated in safety and efficacy studies.
An end-of-phase 2 meeting was held with the FDA in July 2017, and the clinical, non-clinical and chemistry, manufacturing and control, or CMC, data available to date from the two completed clinical trials were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support the submission of a BLA without undertaking additional trials or studies at this time. Based on the FDA input, including with respect to manufacturing, we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in late 2019, with an anticipated commercial launch in the United States in 2020. PTC-AADC for the treatment of AADC deficiency has orphan drug designation in the United States and EU, and rare pediatric disease designation in the United States, and upon BLA approval the FDA may grant us a priority review voucher.
In April 2018, a protocol assistance meeting was held with the Scientific Advice Working Party of the EMA in anticipation of the expected submission of a MAA in the EU and received feedback indicating the clinical and non-clinical data available to date were sufficient to support the submission of an MAA without undertaking additional trials or studies at this time. We are preparing an MAA for the treatment of AADC deficiency with PTC-AADC in the EU, which we plan to submit to the EMA following our BLA submission to the FDA. Based on the FDA’s input and feedback from the EMA, we do not deem necessary and do not plan to conduct a Phase 3 trial for PTC-AADC for the treatment of AADC deficiency.
There is no guarantee that we will be able to make the BLA or MAA submissions within our expected timelines or that following such submissions, the FDA or EMA would not have additional comments or requirements with respect to the respective submissions that we would be required to address before obtaining regulatory submission and approval, or that the FDA, the EMA or any other regulatory authority will approve PTC-AADC for treatment of AADC deficiency at all.
If PTC-AADC for the treatment of AADC deficiency receives FDA approval, we expect that PTC-AADC would have a twelve-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as well as a concurrent seven-year exclusive marketing period, which would commence on the date of FDA approval, under the provisions of the Orphan Drug Act of

1983, or Orphan Drug Act. We are pursuing patent protection for PTC-AADC, and, in the meantime, we expect to rely on the twelve-year BPCIA regulatory exclusivity and concurrent seven-year Orphan Drug Act exclusivity to commercialize PTC-AADC in the United States, if it is approved. Due to its orphan designation in the EMA, we anticipate that PTC-AADC would have similar market exclusivities in the EU, if it is approved.
See “Item 1. Business-Government Regulation-The new drug and biologic approval process” below for further discussion with respect to the BLA and MAA process. See “Item 1A. Risk Factors-Risks Related to our Gene Therapy Platform” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further detail regarding the related risks to the development, regulatory process and commercialization of gene therapy products.
Our gene therapy platform also includes a gene therapy asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We expect to submit an investigational new drug application, or IND, to the FDA for this program in late 2019. Additionally, the gene therapy platform includes two other gene therapy programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays. We expect to submit an IND to the FDA for this program in 2020.
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
Because the dystrophin gene is located on the X chromosome, DMD occurs primarily in young boys, although approximately 10% of female carriers show some disease symptoms. DMD is rare, and estimates of occurrence include approximately 1 in every 3,500 live male births, according to Parent Project Muscular Dystrophy and approximately 1 in every 5,000 live male births according to Ryder (2017) in the European Journal of Human Genetics. We estimate that there are between approximately 10,000 and 15,000 DMD patients in the United States. Several different types of mutation in the dystrophin gene can result in DMD, including deletion, duplication and nonsense mutations. A test known as multiplex ligation-dependent probe amplification (MLPA) can detect large deletions and duplications, which account for approximately 75% of all mutations. However, gene sequencing is required to identify small mutations such as nonsense mutations. We estimate that nonsense mutations account for approximately 13% of cases of DMD. Without treatment, patients with DMD typically lose walking ability by their early teens, require ventilation support in their late teens, and eventually experience premature death due to heart and lung failure. Even with medical care, most people with DMD die from cardiac or respiratory failure before or during their 30s.
Marketing authorization matters
Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy
European Economic Area
We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the EEA, subject to annual renewal and other conditions. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. In September 2018, we submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients who are non-ambulatory. However, there can be no assurances that we will successfully obtain such label extension. In July 2018, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2019. In February 2019, we submitted a marketing authorization renewal request to the EMA.
The conditional marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment, as well as our satisfaction of any specific obligation or other requirement placed upon the marketing authorization, including Study 041, a three-year clinical trial to confirm the efficacy and safety of Translarna.
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

The European Commission’s renewal of our marketing authorization in January 2017 was based on the totality of the clinical data available from our trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of our Phase 2b and Phase 3 clinical trials, and our commitment to conduct and submit the results of Study 041 to the EMA by the end of the third quarter of 2021. Due to enrollment at a slower pace in certain countries than initially expected, in our February 2019 marketing authorization renewal request, we asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. See “Item 1. Business-Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy-Study 041” for further information regarding the specific obligation to the marketing authorization in the EEA. The authorization remains subject to the annual EMA reassessment, as the EMA did not grant our request for full marketing authorization.
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
United States
Translarna is an investigational new drug in the U.S. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. We expect that a potential re-submission of an NDA could occur in 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval pathway.
There is substantial risk that Study 045, or any other studies we may use to collect the dystrophin data, will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD in the U.S.
See “Item 1. Business-Government Regulation-The new drug and biologic approval process” below for further discussion with respect to the NDA process. See “Item 1. Business-Translarna™ (ataluren)” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further detail regarding the results of our completed trials and studies of Translarna for the treatment of nmDMD, our regulatory strategy in the United States, our history with submissions to the FDA and the related risks to our business.
Other Territories
Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015 and Chile in 2018 and these licenses are currently active. We have filed for marketing authorization with ANVISA, the Brazilian regulatory authority. We expect a regulatory decision on approval in Brazil by the end of 2019. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the EEA. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.
Emflaza for the treatment of Duchenne muscular dystrophy in the United States

Emflaza, both in tablet and suspension form, received approval from the FDA in February 2017 as a treatment for DMD in patients five years of age and older in the United States. We estimate that there are between approximately 10,000 and 15,000 DMD patients in the United States. We are obligated to complete certain post-marketing requirements in connection with the FDA's approval, including pre-clinical and clinical safety studies. In recent interactions with the FDA, we were invited to submit a supplementary NDA, or sNDA, for Emflaza for patients 2 to 5 years of age on the basis that existing data support its safety and efficacy in this population. We recently submitted the sNDA for potential approval in 2019, recently received an approval action date of July 4, 2019, and now expect to launch Emflaza in this younger population before the end of 2019.
Emflaza has a seven-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, as well as a concurrent five-year exclusive marketing period in the United States for the active moiety in Emflaza under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. In 2017, the FDA had requested that we conduct a pediatric study of Emflaza, which, upon completion of an agreed-upon study, we expected to be granted a six-month term of pediatric exclusivity, added to the end of the term of any existing regulatory exclusivity, including the seven-year orphan exclusivity period. With the invitation to submit the sNDA, discussed above, this previous request from the FDA that a trial in patients 2 to 5 years of age be performed has been officially withdrawn and the trial will no longer be conducted, and therefore we will no longer receive the six-month term of pediatric exclusivity. See “Item 1. Business-Government Regulation-The new drug and biologic approval process-Hatch-Waxman Act for Drugs” below for further discussion with respect to marketing protection we rely on.
Akcea Partnership
In August 2018 we entered into a Collaboration and License Agreement with Akcea for the commercialization by us of TegsediTM (inotersen), WaylivraTM (volanesorsen) and products containing those compounds in countries in Latin America and the Caribbean, or the PTC Territory. See “Item 1. Business-Our Collaboration and Funding Arrangements-Akcea Therapeutics” below for further discussion with respect to our Collaboration and License Agreement with Akcea.
Tegsedi
Tegsedi, a product of Ionis Pharmaceuticals, Inc.’s, an affiliate of Akcea, proprietary antisense technology, is an antisense oligonucleotide, or ASO, inhibitor of human transthyretin, or TTR, production. Tegsedi is the world’s first RNA-targeted therapeutic to treat patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. It has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. We have filed for marketing authorization with ANVISA, which granted priority review. We expect approval in Brazil by the end of 2019.
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
Waylivra
Waylivra, is under regulatory review in the EU for the treatment of familial chylomicronemia syndrome, or FCS. The U.S. and EU regulatory agencies have granted orphan drug designation to Waylivra for the treatment of FCS. In August 2018, Waylivra received a Complete Response Letter from the FDA's Division of Metabolism and Endocrinology Products. In the fourth quarter of 2018, Waylivra received a notice of noncompliance withdrawal letter from Health Canada. Additionally, Waylivra is currently in Phase 3 clinical development for the treatment of people with familial partial lipodystrophy, or FPL. The EMA has granted orphan drug designation to Waylivra for the treatment of patients with FPL.
FCS is an ultra-rare disease caused by impaired function of the enzyme lipoprotein lipase, or LPL, and characterized by severe hypertriglyceridemia (>880mg/dL) and a risk of unpredictable and potentially fatal acute pancreatitis. Because of limited LPL function, people with FCS cannot break down chylomicrons, lipoprotein particles that are 90% triglycerides. In addition to pancreatitis, FCS patients are at risk of chronic complications due to permanent organ damage. They can experience daily symptoms including abdominal pain, generalized fatigue and impaired cognitions that affect their ability to work. People with FCS also report major emotional and psychosocial effects including anxiety, social withdrawal, depression and brain fog. There is no effective therapy for FCS currently available.
Neither Tegsedi nor Waylivra is currently approved for marketing in the PTC Territory.

Product development programs
Our pipeline has a number of development programs in the clinical and pre-clinical stages. These include our splicing, gene therapy and oncology programs as well additional studies of our current commercial products to both expand marketing labels and find benefits that these treatments may have in additional indications.
Translarna™ (ataluren)
Mechanism of action
We discovered Translarna by applying our technologies to identify molecules that promote or enhance the suppression of nonsense mutations. Nonsense mutations are implicated in a variety of genetic disorders. Nonsense mutations create a premature stop signal in the translation of the genetic code contained in messenger RNA, or mRNA, and prevent the production of full-length, functional proteins. Based on our research, we believe that Translarna interacts with the ribosome, which is the component of the cell that decodes the mRNA molecule and manufactures proteins, to enable the ribosome to read through premature nonsense stop signals on mRNA and allow the cell to produce a full-length, functional protein. As a result, we believe that Translarna has the potential to be an important therapy for genetic disorders which are the result of a nonsense mutation. Genetic tests are available for many genetic disorders, including those noted above, to determine if the underlying cause is a nonsense mutation. Translarna has been generally well-tolerated in all of our clinical trials to date, which have enrolled over 1,000 individuals to date.
Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy
Study 041
Overview. As a specific obligation to our marketing authorization in the EEA, we are required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. As a condition to our marketing authorization, we are required to submit the results of Study 041 to the EMA by September 2021. Due to enrollment at a slower pace in certain countries than initially expected, in our February 2019 marketing authorization renewal request, we asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022. The protocol for Study 041 has been approved by the CHMP.
For a discussion of the risks related to conducting clinical trials, in general, and Study 041, in particular, please see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” ands “-Risks Related to Regulatory Approval of our Product and our Product Candidates”.
Enrollment. According to the study protocol, Study 041 will enroll nmDMD patients aged five years and above who achieve a 6-minute walk distance, or 6MWD, equal to or greater than 150 meters at three pre-treatment evaluation times (screening, baseline day one and baseline day two), tested as set forth in the protocol. Qualified participants will also need to perform timed function tests of running/walking 10 meters, climbing/descending four stairs and standing from supine within 30 seconds at both screening and baseline, and meet the other criteria set forth in the protocol.
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
Certain exploratory endpoints will also be assessed in Study 041. In patients aged 7 years and above, change from baseline in upper limb function will be assessed using both functional testing and parent/caregiver-reported questionnaires. In patients under 7 years of age, muscle strength will be assessed by change from baseline in myometry parameters. At pre-qualified sites only, magnetic resonance imaging will be used to assess change from baseline in muscle fat fraction. The effects of Translarna on pulmonary function will be assessed by change from baseline in forced vital capacity. In addition, subject- and parent/caregiver-reported questionnaires and at-home diaries will be assessed to evaluate the effect of Translarna on health-related quality of life (HRQL) changes from baseline.
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
Study 045
Following the FDA’s recommendation to collect dystrophin data using validated quantification methods, we initiated Study 045 to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. The study, a Phase 2 open label clinical study, was initiated in the fourth quarter of 2018, and will have a 40-week study period. We expect the study to be completed in the first quarter of 2020.
Observational study, data collection, and open label, extension trials of Translarna for treatment of nmDMD
We are undertaking a multi-center, observational post-approval study of patients receiving Translarna on a commercial basis, or Study 025o, as required by the Pharmacovigilance Risk Assessment Committee of the EMA and in collaboration with TREAT-NMD and the Cooperative International Neuromuscular Research Group. During the study we will gather data on the safety, effectiveness, and prescription patterns of Translarna in routine clinical practice. We have successfully enrolled more than 200 patients in Study 025o and we expect to follow their progress over five years.
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
As part of our pediatric development commitments under our marketing authorization in the EEA and to support the potential expansion of the Translarna label to younger patients with nmDMD, we initiated a Phase 2 pediatric clinical study to evaluate the safety and pharmacokinetics of Translarna in patients two to five years of age. The study, initiated in June 2016, included a four-week screening period, a four-week study period, and a 48-week extension period for patients who complete the four-week study period (52 weeks total treatment). In July 2018, the EMA approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age, based on data from this study.
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
Additionally, the meta-analysis showed statistically significant benefit for Translarna over placebo across each timed function test including time to run/walk 10 meters (1.4 seconds; p=0.025), time to climb four stairs (1.6 seconds; p =0.018) and time to descend four stairs (2.0 seconds; p=0.004). The hazard ratio for Translarna versus placebo was 0.66 (p=0.023) for 10% 6MWD worsening. We believe that we are able to demonstrate a statistically significant outcome in the 6MWD in the meta-analysis, despite the significant variability in baseline 6MWD among patients in both ACT DMD and the Phase 2b trial’s ambulatory decline phase, due to the substantially larger patient population available in the pooled analysis.
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
TranslarnaTM for additional indications
Over the last seven years, multiple independent investigators have conducted preclinical studies in which Translarna enabled readthrough of the premature stop codons from a large set of nonsense mutations across a diverse group of experimental models exhibiting various genetic disorders. The studies evaluated the ability of Translarna to read through premature stop codons in mRNA in cell-free systems, transfected cell lines, mouse models and patient cells. Based on these studies by independent investigators in addition to our own trials and studies, we expect to continue to pursue additional indications for Translarna, including aniridia caused by nonsense mutation and, via an investigator initiated study, Dravet syndrome/CDKL5 caused by nonsense mutation.
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
A clinical study assessing Translarna in nonsense mutation Dravet syndrome/CDKL5 was initiated in the first quarter of 2017. The study is an investigative trial and we do not expect to use it as the basis for a regulatory submission. The study is fully enrolled and we expect it to be completed in the first quarter of 2021, at which point we will reassess the program.
Emflaza for Limb-girdle 2I
Limb-girdle muscular dystrophy type 2I, or LGMD2I, is a form of limb-girdle muscular dystrophy, which refers to a group of conditions that cause weakness and wasting of the muscles in the arms and legs. The proximal muscles (those closest to the body such as the upper arms and thighs) are generally most affected by the condition. In LGMD2I, specifically, signs and symptoms often develop in late childhood (average age 11.5 years) and may include difficulty running and walking. The symptoms gradually worsen over time and affected people generally rely on a wheelchair for mobility approximately 23-26 years after onset. LGMD2I is caused by changes (mutations) in the FKRP gene and is inherited in an autosomal recessive manner. There is currently no cure for LGMD2I and treatment is based on the signs and symptoms present in each person.
We plan on initiating a clinical study assessing Emflaza in limb-girdle 2I in the second quarter of 2019. The study is expected to be a 52 week placebo controlled study and we anticipate results during 2020.
Splicing Platform
Spinal muscular atrophy program
Spinal muscular atrophy, or SMA, is a genetic neuromuscular disease characterized by muscle wasting and weakness. The disease generally manifests early in life. SMA is caused by mutation or deletion of the Survival of Motor Neuron 1, or SMN1, gene that encodes the survival of motor neuron, or SMN, protein. The SMN protein is critical to the health and survival of the nerve cells in the spinal cord responsible for muscle contraction. A second gene, SMN2, is very similar to SMN1, except that SMN2 contains a T nucleotide at position 6 in exon 7 that results in splicing and production of reduced levels of functional SMN protein. According to the SMA Foundation, SMA is the leading genetic cause of death in infants and toddlers and that one in approximately 11,000 children is born with the disease. We estimate that SMA affects approximately 20,000 to 30,000 children and adults in the United States, Europe and Japan.
Using our splicing technology and in collaboration with the SMA Foundation, we identified highly potent small molecule splicing modifiers that, in non-clinical studies in cultured cells derived from patients with SMA, increased both the inclusion of exon 7 in the SMN2 mRNA and the levels of SMN protein produced by SMN2. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these orally bioavailable compounds, penetrated the blood-brain barrier and increased the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.
In November 2011, we entered into a collaboration and licensing agreement with Roche which included a $30 million upfront payment, the potential for up to $460 million in milestone payments and royalties on net sales. Roche is responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. We have received $47.5 million in milestone payments from Roche, including a $20 million milestone payment upon the transition into the pivotal second part of the Sunfish study for risdiplam. We also previously received $13.3 million in sponsored research funding for this program from the Spinal Muscular Atrophy Foundation.

One of the compounds in the SMA collaboration that is currently being advanced in development is risdiplam. In October 2016, a two-part clinical study, called Sunfish, initiated in pediatric and adult type 2 and type 3 SMA patients to investigate the safety, tolerability, and efficacy of risdiplam. Both parts of Sunfish are double-blinded, placebo-controlled, and randomized. Part one of the study was a dose-finding study in 51 type 2 and type 3 SMA patients randomized 2:1 risdiplam vs. placebo and treated for 12 weeks with the primary objective of evaluating the safety, pharmacokinetics, and pharmacodynamics of risdiplam in patients. Data from the open label extension of part 1 of the Sunfish trial were presented in October 2018 at the 23rd International Annual Congress of the World Muscle Society, or the World Muscle conference. Risdiplam was well-tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. In Sunfish, the data demonstrated that the previously reported median greater-than-2-fold SMN protein level increase was maintained over 52 weeks of treatment indicating the durability of the pharmacodynamic effect.
Based on the results from part one of Sunfish, dosing for the second part of the study was selected and the pivotal part two of Sunfish initiated in October 2017, which triggered a $20 million milestone payment to us from Roche. Part two of Sunfish completed recruitment in October 2018 with 180 type 2 and type 3 SMA patients enrolled. The patients are randomized 2:1 risdiplam vs. placebo for 12 months followed by 12 months of all study participants receiving risdiplam. Patients enrolled in part 2 of Sunfish have a broad age range (2-24 years; median age 8 years) and broad functional characteristics. The primary endpoint is change from baseline in the total Motor Function Measure 32, or MFM-32, score at Month 12. Both part one and part two of the study will be followed by an open-label extension.
In December 2016, a two-part clinical study, called Firefish, also initiated in infants with type 1 SMA to investigate safety, tolerability, and efficacy of risdiplam. Both parts of Firefish are open-label studies. Part one of Firefish was a dose-finding study in 21 infants. The primary objective of part one was to assess the safety profile of risdiplam in infants and determine the dose for part two. Interim clinical data from the Firefish part 1 trial were also presented in October 2018 at the World Muscle conference. The median age of first dose was 6.7 months and babies have received risdiplam for a duration of up to 20.3 months. Risdiplam has been well tolerated at all doses and there have been no drug-related safety findings leading to withdrawal. At day 245 of treatment, over 90% of the babies achieved a greater than 4-point increase in CHOP-INTEND score compared to baseline, a rating to evaluate the motor skills of patients with type 1 SMA developed by the Children’s Hospital of Philadelphia. The CHOP-INTEND data were further supported by video footage presented by a principal investigator in the trial, who showed a video of an additional type 1 SMA baby sitting unassisted, bringing the total to 4 babies sitting unassisted as shown in patient videos. Natural history indicates that type 1 SMA babies never achieve this milestone. The video also showed type 1 SMA babies from the Firefish trial demonstrating head control and rolling. Moreover, no babies have required a tracheostomy or permanent ventilation since study initiation and no baby has lost the ability to swallow. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for type 1 SMA infants is between 8 and 10.5 months. In addition, SMN protein level increases of up to 6.5-fold were observed after 28 days of dosing and the increase was sustained.
Based on the results from part one of Firefish, part two of Firefish was initiated in March 2018 and completed recruitment in November 2018 with 41 type 1 SMA infants enrolled. The primary objective of part two is to assess the efficacy of risdiplam measured as the proportion of infants sitting without support after 12 months of treatment, as assessed in the Gross Motor Scale of the Bayley Scales of Infant and Toddler development - Third Edition (BSID-III) (defined as sitting without support for 5 seconds).
Based on recent feedback from the FDA and national health authorities in Europe that Part 1 of FIREFISH and SUNFISH may be sufficient to file NDA and an MAA, Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA and the EMA in the second half of 2019.
Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of risdiplam in type 2 and type 3 SMA patients who have been previously treated with one of several experimental SMA therapies, initiated in the first quarter of 2017. Preliminary PD data from twelve Jewelfish patients presented in October 2018 at the World Muscle conference demonstrated sustained >2-fold increase in median SMN protein levels versus baseline over 12 months of treatment. Also, risdiplam was well tolerated, without drug- related adverse events leading to withdrawal from the study.
Familial dysautonomia
Familial dysautonomia, or FD, is a rare genetic neurological disorder that effects the sensory and autonomic nervous systems, causing life-threatening medical complications from birth. It is caused by a splicing-altering mutation in the IKBKAP (ELP1) gene resulting in low levels of IKAP protein. FD occurs primarily in people of Ashkenazi (central or eastern European) Jewish descent, affecting about 1 in 3,700 individuals in Ashkenazi Jewish populations. It is extremely rare in the general population. There are currently no available therapies for FD, only supportive treatments.
Using our splicing technology and in collaboration with the with Massachusetts General Hospital, or MGH, and New York University, we identified the splicing compound PTC258 which is a splicing modifier that restores IKAP levels. We expect to finalize IND-enabling studies and submit an IND for PTC258 in late 2019.

Oncology program
We have two oncology agents in Phase 1 clinical development, PTC299 and PTC596. PTC299 is a small molecule dihydrooratate dehydrogenase (DHODH) inhibitor that inhibits de novo pyrimidine nucleotide synthesis. In the fourth quarter of 2018, we initiated a Phase 1 dose-escalation trial in patients diagnosed with acute myelogenous leukemia, or AML, who have relapsed or are refractory to current treatment options and have no other approved treatment options. We expect to fully enroll this trial by the end of 2019. In addition to assessing PTC299 as a monotherapy in our Phase 1 study, we are also assessing PTC299 in a variety of therapeutic combinations preclinically.
AML is a rapidly progressing hematologic cancer that causes uncontrolled growth of immature blast cells in the bone marrow preventing formation of normal blood cells. It may arise as a primary cancer or result from patient exposure to prior cytotoxic and/or radiation therapy. Approximately 20,000 new patients are diagnosed annually in the United States.
PTC596 is a small molecule inhibitor of tubulin polymerization that is associated with cell cycle arrest.  In addition, administration is associated with a hyperphosphorylation of tumor BMI1 protein that subsequently leads to BMI1 protein degradation and reduction in BMI1 protein function. We have assessed PTC596 in a Phase 1 trial as a monotherapy for the treatment of ovarian cancer and we are in the process of reformulating PTC596 as a tablet to decrease pill burden and minimize exposure to excipients. PTC596 is now being assessed in clinical trials in combination with standards of care in pediatric patients with diffuse intrinsic pontine glioma, or DIPG, in combination with radiation as first-line therapy, with PTC596 continuing as monotherapy after radiation is completed. DIPG is a rapidly fatal pediatric cancer with 90% of patients dying within two years of diagnosis. There are approximately 300 patients diagnosed annually in the United States and Canada. In the fourth quarter of 2018, we initiated a Phase 1 dose-escalation trial in DIPG patients and expect to fully enroll this trial by the end of 2019.
PTC596 is also being evaluated in leiomyosarcoma, or LMS, in patients who have relapsed or are refractory to current treatments. LMS is a type of sarcoma that manifests as malignant soft tissue tumors of muscle tissue. Preclinical evaluations suggested that PTC596 had synergistic effects in combination with dacarbazine. Of about 3,000 sarcoma patients diagnosed annually in the U.S., approximately 20% have LMS. We expect to initiate a Phase 1 dose escalation study of PTC596 for LMS in the first quarter of 2019.
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
Pre-clinical and other programs
We continue to invest in our pre-clinical product pipeline by committing significant resources to research and development programs and business development opportunities within our areas of scientific expertise, including potential collaborations, alliances, and acquisitions or licensing of assets that complement our strategic mission to provide access to best-in-class treatments for patients who have an unmet medical need.
Our Approach
Our approach to drug discovery and development is to target rare diseases with high-unmet needs using a variety of tools, including RNA and DNA approaches.
Splicing
Post-transcriptional control processes are the events that occur in a cell following the transcription of DNA into RNA. These processes regulate, for example, how long RNA molecules last in the cell, how precursor messenger RNA, or pre-mRNA, molecules are spliced, and how efficiently mRNA molecules are translated to produce a protein. In the majority of human protein-encoding genes, the sequence representing the mature mRNA transcript is not contiguous but rather has an interrupted structure consisting of nucleotide sequences, called introns, that are removed from the final mRNA product and nucleotide sequences, called exons, that are retained in the mature mRNA. The process of intron removal and exon joining is called splicing.
We use our splicing technology to identify molecules that modulate splicing of the pre-mRNA. Pre-mRNA splicing is a multi-step biochemical reaction. Approximately 94% of all human genes encode pre-mRNAs that undergo splicing. In addition, through splicing, one gene can often generate several mRNA products by including or excluding exons that can result in the mRNA being regulated differently or translated into different proteins. Altered regulation of splicing is the direct cause of many human diseases, including many forms of cancer, SMA, Riley-Day syndrome (familial dysautonomia) and myotonic dystrophy.
We have developed a powerful high-throughput drug discovery technology that enables us to identify small molecule modifiers of pre-mRNA splicing. The technology relies on a sensitive quantification of mRNA directly in human cells or tissue samples.

Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of the Survival of Motor Neuron 2, or SMN2, mRNA, which is implicated in the genetic disorder SMA. Based on this experience, we believe that other small molecule drug candidates can be rapidly identified that correct splicing of pre-mRNA, promote inclusion of specific exons into mRNA or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes in all therapeutic areas.
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
Gene therapy
Gene therapy is a technique that uses genes to treat or prevent disease through several approaches including 1) replacing a mutated gene that causes disease with a healthy copy of the gene, 2) inactivating, or “knocking out,” a mutated gene that is functioning improperly or 3) introducing a new gene into the body to help fight a disease. Utilizing our CNS delivery strategy and technologies, we are focused on developing gene therapy product candidates that are engineered and optimized to provide durable treatments, and potentially functional cures, for CNS diseases for which there are currently no approved treatments. By directly administering low doses our therapies using non-pathogenic AAV to deliver therapeutic genes to the target non-dividing neuronal cells in the CNS, which we term targeted micro-dosing, we believe we maximize the probability of achieving a therapeutic benefit and mitigate systemic antibody, cellular immunity and complement-based reactions, minimize the stimulation of new immune responses, and eliminate off-target effects.
We believe that our gene therapy platform will enable us to treat patients across a range of CNS disease indications. Our detailed knowledge and expertise in rare CNS diseases has developed competitive advantages and a gene therapy platform which we believe is highly differentiated and provides practical approaches for delivery of gene therapies to the CNS in a range of disease indications. Our platform utilizes commercially-available advanced devices, instrumentation and software to optimize targeting to the region of the CNS known to be involved in the cause of the disease. Targeted micro-dosing ensures direct delivery to the CNS, thereby avoiding systemic administration, mitigating systemic immune and complement responses, minimizing the generation of newly mounted immunity to the gene therapy, and bypassing uptake and excretion of the gene therapy vector by organs such as the liver and kidney which further enhances safety and keeps the dose levels low. Our targeted micro-dosing strategy has the added benefit of requiring significantly lower gene therapy doses than systemic dosing would require. Our low dose requirements provide for efficient manufacturing approaches that reduce supply risks, enhance product quality, and lower production costs. Our direct delivery processes have also resulted in a deep understanding of routes of administration that result in effective gene therapy delivery to target cells.
Our Collaborations, License Agreements and Funding Arrangements
We currently have ongoing collaborations with Roche and the SMA Foundation for SMA, collaboration and license agreements with National Taiwan University, or NTU, for PTC-AADC, and a collaboration and license agreement with Akcea for Tegsedi and Waylivra. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations. In addition to these collaboration, license and funding agreements, which are described in more detail below, during 2015 we announced our research collaboration with Massachusetts General Hospital, or MGH, a Partners Healthcare hospital, for the treatment of rare genetic disorders resulting from pre-mRNA splicing defects pursuant to which we have certain licensing, development and commercialization obligations to MGH.
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
Payments and Contingent Payments.    Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325 million in payments if specified sales milestones are achieved. As of December 31, 2018, we have earned $47.5 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to Phase 2 clinical study in SMA patients. We are also entitled to tiered royalties ranging from 8% to 16% on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.
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
National Taiwan University
We have two agreements with NTU relating to PTC-AADC: a collaborative research agreement, originally entered into between Agilis and NTU, in September 2015, as amended, or the NTU Collaboration Agreement; and a license and technology transfer agreement, originally entered into between Agilis, NTU and Professor Wuh-Liang (Paul) Hwu, in December 2015, or the NTU Licensing Agreement.
NTU Collaboration Agreement
Overview. The NTU Collaboration Agreement governs the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy, or the “Research.” Pursuant to the NTU Collaboration Agreement, NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. In accordance with such obligations, NTU completed a Phase 1/2 trial, AADC-010, in Taiwan of GT-AADC for the treatment of AADC deficiency and is conducting an ongoing Phase 2b trial, AADC-011, in Taiwan of PTC-AADC for the treatment of AADC deficiency and is collaborating on certain other ongoing activities with third parties. We are responsible for any regulatory submissions for PTC-AADC for the treatment of AADC deficiency.
Funding obligations. Our funding obligations consist of funding payments for NTU’s research paid upon the achievement of certain milestones. As of December 31, 2018, an aggregate amount of $617,045 in funding payments has been paid to NTU and an additional $197,266 is expected to become due and payable between now and December 31, 2020.
Intellectual property. All intellectual property developed or obtained by NTU relating to the Research shall be owned by NTU. The NTU Collaboration Agreement provided us a right of first refusal for an exclusive, worldwide, royalty bearing license for the results of the Research, which Agilis exercised in 2015 in connection with entering into the Licensing Agreement.
Termination. The NTU Collaboration Agreement expires on September 30, 2020, with automatic annual extensions subject to our written approval. The NTU Collaboration Agreement can be terminated for certain specified breaches by either party upon 30 or 60 days’ notice, depending on the breach and following a specified cure period. Upon termination at our election, NTU is obligated to return to us any unused funding payments made to NTU that have not yet been utilized, and we are obligated to pay any non-cancellable expenses incurred by NTU, as of the date of termination.
NTU Licensing Agreement
Overview. Pursuant to the NTU Licensing Agreement, NTU granted to us an exclusive, perpetual license, with the right to grant sublicenses through all tiers, to research and use the intellectual property, data, chemistry, manufacturing and controls, or CMC, records, documents, confidential information, materials and know-how pertaining to the Research, including PTC-AADC for the treatment of AADC deficiency, under the NTU Collaboration Agreement, or the Technology, and to develop, make, manufacture, use, sell, import and market the Technology and any other products made, invented, developed or incorporated by or with the Technology, or the Licensed Products. Subject to any regulatory delays or issues, we are obligated to research, use and develop the Technology to manufacture Licensed Products by December 23, 2025. Additionally, we are obligated to obtain marketing approval of PTC-AADC for the treatment of AADC deficiency, either by the FDA or by the EMA, by December 31, 2024.
Funding Obligations. NTU received a lump sum of $100,000 upon execution of the NTU Licensing Agreement. Additionally, NTU will be entitled to receive contingent payments from us based on (i) the achievement of certain clinical and regulatory milestones up to an aggregate maximum amount of $2.0 million, (ii) annual license maintenance fees, (iii) a low double-digit percentage royalty of annual net sales of Licensed Products, and (iv) a percentage of sublicense revenue, ranging from low-twenties to mid-twenties. The annual license maintenance fees are non-refundable, but creditable against annual net sales payments. The NTU Licensing Agreement also stipulates milestones in relation to a Phase 3 trial with respect to PTC-AADC for the treatment of AADC deficiency, which such Phase 3 trial we do not deem necessary and do not plan to conduct.
Intellectual Property. All intellectual property relating to the manufacture, production, assembly, use or sale of Technology and any Licensed Products derived thereof are owned by NTU.

Termination. The NTU Licensing Agreement expires on December 23, 2035. Upon expiration, we will have a fully paid-up, perpetual, royalty-free exclusive license to the Technology. We may terminate the NTU Licensing Agreement upon 60 days’ written notice to NTU in the event of (a) the failure of a pivotal clinical study, or serious adverse event in a clinical study, with respect to PTC-AADC for the treatment of AADC deficiency, that prevents continuing such clinical study under reasonable circumstances or (b) the rejection of a BLA with the FDA or a MAA with the EMA, or equivalent biologics approval application in another territory with respect to PTC-AADC for the treatment of AADC. In such termination event, we must pay $100,000 to NTU within 30 days of termination and NTU would retain all rights to the Technology. We may terminate the NTU Licensing Agreement for material breach by another party following a 30-day cure period. NTU may terminate the NTU Licensing Agreement for our failure to pay any undisputed license fees or net sales or sublicensing royalty fees within the applicable deadline following a 30-day cure period.
Akcea
Overview. In August 2018, PTC Therapeutics International Limited, our subsidiary, entered into a Collaboration and License Agreement, or the Akcea Agreement, with Akcea, for the commercialization by us of Tegsedi, Waylivra and products containing those compounds, which we refer to collectively as the Products, in countries in Latin America and the Caribbean, or the PTC Territory. In addition, Akcea has granted to us a right of first negotiation, or ROFN, to commercialize AKCEA-TTR-Lrx, a follow-on product candidate to inotersen, on an exclusive basis in the PTC Territory. We are responsible for all meetings, communications and other interactions with regulatory authorities in the PTC Territory. The activities of the parties pursuant to the Akcea Agreement is overseen by a Joint Steering Committee, composed of an equal number of representatives appointed by each of us and Akcea.
Commercialization. Under the terms of the Akcea Agreement, Akcea has granted to us an exclusive right and license, with the right to grant certain sublicenses, under Akcea’s product-specific intellectual property to develop, manufacture and commercialize the Products in the PTC Territory. In addition, Akcea has granted to us a non-exclusive right and license, with the right to grant certain sublicenses, under Akcea’s core intellectual property and manufacturing intellectual property to develop, manufacture and commercialize the Products in the PTC Territory and to manufacture the Products worldwide in accordance with a supply agreement with Akcea. Akcea has in-licensed certain of the Akcea intellectual property from its affiliate, Ionis Pharmaceuticals, Inc., or Ionis. Each party has agreed not to, independently or with any third party, commercialize any competing oligonucleotide product in the PTC Territory for the same gene target as inotersen.
Payments and Contingent Payments. We agreed to pay to Akcea an upfront licensing fee of $18.0 million, consisting of an initial payment of $12.0 million paid in connection with entering into the Akcea Agreement, and $6.0 million to be paid within 30 days after receipt of regulatory approval of Waylivra from the FDA or the EMA, whichever occurs earlier. In addition, Akcea is eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a Product from ANVISA, subject to a maximum aggregate amount of $8.0 million for all such Products. Akcea is also entitled to receive royalty payments in the mid-twenty percent range of net sales on a country-by-country and Product-by-Product basis, commencing on the earlier to occur of (1) 12 months after the first commercial sale of such Product in Brazil or (2) the date when we, our affiliates or sublicensees have recognized revenue of $10.0 million or more in cumulative net sales for such Product in the PTC Territory. The royalty payments are subject to reduction in certain circumstances as set forth in the Akcea Agreement.
Right of first negotiation. Akcea has granted to us a ROFN to commercialize AKCEA-TTR-Lrx in the PTC Territory, subject to negotiation of the terms of a definitive agreement and certain other terms and conditions. Such a definitive agreement would provide for a royalty rate to be paid by us for AKCEA-TTR-Lrx equal to the royalty rate we have agreed to pay for Tegsedi under the Akcea Agreement, or in the mid-twenty percent range of net sales, and the term of such royalty payments would be the same as the term of the Tegsedi royalty payments. During a specified period in the Agreement, neither Akcea nor Ionis may enter into an agreement or grant any license to AKCEA-TTR-Lrx that is inconsistent with PTC’s ROFN.
Termination. The Akcea Agreement will continue until the expiration of the last to expire royalty term with respect to all Products in all countries in the PTC Territory. Either party may terminate the Akcea Agreement on written notice to the other party if such other party is in material breach of its obligations thereunder and has not cured such breach within 30 days after notice in the case of a payment breach or 60 days after notice in the case of any other breach.
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
Intellectual Property

Patents and trade secrets
Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that we believe are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
As of January 31, 2019, our patent portfolio included a total of 74 active U.S. patents and 13 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts to many of these patents and patent applications. We own or exclusively in-license these patents and patent applications with claims directed to composition of matter, pharmaceutical formulation and methods of use of many of our compounds, including ataluren, the active ingredient in the formulated product TranslarnaTM.
The patent rights relating to TranslarnaTM (ataluren) owned by us consist of 35 issued U.S. patents relating to composition of matter, methods of use, formulation, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to composition of matter, methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain Africa countries, certain Asian countries and certain Eurasian countries. We own nine European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. The expiration dates of the granted European patents occur for composition of matter in 2024, for dosing regimen patents in 2026 and 2027, and for the manufacturing process in 2027. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time from NDA submission that the drug is under regulatory review until the approval date while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension based on Hatch-Waxman cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended.
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
We presently have no patent rights to protect the approved use of Emflaza, and we rely on non-patent market exclusivity periods under the Orphan Drug Act of 1983, or the Orphan Drug Act, and the Drug Price Competition and the Hatch-Waxman Act to commercialize Emflaza in the United States. See “Item 1. Business-Government Regulation-The new drug and biologic approval process-Hatch-Waxman Act for Drugs” for further information regarding the exclusivity periods that we rely on.
We are pursuing patent protection for PTC-AADC and our other gene therapy product candidates, and, in the meantime, if PTC-AADC is approved, we expect to rely on the non-patent market exclusivity periods under the Orphan Drug Act Biologics Price Competition and Innovation Act of 2009, or the BPCIA, to commercialize PTC-AADC in the United States. See “Item 1. Business-Government Regulation-BPCIA exclusivity” for further information regarding the exclusivity periods that we rely on.
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
We exclusively in-license all of the patents and patent applications, with claims directed to composition of matter, formulation and methods of use, for our gene therapy programs, including for the target disease AADC. For a further discussion of the material agreements relating to our in-licensing of PTC-AADC for the treatment of AADC deficiency, see “Item 1. Business-Our Collaboration, Licensing and Funding Arrangements-National Taiwan University.”
Manufacturing
We do not own or operate manufacturing or distribution facilities for the production of clinical or commercial quantities of Translarna, Emflaza or for our other product candidates or compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical and commercial supplies of Translarna, Emflaza as well as any other product or product candidate that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing. We anticipate taking steps to increase our manufacturing capabilities for our gene therapy platform.
The active pharmaceutical ingredients in Translarna, Emflaza and our product candidates are provided by third-parties. We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers and the drug substance for our oncology program through another third-party manufacturer.
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
We presently contract with third parties for the manufacturing of program materials for our gene therapy product candidates. The use of contracted manufacturing and reliance on collaboration partners is relatively cost efficient. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers. Although we anticipate taking steps to increase our manufacturing capabilities for our gene therapy platform, we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial and commercial scale demands.
Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2018, and none are currently expected in 2019. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
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
Commercial Matters
Sales and marketing team
Our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and to sales of Emflaza for treatment of DMD in the United States. In addition to the United States and multiple European countries, we have employees in Latin America and Canada. As of December 31, 2018, our commercial team was comprised of approximately 110 employees, including support personnel and members of our commercial team who work with physicians, patient advocacy groups and other stakeholders who are involved in the treatment of patients suffering from the diseases for which we seek to develop treatments.
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
Customers
During 2018, our product revenue was attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.
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
During 2018, three of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 15, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Market Access Considerations
Translarna for the treatment of nmDMD is currently available on a commercial basis in Austria, Czech Republic, Denmark, Hungary, Israel, Italy, Latvia, Norway, Portugal, Romania, Slovakia, Slovenia, Sweden and the United Kingdom (including England, Scotland, Northern Ireland, and Wales). Commercial drug is also currently available in Germany, subject to the matters discussed below. We consider Translarna to be commercially available when a reference price for the drug is established in the applicable country and we are permitted to market treatment to patients.
Translarna for the treatment of nmDMD is also currently available through EAP programs in select countries where funded named patient or cohort programs exist, both within the EEA and in other territories. These programs generally reference the EMA’s determinations with respect to our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in Argentina, Brazil, Canada, Colombia, Cyprus, Ecuador, France, Greece, Hong Kong, Kuwait, Lebanon, Russia, Saudi Arabia, Singapore, Spain, Switzerland, Turkey and United Arab Emirates. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or “named” patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories other than France, which is a cohort program.
Our ability to make Translarna available via commercial or EAP programs is dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA as well as the specific obligation to conduct and submit the results of Study 041. See “Item 1. Business-Marketing authorization matters for Translarna in nonsense mutation Duchenne muscular dystrophy-European Economic Area” and “Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.
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
The key competitive factors affecting the success of Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra, risdiplam and our other product candidates are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.
The competition for Translarna, Emflaza and our other product candidates includes the following:

•
Translarna for nmDMD.  There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics recently received approval in the United States for a treatment addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene (Sarepta, Daiichi Sankyo, Nippon Shinyaku, and Solid Biosciences).

•
Translarna for Other Indications.  Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet syndrome. In the United States, both GW Pharmaceuticals and Zogenix have approved products for the treatment of Dravet syndrome. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG.

•
Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients.

•
Gene therapy product candidates. Currently, no treatment options are available for the underlying cause of AADC deficiency, and care is limited to palliative options with significant burden on caregivers. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency. While there is currently no treatment options available for FA, Voyager Therapeutics is also working on pre-clinical studies for a potential gene therapy solution. Other gene therapy companies may in the future decide to utilize existing technologies to address unmet needs that could potentially compete with our product candidates.

•
Risdiplam.  Risdiplam also faces competition. For example, in December 2016, the FDA approved nusinersen, a drug developed by Ionis Pharmaceuticals, Inc. and marketed by Biogen, to treat SMA. AveXis, Inc., (acquired by Novartis in 2018) is also evaluating a gene therapy product candidate for the treatment of SMA. Other companies are also pursuing product candidates for the treatment of SMA, including Trophos (also in collaboration with Roche), Kowa, Novartis Pharmaceuticals Corporation, and Cytokinetics.

•
Waylivra. If approved, Waylivra could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients.

•
Tegsedi. Tegsedi could face competition from drugs like patisiran and ALN-TTRsc02 in development by Alnylam, tafamidis commercialized in some countries in LATAM by Pfizer and tolcapone in development by SOM Biotech.

Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of biopharmaceutical products such as those we are developing. In addition, sponsors of biopharmaceutical products and drug products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. See “Item 1A. Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for important information regarding some of the risks to our business arising as a result of government regulation.
U.S. government regulation
In the United States, the FDA regulates drugs and biologic products, including gene therapy products, under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drugs and biologic products. Applications to the FDA are required before conducting human clinical testing of drugs or biologic products. Failure to comply with the applicable FDA requirements at any time pre- or post-approval may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications or supplements, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions further described in this filing. Any agency or judicial enforcement action could have a material adverse effect on us.
Regulatory requirements governing our business are also evolving. For example, until recently, the National Institutes of Health, or the NIH, through its Recombinant DNA Advisory Committee, or RAC, also reviewed certain proposed gene therapy trials pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines,; however, the NIH recently proposed to change this practice so that the RAC will no longer review individual human gene transfer protocols. Certain aspects of the NIH Guidelines, such as review of studies by Institutional Biosafety Committees, or IBCs remain in effect. The NIH has stated that it will finalize this change after taking public comments. The FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.
The new drug and biologic approval process
In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug or biologic product varies depending upon whether the drug is a new product whose safety and efficacy have not previously been demonstrated in humans or a drug whose active ingredients and certain other properties are the same as those of a previously approved drug. A New Drug Application, or NDA, is the vehicle through which the FDA approves a new pharmaceutical drug product for sale and marketing in the United States. A Biologics License Application, or BLA, is the vehicle through which the FDA approves a new biologic product for sale and marketing in the United States.
To market a new drug or biologics product in the United States, a sponsor generally must undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;

•	submission with the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin at United States clinical trial sites;

•	approval by an independent Institutional Review Board, or IRB, and in the case of gene therapy studies, IBC, prior to initiation and subject to continuing review;

•
completion of adequate and well-controlled clinical trials to establish safety and efficacy, in the case of a drug product candidate, or safety purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines. Gene therapy research must also be conducted in accordance with the NIH Guidelines;

•	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;

•
submission and FDA acceptance of an NDA, in the case of a drug product candidate, or BLA in the case of a biologic product candidate, and satisfactory completion of an FDA Advisory Committee meeting, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMPs, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

•	FDA review and approval of the NDA or BLA to permit commercial marketing for particular indications for use.
Preclinical Studies and IND Submission
Preclinical tests include laboratory evaluations of product chemistry, pharmacology, stability, toxicity and product formulation, as well as animal studies to assess potential safety and efficacy. In order to begin clinical testing, a sponsor must submit an IND to the FDA, which includes, among other things, the results of the preclinical tests, manufacturing information, analytical data, proposed clinical protocols, and any available clinical data or literature on the product candidate. Some preclinical testing may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. In other words, submission of an IND may not result in the FDA allowing clinical trials to commence. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. As a result, submission of an IND may not result in FDA authorization to commence or continue a clinical trial.
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and subsequent protocol amendments must be filed with the FDA as part of the IND. All research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, the informed consent form, and communications to study subjects before a study commences at the site. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. In the case of gene therapy studies, an IBC at the local level must also review and maintain oversight over the particular study, in addition to the IRB. If the product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC.
Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group may also review interim data to assess the continuing validity and scientific merit of the clinical trial. The data safety monitoring board receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, to be publicly posted on the Clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious disease or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests. Investigators must also provide certain information to clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.
The manufacture of investigational drugs and biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and biologics and active ingredients and therapeutic substances imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.
In general, for the purposes of NDA and BLA approval, human clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 clinical trials may be conducted in patients or healthy volunteers to evaluate the product’s safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism distribution, excretion, and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase 2 clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug or biologic product for specific indications.
Phase 2 clinical trials are sometimes denoted by companies as Phase 2a or Phase 2b clinical trials. Phase 2a clinical trials typically represent the first human clinical trial of a drug or biologic product candidate in a smaller patient population and are designed to provide earlier information on safety and efficacy. Phase 2b clinical trials typically involve larger numbers of patients or longer durations of therapy and may involve comparison with placebo, standard treatments or other active comparators.
Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product candidate for approval. Phase 3 clinical trials usually involve comparison with placebo, standard treatments or other active comparators. These trials are well-controlled and are intended to establish the overall risk- benefit profile of the product or product candidate and provide an adequate basis for physician labeling. Phase 3 clinical trials are usually larger, more time consuming, more complex and more costly than Phase 1 and Phase 2 clinical trials.
Additional kinds of data may also help support a BLA or NDA, such as patient experience data and real world evidence. Real world evidence may also be used to assist in clinical trial design or support an NDA for already approved products. For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.
Clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or a data safety monitoring board may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects are or would be exposed to an unreasonable and significant risk of illness or injury. Similarly, an IRB can suspend or terminate approval of a clinical trial if the trial is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients. IBCs can also require that research activities be ceased if applicable requirements are not being met. The FDA typically requires that an NDA or BLA include data from two adequate and well-controlled clinical trials, but approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence. In some cases, the FDA may condition approval of an NDA or BLA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA or BLA approval. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.
The FDA’s accelerated approval process allows for potentially faster development and approval of certain drugs or biologic products intended to treat serious or life- threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval process, the adequate and well-controlled clinical trials conducted with the drug or biologics product establish that the drug or biologics product has an effect on a “surrogate” endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity, that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity, or prevalence of the condition and availability or lack of alternative treatments. Drugs or biologics products approved through the accelerated approval process are subject to certain post-approval requirements, including that the applicant complete Phase 4 clinical trials to demonstrate the drug’s or biological product’s clinical benefit. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a streamlined process. Promotional materials for a drug or biologic approved under the accelerated approval pathway are subject to FDA prior review.
Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the drug or biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

If a drug or biologic product’s approved indication is dependent on the measurement or detection of specified biomarkers, the therapeutic approval may require the contemporaneous approval or clearance of an in vitro companion diagnostic device. An in vitro companion diagnostic device provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an in vitro companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product. The FDA has explained in guidance in vitro diagnostic companion diagnostic devices may be used for a number of purposes, including identifying appropriate subpopulations for treatment. According to the guidance, in vitro companion diagnostic devices may require the submission and approval of a preauthorization application before they are marketed. Some in vitro companion diagnostic devices, however, could potentially be cleared through a 510(k) premarket notification submission. The guidance states that the FDA generally will not approve a drug or biologic that is dependent upon the use of an in vitro companion diagnostic device if no such device is contemporaneously FDA- approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a product without an approved or cleared in vitro companion diagnostic device when the drug or biologic is intended to treat a serious or life- threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of the product are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. Under these circumstances, the FDA expects that a diagnostic would be subsequently approved or cleared through an appropriate device submission, and that the therapeutic product labeling would be revised to stipulate the use of the diagnostic device. The FDA would also consider whether additional protections, such as risk evaluation and mitigation strategies, or REMS, or post-approval requirements, are necessary.
In a separate guidance, specific to Duchenne Muscular Dystrophy and related dystrophinopathies, the FDA has stated that for drugs and biologics in which efficacy or safety may be related to the patient’s specific dystrophin mutation or to another type of finding related to a biomarker for which a suitable diagnostic device is not available, a sponsor should contemporaneously develop a companion diagnostic device. However, given the serious and life-threatening nature of dystrophinopathies and the lack of satisfactory alternative treatments that currently exist, the guidance further states that, the FDA may approve a drug or biologic even if a companion diagnostic device is not yet approved or cleared, if the benefits are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. During the review, the FDA will determine the need for clearance or approval of the device. The FDA guidance documents represent the FDA’s current thinking on a topic but do not establish legally enforceable responsibilities.
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including proposed labeling and information on the chemistry, manufacture and composition of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the NDA or BLA must be accompanied by a substantial user fee, though a waiver of such fees may be obtained under certain limited circumstances. Product candidates that are designated as orphan products are not subject to application user fees unless the application includes an indication other than the orphan indication. The user fees must be paid at the time of the first submission of the application, even if the application is being submitted, by section, on a rolling basis. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit a substantive review.
If the FDA determines that the NDA or BLA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file an NDA or BLA, the applicant may refile the application with information addressing the FDA identified deficiencies, which refiling would be subject to FDA review before it is accepted for filing, or the applicant may request an informal conference with the FDA about whether the application should be filed. After the conference, the applicant may request that the application be filed over protest. When an application is filed over protest, the FDA is required to review the application as filed. Generally, the FDA does not favor the file over protest procedure. There are also certain consequences of filing an application over protest. For example, such an application would not be eligible for certain FDA communications over the course of the review cycle.
In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA’s dispute resolution procedures. After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether a product meets FDA’s approval standard and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of completing its review of 90% of all applications for new molecular entities within ten months of the 60-day filing date. The FDA does not always meet its PDUFA goal dates for review of NDAs or BLAs. The review process and the PDUFA goal date may be extended by additional three-month review periods whenever the FDA requests or the NDA or BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle. If, however, an application is filed with the FDA over protest, the FDA generally will not review amendments to the application during any review cycle and will not issue information requests to the applicant during the agency’s review.
Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or BLAs or supplements to NDAs or BLAs for a new active ingredient, dosage form, dosage regimen, or route of administration, unless subject to the below requirement for molecularly targeted cancer products, must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. PREA does not generally apply to products for an indication for which orphan designation has been granted. However, PREA compliance may be required if approval is sought for other indications for which the product has not received orphan designation.
The FDA Reauthorization Act of 2017 introduced a new provision regarding required pediatric studies. Under this statute, for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, original application sponsors must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Unlike PREA, orphan products are not exempt from this requirement.
The FDA will typically inspect one or more clinical sites to assure compliance with GCP before approving an NDA or BLA. The FDA also will inspect the facility or the facilities at which the product is manufactured before the NDA or BLA is approved. The FDA will not approve the product unless current good manufacturing practice, or cGMP, compliance is satisfactory. The FDA may also take into account results of inspections performed by certain counterpart foreign regulatory agencies in assessing compliance with GCP or cGMP. The FDA has entered into international agreements with foreign agencies, including the EMA, in order to facilitate this type of information sharing. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.
Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
We may encounter difficulties or unanticipated costs in our efforts to secure necessary FDA approvals, which could delay or prevent us from marketing our products. The FDA may refer applications for novel drug products or biologic products to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Specifically, for a product candidate for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must either refer that product candidate to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if FDA believes that the advisory committee’s expertise would be beneficial. The advisory committee process may cause delays in the approval timeline. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully, particularly any negative recommendations or limitations, when making drug or biologic product approval decisions.
After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. However, if the application that was the subject of a CRL was filed over protest, these review timeframes do not apply and any such resubmission will be reviewed by FDA as available resources permit. Moreover, even with submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
The testing and approval process requires substantial time, effort and financial resources, and may take years to complete. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.
Even if approval is granted, the FDA may limit the indications for use, approve narrow labeling relegating a drug or biologic product to second- line or later-line use, add limitations of use to the labeling or place other conditions on approvals, which could restrict the marketing of the products. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, including black box warnings, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing. After approval, some types of changes to the approved product, such as adding new indications or label claims, which may themselves require further clinical testing, or changing the manufacturing process are subject to further FDA review and approval.
The FDA may also withdraw the product approval if compliance with the pre-and post-marketing regulatory standards are not maintained or if problems occur after the product reaches the marketplace, among other consequences. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.
Additional regulation for gene therapy clinical trials
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term follow up to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, long-term follow up may be required for gene therapies to assess delayed adverse events. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.
Post-approval requirements
After FDA approval of a product is obtained, we are required to comply with a number of post-approval requirements, including, among other things, establishment registration and product listing, record-keeping requirements, reporting certain adverse reactions and production problems to the FDA, providing updated safety and efficacy information, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA or BLA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the product’s safety and efficacy. There also are continuing annual program user fee requirements for approved products, though orphan products may receive exemptions.
The FDA also has the authority to require a specific REMS to ensure the safe use of the drug or biologic. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the product, the seriousness of the disease or condition to be treated, the expected benefit of the product, the duration of treatment, the seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the product’s risks, limitations on who may prescribe or dispense the product, or other measures that the FDA deems necessary to assure the safe use of the drug. The REMS strategy must be approved by the FDA. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on an approved product if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the product’s benefits outweigh its risks.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug or biologic for off-label uses, manufacturers may only promote the product for the approved indications and in accordance with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including adverse publicity, warning and untitled letters from the FDA, requests for corrective advertising or communications with doctors, civil penalties or criminal prosecution, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal or orders under existing government contracts, among others.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of samples at the federal level. The Drug Supply Chain Security Act, or DSCSA, added new sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically.   Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier (comprised of a standardized numerical identifier, lot number, and expiration date of the product) on product packages in both a human-readable and on a machine-readable data carrier.  The standardized numerical identifier is comprised of the product’s corresponding National Drug Code combined with a unique alphanumeric serial number.  A product is misbranded if it does not bear the product identifier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates. Implementation of the DSCSA requirements, such as the product identifier requirements has imposed and will continue to impose increased costs and administrative burdens and may lead to potential liability associated with the marketing and sale of products subject to these requirements. The PDMA, DSCSA, and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.
Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, including quality control and quality assurance and maintenance of records and documentation. Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use.
Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process for a commercial product.
Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved NDA or BLA, and may extend to requiring withdrawal of the product from the market among other consequences further described in this filing. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product and product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, among other consequences further described in this filing, that could delay or prohibit further marketing.
Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if issues bearing on the product’s safety or efficacy are discovered. Newly discovered or developed safety or effectiveness data or other information may also require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Such actions may include refusal to approve pending applications, license or approval suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences. New government requirements, including those resulting from new legislation, may be established that could delay or prevent FDA approval of our products under development or negatively impact the marketing of any future approved products.
Additional controls for biologics
To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.
After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
Orphan drug designation.
We have received orphan drug designation from the FDA for Translarna for the treatment nmDMD and nonsense mutation aniridia, for PTC-AADC for the treatment of AADC deficiency, for risdiplam for the treatment of SMA, for PTC-FD for the treatment of Friedreich ataxia and PTC-AS for the treatment of Angelman syndrome. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. The tax advantages, however, were limited in 2017 Tax Cuts and Jobs Act. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or the same drug or biologic for different indications. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and approved Emflaza on February 9, 2017, as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval.
Rare Pediatric Disease Voucher Program
Under the FDCA, the FDA awards priority review vouchers to sponsors of rare pediatric disease products that meet certain criteria. To qualify, the rare disease must be serious or life-threatening in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. Also, the product must contain no active ingredient (including any ester or salt of the active ingredient) that has been previously approved in any other application and the application must meet certain additional qualifying criteria, including eligibility for FDA priority review. If FDA determines that a product is for a rare pediatric disease and the qualifying application criteria are met, upon a sponsor’s request, FDA may award the sponsor a priority review voucher. This voucher may be redeemed to receive priority review (i.e., a review time of 6 months as compared to 10 months for standard review) of a subsequent marketing application for a different product. Use of a priority review voucher is subject to an FDA user fee. These vouchers are transferable. Accordingly, sponsors may sell these vouchers for substantial sums of money. Vouchers may also be revoked by FDA under certain circumstances and sponsors of approved rare pediatric disease products must submit certain reports to FDA.
Changes to the FDCA, however, have limited the future use of pediatric priority review vouchers. Under the law’s sunset provision, the drug or biologic must be designated by FDA for a rare pediatric disease no later than September 30, 2020, and approved no later than September 30, 2022, unless the law is reauthorized by Congress. Accordingly, while PTC-AADC currently has a rare pediatric disease designation, if we cannot secure FDA BLA approval prior to September 30, 2022, we may not be able to receive the benefit of such designation.
Hatch-Waxman Act for Drugs.
Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal)and clinical (human) data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicants drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.
Upon submission of an ANDA or 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patient information has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacturer, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification.
If the ANDA of 505(b)(2) NDA applicant has provided a paragraph IV certification to the FDA, the applicant must send notice of the certification to the NDA and patent holders. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification, in which case the FDA may not make an approval effective until the earlier of 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA of 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.
In addition to the above, the Hatch Waxman Act established certain periods of regulatory exclusivity. As we presently have no patent rights to protect the approved use of Emflaza, we rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act to commercialize Emflaza in the United States.
Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA generally may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
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
BPCIA Exclusivity
We are currently pursuing patent protection for GT-AADC for the treatment of AADC deficiency, and, in the meantime, we expect to rely on the twelve-year BPCIA regulatory exclusivity to commercialize PTC-AADC in the United States, if it is approved.
The 2010 Patient Protection and Affordable Care Act included the BPCIA as a subtitle. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2019, the FDA has approved sixteen biosimilar products for use in the United States. No interchangeable biosimilars have been approved. The FDA has issued a number of guidance documents outlining an approach to review and approval of biosimilars.
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there  is a high degree of similarity to the reference product, notwithstanding minor differences in clinically inactive components, and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12 year exclusivity period. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.
The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.
Patent Term Restoration
If approved, drug and biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.
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
Regulation outside the United States
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. And, even if regulatory approval is granted, it may be withdrawn or limited under certain circumstances or post-approval requirements may be imposed by the applicable regulatory authority. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
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
However, in the framework of a variation application assessment procedure, the EMA may send one or more requests for supplementary information to the marketing authorization holder, requiring that additional information be provided by the marketing authorization holder to support its variation application. Such supplementary requests will be sent together with a timetable stating the date by when the marketing authorization holder must submit the requested data and, where appropriate, the extended evaluation period to be applied to such variation procedure. The 90-day variation procedure may be suspended for up to three months for the marketing authorization holder to submit its responses to such supplementary requests. The marketing authorization holder will be notified of the outcome of the CHMP’s assessment of the variation procedure within 15 days from the adoption of the CHMP opinion. If unfavorable, the CHMP opinion may be subject to a re-examination procedure upon the marketing authorization holder’s request. This may imply an additional minimum two-month procedure. If the CHMP opinion is favorable, the European Commission will usually vary the marketing authorization to introduce the additional therapeutic indication within approximately two months from the receipt of the final CHMP opinion.
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
In the European Union, independently generated data submitted as part of a full marketing authorization application dossier are protected by regulatory data protection (‘data exclusivity’) for a period of eight years from the granting of a marketing authorization for a ‘reference product’. This means that for a period of eight years, competent authorities may not accept marketing authorization applications that rely on the independently generated data in the marketing authorization dossier of the reference product. Generic medicinal products that rely on the independently generated data of the reference product may not be placed on the market for 10 years from the granting of the initial marketing authorization for the reference medicinal product. This is extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications considered to offer a significant clinical benefit in comparison with existing therapies. These periods of data exclusivity and market exclusivity do not prevent other companies from obtaining a marketing authorization based on their own independently generated data.
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

The EMA is responsible for coordinating inspections to verify compliance with the principles of good clinical practice, or GCP, good manufacturing practice, or GMP, good laboratory practice, or GLP, and good pharmacovigilance practice, or GVP. These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the European Union. The EMA coordinates any inspection by the relevant member state regulatory authority as requested by the CHMP in connection with the assessment of marketing authorization applications or matters referred to these committees. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of a marketing authorization application, but could arise post-authorization.
Inspectors are drawn from the regulatory authorities of member states of the European Union and the European Economic Area. Following an inspection, the inspectors provide a written inspection report to the inspected site or applicant and provide an opportunity for response. Some inspection reports require follow-up and may result in additional adverse consequences due to critical or major findings. The inspectors and the CHMP will comment on any response from an inspected site or applicant and may monitor future compliance with any proposed corrective action plan.
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
U.S. law permits “expanded access” (also known as compassionate use and treatment use) for certain patients with serious diseases who have no comparable alternative treatment options. The potential patient benefit must justify the potential risks of the treatment use and those potential risks must not be unreasonable in the context of the disease or condition to be treated. Moreover, providing the investigational drug or biologic for the requested use must not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the expanded access use or otherwise compromise the potential development of the expanded access use. Additional requirements apply depending on the size of the expanded access population. To provide expanded access, sponsors, including individual physicians, must submit detailed regulatory information to the FDA and receive the agency’s approval for the use. However, if there is an emergency that requires that a patient be treated before a written submission can be made, the FDA may authorize the expanded access use by telephone. In such a case, a written expanded access submission must be submitted to the FDA within fifteen working days of the FDA’s authorization. Following approval for expanded access use, both the sponsor of the use and the investigator (i.e., physician) must comply with certain FDA requirements. Sponsors may not promote products as safe or effective for expanded-access uses.
U.S. law further permits access to investigational drugs or biologics for treatment use under new federal Right to Try legislation. Under this law, patients diagnosed with a life-threatening disease or condition, who have exhausted all approved treatment options, may be able to obtain access, with the agreement of the product manufacturer and the patient’s physician to certain investigational drugs and biologics. The patient must further be unable to participate in a clinical trial involving the investigational drug or biologic and must provide informed consent. If all of the statutory criteria are satisfied, FDA approval of the use of the investigational drug or biologic for patient treatment is not required but certain reports must be submitted to the agency annually. Individual states also have their own Right to Try statutes.
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
In the United States, federal price reporting laws require manufacturers to calculate and report complex pricing metrics used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed pharmacies and other providers by the Medicaid and Medicare programs. Various state health care programs similarly obligate us to report drug pricing information that is used as the basis for their reimbursement of pharmacies and other health care providers. Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information. Some government health care programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and cap price increases. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries may result in criminal, civil, or administrative sanctions or enforcement actions, and expose us to False Claims Act liability.
The Veterans Health Care Act of 1992 requires, as a condition of payment by certain federal agencies and the Medicaid program, that manufacturers of “covered drugs” (including all drugs approved under an NDA) enter into a Master Agreement and Federal Supply Schedule (FSS) contract with the Department of Veterans Affairs through which their covered drugs must be offered for sale at a mandatory ceiling price to certain federal agencies, including the VA and Department of Defense. FSS contracts require compliance with applicable federal procurement laws and regulations, including disclosure of commercial prices during contract negotiations and maintenance of price relationships during the term of the contract, and subject manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to provide the mandatory discount may subject the manufacturer to specific civil monetary penalties. Termination of either of these agreements also jeopardizes payment by Medicaid for the manufacturer’s drugs.
Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example, in the United States, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may affect the profitability of drug products. However, since its passage, Congress has repealed and amended certain provisions of the Affordable Care Act, and repeal efforts may occur again, and there are ongoing legal challenges to the Affordable Care Actwhich may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Centers for Medicare and Medicaid Services, or CMS, recently reduced the payment rate for certain hospitals purchasing outpatient drugs at the 340B program discounted price, and in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act, or ACA. Similarly, 340B program guidance regulations on civil monetary penalties for statutory violations, which had been was finalized in early 2017, recently went into effect. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule in 2019 that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries, and in January 2019, CMS proposed eliminating the Anti-Kickback Act safe harbor for rebates typically provided to PBMs and health plans that are included in their cost effectiveness determinations. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.
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
Freedom of Information Requests and Affirmative Disclosures
We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization application for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the European Union to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We have appealed the General Court’s decision to the Court of Justice of the European Union and the EMA has confirmed that it will not release the documents while the matter is still subject to the appeal process. However, there can be no assurance that we will be successful in the appeal and we may not ultimately succeed in preventing disclosure of the data in our marketing authorization for Translarna for the treatment of nmDMD. In addition, under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information is now subject to automatic public disclosure. Further, once the Clinical Trials Regulation 536/2014 is fully in place, the sponsor of an EU trial must submit a summary of the results to an EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization the applicant must submit the clinical study report 30 days after MA has been granted, refused or withdrawn. Subject to our limited ability to review and redact a narrow sub-set of confidential commercial information, these new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.
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
Both the federal Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, or Bribery Act are broad in scope and will require companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official, political party or candidate for public office in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also prohibits any U.S. person from corruptly acting outside the U.S. in furtherance of such offer, promise or payment. Under the UK Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Similar statutes have been adopted, or may be adopted in the future, by other countries in which we operate and with which we are or may be required to comply.
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
The federal civil False Claims Act imposes civil liability and penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, as well as for making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Claims may be pursued by whistleblowers through qui tam actions, even if the government declines to intervene. Intent to deceive is not necessary to establish civil liability, which may be predicated on reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. These investigations have involved, for example, allegations of providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. Violations of the Anti-Kickback Statute may also be grounds for civil False Claims Act actions. Potential liability under the federal False Claims Act includes treble damages and significant per claim penalties, currently set at $10,957 to $21,916 (as adjusted for inflation) per false claim. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from government contracting and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.
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
Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain European Union member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations, or EFPIA, have published codes of conduct to which its members have agreed to abide to, that require the public disclosure of payments made to healthcare professionals and healthcare organizations. In some countries (including France, Denmark and Portugal) such requirements are enforceable by law.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.
HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and similar state laws, also impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH and implementing regulations makes HIPAA's security and certain privacy standards directly applicable to “business associates,” defined as persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. Civil and criminal penalties include up to $50,000 per violation plus a criminal fine of up to $250,000 and ten years in prison. In addition, other federal and state laws may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA,
Any continuing efforts by the Trump Administration and the U.S. Congress to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act, could have an impact on fraud and abuse provisions and other requirements, including the Physician Payments Sunshine Act, that were authorized and enacted under the Affordable Care Act.
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
Employees

As of December 31, 2018, we had 517 employees, of whom 511 were employed on a full-time basis, and 48 consultants and contractors, of whom 47 were full-time. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.
Our Corporate Information
We were incorporated under the laws of the State of Delaware on March 31, 1998, under the name PTC Therapeutics, Inc. Our principal executive offices are located at 100 Corporate Court, South Plainfield, New Jersey 07080. Our telephone number is (908) 222-7000. We maintain a website at www.ptcbio.com.
Additional Information
We make available, free of charge on our website, www.ptcbio.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Such reports, proxy statements and other information may be obtained through the SEC’s website (www.sec.gov). The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
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
Risks Related to Our Gene Therapy Platform
We may fail to obtain regulatory approval for PTC-AADC for the treatment of AADC deficiency within our expected timeline or at all.
In July 2017, an end-of-phase 2 meeting was held with the United States Food and Drug Administration, or FDA, and the clinical data from two completed PTC-AADC clinical trials, and non-clinical and manufacturing data available to date were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support a submission for a biologics license application, or BLA, without undertaking additional trials at this time. Based on the FDA input, including with respect to manufacturing, we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in late 2019, with an anticipated commercial launch in the United States in 2020. In April 2018, Agilis held a protocol assistance meeting with the Scientific Advice Working Party of the European Medicines Agency, or EMA, in anticipation of the expected submission of a Marketing Authorization Application, or MAA, in the European Union and received feedback indicating the clinical and non-clinical data available to date were sufficient to support a submission for an MAA without undertaking additional trials or studies at this time. We are preparing an MAA for PTC-AADC for the treatment of AADC deficiency in the European Union, which we expect to submit to the EMA following our BLA submission to the FDA. There is no guarantee that we will be able to make our BLA or MAA submissions within our expected timelines or that upon our making the submissions, the FDA or the EMA would not have additional comments or requirements with respect to the respective submissions that we would be required to address before such applications would be accepted for regulatory review or before obtaining regulatory approval, or that the FDA or the EMA will approve PTC-AADC for the treatment of AADC deficiency at all. Any delays in obtaining regulatory approval from either the FDA and/or the EMA, or if we never obtain regulatory approval from either the FDA and/or the EMA, could have a material adverse effect on our business, financial condition and results of operations.
Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our gene therapy product candidates or otherwise harm our business.
The manufacture of gene therapy products, such as PTC-AADC and our other gene therapy product candidates, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for clinical studies and commercial product for any of our gene therapy product candidates that may receive regulatory approval in the future. We presently contract with third parties for the manufacturing of program materials for our gene therapy product candidates. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.
Although we anticipate taking steps to increase our manufacturing capabilities for our gene therapy platform, we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for commercial manufacturing, the third party from whom we currently obtain our clinical supply of PTC-AADC may need to increase its scale of production and confirm with the applicable regulatory authorities that the commercial material is comparable to the material used in clinical trials in addition to satisfying other regulatory obligations, or we will need to secure alternate suppliers. In general, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternate suppliers would be able to supply our potential commercial needs. Any switch from our current manufacturer would result in a significant delay, would require FDA approval, and cause material additional costs.
As further described in these risks, the manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure by us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical studies or commercial use, among other consequences. If we or our manufacturers fail to comply with the FDA, EMA, or other regulatory authorities, it could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of our product candidates and our business, results of operations and financial condition could be materially adversely affected.
Our dependence upon others for the manufacture of our product candidates may also adversely affect our business, results of operations, financial condition and prospects, and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.
The process for administering PTC-AADC is complex and includes specific specialized requirements that could delay or prevent the regulatory approval of PTC-AADC for the treatment of AADC deficiency, limit its commercial potential or result in significant negative consequences following any potential marketing approval.
PTC-AADC is administered directly to the putamen in the brain using stereotactic surgery, a brain surgery requiring significant skill and training. There is little experience with such surgeries being used to deliver drugs and for such surgeries being performed on children. If we are unable to engage with and train sufficient brain surgeons to perform the procedure properly, the availability of PTC-AADC for the treatment of AADC deficiency could be substantially diminished. The need to train brain surgeons to perform the procedures may also expose us to additional regulatory risks as our interactions with such health care providers must comply with all applicable laws and regulations. For example, if PTC-AADC receives approval in the United States, such interactions would need to comply with FDA’s laws and regulations on product promotion, as well as laws and regulations related to healthcare fraud and abuse. As a result, we will need to invest significant resources to ensure all personnel and contractors are adequately trained on these requirements and to monitor their conduct.
Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules and adversely affect our ability to meet our supply obligations.
Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce our gene therapy product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage.
Some of the raw materials and other components required in our manufacturing process are derived from diverse biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the production of clinical material, which could materially and adversely affect our development and commercialization timelines, including with respect to PTC-AADC for the treatment of AADC deficiency, and our business, financial condition and results of operations.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to perform additional studies, and increase our development costs, or may force us to delay, limit, or terminate certain of our programs.
We may experience development problems related to our gene therapy programs that cause significant delays, changes in plans or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials and the FDA has approved several cell-based gene therapy treatments to date, the FDA has only approved one vector-based gene therapy product to date. In addition, there are only two gene therapy products for genetic diseases approved to date in the European Union. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for PTC-AADC for the treatment of AADC deficiency or our other gene therapy product candidates in any jurisdiction, if at all. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. For example, in 2018, the FDA issued a number of new guidance documents on human gene therapy development. The FDA will likely continue to issue new guidance and replace existing guidance. Similarly, the U.S. National Institutes of Health, which also has authority over research involving gene therapy products, issued a proposed rule in October 2018, seeking to streamline the oversight of such protocols and reduce duplicative reporting requirements that are already captured within existing regulatory frameworks. The European Commission may also issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. Moreover, while there are significant risks that accompany all development programs, because gene and cell therapy products are a relatively new development, less is known about such products and product candidates. Accordingly, there is an increased risk that such products and product candidates may not perform in clinical or preclinical trials as we expect. Additionally, because gene and cell therapy products are complex, the manufacture of such products and product candidates is more difficult and costly. We may not be able to have such products reliably manufactured in accordance with the applicable regulatory requirements in sufficient quantities to support our development programs and, if ultimately approved, commercial supply. Delay, failure or unexpected costs in obtaining, the regulatory approval necessary to bring our product candidates to market, as well as manufacturing difficulties or challenges, could have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our products.
In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates.
The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review; other international regulatory agencies have also dedicated personnel and/or offices to review gene therapy programs and products.
These regulatory review committees and advisory groups and any new guidelines they promulgate, as well as any unexpected results or manufacturing difficulties, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our gene therapy product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable laws, regulations and guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional requirements may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of lengthier regulatory approval process and further restrictions on development of our gene therapy product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all, any of which could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our gene therapy product candidates and the process for administering such product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid, or RNA, molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too much or too little of the desired protein or RNA. There is also a risk that production of the desired protein or RNA will increase or decrease over time. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused by overproduction. Adverse effects would not be able to be reversed or relieved by stopping dosing and might require us to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed. Accordingly, long-term follow up may be required for gene therapies to assess delayed adverse events.
There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia, immune- and complement-mediated responses, and death seen in other trials using other vectors. While new recombinant vectors have been developed to potentially reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Accordingly, depending on the vector that is used, additional manufacturing, clinical, and preclinical testing may be required, as well as additional analyses, assessments, and potential long-term patient monitoring and sample testing. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.
Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic or complement-mediated reactions early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
In addition to any potential side effects caused by any gene therapy product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended, modified, or terminated or we may be required to interrupt or cease commercial sales of any product candidates that may receive regulatory approval. If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial, as well as the receptivity of patients and physicians to try any approved gene therapy products. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may have a material adverse effect on our business, results of operations, financial conditions and prospects.
Furthermore, if we or others later identify undesirable side effects caused by any of our gene therapy product candidates, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of any product candidate that may receive regulatory approval, thereby preventing or delaying its commercialization;

•	regulatory authorities may require additional warnings or limitations of use in product labeling;

•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused by our products to patients; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of our gene therapy assets for which we receive marketing approval and could materially harm our business, financial condition, results of operations and prospects.
Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of PTC-AADC for the treatment of AADC deficiency or our other potential gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for PTC-AADC or our other potential gene therapy product candidates.
Because gene therapy remains a novel technology, we face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for our product candidates, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and healthcare payers of gene therapy products in general, and of our product candidates in particular, as medically necessary, cost-effective and safe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend in part upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, if approved, prescribing treatments that involve the use of our product candidates, if approved, in lieu of, or in addition to, existing treatments, if any, with which they are familiar and for which greater clinical data may be available. Even if a product candidate displays a favorable efficacy and safety profile in clinical trials and is ultimately approved, market acceptance of the product candidate will not be fully known until after it is commercialized. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any product candidates that receive regulatory approval. For example, earlier gene therapy trials conducted by other organizations have led to several well-publicized adverse events, including cases of leukemia, immune- and complement-mediated adverse events, and death seen in other such organizations' trials using other vectors. A significant negative development in any other gene therapy program or our failure to satisfy any post-marketing regulatory commitments and requirements to which we may become subject may adversely impact the commercial results and potential of our product candidates. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any gene therapy products for which we obtain marketing approval. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
We expect the cost of a single administration of gene therapy products, including PTC-AADC for the treatment of AADC deficiency, to be substantial. We expect that coverage and reimbursement by government and private payers will be essential for most patients to be able to afford these treatments. Accordingly, sales of any product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the prices of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payers. Coverage and reimbursement by a third-party payer may depend upon several factors, including the availability of alternative therapies or a third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
Obtaining coverage and reimbursement for a product from third-party payers is a time-consuming and costly process that could require us to provide to the payer supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement.
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies, such as PTC-AADC for the treatment of AADC deficiency. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Expensive specialty drugs in particular are often subject to restriction. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. Currently, there is limited experience with Centers for Medicare and Medicaid Services, or CMS, coverage of gene therapy product. We cannot be assured that Medicare or Medicaid will cover our product candidates that may be approved or provide reimbursement without restriction and at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval. Additionally, within Europe, each country has its own reimbursement regime employing various health technology assessment approaches to assess the cost-effectiveness of the product (in the UK a HTA assessment is conducted by NICE) which may significantly affect the effective access to the market.

We may face competition from biosimilars approved through an abbreviated regulatory pathway or from separate full applications for approval.
Our gene therapy product candidates are regulated by the FDA as biologics under the Federal Food, Drug and Cosmetics Act, or FDCA, and the Public Health Service Act, or PHSA. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the United States. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDCA. However, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created a regulatory pathway under the PHSA for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA approved biological product. To demonstrate biosimilarity, the biosimilar sponsor must show that the product candidate is highly similar to the reference product, notwithstanding minor differences in clinically inactive components, and that there is no clinically meaningful difference between the biosimilar product and the reference product in terms of safety, purity, and potency. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product.
Such biosimilars would reference biological products approved in the United States. The BPCIA, however, establishes certain protections for reference biologic products. For example, the BPCIA sets up a complex and involved framework for reference and biologic product sponsors to bring patent infringement actions and actions for declaratory judgment. If another company pursues approval of a product that is biosimilar to any biologic product for which we receive FDA approval, we may need to pursue costly and time consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. We may also need to spend time and money defending an action for declaratory judgement that is brought by the biosimilar product sponsor,
Another protection established by the BPCIA is a period of 12 years of exclusivity for reference products that begins on the date that the reference product was first licensed by FDA. During this time, FDA may not make the licensure of a biosimilar product effective. Biosimilar applications can, however, be submitted for FDA review beginning four years after the date of the reference product’s first licensure. Any of our product candidates that may be approved under BLAs in the future could be reference products for biosimilar marketing applications. As a result, any of our product candidates that may receive regulatory approval may face competition from other biological products that receive regulatory approval pursuant to an abbreviated pathway, which may have a material adverse effect on our results of operations, business, financial condition or prospects.
In addition, the biologic exclusivity period has certain limitations that may limit its ability to protect our product candidates, if approved, from biosimilar or interchangeable product competition. For example, certain changes and supplements to an approved BLA, and certain subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. Moreover, there have been legislative efforts to decrease this period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity. Further, even if our biologic product candidates qualify for the BPCIA’s 12-year period of exclusivity, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Accordingly, another company could market a competing version of a biological product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet fully clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is also possible that payers will give reimbursement preference to biosimilars, even over reference biologics, absent a determination of interchangeability.
In the European Union, another company could gain approval for a competing product based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
To the extent we do not receive any anticipated periods of regulatory exclusivity or to the extent the FDA or foreign regulatory authorities approve any biosimilar, interchangeable, or other competing products, our business would be adversely impacted. Competition that our products may face from biosimilar, interchangeable, or other competing products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. In the United States, this risk has increased in recent years as the FDA and the U.S. government have taken steps to encourage increased biosimilar competition in the market, in an effort to bring down the cost of biologic products.
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
We are currently pursuing further clinical development efforts for Translarna for the treatment of nmDMD, nonsense mutation aniridia, and nonsense mutation CDKL5/Dravet syndrome. Each genetic disorder has unique genetic and pathophysiological characteristics and we believe that regulators, including the FDA and the EMA, will evaluate the effectiveness of Translarna for any given indication based on the merits of the clinical efficacy evidence available for such indication. However, because we are developing Translarna for the treatment of multiple indications associated with genetic disorders that arise as a result of a nonsense mutation, there is a risk that negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as the negative results of our ACT CF trial for nonsense mutation cystic fibrosis, or nmCF, which we announced in 2017, could adversely affect the perception of the efficacy of Translarna in a different indication. There can be no assurance that regulators, including the FDA and the EMA, will not consider such results when making determinations with respect to our ongoing or future regulatory submissions for marketing authorization of Translarna for any indication, including in connection with the FDA’s Complete Response Letter to our NDA for Translarna for the treatment of nmDMD and the EMA’s annual reassessment of our marketing authorization for Translarna for the treatment of nmDMD, which could have an adverse effect on the outcome of the applicable regulatory review. We have submitted the safety results of ACT CF to regulators with any applicable safety updates and submissions, including the EMA. While the safety profile of Translarna in the ACT CF study was consistent with previous studies and no new safety signals were identified, there can be no assurance that the EMA or other regulators will agree with our interpretation of the safety data from the trial.
If we do not successfully renew and maintain our marketing authorization and commercialize Translarna in the EEA, receive regulatory approval in the United States for Translarna for the treatment of nmDMD and subsequently successfully commercialize Translarna in the United States, or receive regulatory approval in other territories, including in Brazil, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. Likewise, if we do not successfully commercialize or maintain our marketing authorization for Emflaza for the treatment of DMD in the United States, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed.
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

•	the successful advancement of Translarna in additional indications, in particular, nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5;

•	the successful advancement of Emflaza in additional indications, in particular, limb-girdle 2I;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms;

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
The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is limited to ambulatory patients aged two years and older located in the EEA, which significantly limits an already small treatable patient population, which reduces our commercial opportunity and is also subject to annual reassessment of the benefit-risk balance by the EMA as well as the specific obligation to conduct Study 041, and may be varied, suspended or withdrawn by the European Commission if we fail to satisfy those requirements.
We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged two years and older who have been identified through genetic testing as having a nonsense mutation in the dystrophin gene. Prevalence estimates for rare diseases are uncertain due to the uncertainties associated with the methodologies used to derive estimates, such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. We are launching the first therapy specifically aimed at nmDMD patients. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least two years old (and, therefore, satisfy the conditions for treatment under our current product label in the EEA), are based on our beliefs and estimates derived from a variety of sources and may prove to be either incorrect or subject to additional refinement or characterization on a country specific basis over the coming years. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence of nonsense mutations and other factors. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. Although we intend to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.
In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older and we also may need to receive marketing authorizations in other territories. The marketing authorization in the EEA is conditional and subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. Due to enrollment at a slower pace in certain countries than initially expected, in our February 2019 marketing authorization renewal request, we asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022. There is no guarantee that the EMA will grant the extension of the date by which we are required to submit the results of Study 041. The marketing authorization was last renewed in July 2018 and is effective, unless extended, through August 5, 2019. Enrolling Study 041 may further reduce the number of patients available for reimbursed treatment.

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
If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct additional clinical trials in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.
In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. We expect that a potential re-submission of an NDA could occur in 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
While we have discussed the procedures and methods for Study 045 with the FDA, the procedures and methods have never previously been utilized in DMD studies. In addition to us providing data showing positive results, the FDA will need to accept the methods utilized in the study. There is a substantial risk that Study 045, or any other studies we may use to collect the dystrophin data, will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD in the U.S. or that the FDA will not accept the methods used to collect the data. Even if we are successful in resolving some or all of the matters raised by the FDA in its denial of our appeal of the Complete Response Letter, there is significant risk that we will be unable to obtain FDA approval of Translarna for nmDMD, on a timely basis or at all, and we may be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost. Even if we are able to enroll and fund any such additional trials or studies or complete such assessments or analyses, there is substantial risk that the results would not ultimately support the approval of a re-submission of an NDA in the United States for Translarna for nmDMD. In addition, any such requirement for additional trials would most likely result in our inability to sell Translarna in the United States for a significant period of time, which would have a material adverse effect on our ability to generate revenue from the sales of Translarna for the treatment of nmDMD.
Even if we do ultimately receive approval for Translarna in the United States, if such approval is via the accelerated approval pathway, there is a risk that the FDA would not view our completed studies as satisfying the requirement for post-approval confirmatory studies of the product’s clinical benefit. In such an instance, we would potentially need to invest substantial time, effort, and funds into the conduct of such a post-approval study. Moreover, if Translarna is ultimately approved through the accelerated approval pathway, we would be subject to additional regulatory requirements, such as the pre-submission of promotional materials to FDA and potential restrictions, such as distribution restrictions, to assure the product’s safe use. Accelerated approval would also subject us to the risk of expedited FDA withdrawal procedures if we do not conduct required post-approval studies, such studies do not meet FDA’s standards, such studies do not confirm the product’s clinical benefit, or FDA finds that any post market restrictions are inadequate to assure the safe use of the product, among other circumstances. Due to these and other uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States or the cost or effort required to receive FDA approval for Translarna and meet FDA’s regulatory requirements both before and after approval. Even if we receive approval for Translarna, there is no guarantee that we would be able to maintain such approval.

The FDA has repeatedly disagreed with our interpretation of the study results for Translarna. In 2010, we filed a NDA for ataluren based on our Phase 2b clinical data, which the FDA refused to file. We filed a formal dispute resolution request concerning this decision in 2011 and, in 2012, the FDA reaffirmed its previous decision to refuse to file the 2010 NDA.
In October 2015, we announced that the primary efficacy endpoint in the ITT population did not achieve statistical significance in ACT DMD. On the basis of our position that the totality of clinical data from ACT DMD and our prior Phase 2b trial support the clinical benefit of Translarna for the treatment of nmDMD, in December 2015, we submitted our analyses of the ACT DMD data and meta-analysis of the combined ACT DMD and Phase 2b subgroup data to the FDA, as part of our NDA, after commencing our submission on a rolling basis in December 2014.
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
In connection with seeking marketing authorization from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical and preclinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. This is especially true for rare and/or complicated diseases. A failure of one or more clinical or preclinical trials can occur at any stage of testing. Preclinical and clinical studies may reveal unfavorable product candidate characteristics, including safety concerns, or may not demonstrate product candidate efficacy. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization of their products.
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

•
be delayed in or unable to obtain marketing approval in the United States for Translarna or any other product candidates, including supplemental application approvals for any products that receive approval;

•	be delayed in obtaining additional marketing authorizations, or not obtain additional marketing authorizations at all, for Translarna for the treatment of nmDMD;

•	be delayed in obtaining marketing authorizations, or not obtain marketing authorizations at all, for Translarna for other indications, or for our other product candidates;

•	obtain approval for indications, uses or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	obtain approval with labeling that does not include claims that are necessary or desirable for the successful commercialization of the product or product candidate;

•	be subject to additional post-marketing requirements or restrictions, such as post-approval studies or REMS;

•	have the product removed from markets after obtaining applicable marketing authorizations; or

•	not be permitted to sell Translarna under some or any reimbursed EAP programs.
If our marketing authorization request for Translarna in Brazil is unsuccessful, we may lose our ability to sell Translarna in Brazil.
All of our sales of Translarna in Brazil to date have been to patients who have had access to Translarna via judicial authorization, which has allowed the Brazilian authorities to purchase Translarna even though Translarna is not approved by the Agência Nacional de Vigilância Sanitária, or ANVISA. In the fourth quarter of 2018, we filed for marketing authorization with ANVISA for Translarna. Should ANVISA reject our marketing authorization request, patients may lose their access via judicial authorization, as the courts may take into account ANVISA’s rejection. Our inability to sell Translarna in Brazil would have a material adverse effect on our business, financial condition and results of operations.
If Tegsedi or Waylivra fail to obtain or maintain regulatory approval, we will not be able to commercialize them in the PTC Territory.
Tegsedi has only received marketing authorization from the FDA, EMA and Health Canada, and Waylivra has not yet received regulatory approval from the EMA or any other regulatory agency. We have submitted a marketing authorization request for Tegsedi to ANVISA and it was granted priority review. Should Tegsedi or Waylivra not receive marketing authorization in the territories in which we have obtained the rights to commercialize such product candidates, or should Tegsedi lose its marketing authorizations that it currently has, we would not be able to commercialize Tegsedi or Waylivra, as applicable, successfully, and we would fail to realize the anticipated benefit of our licensing rights to Tegsedi and Waylivra or those benefits may take longer to realize than expected, any of which could have a material adverse effect on our business.
If we or our collaborators experience any of a number of possible unforeseen events in connection with clinical trials related to our products or our product candidates, maintenance of our existing marketing authorization for our products and any additional potential marketing authorization or commercialization of our products or our product candidates could be delayed or prevented.
We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

•
clinical trials of our products or our product candidates may produce negative or inconclusive results for the necessary study endpoints, our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced;

•
the number of patients required for clinical trials of our product and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;

•
patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study, increase the needed enrollment size for the study or extend the study’s duration;

•	we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;

•	we may enroll patients at clinical trial sites in countries that are inexperienced with clinical trials in general, or with the indication that is the subject of the trial;

•
we may enroll patients at clinical trial sites in countries that have a different standard of care for patients in general, or with respect to the indication that is the subject of the trial. Regulatory authorities, such as the FDA, may also not accept data generated at international clinical trial sites;

•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

•
regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our investigational new drug application, or IND, or comparable application or protocols prior to commencing a clinical trial;

•
we may fail to reach an agreement with regulators, institutional review boards, institutional biosafety committees, or independent ethics committees regarding the scope, design, or implementation of our clinical trials. For instance, the FDA or comparable foreign regulatory authorities may require changes to our study design that make further study impractical or not financially prudent;

•	we may have delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations;

•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•
we may have to suspend or terminate clinical trials of our products or our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•
regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•
the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;

•	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;

•
our products or our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards, institutional biosafety committees or independent ethics committees to suspend or terminate the trials;

•
regulators may require us to perform additional or unanticipated clinical or preclinical trials, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval or we may be subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;

•	there may be changes in the applicable regulatory authorities’ approval policies or review, statutes, or regulations, which may render our data insufficient to obtain marketing approval;

•	we may decide that it is no longer in our business interest to continue a development program;

•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

•
the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•	the FDA or comparable regulatory authorities may disagree with our intended indications;

•
the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our contract manufacturer’s manufacturing facility for clinical and future commercial supplies;

•
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a marketing application, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
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
Our product development costs will increase if we experience delays in testing or marketing authorizations, and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our products and product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize Translarna, Emflaza, risdiplam or our product candidates and allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize Translarna, Emflaza, risdiplam or our product candidates, and so may harm our business, results of operations and financial condition.
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
Because we are developing Translarna, Emflaza and our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable.
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
We are faced with similar challenges in connection with the design of our studies of Translarna in nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and of Emflaza in limb-girdle 2I, and such similar challenges existed in our study of nmMPS I, which study we stopped in 2017, because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates, including Study 041, our Phase 2 studies of Translarna in nonsense mutation Dravet syndrome/CDKL5, or our studies of Emflaza in limb-girdle 2I if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. The studies under our SMA collaboration for risdiplam face similar risks.
Each of the indications we are currently pursuing for Translarna, Emflaza, risdiplam and our product candidates are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. The feasibility of patient enrollment was a critical factor discussed with the EMA in connection with the specific obligation to conduct Study 041, in particular due to factors that increase the challenges of enrollment, such as the small nmDMD patient population, the patient eligibility criteria for the mITT for Study 041, and the fact that Translarna is available to patients in the EEA and other limited territories pursuant to commercial and EAP programs.
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
Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll a sufficient number of patients in Study 041, our Phase 2 studies of Translarna in nonsense mutation Dravet syndrome/CDKL5, or our studies of Emflaza in limb-girdle 2I or any of our, or our collaboration partners’, other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As the conduct of Study 041 is a specific obligation to our marketing authorization in the EEA for Translarna for the treatment of nmDMD, any such delay or inability to enroll sufficient patients could have a material adverse effect on our ability to maintain our authorization in the EEA and, failure to maintain such authorization would have a material adverse effect on our business, results of operations and financial performance.
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
If serious adverse side effects are identified during the development or further development of any product candidate or for any product for which we have or may obtain marketing approval, including Translarna and Emflaza, we may need to abandon or limit our development and/or marketing of that product or product candidate.
Our products and product candidates are in clinical or preclinical development, or further development, and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If our products or our product candidates are associated with undesirable side effects or have characteristics that are unexpected, regulatory authorities, institutional review boards, institutional biosafety committees, or independent ethics committees may place our studies on clinical hold, withdraw or suspend study approvals, or require that we modify our protocols. We may also need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Adverse events or side effects may also result in regulatory authorities denying approval of any applications we may submit for marketing approval, limitations on the indicated use of a product, the inclusion of warnings, contraindications, or precautions on the label of any approved products, or significant conditions imposed on any approval, including the requirement of a REMS, costly post-marketing studies or clinical trials and surveillance to monitor the safety of the product. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.
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
In addition, we are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization of Emflaza in the United States, including pre-clinical and clinical safety studies. If we or others identify previously unknown side effects, whether pursuant to these post-marketing requirements, or otherwise, and in particular if such side-effects are severe, or if known side effects are more frequent or severe than in the past then our marketing authorization for Emflaza may be restricted or withdrawn, changes may be required to the product's label, sales may be adversely impacted, we may be required to undertake additional studies or trials, and government investigations or litigation, including product liability claims, may be brought against us. Additionally, if the safety warnings in our product labels are not followed, adverse medical situations in patients may arise, resulting in negative publicity and potential lawsuits, even if our products worked as we described. Any of these occurrences would limit or prevent us from commercializing our products, which would have a material adverse effect on our business, financial results and operations.
Our product candidates, including our gene therapy product candidates, may be subject to marketing and distribution restrictions that could limit our ability to successfully market and distribute those products, and limit the ability of physicians to prescribe and administer such products.
Our product candidates, including our gene therapy product candidates, if approved, may be subject to restrictions on product labeling, marketing, distribution, prescribing, and use, which could increase our cost to commercialize such products and decrease our ability to generate product revenue. One such restriction may be risk evaluation and mitigation strategies, or REMS. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the product’s risks, limitations on who may prescribe or dispense the product, or other measures that the FDA deems necessary to assure the safe use of the product. Several gene therapy products that have been approved by FDA have required substantial REMS. For example, Yescarta, which is a cell-based gene therapy approved by FDA in 2017 for adult patients with certain types of large B-cell lymphoma who have not responded to or who have relapsed after at least two other kinds of treatment, is subject to a substantial REMS program. The Yescarta REMS includes requirements for dispensing hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. Similarly, also in 2017, the FDA approved Kymriah, a cell-based gene therapy for the treatment of patients up to 25 years of age with B-cell precursor ALL that is refractory or in second or later relapse. This indication was expanded in 2018 to include adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including diffuse large B-cell lymphoma (DLBCL) not otherwise specified, high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Like Yescarta, Kymriah was approved with a REMS that includes requirements for hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. The Yescarta and Kymriah sponsors are responsible for implementing the REMS. REMS, such as these, can be expensive and burdensome to implement, and burdensome for hospitals, clinics, and health care providers to comply with. Accordingly, should any of our product candidates be subject to a REMS, it may materially harm our business.
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
The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the limitations or warnings contained in the product’s FDA-approved labeling

•	the claims we may make for a product, based on the approved label;

•	distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a REMS or voluntary risk management plan

•	the ability to offer our products or product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement;

•	adverse publicity about our products or product candidates or favorable publicity about competitive products or product candidates; and

•	any restrictions on concomitant use of other medications.
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
Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union, Latin America and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Translarna for the treatment of nmDMD, Emflaza for the treatment of DMD, or any of our other product candidates that receive marketing authorization.
If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates, we may not be successful in our continuing efforts to commercialize our products or any other product candidate if and when they are approved.
Our ongoing commercial strategy for our products and any other product candidate that may receive marketing authorization involves the development of a commercial infrastructure that spans multiple jurisdictions and is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories, including in the United States, in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous territories, including in the United States, each state, and other countries in which we do business, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, transparency laws and regulations, and unexpected changes in regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products or any other product candidates that may receive marketing authorization in the United States, the EEA, Latin America and other jurisdictions will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.
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
Factors that may materially affect our efforts to commercialize our products include:

•	our ability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	our ability to monitor the legal and regulatory compliance of sales and marketing personnel;

•	an inability to secure adequate coverage and reimbursement by government and private health plans;

•
reduced realization on government sales from mandatory discounts, rebates and fees, and from price concessions to private health plans and pharmacy benefit managers necessitated by competition for access to managed formularies;

•	the clinical indications for which the products are approved and the claims that we may make for the products;

•	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;

•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;

•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

•	our ability to replace services being performed pursuant to a transition services agreement with Marathon before the termination of such agreement;

•	our ability to implement third-party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;

•	the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe Translarna, Emflaza or any future products;

•	the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent commercial organization.
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
In addition, some countries in which Translarna for the treatment of nmDMD is not approved allow patients access to Translarna through other legal mechanisms. For example, all of our sales in Brazil to date have been to patients who have had access to Translarna via judicial authorization, which has allowed the Brazilian authorities to purchase Translarna even though Translarna is not approved by ANVISA. Should the current political and legal framework which allows access to non-ANVISA approved drugs in Brazil change, and Translarna does not receive approval by ANVISA, patients currently being prescribed Translarna may have temporary interruptions in treatment in the future or may not have access to Translarna at all.
Additionally, some of the countries in which Translarna for the treatment of nmDMD is available for sale are in emerging markets. Some countries within emerging markets, including those in Latin America, may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.
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
There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics recently received approval in the United States for a treatment addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene (Sarepta, Daiichi Sankyo, Eloxx, Nippon Shinyaku and Solid Biosciences).

Diacomit is marketed in the European Union by Laboratoires Biocodex for the treatment of Dravet syndrome. GW Pharmaceuticals and Zogenix are marketing products for the treatment of Dravet syndrome in the United States. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG. Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, in December 2016, the FDA approved nusinersen, a drug developed by Ionis Pharmaceuticals, Inc. and marketed by Biogen, to treat SMA. AveXis, Inc. is also evaluating a gene therapy product candidate for the treatment of SMA. Other companies are also pursuing product candidates for the treatment of SMA, including Trophos (also in collaboration with Roche), Kowa, Novartis Pharmaceuticals Corporation, and Cytokinetics.
Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the U.S. DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients.
Currently, no treatment options are available for the underlying cause of AADC deficiency, and care is limited to palliative options with significant burden on caregivers. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency. While there is currently no treatment options available for FA, Voyager Therapeutics is also working on pre-clinical studies for a potential gene therapy solution. Other gene therapy companies may in the future decide to utilize existing technologies to address unmet needs that could potentially compete with our product candidates.
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
Even if we are able to commercialize Translarna for the treatment of nmDMD on a broad scale, commercialize Emflaza for the treatment of DMD in the United States, or commercialize any other product candidate for which we may receive marketing authorization, Translarna, Emflaza and any other product or product candidate may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
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
Our ability to successfully commercialize Translarna, Emflaza or any other product candidate that receives marketing authorization will depend in large part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, managed health care organizations and other third-party payors and organizations. Government authorities and other third-party payors, such as private health insurers and managed health care organizations, decide which medications they will pay for and establish reimbursement conditions and rates. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities, including the United States government and state legislatures, and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which our products are reimbursed can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with discounts off the products’ sale (list) prices and are challenging the prices manufacturers charge for medical products. We cannot be sure that coverage will be available for Translarna, Emflaza or any other product that we may commercialize and, if coverage is available, the level of reimbursement is also uncertain.
Reimbursement levels may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for Emflaza and for Translarna has been and is expected to continue to be, particularly difficult due to price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization and the requirement to try other therapies first, or high co-payments which can result in patient rejection. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including Emflaza or Translarna. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization, including Emflaza or Translarna.
There may be significant delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the drug’s approved indications as determined by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent, and programs intended to provide patient assistance until coverage is established can be very costly. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

Emflaza is also eligible for reimbursement under the Medicare Part D program. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D prescription drug formularies are required to include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Further, CMS is proposing to relax Part D coverage requirements to give plans more leverage in negotiating their formularies.
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
Moreover, in 2017, the U.S. Congress modified and amended certain provisions of the 2010 U.S. healthcare reform legislation (the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act), which could have an impact on coverage and reimbursement for healthcare items and services covered by the federal and state healthcare programs as well as plans in the private health insurance market. The so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017. There are legal challenges to the Affordable Care Act pending and the Trump Administration and the U.S. Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices with respect to Translarna for the treatment of nmDMD and other product candidates that might receive marketing authorization in the future. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the European Union, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and obtain a license to import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.
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
Since inception, we have incurred significant operating losses. As of December 31, 2018, we had an accumulated deficit of $938.9 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and Emflaza. We expect to continue to generate operating losses through 2019 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter.
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
On August 23, 2018, we completed our acquisition of Agilis. Upfront consideration was comprised of $49.2 million in cash and 3,500,907 shares of our common stock. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Additionally, we are required to pay $40.0 million of the development milestone payments no later than the second anniversary of the closing of the acquisition, regardless of whether the applicable milestones have been achieved.
Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorization in the EEA of Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further subject to a specific obligation to conduct and report the results of Study 041, a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. In addition, it is likely that we will enroll patients in Study 041 in countries where Translarna for the treatment of nmDMD is currently available on a reimbursed basis, which could negatively impact growth in our net product sales. We may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.
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
We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Development and Commercialization of our Products and our Product Candidates” titled, “If there are delays in obtaining regulatory approval in the United States, we will not be able to commercialize Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct a new clinical trial in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and our studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy, splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In late 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA followed by a submission for marketing authorization to the EMA and we recently submitted a request for marketing authorization for Tegsedi with ANVISA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

•
seek to satisfy contractual and regulatory obligations in conjunction with the Akcea Agreement, including the potential commercialization of Tegsedi and Waylivra in Latin America and the Caribbean, or the PTC Territory;

•	execute our strategy for Emflaza in the United States, including commercialization efforts;

•	satisfy contractual and regulatory obligations that we assumed through the Emflaza acquisition;

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

•
initiate or continue the research and development of Translarna and Emflaza for additional indications and of our other product candidates, including for our gene therapy, splicing and oncology programs;

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
Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•	commercializing and marketing Emflaza for the treatment of DMD in the United States;

•
negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for Emflaza for the treatment of DMD in the United States and for Translarna for the treatment of nmDMD in the EEA and other territories outside of the United States;

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

•
advancing Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

•	expanding the territories in which we are approved to market Translarna for the treatment of nmDMD;

•	minimizing the enrollment impact of Study 041 on commercialization efforts for Translarna for nmDMD;

•	commercializing and marketing Tegsedi and Waylivra in the PTC Territory;

•
developing Translarna and Emflaza for the treatment of additional indications, including nonsense mutation aniridia, nonsense mutation Dravet syndrome/CDKL5 and limb-girdle 2I and successfully advancing our other programs and collaborations, including our gene therapy, splicing and oncology programs;

•
establishing a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell Translarna for the treatment of nmDMD in the EEA and other parts of the world;

•	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•	launching commercial sales of Translarna for the treatment of nmDMD in accordance with our estimated timeline;

•	identifying patients eligible for treatment with our products and product candidates;

•	obtaining approval to market Translarna and Emflaza for the treatment of other indications;

•	expanding the approved product label of Translarna for the treatment of nmDMD;

•	successfully developing or commercializing any product candidate or product that we may in-license or acquire;

•	protecting our rights to our intellectual property portfolio related to Translarna; and

•	contracting for the manufacture and distribution of commercial quantities of Translarna, Emflaza and other product candidates.
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

•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna and Emflaza for additional indications and for our other product candidates, including those in our gene therapy and oncology programs;

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
On May 5, 2017, we entered into a credit and security agreement with Midcap Financial Trust, a Delaware statutory trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, or the Credit Agreement, that provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. The Credit Agreement requires us to not have less than $100 million of net revenue for the prior twelve months to be measured on the last day of each fiscal quarter beginning on December 31, 2017.
Additionally, subject to customary exceptions and exclusions, all obligations under the Credit Agreement are secured pursuant to the terms of the Credit Agreement, a Pledge Agreement between us, certain of our subsidiaries, and Midcap Financial, or the Pledge Agreement, and an Intellectual Property and Security Agreement between us and Midcap Financial, or the IP Security Agreement, each dated May 5, 2017. Under the Credit Agreement, the Pledge Agreement, and the IP Security Agreement, we provided to Midcap Financial and the other lenders (i) a perfected, first-priority security interest in all of our personal property, (ii) a perfected, first-priority security interest in all of our intellectual property (except that this security interest will not be perfected in intellectual property located outside the United States unless our cash position falls below a pre-specified threshold), and (iii) a perfected, first-priority pledge of 65% of the equity ownership interests directly held by us in our wholly owned subsidiary, PTC Therapeutics Holdings (Bermuda) Corp. Limited.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisitions of Agilis and Emflaza and our collaboration and license agreement with Akcea. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.
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
Until such time, if ever, as we can generate enough product revenues to cover our expenses, we expect to supplement our cash needs through a combination of equity offerings; debt financings; collaborations; strategic alliances; grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates; and marketing, distribution or licensing arrangements.
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
If a corporation undergoes an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code, or Sections 382 and 383, the corporation’s ability to utilize any net operating losses, or NOLs, and certain tax credits and other tax attributes generated before such an ownership change, is limited. We believe that we have in the past experienced ownership changes within the meaning of Sections 382 and 383 that have resulted in limitations under Sections 382 and 383 (and similar state provisions) on the use of our NOLs and other tax attributes.
Sections 382 and 383 of the Code are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the IRS to confirm our analysis of the ownership change limitations related to the NOLs generated by us. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Section 382 and 383 of the Code. Our public offerings of common stock in April 2018 and January 2019 (including the shares issued in February 2019 upon exercise by the underwriter of its option to purchase additional shares) and the common shares issued to Agilis as a result of being acquired by us in August 2018 may put us closer to another ownership change for purposes of Section 382. We continue to fully evaluate the impact of a Section 382 limitation on the use of our NOLs and other tax attributes.
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
Additionally, in the United States, the 2017 Tax Act was enacted on December 22, 2017, making significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective in January 2018. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law. The effect of the 2017 Tax Act will differ across the states. Many states have enacted new legislation in response to the federal tax reform law. As a result of the reduction in the U.S. corporate income tax rate, we revalued our ending net deferred tax assets as of December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded no further adjustments.
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
We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our satisfaction of the specific obligation to conduct and submit the results of Study 041 by September 2021 to the EMA. Due to enrollment at a slower pace in certain countries than initially expected, in our February 2019 marketing authorization renewal request, we asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We are also required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.
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
If we are not able to comply with applicable laws and regulations for our products or product candidates, we will not be able to obtain or maintain product approvals and commercialize our product or product candidates, and our ability to generate revenue will be materially impaired.
Translarna, Emflaza, and our product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA (and/or by EEA member state authorities) and by comparable authorities in other countries, including ANVISA where we have recently submitted marketing authorization requests for Translarna and Tegsedi. Failure to obtain or renew marketing authorization for Translarna, Tegsedi or any product candidate, or maintain our marketing authorization for Emflaza in the United States will prevent us from commercializing such product or product candidate.
As noted in the foregoing risk factors, we may not receive necessary approvals from the FDA, the EMA, ANVISA or other regulators to further commercialize Translarna for nmDMD, to commercialize Translarna or Emflaza for any other indication, to commercialize Tegsedi or to commercialize any product candidate in any market. The approval procedures vary among countries, can involve additional testing, and the time for approval may materially differ. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere.
We have not proven our ability to successfully obtain marketing authorizations to sell our product or product candidates, other than with respect to the marketing authorization granted by the European Commission in August 2014 for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA and satisfaction of any conditions that may be imposed by the EMA, including the specific obligation to conduct and report the results of Study 041 and our marketing authorizations in Chile, Israel and South Korea (which are largely contingent upon continued EMA approval). We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA, including in Brazil where we have submitted a marketing authorization request to ANVISA. There is substantial risk that regulators in the applicable territories will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue, or may prevent us from generating any revenue, from the sales of Translarna for the treatment of nmDMD in those territories.
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
The process of obtaining marketing authorizations is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing authorization of a product candidate. Any marketing authorization we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. For example, the marketing authorization granted on a conditional basis by the EMA in the EEA for Translarna is limited to ambulatory nmDMD patients aged two years and older who have been identified through genetic testing and is subject to the specific obligation to conduct Study 041 and annual reassessment by the EMA of the benefit-risk analysis. Additionally, we are obligated to complete certain post-marketing requirements in connection with the FDA's approval of Emflaza, including pre-clinical and clinical safety studies.
In addition, marketing authorizations in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and marketing authorizations and pricing approvals do not ensure that reimbursement will be obtained.
We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU. If our competitors are able to obtain orphan drug designations for their products in the United States and those products are determined by the FDA to be the “same drug” as our products or product candidate(s) under applicable FDA standards, we may not be able to obtain approval for a significant period of time. Similarly, if our competitors are able to obtain orphan drug designations for their products in the EU and those products can be classified as a “similar medicinal product” within the meaning of EU law, we may not be able to obtain approval by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for PTC-AADC and for Translarna for the treatment of nmDMD, Becker muscular dystrophy (in the EU), and nonsense mutation aniridia. The FDA has also granted an orphan drug designation to risdiplam, PTC-FA and PTC-AS. We may also seek orphan drug exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates. Obtaining orphan drug exclusivity, both in the European Union and in the United States, may be important to a product candidate’s future success.
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
In the United States, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same indication for that time period. When determining whether a drug is the “same drug” as an orphan designated product, the FDA looks to the products’ molecular features and use. The specific sameness criteria, however, varies based on whether the product is composed of small or large molecules.
Obtaining orphan drug designation, however, does not guarantee that we will be able to receive ultimate marketing approval. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Moreover, the FDA may grant orphan drug designation to multiple products that are considered to be the “same drug” for the same indication. If a competitor obtains an orphan drug designation for and approval of a product with orphan drug exclusivity for the same indication as one of our product candidates before we do and if the competitor’s product is the same drug, in the United States or a similar medicinal product, in the EU, as ours, we could be excluded from the market for a period of time.
We also may not be able to maintain any orphan drug designations or exclusivities. For instance, orphan drug designations may be revoked if the FDA finds that the request for designation contained an untrue statement of material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request. Even if we are able to receive and maintain orphan drug designations, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For instance, we may not receive orphan product regulatory exclusivity if the indication for which we receive FDA approval is broader than the orphan drug designation. Orphan exclusivity may also be lost for the same reasons that designation may be lost. Orphan exclusivity may further be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Further, even if we do receive orphan drug exclusivity upon approval of a product candidate, this exclusivity is not absolute. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna or another product candidate that has been granted orphan drug exclusivity is shown to be “clinically superior” to our product candidate as determined by the FDA or EMA, respectively, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. Orphan exclusivity also would not block FDA from approving a drug that is the same as our product candidates for different indications or products that are different from ours for the same indication. Moreover, marketing exclusivity would not prevent a provider from prescribing or using another drug off-label and third-party payors may reimburse for products off-label even if not indicated for the orphan condition
The respective orphan designation and exclusivity frameworks in the United States and in the EU are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or United States orphan designations in the future.
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
As noted in the foregoing risk factor, generally, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. As previously discussed, however, the protection provided by orphan drug exclusivity is limited and orphan drug exclusivity may be withdrawn.
Emflaza has a seven-year exclusive marketing period in the United States for the approved orphan indication, which commenced on February 9, 2017 (the date of FDA approval), under the Orphan Drug Act as well as a concurrent five-year exclusive marketing period in the United States for the active ingredient in Emflaza under the provisions of the Hatch-Waxman Act. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and later approved Emflaza as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval.
Under the Orphan Drug Act, during the seven-year exclusivity period, the FDA may not approve any other applications to market any drug considered the “same drug” as the drug with the orphan drug exclusivity for the same rare disease or condition, except in limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product to the product with orphan drug exclusivity through a demonstration of superior safety, superior efficacy, or a major contribution to patient care. In addition, if a company seeks orphan drug designation for a drug considered the “same drug” as a drug previously approved for the orphan indication at issue, the FDA will not designate the “same drug” as an orphan drug unless the company articulates a plausible hypothesis of the clinical superiority of its drug to the approved drug, and, following such designation, if the previously approved drug has unexpired orphan drug exclusivity, the FDA will not approve the subsequent drug unless the sponsor demonstrates clinical superiority over the previously approved drug prior to approval. As a result, in the event that a competitive product that is the “same drug” as Emflaza is shown to be “clinically superior” to Emflaza as determined by the FDA, our orphan drug exclusivity will not block the approval of such competitive product. In addition, orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.
In addition, we can lose any periods of granted orphan drug exclusivity under certain circumstances, such as if the FDA finds that the request for designation contained an untrue statement of material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request. Orphan exclusivity may further be lost if we are unable to assure the availability of sufficient quantities of Emflaza to meet the needs of patients.
Under the Hatch-Waxman Act, a five-year period of exclusivity is granted to NDAs for products, such as Emflaza, containing active moieties never previously approved by the FDA either alone or in combination with another drug substance. The active moiety is the molecule or ion, excluding certain appended portions and other noncovalent derivatives, responsible for the physiological or pharmacological action of the drug substance. During the five-year exclusivity period, third parties may not submit certain types of applications to the FDA, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement with respect to any patents of the exclusivity holder covering the drug product that are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The two types of applications prevented by Hatch-Waxman exclusivity are 505(b)(2) applications and abbreviated new drug applications, or ANDAs. A 505(b)(2) application allows the FDA to rely for approval of an NDA on data not developed by or for the applicant such as published literature or the FDA’s finding of safety and effectiveness of a previously approved drug, and for which the applicant has not obtained a right of reference or use. An ANDA is an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, and conditions of use, among other things to a previously approved application (known as the reference listed drug). Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs do not generally contain clinical studies as required in full NDAs but are required to contain information establishing bioequivalence to the reference listed drug, allowing the FDA to use this bioequivalence information to rely on the prior finding of safety and efficacy for the reference listed drug and may face competition from 505(b)(2) and ANDA products sooner than anticipated.
Exclusivity under the Hatch-Waxman Act does not prevent the submission, filing and approval of a full NDA containing full reports of investigations of safety and effectiveness either owned by the applicant or to which the applicant has obtained a right of reference. Moreover, Hatch-Waxman Act exclusivity does not prevent physicians from prescribing and third-party payors from reimbursing products off-label for the same use as any of our products. It is also possible that we may not receive any anticipated periods of regulatory exclusivity for our product candidates that are not yet approved. As a result, it is possible that we will not realize the full period of market exclusivity under the Hatch-Waxman Act.
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
All pharmaceutical products for which marketing authorization has been granted, including Translarna for the treatment of nmDMD in the EEA and Emflaza for the treatment of DMD in the United States, are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market. We may also be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved, as well as our product candidates during development.
We, Translarna, Emflaza, our product candidates, our operations, our facilities, our suppliers and our contract manufacturers, distributors, contract research organizations, clinical trial sites and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.
We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, and to be compliant with regulatory authority requirements, we and our third-party service providers must comply on a continuous basis with a broad array of regulations and requirements. Depending on the stage of product development and whether a product is approved these requirements may relate to establishment registration and product listing, the payment of user fees, manufacturing processes, risk management measures, quality and pharmacovigilance systems (including reporting of manufacturing deviations and adverse events), pre- and post-approval clinical and pre-clinical data, labeling, packaging, advertising, marketing and promotional activities (including product sampling), record keeping, distribution, storage, and import and export of pharmaceutical products. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional clinical trials and studies to confirm safety and effectiveness may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, as well as REMS, and the agency has the power to require changes in labeling or to prevent further marketing and distribution of a product. We are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for Emflaza in the United States, including pre-clinical and clinical safety studies, and there is no guarantee that the post-marketing trial and studies will not result in changes to Emflaza’s labeling or that they will support the continued approval of Emflaza in the United States. Commencement of the post-marketing trial and studies is pending feedback from the FDA. There is no guarantee that we will be able to complete our post-marketing obligations in accordance with the established timetables. Failure to complete the required studies in accordance with the established timetables or failure to provide the requisite periodic reports on the status of post-marketing studies in the absence of good cause could result in an enforcement action. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.
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
We are required to submit safety and other post-market information and reports, implement pharmacovigilance plans, and comply with current good manufacturing practice, or cGMP, requirements related to manufacturing including, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping, among other things, in connection with the marketing authorizations for Translarna for the treatment of nmDMD and for Emflaza for the treatment of DMD described above. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.
Regulatory authorities, including the EMA and local regulatory authorities in EEA member states, subject a marketed product, its manufacturer and the manufacturing facilities to ongoing review and periodic inspections and the EMA is responsible for coordinating inspections, undertaken by the competent authorities of applicable member states, of our manufacturing facilities to assess whether our manufacturing, and other procedures, comply with cGMP. Similar regulatory and inspection requirements apply in other jurisdictions including those imposed by the FDA in the United States. The FDA will typically inspect a manufacturer, including contract manufacturer organizations and clinical research sites, following acceptance of an NDA or BLA, which can delay FDA approval, especially if unsatisfactory inspection results are observed. Following approval, product sponsors and their contractors are subject to periodic unannounced FDA inspections to monitor and ensure compliance with FDA’s regulatory requirements, including cGMPs. If an FDA inspection were to occur and compliance issues at our facilities or at the facilities of our contract manufacturers or research organizations were identified, it could also result in disruption of production or distribution of a product or product candidate, disruption, cancellation, or suspension of a study, or require substantial resources to correct.
Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, the product may have labeling that includes significant restrictions, warnings, including black box warnings, and contraindications, the regulatory authorities may not approve label claims necessary for successful product marketing, or the approval may be subject to significant conditions of approval, including the requirement of a REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on our communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. For example, violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, both before and after product approval, may yield various results which could negatively affect our business, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	changes to or restrictions on the labeling or marketing of a product;

•	modifications to promotional pieces;

•	issuance of corrective information;

•	clinical holds or termination of clinical trials;

•	changes in the way a product is administered;

•	liability for harm caused to patients or subjects;

•	adverse publicity, reputational harm, or the product becoming less competitive;

•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;

•	restrictions on product distribution or use;

•	requirements to implement a REMS;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning, cyber or untitled letters;

•	withdrawal of the products from the market or marketing suspensions;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing authorizations;

•	refusal to permit the import or export of our products;

•	product seizure or detention;

•	injunctions;

•	the imposition of civil or criminal penalties; or

•
FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements.

Non-compliance with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
Not only will we be responsible for our own conduct, but we will also be responsible for the conduct of our employees, independent contractors, consultants, commercial partners, manufacturers, investigators, and contract research organizations. To the extent that any of these third parties engage in intentional, reckless, negligent, or unintentional failures to comply applicable legal and regulatory requirements, we may be subject to regulatory enforcement action, legal actions and liability, and serious harm to our reputation. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us as a result of such misconduct, even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim.
Any of the above events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.
We are also subject to laws and license and registration requirements covering the distribution of marketed products. If we fail to comply with any of these requirements, we may be subject to action by regulatory agencies, which could negatively affect our business. Regulatory agencies may also change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements. Any new requirements could further prevent, limit or delay regulatory approval of product candidates, could limit marketability of approved products, or could impose additional burdensome and costly regulatory obligations.
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
The price that is approved by governmental authorities in any country pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed EAP programs and various forms of national “market access agreements” may need to be entered into to achieve reimbursement. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payors.
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

•
Federal price reporting laws, including the Medicaid drug rebate statute, which requires manufacturers of covered outpatient drugs to calculate and submit complex pricing information that is used as the basis for reimbursement of certain drugs by, and payment of rebates to, the Medicaid program; the Medicare Modernization Act, which requires manufacturers to calculate and report a drug’s Average Sales Price used to reimburse providers for physician-administered drugs under Medicare Part B; and the Veterans Health Care Act of 1992, which requires, manufacturers of covered drugs (including all drugs approved under an NDA) to calculate and report a Federal Ceiling Price and offer their covered drugs for sale at no more than that price to the Department of Veterans Affairs, the Department of Defense, and other agencies. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to accurately report drug pricing or provide the mandatory discounts may subject the manufacturer to specific civil monetary penalties. Failure to comply with the Veterans Health Care Act also jeopardizes payment by Medicaid for the manufacturer’s drugs. Certain states have also enacted drug price transparency laws that require reporting of pricing information.

•
Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and similar state laws. For example, HIPAA, as amended by HITECH, along with its implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and may impose criminal and civil liability for violations of these obligations. In addition, international data protection laws including the European General Data Protection Regulation, and supplementary member state legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored outside of the United States. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

•
HIPAA also imposes liability, including criminal liability, for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Notably, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

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

•
Laws and regulations in the United States, including the Federal Food, Drug and Cosmetic Act and other laws and regulations, that prohibit us from promoting any of our FDA approved products for off-label uses and that require compliance with FDA’s advertising and promotional requirements. For example, the FDA requires that all product advertising and promotion be consistent with the FDA approved label, be truthful and non-misleading, be adequately substantiated, and have fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the use of our marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and we would not be able to discuss or provide information on off-label uses or safety benefits of such products in a promotional context. While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. Should the FDA or other regulatory authorities determine that our activities constituted the promotion of off-label use or a violation of its other promotional and marketing standards, we could face significant enforcement action and substantial penalties, including, but not limited to action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives, and such a determination could also trigger civil or criminal liability under other applicable laws in the United States.

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

Similarly, in the United States, the Affordable Care Act contains provisions that may reduce the profitability of drug products. However, the current Presidential Administration and U.S. Congress have expressed a desire to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act, and there are pending lawsuits challenging the Affordable Care Act, which has contributed to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.
Promulgated and proposed regulatory changes could also affect coverage or reimbursement of our products. For example, CMS recently reduced the payment rate for certain hospitals purchasing outpatient drugs at the 340B program discounted price, and in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Similarly, 340B program guidance regulations on civil monetary penalties for statutory violations, which was finalized in early 2017, recently went into effect. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule in 2019 that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries, and in January 2019, CMS proposed eliminating the Anti-Kickback Act safe harbor for rebates typically provided to PBMs and health plans that are included in their cost effectiveness determinations.
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
Risks Related to Our Business
We may fail to realize the anticipated benefits of our acquisition of Agilis Biotherapeutics, Inc., or Agilis, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.

On August 23, 2018, we completed the acquisition of Agilis pursuant to an agreement and plan of merger, dated July 19, 2018, or the Merger Agreement.
Our ability to realize the anticipated benefits of our acquisition of Agilis will depend, to a large extent, on our ability to integrate Agilis’s operations and employees into our business and realize anticipated growth opportunities and synergies. Prior to our acquisition of Agilis, we had no substantial experience developing or manufacturing large molecules including gene therapy. The development and manufacture of these product candidates will be more complex and is subject to additional and/or different regulatory requirements as compared to the small molecule products that we have historically developed and/or commercialized. Accordingly, we may ultimately not be successful in developing and manufacturing the gene therapy product candidates.
We will be required to devote significant management attention and resources to integrating Agilis’s operations and employees into our business and any product candidates acquired from Agilis into our development and commercialization efforts and business strategy. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our development and commercialization efforts and could adversely affect our business, financial condition and results of operations.
Our ability to realize the anticipated benefits of the transaction is expected to entail numerous material potential difficulties, including, among others:

•	the diversion of management attention to integration matters;

•	difficulties in achieving anticipated business opportunities and growth prospects from our acquisition of Agilis;

•	challenges related to public and market perception of our acquisition of Agilis and gene therapy and increased regulatory scrutiny of gene therapy;

•	difficulties in managing the expanded operations of a larger and more complex company following our acquisition of Agilis;

•	difficulties in assimilating employees and in attracting and retaining key personnel; and

•	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the transaction.
Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial condition and results of operations.
All of these factors could decrease or delay the expected accretive effect of the transaction and negatively impact our stock price. As a result, it cannot be assured that our acquisition of Agilis will result in the full realization of the benefits anticipated from the transaction within the anticipated timeframes or at all.
Upfront consideration for our acquisition of Agilis was comprised of $49.2 million in cash and 3,500,907 shares of our common stock. In addition, pursuant to the Merger Agreement, Agilis equityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales of Friedreich ataxia and Angelman Syndrome products during specified terms, ranging from 2-6%. Under the Merger Agreement, we are required to pay $40.0 million of the development milestone payments no later than August 23, 2020, regardless of whether the applicable milestones have been achieved. There is no guarantee that we will be able to make these milestone payments through cash on hand and expected cash flows and we may be required to raise additional capital in order to fund these payments.
Following completion of the acquisition, we became responsible for Agilis’s liabilities and obligations, including with respect to certain agreements, financial, regulatory and compliance matters, in addition to the expenses we expect to incur based on our current commercial, regulatory, research and development plans for PTC-AADC and the other assets acquired from Agilis. These expenses and obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Further, it is possible that there may be undisclosed, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations.

The issuance of our common stock to complete this transaction was dilutive to our existing stockholders and because we have limited financial resources, by investing in this transaction, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.
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
For example, in connection with our acquisition of Agilis, we paid upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Additionally, we are required to pay $40.0 million of the development milestone payments no later than the second anniversary of the closing of the acquisition, regardless of whether the applicable milestones have been achieved. We may never realize the anticipated benefits of the acquisition of Agilis and by investing our limited resources in this product, we may be required to forgo or delay other opportunities.
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
Until our recent acquisition of a gene therapy platform, historically, we have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for both small-molecule and gene therapy drug discovery, to date we have only been granted marketing authorization in the EEA to treat nmDMD under a restricted label that is subject to the specific obligation to conduct Study 041 as well as annual renewal and reassessment requirements and we may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorization for nmDMD in the EEA and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.
If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We contract with third parties for the manufacture and distribution of our products and our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.
We do not own or operate manufacturing or distribution facilities for the production or distribution of clinical or commercial supplies of our products or product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our products or product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in Translarna, Emflaza and all of our product candidates. We outsource all manufacturing, packaging, labeling and distribution of our products and product candidates to third parties, including our commercial supply of Translarna and Emflaza. We anticipate taking steps to increase our manufacturing capabilities for our gene therapy platform, although we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial and commercial scale demands.
We do not directly control the manufacturing of our products and product candidates, and we are completely dependent on, our contract manufacturers for compliance with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or similar regulatory requirements outside the European Union and the United States for manufacture of both active drug substances and finished drug products. Should our contract manufacturers fail to comply with these requirements, we and they could face significant regulatory and commercial consequences. For example, the FDA regularly inspects manufacturing and other drug/biologic facilities. Our manufacturers must also be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency and will be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EU member state regulatory authorities, FDA, or other foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities, and we would not be able to secure and/or maintain, or may be delayed in securing regulatory approval of marketing applications or supplements for the applicable products or product candidates. In addition, third-party manufacturers or distributors may not be able to comply with current good manufacturing practice, or cGMP, or good distribution practice, or GDP, or similar regulatory requirements outside the European Union and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of Translarna, Emflaza or our product candidates and our business, results of operations and financial condition could be materially adversely affected.
In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities. If the FDA, EU member state regulatory authorities or a comparable foreign regulatory agency do not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates. Moreover, any alternative manufacturers would need to be approved by FDA, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition.
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

Manufacturers may also encounter other impediments or difficulties that could adversely affect our products, product candidates, and our business, results of operations and financial condition. For example, manufacturers may experience shortages in raw materials and components, not be able to scale up their manufacturing capacities to support more advanced clinical trials or product commercialization, may not be able to qualify or validate their facilities, equipment, and processes, or may not be able to obtain or develop the necessary technological capabilities, either through knowledge transfer or independent development. To the extent that any contract manufacturers develop proprietary manufacturing processes or procedures, should we need to change manufacturers, we may not be able to transfer such know-how to a new manufacturer. In such a case, the new manufacturer would need to invest substantial time, money, and effort to develop its own processes and procedures, which would require FDA approval.
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
We rely on third parties to conduct our preclinical and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We do not independently conduct preclinical or clinical trials for our products or product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. While we have agreements governing the activities of such third parties, we have limited influence and control over their actual performance and activities. For instance, our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. Further, any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.
Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We must further ensure that our preclinical trials are conducted in accordance with good laboratory practices, or GLPs, as appropriate. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. Similar GCP and transparency requirements apply in the European Union. Failure to comply with the applicable regulatory requirements, including with respect to clinical trials conducted outside the European Union and United States, can also lead regulatory authorities to refuse to accept into account clinical trial data submitted as part of a marketing application, as well as other regulatory consequences, as further described above
For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our then pending marketing authorization application for approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings related to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.
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
We may rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our product candidates will be significantly impacted and we may be subject to regulatory sanctions.
We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.
In addition, we may engage third parties to perform various other services for us relating to pharmacovigilance and adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements, we could be subject to regulatory sanctions.
Additionally, we may contract with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or errors in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.
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

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our collaborators will be subject to the same product development and commercialization risks that we are subject to. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and ability to successfully perform the functions assigned to them in these arrangements. In particular, the successful development of a product candidate from our spinal muscular atrophy program will depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche continues clinical development of risdiplam or pursues clinical development of any other compounds identified under the collaborations.
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

•	collaborators may fail to comply with the applicable regulatory requirements, subjecting them or us to potential regulatory enforcement action;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

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
Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security.
We collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. Despite our implementation of security measures, these information systems are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet or other mechanisms, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No such security measures can eliminate the possibility of the information systems' improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, criminals, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other third-party vendors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights, face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties and the further research, development and commercial efforts of our products and product candidates could be delayed.
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
We face an inherent risk of product liability exposure related to the commercialization of Translarna, Emflaza and any other product that we may market or commercialize, and in connection with the human clinical trials testing of our products and product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for our products or any product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	the inability to continue current clinical trials or begin planned clinical trials;

•	withdrawal or reduced enrollment of clinical trial participants;

•	significant costs to defend the related claims/litigation;

•	increased insurance costs, or an inability to maintain appropriate insurance coverage;

•	substantial monetary awards to trial participants, patients and/or their families;

•	loss of revenue;

•	the inability to commercialize or to continue commercializing any products or product candidates;

•	initiation of investigations and enforcement actions by regulators; and

•
the withdrawal of products from the market, product recalls, or the cessation of development or regulatory disapproval of product candidates or withdrawal of approvals, as well as labeling, marketing, or promotional restrictions.

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
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We also maintain liability insurance for some of these risks, but our liability policy excludes pollution and has an aggregate coverage limit of $11.0 million.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. Additionally, because the field of gene therapies is new, we might face a shortage of skilled individuals with substantial gene therapy experience. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We are in the process of expanding our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
In connection with our commercialization plans and business strategy, including our continued commercialization of Translarna and Emflaza, our regulatory and, if approved, commercial plans for PTC-AADC, Tegsedi and Waylivra and other product candidates, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with our acquisition of Agilis. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including the integration of Agilis. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, following our receipt of the Refuse to File letter from the FDA in 2016, we implemented a reorganization of our operations in March 2016 that resulted in a one-time charge for the related work-force reduction. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to prevent such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data and other information, that would ordinarily be treated as trade secret, submitted as part of a marketing authorization application becoming publicly available. The EMA Policy on publication of clinical data and other such information, as well as the current application of European Union freedom of information regulations, could impact our proprietary information (comprising both clinical and non-clinical data and other information) that would normally be maintained by a regulatory body as commercially confidential. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data or other information to obtain marketing authorizations in the European Union and in other jurisdictions where we have not been able to obtain any intellectual property or regulatory protection, resulting in loss of market share. Such developments may also require us to allocate significant resources or engage in litigation to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceeding, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates are disclosed while approaching commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. Since patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, with new publications occurring continuously, there may be patents or patent applications relating to our product or our product candidates that we are unaware of. There may also be pending or future patent applications that, if issued, would block us from commercializing Translarna, Emflaza, PTC-AADC, Tegsedi. Waylivra or risdiplam. Thus, we do not know with certainty whether Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra, risdiplam or any of our other product candidates, or our commercialization thereof, would or would not infringe any third party’s intellectual property.
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

For example, it is possible that one or more third parties might bring a patent infringement or other legal proceeding against us regarding Translarna or Emflaza. In order to successfully challenge the validity of any issued U.S. patent that may allegedly include ataluren or deflazacort within the scope of a granted claim, we would need to overcome that patent’s presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively. In addition, we believe that the public notice given by our testing of ataluren in clinical trials for the purpose of seeking FDA approval would be a valid defense against any infringement claims in the United States prior to commercialization based on the availability of any statutory research exemptions. However, there can be no assurance that our interpretation of the exemption would be upheld.
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
In addition to seeking patents and regulatory exclusivity for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. More particularly, we may rely on trade secrets and other unpatented proprietary information to protect our competitive position related to Translarna and Emflaza, especially when patent protection is not obtainable. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, partners and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed. If our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, employees, consultants, advisors, partners and other third parties develop new inventions or processes related to Translarna or Emflaza independently, or jointly with us, that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Enforcing a claim that a third party illegally obtained and is using any of our inventions or trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
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
Our rights to develop and commercialize PTC-AADC and our other potential gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of PTC-AADC for the treatment of AADC deficiency and our other potential gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the National Taiwan University, or NTU, relevant to PTC-AADC for the treatment of AADC deficiency. Any termination of these licenses could result in the loss of significant or all rights licensed to us and could harm or prevent our ability to commercialize PTC-AADC for the treatment of AADC deficiency and our other potential gene therapy product candidates. Each of our existing gene therapy licensing agreements are exclusive but are limited to particular fields, such as AADC deficiency and are subject to certain retained rights. In addition, absent an amendment or additional agreement, we may not have the right to use intellectual property in-licensed for one of our programs for use in another program.
Our current gene therapy license agreements, including our agreement with NTU pursuant to which we have in-licensed certain intellectual property rights and know-how relevant to PTC-AADC for the treatment of AADC deficiency, or the License Agreement, impose various obligations, including certain payment obligations, including contingent payments to be made upon reaching certain development and regulatory milestones. If we fail to satisfy our obligations, the licensor may have the right to terminate the agreement. Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements and other issues. Such disputes over intellectual property that we have licensed or the terms of our license agreements, including with respect to PTC-AADC for the treatment of AADC deficiency, may prevent or impair our ability to maintain our current arrangements on acceptable terms, or at all, or may impair the value of the arrangement to us. Any such dispute could have a material adverse effect on our business and our ability to realize the anticipated benefits of our acquisition of Agilis. If we cannot maintain a necessary license agreement, including with respect to PTC-AADC for the treatment of AADC deficiency, or if the agreement is terminated, we may be unable to successfully develop and commercialize the affected product candidates.
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
Risks Related to our Common Stock
Servicing the Convertible Notes requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•	our ability to realize the anticipated benefits of our acquisition of Agilis, including our ability to obtain marketing approval for PTC-AADC;

•	any developments related to our ability or inability to execute our strategy for Emflaza for the treatment of DMD in the United States, in particular with respect to our commercialization efforts;

•
our ability to resolve the matters set forth in the FDA's denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;

•
our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA, which is subject to the specific obligation to conduct Study 041 and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;

•	our ability to commercialize Tegsedi and Waylivra in the PTC Territory;

•
any developments related to Study 041, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or non-clinical trial required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;

•	results of clinical trials of Translarna and any other product candidate that we develop;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;

•	negative publicity around our products or product candidates;

•	other developments concerning our regulatory submissions;

•	whether regulators in other territories agree with our interpretation of the results of ACT DMD;

•	our ability to advance the commercialization of Translarna for the treatment of nmDMD;

•	the success of competitive products or technologies;

•	the development and regulatory status of risdiplam and our SMA program with Roche and the SMA Foundation;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our products, product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. For example, in 2018 we settled a securities class action lawsuit initiated against us and certain of our current and former executive officers during 2016, as well as derivative lawsuits brought against us, as a nominal defendant, certain of our current and former executive officers and certain of our current and former directors during 2017. We could be the target of other such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.
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
In connection with our acquisition of Agilis, we issued to the Agilis equityholders 3,500,907 shares of our common stock. Following the acquisition, we registered these shares under the Securities Act, and such registration was terminated following the six-month anniversary of the acquisition pursuant to the Agilis Merger Agreement. Any shares that have not yet been sold are currently restricted as a result of securities laws. Following expiration of applicable holding periods, the shares will be able to be freely sold in the public market subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal facilities consist of approximately 126,000 square feet of research and office space located at 100, 200, 250 and 400 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024 and at 4041 Hadley Road, South Plainfield New Jersey that we occupy under a lease that will expire in 2022, with one three-year renewal option to renew the lease after 2022.  We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2022.  We also lease office space in other countries to support our operations as a global organization, but these leases are not material to us.
Item 3.    Legal Proceedings
From time to time in the ordinary course of our business, we are subject to claims, legal proceedings and disputes, including as a result of patients seeking to participate in our clinical trials or otherwise gain access to our product candidates. We are not currently aware of any material legal proceedings which we are a party to or of which any of our property is the subject.
Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “PTCT” since June 20, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 25, 2019, there were 84 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
Recent Sales of Unregistered Securities
Inducement stock option awards
Pursuant to the Nasdaq inducement grant exception, during the quarter ended December 31, 2018, we issued options to purchase an aggregate of 237,150 shares of common stock to certain new hire employees at a weighted-average exercise price of $35.51 per share. The shares underlying these option awards have been registered on a Form S-8 registration statement.
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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenue	$263,005	$174,066	$81,447	$33,696	$717
Collaboration and grant revenue	1,729	20,326	1,258	3,070	24,528
Total revenues	264,734	194,392	82,705	36,766	25,245
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	12,670	4,577	—	—	—
Amortization of acquired intangible asset	22,877	15,380	—	—	—
Research and development	171,984	117,456	117,633	121,816	79,838
Selling, general and administrative	153,548	121,271	97,130	82,080	44,820
Change in the fair value of deferred and contingent consideration	19,340	—	—	—	—
Total operating expenses	380,419	258,684	214,763	203,896	124,658
Loss from operations	(115,685)	(64,292)	(132,058)	(167,130)	(99,413)
Interest (expense) income, net	(12,554)	(12,094)	(8,276)	(2,367)	1,180
Other income (expense), net	129	(1,279)	(1,207)	(465)	(213)
Loss before income tax benefit (expense)	(128,110)	(77,665)	(141,541)	(169,962)	(98,446)
Income tax benefit (expense)	29	(1,335)	(569)	(485)	4,693
Net loss attributable to common stockholders	$(128,081)	$(79,000)	$(142,110)	$(170,447)	$(93,753)
Net loss attributable to common stockholders per share:
Basic	$(2.75)	$(2.02)	$(4.17)	$(5.07)	$(2.97)
Diluted	$(2.75)	$(2.02)	$(4.17)	$(5.07)	$(2.97)
Weighted-average shares outstanding:
Basic	46,576,313	39,183,073	34,044,584	33,626,248	31,565,310
Diluted	46,576,313	39,183,073	34,044,584	33,626,248	31,565,310

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$227,586	$191,246	$231,666	$338,925	$315,241
Working Capital	154,061	167,015	211,662	310,563	291,096
Total assets*	1,119,222	391,653	269,345	365,281	333,219
Total debt*	153,014	144,971	98,216	91,848	—
Accumulated deficit	(938,923)	(814,108)	(735,108)	(592,998)	(422,551)
Total stockholders’ equity	350,727	156,437	119,583	226,001	298,467

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
We are a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. Our ability to commercialize products is the foundation that drives our continued investment in a robust pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need. Our strategy is to bring best-in-class therapies with differentiated clinical benefit to patients affected by rare disorders and to leverage our global commercial infrastructure to maximize value for our patients and other stakeholders.
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. During the year ended December 31, 2018, we recognized $171.0 million in sales of Translarna. Translarna is currently available for the treatment of nmDMD in over 40 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During the year ended December 31, 2018, Emflaza achieved net sales of $92.0 million.
Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In July 2018, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2019. In February 2019, we submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to a specific obligation to conduct and submit the results of a18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2021. Due to enrollment at a slower pace in certain countries than initially expected, in our February 2019 marketing authorization renewal request, we asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022.
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
Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. We expect that a potential re-submission of an NDA could occur in 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New

Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
There is substantial risk that Study 045, or any other studies we may use to collect the dystrophin data, will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD in the U.S.
We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the U.S. Food and Drug Administration, or FDA, in late 2019, with an anticipated commercial launch in the United States in 2020. We are also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the European Medicines Agency, or EMA, which will follow our BLA submission to the FDA.
We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, and was recently granted priority review by ANVISA, the Brazilian health regulatory authority. Waylivra is currently under regulatory review in the EU for the treatment of familial chylomicronemia syndrome, or FCS.
We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, our collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA and the EMA in the second half of 2019.
In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
Overview—Funding
The success of Translarna, Emflaza and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2018, our revenues were generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our EAP programs and in countries in the EEA where we were able to obtain acceptable commercial pricing and reimbursement terms, and from sales of Emflaza for the treatment of DMD in the United States.
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

On May 5, 2017, we entered into a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, that provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
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
On August 23, 2018, we completed our acquisition of Agilis for total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock, which was determined by dividing $150.0 million by the volume-weighted average price per share of our common stock on the Nasdaq Global Select Market for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing.
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.1 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014, in October 2014, in April 2018, and in January 2019, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have generated revenue from net sales of Emflaza for the treatment of DMD in the United States.
As of December 31, 2018, we had an accumulated deficit of $938.9 million. We had a net loss of $128.1 million and $79.0 million for the fiscal years ended December 31, 2018 and 2017, respectively.
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy. splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In late 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA, followed by a request for marketing authorization for PTC-AADC with the EMA and we recently submitted a request for marketing authorization for Tegsedi with ANVISA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company including significant legal, accounting, investor relations and other expenses. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.
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
Financial operations overview

To date, our net product revenues have consisted solely of sales of Translarna for the treatment of nmDMD in territories outside of the United States and sales of Emflaza for the treatment of DMD in the United States. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.
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
We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our studies of Translarna in nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5, our studies of Emflaza in limb-girdle 2I, activities under our gene therapy, splicing and oncology programs, and performance of our FDA post-marketing requirements with respect to Emflaza in the United States. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.
The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2018, 2017, and 2016.

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Translarna (nmDMD, nmCF, nmMPS I, aniridia and Dravet)	$80,859	$75,954	$84,566
Gene therapy	6,534	—	—
Oncology	16,438	4,481	7,532
Next generation nonsense readthrough	6,735	5,609	6,428
Emflaza	16,461	7,053	—
Akcea	11,957	—	—
Other research and preclinical	33,000	24,359	19,107
Total research and development	$171,984	$117,456	$117,633
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
Interest expense, net
Interest expense, net consists of interest income earned on investments and interest expense from the Convertible Notes outstanding and interest expense from the Credit Agreement.
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
Revenue recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition-Products (Topic 605) and replaced it with a principle-based approach for determining revenue recognition. ASC Topic 606 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under Topic 606, and applied this approach only to contracts that were not completed as of January 1, 2018. The Company calculated a one-time transition adjustment of $3.3 million, which was recorded on January 1, 2018 to the opening balance of accumulated deficit, related to the product sales of Emflaza. The ASC 606 transition adjustment recorded for Emflaza resulted in sales being recognized earlier than under Topic 605, as the deferred revenue recognition model (sell-through) is not allowed under Topic 606. The one-time adjustment consisted of $3.9 million in deferred revenue offset by $0.6 million of variable consideration. The information presented for the periods prior to January 1, 2018 has not been adjusted and is reported under Topic 605.
Periods prior to January 1, 2018
We recognize revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.
Net Product Sales
Prior to the second quarter of 2017, our net product sales have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic 605-15, Revenue Recognition—Products.
We have recorded revenue on sales where Translarna is available either on a commercial basis or through a reimbursed EAP program. Orders for Translarna are generally received from hospital and retail pharmacies and our third-party partner distributors. Our third-party distributors act as intermediaries between us and end users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. For the years ended December 31, 2017 and 2016 we recognized Translarna sales of $145.2 million, and $81.4 million, respectively.
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
Net Product Revenue
We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of either Translarna or Emflaza, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month. For the year ended December 31, 2018, we recognized Translarna sales of $171.0 million and Emflaza sales of $92.0 million.
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
Inventories and Cost of Product Revenues
In January 2017, the European Commission granted an annual renewal of our marketing authorization for Translarna for the treatment of nmDMD.  Until this renewal, we had considered the authorization to be subject to risk and did not capitalize productions costs in inventory as it was not probable that such costs would be recovered. With the renewal, we now consider recovery of the costs to be probable and began capitalizing production costs in inventory, effective January 1, 2017. Since January 1, 2017, production costs are expensed as cost of product sales when the related products are sold. The costs for a portion of the inventory available for sale were expensed as research and development costs prior to the January 1, 2017 annual renewal of the Translarna marketing authorization and as such the cost of products sold and related gross margins prior to January 1, 2017 are not directly comparable to the cost of products sold and gross margin after January 1, 2017.
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
We periodically review inventory for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. We recorded a $1.8 million inventory write down for the twelve month period ended December 31, 2018 primarily related to inventory labeling changes. No write down was recorded for the twelve month period ended December 31, 2017. Additionally, though our products are subject to strict quality control and monitoring which is performed throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales.
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
In 2018, we issued a total of 3,181,623 stock options to various employees. Of those, 1,352,800 were non-statutory stock option inducement grants made pursuant to the Nasdaq inducement grant exception as a material component of our new hires’ employment compensation. All other stock option grants were made under our 2013 Long Term Incentive Plan.
The fair values of grants made in the year ended December 31, 2018, 2017 and 2016 were contemporaneously estimated on the date of grant using the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.25% - 3.10%	1.84% - 2.45%	1.30% - 2.24%
Expected volatility	64% - 90%	76% - 81%	67% - 78%
Expected term	5.03 - 10.00 years	5.04 - 10.00 years	5.05 - 10.00 years

We assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $17.48, $8.45, and $17.31 per share, respectively.
The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions, such as expected volatility and expected term. We calculate expected volatility based on a historical volatility analysis of peers that were similar to us with respect to industry, stage of life cycle, size, and financial leverage and will continue to do so until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants. We use the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option. In connection with the adoption of ASU 2016-0, we made a policy election to continue our methodology for estimating our forfeiture rate.
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
The following table summarizes information on our restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	393,011	$15.64
Granted	354,691	$19.09
Vested	(114,295)	$16.36
Forfeited	(61,928)	$17.24
Unvested at December 31, 2018	571,479	$17.61
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of our common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring us to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31, 2018, we recorded $4.1 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, we established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by our Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of our common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, our common stock at a purchase price of at least 85% of the closing price of a share of our common stock on the first business day of the offering period or the closing price of a share of our common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase our common stock under the Plan if such participant would own more than 5% of the total combined voting power of our or any subsidiary of ours after such purchase. For the period ending December 31, 2018, we recorded $1.0 million in compensation expense related to the ESPP.
We recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Research and development	$16,096	$15,456	$16,812
Selling, general and administrative	17,156	15,103	18,197
Total	$33,252	$30,559	$35,009
As of December 31, 2018, 2017 and 2016 there was approximately $62.6 million, $38.2 million and $60.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s 2013 Long Term Incentive Plan and prior equity awards plans or made pursuant to the Nasdaq inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.96 years.
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
We were not permitted to redeem the Convertible Notes prior to August 20, 2018. As of August 20, 2018, we may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2018 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically. There have been no redemptions to date.
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
Credit facility
On May 5, 2017, we entered into the Credit Agreement, with MidCap Financial as administrative agent and MidCap Financial and other certain institutions as lenders that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018.
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
Income taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At December 31, 2018 and 2017, we recorded a valuation allowance against our net deferred tax assets of approximately $180.5 million and $177.6 million, respectively. The change in the valuation allowance during the years ended December 31, 2018 and 2017 was approximately $2.8 million and $5.4 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2018, we have approximately $296.0 million, $202.4 million, and $5.9 million of federal, state, and foreign net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, we no longer exclude tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.
During 2018, we acquired in-process research and development, or IPR&D, as part of the acquisition of Agilis. This asset is currently considered an indefinite-lived intangible with no related book amortization and tested for impairment, annually. As the IPR&D has no tax basis and is an indefinite-lived intangible, the deferred tax liability created at the time of acquisition is not considered positive evidence of future income and is presented as a deferred tax liability in the balance sheet.
As of December 31, 2018, research and development credit carryforwards for federal and state purposes are approximately $15.2 million and $6.6 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2018 is approximately $74.0 million. As a result of U.S. tax reform legislation, federal net operating losses, or NOLs, generated in 2018 carryforward indefinitely, however, we have federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2021 and federal credit carryforwards that begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. We have undergone an ownership change and have determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of our NOL carryforwards are limited and we can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOLs will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $296.0 million of net operating losses available, out of which $231.5 million are limited by IRC Section 382. At December 31, 2018, there is $194.5 million available for immediate use and an additional $5.7 million will free up in 2019.
Business combinations and asset acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, we account for the transaction under the acquisition method of accounting as indicated in ASC 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
The consideration for our business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a gain or loss on fair value remeasurement of contingent consideration in the consolidated statements of operations.
If determined to be an asset acquisition, we account for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets (net assets) based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets' carrying amounts on the acquiring entity's books. Consideration transferred that is noncash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets (net assets) acquired, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
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
Indefinite-lived intangible assets
Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the "income method”, and use estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets that are determined to have had a drop in their fair value are adjusted downward and an impairment is recognized in the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of our business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired.
Year ended December 31, 2018 compared to year ended December 31, 2017

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2018 and 2017:

	Year ended December 31,		Change 2018 vs. 2017
(in thousands)	2018	2017
Net product revenue	$263,005	$174,066	$88,939
Collaboration and grant revenue	1,729	20,326	$(18,597)
Cost of product sales, excluding amortization of acquired intangible asset	12,670	4,577	$8,093
Amortization of acquired intangible asset	22,877	15,380	$7,497
Research and development expense	171,984	117,456	$54,528
Selling, general and administrative expense	153,548	121,271	$32,277
Change in the fair value of deferred and contingent consideration	19,340	—	$19,340
Interest expense, net	(12,554)	(12,094)	$(460)
Other income (expense), net	129	(1,279)	$1,408
Income tax benefit (expense)	29	(1,335)	$1,364
Net product revenue.    Net product revenue was $263.0 million for the year ended December 31, 2018, an increase of $88.9 million, or 51%, from net product revenue of $174.1 million for the year ended December 31, 2017. The increase in net product revenue was primarily due to the increase in net product sales of $25.8 million in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to an increase in $63.2 million in net product sales of Emflaza, which launched domestically in May 2017.
Collaboration and grant revenue.    Collaboration and grant revenue was $1.7 million for the year ended December 31, 2018, a decrease of $18.6 million, or 91%, from collaboration and grant revenue of $20.3 million for the year ended December 31, 2017. The decrease in collaboration and grant revenue was primarily due to the $20.0 million milestone achieved during the fourth quarter of 2017 from Roche. In October 2017, we announced that Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 spinal muscular atrophy initiated in the fourth quarter of 2016, had transitioned into the pivotal second part of its study which triggered the milestone payment.
Cost of product sales, excluding amortization of acquired intangible asset.    Cost of product sales, excluding amortization of acquired intangible asset, was $12.7 million for the year end December 31, 2018, an increase of $8.1 million, or 177%, from $4.6 million for the year ended December 31, 2017. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding Marathon contingent payments, and costs associated with Emflaza and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.
Amortization of acquired intangible asset.   Amortization of acquired intangible asset was $22.9 million for the year ended December 31, 2018, an increase of $7.5 million, or 49%, from $15.4 million for the year ended December 31, 2017, which is related to the acquisition of all rights to Emflaza, acquired in May 2017 and Marathon contingent payments . The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset.
Research and development expense.    Research and development expense was $172.0 million for the year ended December 31, 2018, an increase of $54.5 million, or 46%, compared to $117.5 million for the year ended December 31, 2017. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense.    Selling, general and administrative expense was $153.5 million for the year ended December 31, 2018, an increase of $32.3 million, or 27%, from $121.3 million for the year ended December 31, 2017. The increase was primarily due to continued investment in commercial activities for Emflaza and Translarna.
Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was $19.3 million for the year ended December 31, 2018. The change is related to the fair valuation of the potential future consideration to be paid to former Agilis’ equity holders as a result of the Merger, which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.    Net interest expense was $12.6 million for the year ended December 31, 2018, an increase of $0.5 million, or 4% from net interest expense of $12.1 million for the year ended December 31, 2017. The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement partially offset by interest income from investments.
Other income (expense), net. Other income, net was $0.1 million for the year ended December 31, 2018, an increase of $1.4 million, or 110%, from other (expense), net of $1.3 million for the year ended December 31, 2017. The increase in other income (expense), net resulted primarily from exchange rate changes in the current period.
Income tax benefit (expense).    Income tax benefit was $0.03 million for the year ended December 31, 2018, a change of $1.4 million, or 102%, from income tax expense of $1.3 million for the year ended December 31, 2017. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions. The current year foreign tax benefit is primarily driven by the Akcea upfront licensing fee.

Year ended December 31, 2017 compared to year ended December 31, 2016
The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2017 and 2016:

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
Net product revenue.    Net product revenue was $174.1 million for the year ended December 31, 2017, an increase of $92.6 million, or 114%, from net product revenue of $81.4 million for the year ended December 31, 2016. The increase in net product revenue was primarily due to the increase in net product sales of $63.8 million in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to net product sales of $28.8 million from the domestic commercial launch of Emflaza in May 2017.
Collaboration and grant revenue.    Collaboration and grant revenue was $20.3 million for the year ended December 31, 2017, an increase of $19.1 million, or 1,516%, from collaboration and grant revenue of $1.3 million for the year ended December 31, 2016. The increase in collaboration and grant revenue was primarily due to the $20.0 million milestone achieved during the fourth quarter of 2017 from Roche. In October 2017, we announced that Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 spinal muscular atrophy initiated in the fourth quarter of 2016, had transitioned into the pivotal second part of its study which triggered the milestone payment.
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
Selling, general and administrative expense.    Selling, general and administrative expense was $121.3 million for the year ended December 31, 2017, an increase of $24.1 million or 25% from $97.1 million for the year ended December 31, 2016. The increase resulted primarily from higher personnel costs of $10.8 million due to additional headcount and higher professional services fees of $13.8 million due to the Emflaza product launch and continued commercial support, as well as continued growth of Translarna marketing activities.
Interest expense, net.   Interest expense, net was $12.1 million for the year ended December 31, 2017, an increase of $3.8 million, or 46%, from interest expense, net of $8.3 million for the year ended December 31, 2016. The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement partially offset by interest income from investments.
Other expense, net. Other expense, net was $1.3 million for the year ended December 31, 2017, an increase of $0.1 million, or 6%, from other expense, net of $1.2 million for the year ended December 31, 2016. The increase in other expense, net resulted primarily from exchange rate changes in the current period.
Income tax expense.    Income tax expense was $1.3 million for the year ended December 31, 2017, an increase of $0.8 million, or 135%, from income tax expense of $0.6 million for the year ended December 31, 2016. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses.
As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for Translarna for nmDMD and Emflaza for the treatment of DMD while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorization in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
On August 23, 2018, we completed our acquisition of Agilis for total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock, which was determined by dividing $150.0 million by the volume-weighted average price per share of our common stock on the Nasdaq Global Select Market for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Under the Merger Agreement, we are required to pay $40.0 million of the development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved.
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
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses.
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
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.1 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
Cash flows
As of December 31, 2018, we had cash and cash equivalents and marketable securities of $227.6 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended December 31,
(in thousands)	2018	2017	2016
Cash (used in) provided by:
Operating activities	(27,641)	(10,063)	(103,566)
Investing activities	(42,613)	13,117	104,481
Financing activities	131,571	44,218	968
Net cash used in operating activities was $27.6 million, $10.1 million, and $103.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial launch activities for Emflaza and Translarna, and costs associated with the expansion of our international infrastructure for the years ended December 31, 2018, 2017, and 2016.
Net cash used in investing activities was $42.6 million for the year ended December 31, 2018. The cash used in investing activities was primarily related to the business acquisition of Agilis, purchases of fixed assets, and the acquisition of product rights related to Emflaza, partially offset by net sales and redemptions of marketable securities. Net cash provided by investing activities was $13.1 million and $104.5 million for the years ended December 31, 2017 and 2016. The cash provided by investing activities was primarily related to net sales and redemptions of marketable securities, partially offset by the cash used in the acquisition of Emflaza for the 2017 period.
Net cash provided by financing activities in 2018 is primarily attributable to net proceeds received from our public stock offering, the exercise of options, and issuance of stock under the ESPP. Net cash provided by financing activities in 2017 was primarily attributable to borrowings under the Credit Agreement and the exercise of options and issuance of stock under the ESPP. Net cash provided by financing activities in 2016 was due to proceeds from the exercise of stock options.
Funding requirements
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and our studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy, splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In late 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA, followed by a request for marketing authorization for PTC-AADC with the EMA and we recently submitted a request for marketing authorization for Tegsedi with ANVISA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

•	initiate or continue the research and development of Translarna and Emflaza for additional indications and of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek to expand and diversify our product pipeline through strategic transactions;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.
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

•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for Translarna and Emflaza for additional indications and for our other product candidates, including those in our gene therapy and oncology programs;

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
Contractual obligations
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2018.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations (1)	$13,928	3,216	5,309	3,965	1,438
Long-term debt obligations, including interest (2)	$168,000	4,500	9,000	154,500	—
Minimum royalty (3)	$8,588	1,718	3,435	3,435	—
Credit agreement, including interest (4)	$43,986	14,283	29,703	—	—
Deferred Consideration payable (5)	$40,000	20,000	20,000	—	—
Total contractual obligations	$274,502	$43,717	$67,447	$161,900	$1,438
_______________________________________________________________________________

(1)
We lease office space for our principal office in South Plainfield, New Jersey under three non-cancelable operating leases with terms that extend through May 2022, August 2024 and October 2024. In addition, we lease office space in various countries for our international employees and operations.

(2)
Our long-term debt obligations reflect our obligations under the Convertible Notes to pay interest on the $150.0 million aggregate principal amount of the Convertible Notes and to make principal payments on the Convertible Notes at maturity or upon conversion.

(3)
Under an Exclusive License and Supply Agreement ("the Faes Agreement") with Faes Farma, S.A. ("Faes"), we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The amounts above reflect the minimum required payment based on the euro to U.S. dollar exchange rate as of December 31, 2018.

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

(5)
Pursuant to the Merger Agreement with Agilis, we are required to pay $40.0 million of development milestone payments, or deferred consideration payments, no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The payment schedule above reflects our expected timing of when the payments will be made as of December 31, 2018. The fair value of the deferred consideration payments at the December 31, 2018 was estimated to be $37.7 million.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2018. At December 31, 2018, we held $227.6 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.
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
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2018, we recognized foreign currency transaction losses, net of $1.0 million. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2018 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In August 2015, we issued $150 million of 3.00% convertible senior notes due August 15, 2022, or the Convertible Notes. We do not have economic interest rate exposure on the Convertible Notes as they have a fixed annual interest rate of 3.00%. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $146.6 million as of December 31, 2018.
In May 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us for the year ended December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. Borrowings under the term loan facility are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings under the Credit Agreement at December 31, 2018, a one-percentage change in interest rates would have affected interest expense on the debt by an immaterial amount on an annualized basis.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Iselin, New Jersey

March 1, 2019

PTC Therapeutics, Inc.
Consolidated Balance Sheets
In thousands, except shares

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$169,498	$111,792
Marketable securities	58,088	79,454
Trade receivables, net	67,907	40,394
Inventory	16,117	10,754
Prepaid expenses and other current assets	9,247	6,669
Total current assets	320,857	249,063
Fixed assets, net	12,694	8,376
Intangible assets, net	701,031	132,993
Goodwill	82,341	—
Deposits and other assets	2,299	1,221
Total assets	$1,119,222	$391,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	128,199	76,446
Current portion of long-term debt	11,667	—
Deferred revenue	3,716	3,937
Other current liabilities	3,814	1,665
Deferred consideration payable- current	19,400	—
Total current liabilities	166,796	82,048
Deferred revenue - long-term	9,722	7,954
Long-term debt	141,347	144,971
Contingent consideration payable	310,240	—
Deferred consideration payable- long-term	18,300	—
Deferred tax liability	122,032	—
Other long-term liabilities	58	243
Total liabilities	768,495	235,216
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 50,606,147 shares at December 31, 2018. Authorized 125,000,000 shares; issued and outstanding 41,612,395 shares at December 31, 2017.	51	42
Additional paid-in capital	1,288,137	966,534
Accumulated other comprehensive income	1,462	3,969
Accumulated deficit	(938,923)	(814,108)
Total stockholders’ equity	350,727	156,437
Total liabilities and stockholders’ equity	$1,119,222	$391,653
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations
In thousands

	Year ended December 31,
	2018	2017	2016
Revenues:
Net product revenue	$263,005	$174,066	$81,447
Collaboration and grant revenue	1,729	20,326	1,258
Total revenues	264,734	194,392	82,705
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	12,670	4,577	—
Amortization of acquired intangible asset	22,877	15,380	—
Research and development	171,984	117,456	117,633
Selling, general and administrative	153,548	121,271	97,130
Change in the fair value of deferred and contingent consideration	19,340	—	—
Total operating expenses	380,419	258,684	214,763
Loss from operations	(115,685)	(64,292)	(132,058)
Interest expense, net	(12,554)	(12,094)	(8,276)
Other income (expense), net	129	(1,279)	(1,207)
Loss before income tax expense	(128,110)	(77,665)	(141,541)
Income tax benefit (expense)	29	(1,335)	(569)
Net loss attributable to common stockholders	$(128,081)	$(79,000)	$(142,110)
Weighted-average shares outstanding:
Basic and diluted (in shares)	46,576,313	39,183,073	34,044,584
Net loss per share—basic and diluted (in dollars per share)	$(2.75)	$(2.02)	$(4.17)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
In thousands

	Year ended December 31,
	2018	2017	2016
Net loss	$(128,081)	$(79,000)	$(142,110)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	9	225	386
Foreign currency translation (loss) gain	(2,516)	5,229	(671)
Comprehensive loss	$(130,588)	$(73,546)	$(142,395)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
In thousands, except shares

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2015	33,916,559	$34	$820,165	$(1,200)	$(592,998)	$226,001
Exercise of options	89,216	—	968	—	—	968
Restricted stock vesting and issuance	163,635	—	—	—	—	—
Share-based compensation expense	—	—	35,009	—	—	35,009
Net loss	—	—	—	—	(142,110)	(142,110)
Comprehensive loss	—	—	—	(285)	—	(285)
Balance, December 31, 2016	34,169,410	$34	$856,142	$(1,485)	$(735,108)	$119,583
Issuance of common stock related to acquisition	6,683,598	7	75,184	—	—	75,191
Exercise of options	202,085	—	2,182	—	—	2,182
Restricted stock vesting and issuance	287,531	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	269,771	—	2,467	—	—	2,467
Share-based compensation expense	—	—	30,559	—	—	30,559
Net loss	—	—	—	—	(79,000)	(79,000)
Comprehensive loss	—	—	—	5,454	—	5,454
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437
Adjustment to accumulated deficit	—	—	—	—	3,266	3,266
Issuance of common stock related to equity offering	4,600,000	5	117,911	—	—	117,916
Issuance of common stock related to acquisition	3,500,907	3	155,857	—	—	155,860
Exercise of options	633,973	1	10,867	—	—	10,868
Restricted stock vesting and issuance	119,691	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	139,181	—	2,787	—	—	2,787
Share-based compensation expense	—	—	33,252	—	—	33,252
Receivable from investor	—	—	929	—	—	929
Net loss	—	—	—	—	(128,081)	(128,081)
Comprehensive loss	—	—	—	(2,507)	—	(2,507)
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727

See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows
In thousands

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(128,081)	$(79,000)	$(142,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,087	17,682	3,290
Change in valuation of warrant liability	—	—	(47)
Change in valuation of deferred and contingent consideration	19,340	—	—
Amortization of (discounts) premiums on investments, net	(433)	535	1,885
Amortization of debt issuance costs	524	433	302
Share-based compensation expense	33,252	30,559	35,009
Non-cash interest expense	7,518	6,755	6,065
Disposal of asset	2	5	—
Benefit for deferred income taxes	—	199	(199)
Unrealized foreign currency transaction (gains) losses, net	(59)	(459)	1,202
Changes in operating assets and liabilities:
Inventory, net	(5,823)	(6,454)	—
Prepaid expenses and other current assets	(1,609)	(1,784)	1,171
Trade receivables, net	(29,589)	(12,203)	(14,842)
Deposits and other assets	(1,093)	(544)	(278)
Accounts payable and accrued expenses	43,877	24,011	4,259
Other liabilities	1,932	733	(799)
Deferred revenue	6,514	9,469	1,526
Net cash used in operating activities	(27,641)	(10,063)	(103,566)
Cash flows from investing activities
Purchases of fixed assets	(7,097)	(3,101)	(1,776)
Purchases of marketable securities	(68,614)	(81,368)	(85,377)
Sale & redemption of marketable securities	90,423	174,749	191,634
Acquisition of product rights	(8,433)	(77,163)	—
Business acquisition, net of cash acquired	(48,892)	—	—
Net cash (used in) provided by investing activities	(42,613)	13,117	104,481
Cash flows from financing activities
Proceeds from exercise of options	10,868	2,182	968
Proceeds from shares issued under employee stock purchase plan	2,787	2,468	—
Debt issuance costs related to secured term loan	—	(432)	—
Net proceeds from public offering	117,916	—	—
Proceeds from issuance of secured term loan	—	40,000	—
Net cash provided by financing activities	131,571	44,218	968
Effect of exchange rate changes on cash	(3,611)	6,199	(1,584)
Net increase in cash and cash equivalents	57,706	53,471	299
Cash and cash equivalents, beginning of period	111,792	58,321	58,022
Cash and cash equivalents, end of period	$169,498	$111,792	$58,321
Supplemental disclosure of cash information
Cash paid for interest	$7,773	$6,271	$4,513
Cash paid for income taxes	$1,583	$1,101	$943
Supplemental disclosures of non-cash information related to investing and financing activities
Change in unrealized gain on marketable securities, net of tax	$9	$225	$386
Acquisition of product rights and licenses	$(5,981)	$—	$—
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Notes to consolidated financial statements
December 31, 2018
(In thousands except share and per share amount)

1. The Company
PTC Therapeutics, Inc. (the “Company” or “PTC”) is a science-led global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. The Company’s ability to globally commercialize products is the foundation that drives its continued investment in a robust pipeline of transformative medicines and its mission to provide access to best-in-class treatments for patients who have an unmet medical need. The Company’s strategy is to bring best-in-class therapies with differentiated clinical benefit to patients affected by rare disorders and to leverage its global commercial infrastructure to maximize value for its patients and other stakeholders.
The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged 5 years and over in the 31 member states of the European Economic Area, or EEA, subject to annual renewal and other conditions. In July 2018, the European Commission approved a label-extension request to the marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. Emflaza is approved in the United States for the treatment of DMD in patients five years and older.
The Company has a pipeline of gene therapy product candidates, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency. The Company is preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which it anticipates submitting to the U.S. Food and Drug Administration, or FDA, in late 2019, with an anticipated commercial launch in the United States in 2020. The Company is also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the European Medicines Agency, or EMA, which will follow its BLA submission to the FDA.
The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean. Tegsedi has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. The Company filed for marketing authorization with ANVISA, the Brazilian regulatory authority, which granted priority review. It expects approval in Brazil by the end of 2019. Waylivra is currently under regulatory review in EU for the treatment of familial chylomicronemia syndrome, or FCS.
The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., which it refers to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, its collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA and the EMA in the second half of 2019. In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. This marketing authorization is further subject to the specific obligation to conduct and submit the results of a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. The final report on the trial and open-label extension is to be submitted by the Company to the EMA by the end of the third quarter of 2021. Due to enrollment at a slower pace in certain countries than initially expected, in its February 2019 marketing authorization renewal request, the Company asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022. The Company refers to the trial and open-label extension together as Study 041.
The marketing authorization in the EEA was last renewed in July 2018 and is effective, unless extended, through August 5, 2019. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
1. The Company (Continued)

from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of December 31, 2018, Translarna was available in over 40 countries on a commercial basis or pursuant to the EAP program. The Company expects to expand its commercial activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2019 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the United States Food and Drug Administration, (the "FDA"), for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company intends to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, which the Company initiated in the fourth quarter of 2018. The Company expects that a potential re-submission of an NDA could occur in 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
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
Upon the closing of the Merger, the Company paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. Agilis equityholders may become entitled to receive contingent payments from

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
1. The Company (Continued)

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
As of December 31, 2018, the Company had an accumulated deficit of approximately $938.9 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.00% convertible senior notes due 2022 (see Note 7), public offerings of common stock in February 2014, October 2014, and April 2018, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
Fixed assets
Fixed assets are stated at cost. Depreciation is computed starting when the asset is placed into service on a straight-line basis over the estimated useful life of the related asset as follows:

Leasehold improvements	Lesser of useful life or lease term
Computer equipment and software	3 years
Furniture, fixtures, and lab equipment	7 years
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2018	December 31, 2017
Raw materials	$1,431	$452
Work in progress	9,324	3,912
Finished goods	5,362	6,390
Total inventory	$16,117	$10,754
The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded a $1.8 million inventory write down for the twelve month period ended December 31, 2018 primarily related to inventory labeling changes. No write down was recorded for the twelve month period ended December 31, 2017. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the twelve month periods ended December 31, 2018 and December 31, 2017, these amounts were immaterial.
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
Revenue recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition-Products (Topic 605) and replaced it with a principle-based approach for determining revenue recognition. ASC Topic 606 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under Topic 606, and applied this approach only to contracts that were not completed as of January 1, 2018. The Company calculated a one-time transition adjustment of $3.3 million, which was recorded on January 1, 2018 to the opening balance of accumulated deficit, related to the product sales of Emflaza. The ASC 606 transition adjustment recorded for Emflaza resulted in sales being recognized earlier than under Topic 605, as the deferred revenue recognition model (sell-through) is not allowed under Topic 606. The one-time adjustment consisted of $3.9 million in deferred revenue offset by $0.6 million of variable consideration. The information presented for the periods prior to January 1, 2018 has not been adjusted and is reported under Topic 605.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

Net product sales
Prior to the second quarter of 2017, the Company’s net product sales consisted of sales of Translarna for the treatment of nmDMD in territories outside of the U.S. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations in accordance with FASB ASC Subtopic 605-15, Revenue Recognition—Products.
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
The Company records revenue net of estimated third-party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. For the years ended December 31, 2017 and 2016 the Company recognized Translarna sales of $145.2 million and $81.4 million, respectively. For the year ended December 31, 2017, the Company recognized Emflaza sales of $28.8 million.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. Historically, returns of Translarna and Emflaza are immaterial to the financial statements. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the year ended December 31, 2018, the Company recognized Translarna net sales of $171.0 million and Emflaza net sales of $92.0 million.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.7 million as of December 31, 2018 and $0.8 million as of December 31, 2017. Bad debt expense was immaterial for the years ended December 31, 2018, 2017, and 2016.
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
Nonrefundable advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $2.4 million and $0.5 million as of December 31, 2018 and 2017, respectively.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
Income taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of December 31, 2017. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded no further adjustments.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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

The Company recorded a deferred tax liability in conjunction with the Merger, further discussed in Note 3, of $122.0 million related to the tax basis difference in the In-Process Research and Development, or IPR&D, indefinite-lived intangibles acquired. The Company's policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.
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
Net (loss) income per share
Basic net (loss) income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding—potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive. Dilutive common stock equivalents are comprised of options and unvested restricted stock outstanding under the Company’s stock option plans.
Business combinations and asset acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASC 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in the consolidated statements of operations.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
Impairment of long-lived assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes that no impairment of long-lived assets exists as of December 31, 2018.
Indefinite-lived intangible assets
Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method”, and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets that are determined to have had a drop in their fair value are adjusted downward and an impairment is recognized in the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment. The Company performed its annual test for its IPR&D assets and concluded that no impairment exists as of December 31, 2018.
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company performed its annual test for goodwill as of October 1, 2018 and concluded that no impairment exists as of December 31, 2018.
Recent accounting pronouncements

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

In February 2016, the FASB issued No. 2016-2, “Leases (Topic 842)”. This standard will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt this guidance on January 1, 2019, as well as the package of practical expedients permitted under the transition guidance within the new standard. The Company believes that the adoption of ASU No. 2016-2 will not have a material impact on its consolidated results of operations, and expects to record approximately $10 - $15 million of lease assets and lease liabilities to the balance sheet.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This standard permits the reclassification of tax effects stranded in other comprehensive income as a result of tax reform to retained earnings related to the change in federal tax rate in addition to other stranded effects that relate to the Tax Cuts and Job Act ("the Act") but do not directly relate to the change in the federal rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company will adopt this guidance on January 1, 2019. The Company believes that the adoption of ASU No. 2018-02 will not have a material impact on its consolidated financial statements and accompanying notes.
In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting". This standard expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company will adopt this guidance on January 1, 2019. The Company is currently assessing what effect the adoption of ASU No. 2018-07 will have on its consolidated financial statements and accompanying notes.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
2. Summary of significant accounting policies (Continued)

interim period for all entities. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2018-13 will have on its consolidated financial statements and accompanying notes.

In November 2018, the FASB issued ASU 2018-18,"Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”. ASU 2018-18 provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. For all other entities, it is effective for annual periods beginning after December 15, 2020 and interim periods in annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period for all entities. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU No. 2018-18 will have on its consolidated financial statements and accompanying notes.
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
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company adopted the guidance on January 1, 2017 on a prospective basis. As the Company’s deferred tax assets are provided with full valuation allowance and the deferred tax liability is non-current as of December 31, 2018, adoption of this standard did not have a significant impact on the Company's financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. The Company adopted the guidance on January 1, 2018. In March 2018, the FASB issued ASU 2018-04, "Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 117 and SEC Release No. 33-9273 (SEC Update)". This standard supersedes SEC paragraphs in ASC 320, Investments- Debt Securities, as a result of the issuance of SAB 117 and also updates the Codification for a 2011 SEC release and is effective when a registrant adopts ASU 2016-01, which in the case of the Company was on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard clarifies the presentation of certain specific cash flow issues in the Statement of Cash Flows. The Company adopted the guidance on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
In November 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”. ASU 2016-16 requires companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. The Company adopted the guidance on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the guidance on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
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
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This standard simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in today's two-step impairment test under ASC 350. Therefore, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 for public business entities that meet the definition of an SEC filer, December 15, 2020 for public business entities that are not SEC filers, and December 15, 2021 for all other entities. Early adoption is permitted for all entities for annual and interim goodwill impairment testing dates on or after January 1, 2017. The guidance should be applied on a prospective basis. The Company early adopted this guidance in the fourth quarter ended December 31, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will be also required to disclose that compensation expense has not changed if applicable. The Company adopted the guidance on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
3. Acquisitions
Agilis Acquisition
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
3. Acquisitions (Continued)

Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. The fair value of the stock on the acquisition date was determined to be $155.9 million.
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The fair value of the contingent consideration payments at the acquisition date was estimated to be $290.5 million. Under the Merger Agreement, the Company is required to pay $40.0 million of the development milestone payments mentioned above no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payments at the closing date was estimated to be $38.1 million. Refer to Footnote 4 for further fair value considerations.
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
The fair value of consideration totaled approximately $533.7 million summarized as follows:

Fair Value
Cash consideration	$49,221
Fair value of PTC common stock issued	155,860
Estimated fair value of deferred consideration payable	38,100
Estimated fair value of contingent consideration payable	290,500
Total consideration	$533,681
The Company recorded the assets acquired and liabilities assumed as of the date of acquisition based on the information available at that time. The Company finalized its accounting for the Merger during the three month period ended December 31, 2018. The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of August 23, 2018, the measurement period adjustments recorded during the period from the acquisition date through December 31, 2018, and the final allocation of the purchase price as of December 31, 2018.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
3. Acquisitions (Continued)

	Preliminary Allocation as of the acquisition date of August 23, 2018	Measurement Period Adjustments	Final Allocation as of December 31, 2018
Cash and cash equivalents	$328	$—	$328
Prepaid expenses and other current assets	181	—	181
Fixed assets	153	—	153
Other assets	38	—	38
Intangible assets - IPR&D	480,000	96,500	576,500
Accounts payable and accrued expenses	(3,828)	—	(3,828)
Deferred tax liability	(115,200)	(6,832)	(122,032)
Fair value of net assets acquired	$361,672	$89,668	$451,340
Goodwill	100,309	(17,968)	82,341
Total purchase price	$461,981	$71,700	$533,681
     The Company incurred approximately $1.7 million in acquisition related expenses as of December 31, 2018, which were included in selling, general and administrative expenses in the consolidated statement of operations. The results of Agilis’s operations have been included in the consolidated statements of operations beginning on the acquisition date of August 23, 2018.
The fair value of the IPR&D was capitalized as of the acquisition date and accounted for as indefinite-lived intangible assets until disposition of the assets or completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the completion of the acquisition, these assets will not be amortized into earnings; rather, these assets will be subject to periodic impairment testing. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined and the assets will be considered definite-lived intangible assets and amortized over their expected useful lives.
The goodwill recorded is the excess of the purchase price of the net assets acquired net of any deferred tax adjustments.  The Company currently has a deferred tax liability for the indefinite lived IPR&D intangible assets, which have no tax basis and, therefore, will not result in a future tax deduction. The goodwill is not deductible for income tax purposes.
The net loss of Agilis included in the consolidated statement of operations for the period August 23, 2018 through December 31, 2018 was $8.7 million.
Pro-Forma Financial Information Associated with the Agilis Acquisition (Unaudited)
The following table summarizes certain supplemental pro forma financial information for the twelve-month periods ended December 31, 2018 and 2017 as if the Merger had occurred as of January 1, 2017.  The unaudited pro-forma financial information for the twelve-month period ended December 31, 2018 reflects adjustments of $1.7 million related to acquisition fees that are non-recurring in nature. There were no adjustments related to the twelve-month period ended December 31, 2017.

	Twelve Months Ended December 31,
	2018	2017
Revenues	$264,734	$194,392
Net loss attributable to common stockholders	$(138,083)	$(93,333)
Emflaza Acquisition

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
3. Acquisitions (Continued)

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
Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon has the opportunity to receive a single $50.0 million sales-based milestone. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. Refer to Note 18 for further details.
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
The Emflaza rights intangible asset is being amortized to cost of product sales over its expected useful life of approximately seven years. Given the inherent uncertainty of the Company's sales projections, the Company amortizes the asset on a straight line basis. Refer to Note 18 for further details.
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
The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

	December 31, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$58,088	$—	$58,088	$—
Warrant liability	$—	$—	$—	$—
Stock appreciation rights liability	$3,814	$—	$—	$3,814
Deferred consideration payable	$37,700	$—	$37,700	$—
Contingent consideration payable- development and regulatory milestones	$257,040	$—	$—	$257,040
Contingent consideration payable- net sales milestones and royalties	$53,200	$—	$—	$53,200

	December 31, 2017
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$79,454	$—	$79,454	$—
Warrant Liability	$1	$—	$—	$1
Stock appreciation rights liability	$1,665	$—	$—	$1,665
The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a nonactive market to value these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2018 and 2017.
The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2018 and 2017:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$31,657	$43	$(1)	$31,699
Corporate debt securities	26,399	—	(10)	26,389
Total	$58,056	$43	$(11)	$58,088

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$13,775	$52	$—	$13,827
Corporate debt securities	65,657	—	(30)	65,627
Total	$79,432	$52	$(30)	$79,454
Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. During the year ended December 31, 2018, the Company did not have any realized gains or losses from the sale of marketable securities. The cost of securities sold is based on the specific identification method. The Company evaluates investments with

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

unrealized losses to determine if the losses are other than temporary. At December 31, 2018, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability and intent to hold such investments until recovery of their amortized cost bases, which may be maturity. The Company has determined that it is not more likely than not that the Company will be required to sell the investments before such recovery.
In addition, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position when determining if the losses are other than temporary.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018 are as follows:

	December 31, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial Paper	$(1)	$1,993	$—	$—	$(1)	$1,993
Corporate debt securities	(7)	14,230	(3)	10,087	$(10)	$24,317
Total	$(8)	$16,223	$(3)	$10,087	$(11)	$26,310
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2017 are as follows:

	December 31, 2017
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(28)	$59,108	$(2)	$6,519	$(30)	$65,627
Marketable securities on the balance sheet at December 31, 2018 and 2017 mature as follows:

	December 31, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$31,699	$—
Corporate debt securities	26,389	—
Total Marketable securities	$58,088	$—

	December 31, 2017
	Less Than 12 Months	More Than 12 Months
Commercial paper	$13,827	$—
Corporate debt securities	55,550	10,077
Total Marketable securities	$69,377	$10,077
The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 7. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2018 and 2017 was $146.6 million and $115.7 million, respectively.
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
Deferred consideration payable
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company is required to pay $40.0 million of development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payable at December 31, 2018 was estimated to be $37.7 million by applying a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidates. As of December 31, 2018, $19.4 million of the deferred consideration payable was classified as current on the balance sheet.
Level 3 valuation
The warrant liability is classified in Other long-term liabilities on the Company’s balance sheet. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other expense, net on the Company’s statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.
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
The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss in the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability, SARs liability, and the contingent consideration payable for the years ended December 31, 2018 and 2017:

	Level 3 liabilities
	Warrants	SARs	Contingent consideration payable- development and regulatory milestones	Contingent consideration payable- net sales milestones and royalties
Beginning balance as of December 31, 2016	$1	$865	$—	$—
Change in fair value	—	1,864	—	—
Payments	—	(1,064)	—	—
Ending balance as of December 31, 2017	$1	$1,665	$—	$—
Additions	—	—	263,500	27,000
Change in fair value	(1)	4,140	(6,460)	26,200
Payments	—	(1,991)	—	—
Ending balance as of December 31, 2018	$—	$3,814	$257,040	$53,200
The following significant unobservable inputs were used in the valuation of the warrant liability, SARs liability, and the contingent consideration payable for the years ended December 31, 2018 and 2017:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
Warrants	—	Option-pricing model	Volatility	59.39% - 60.48%
			Risk free interest rate	2.6%
			Strike price	$128.00 - $2,520.00
			Fair value of common stock	$34.32
			Expected life	0.59 - 0.72 years
SARs	$3,814	Option-pricing model	Volatility	46.53% - 59.59%
			Risk free interest rate	2.44% - 2.63%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$34.32
			Expected life	0.01 - 1.01 years
Contingent consideration payable- development and regulatory milestones	$257,040	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	5.8% - 8.0%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$53,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.0%
			Projected years of payments	2021 - 2038

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range
Warrants	$1	Option-pricing model	Volatility	69%
			Risk free interest rate	$1.89
			Strike price	$128.00 - $2,520.00
			Fair value of common stock	$16.68
			Expected life	1.60 - 1.70 years
SARs	$1,665	Option-pricing model	Volatility	31% - 70%
			Risk free interest rate	1.28% - 1.89%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$16.68
			Expected life	0.00 - 2.00 years
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
5. Fixed assets
Fixed assets, net were as follows at December 31, 2018 and 2017:

	December 31,
	2018	2017
Leasehold improvements	$2,384	$14,078
Computer equipment and software	4,609	5,471
Furniture, fixtures, and lab equipment	9,965	20,776
Assets in process	3,219	895
	20,177	41,220
Less accumulated depreciation and amortization	(7,483)	(32,844)
Total	$12,694	$8,376
Depreciation expense was approximately $2.6 million, $2.3 million, and $3.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
6. Accounts payable and accrued expenses

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)

Accounts payable and accrued expenses at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
Employee compensation, benefits, and related accruals	$27,629	$17,711
Consulting and contracted research	11,267	5,137
Professional fees	5,574	2,116
Sales allowances and other related costs	29,417	22,257
Royalties and rebates	31,874	11,657
Accounts payable	6,001	15,282
Other	16,437	2,286
Total	$128,199	$76,446
7. Debt
2017 Credit Facility
In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The Company’s ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and will be amortized over the term of the Credit Facility using the effective interest rate method.
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
The Credit Facility is subject to certain financial covenants. As of December 31, 2018, the Company was in compliance with all required covenants.
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
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:

•
during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive)

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
7. Debt (Continued)

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
The Company was not permitted to redeem the Convertible Notes prior to August 20, 2018. As of August 20, 2018, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically. There have been no redemptions to date.
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
The Company accounts for the Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the Convertible Notes. The

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
7. Debt (Continued)

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
The Convertible Notes consist of the following:

	Year ended December 31,
Liability component	2018	2017
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,746)	(2,121)
Less: Debt discount, net (1)	(35,054)	(42,572)
Net carrying amount	$113,200	$105,307

(1)
Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.

The fair value of the Convertible Notes was approximately $146.6 million as of December 31, 2018. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of December 31, 2018, the remaining contractual life of the Convertible Notes is approximately 3.6 years.
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year ended December 31,
	2018	2017
Contractual interest expense	$4,500	$4,500
Amortization of debt issuance costs	375	337
Amortization of debt discount	7,518	6,755
Total	$12,393	$11,592
Effective interest rate of the liability component	11.0%	11.0%
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
As of December 31, 2018, the Company’s number of authorized shares of common stock was 125,000,000.
Warrants
All of the Company’s outstanding warrants are classified as liabilities as of December 31, 2018 and 2017 because they contain non-standard antidilution provisions.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
8. Capital structure (Continued)

The following is a summary of the Company’s outstanding warrants as of December 31, 2018:

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
The following table sets forth the computation of basic and diluted earnings per share for common stockholders:

	Year ended December 31,
	2018		2017		2016
Numerator
Net loss	$(128,081)		$(79,000)		$(142,110)
Denominator
Denominator for basic and diluted net loss per share	46,576,313		39,183,073		34,044,584
Net loss per share:
Basic and diluted	$(2.75)	*	$(2.02)	*	$(4.17)	*

* For the years ended December 31, 2018, 2017, and 2016, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2018	2017	2016
Stock Options	8,534,358	6,448,642	5,854,316
Unvested restricted stock	571,479	393,011	271,651
Total	9,105,837	6,841,653	6,125,967
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of December 31, 2018, awards for 729,689 shares of common stock were available for issuance.
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
Inducement stock option awards
Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2018, the Company issued options to purchase an aggregate of 1,352,800 shares of common stock to certain new hire employees at a weighted-average exercise price of $37.35 per share. Additionally, during the year ended December 31, 2018, the Company issued restricted stock units to certain new hire employees that upon vesting, will be converted into an aggregate of 7,000 shares of common stock. An aggregate of 202,432 of options previously granted as inducement awards were forfeited during the year ended December 31, 2018 in connection with employee separations from the Company.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
10. Stock award plan (Continued)

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2015	4,826,477	$37.20
Granted	1,500,645	$27.90
Exercised	(89,216)	$10.85
Forfeited	(383,590)	$47.42
Outstanding at December 31, 2016	5,854,316	$34.71
Granted	1,913,873	$12.34
Exercised	(202,085)	$10.80
Forfeited	(1,117,462)	$33.65
Outstanding at December 31, 2017	6,448,642	$29.00
Granted	3,181,623	$26.64
Exercised	(633,973)	$18.61
Forfeited	(461,934)	$35.36
Outstanding at December 31, 2018	8,534,358	$28.58	7.37	$88,454
Vested or expected to vest at December 31, 2018	3,881,360	$24.81	8.79	$44,893
Exercisable at December 31, 2018	4,410,211	$32.01	6.02	$40,854
The fair values of grants made in the years ended December 31, 2018, 2017 and 2016 were contemporaneously estimated on the date of grant using the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.25% - 3.10%	1.84% - 2.45%	1.30% - 2.24%
Expected volatility	64% - 90%	76% - 81%	67% - 78%
Expected term	5.03 - 10.00 years	5.04 - 10.00 years	5.05 - 10.00 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $17.48, $8.45, and $17.31 per share, respectively.
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
December 31, 2018
(In thousands except share and per share amount)
10. Stock award plan (Continued)

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	393,011	$15.64
Granted	354,691	$19.09
Vested	(114,295)	$16.36
Forfeited	(61,928)	$17.24
Unvested at December 31, 2018	571,479	$17.61
Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company’s common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company’s common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31, 2018, the Company recorded $4.1 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2018, the Company recorded $1.0 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2018	2017	2016
Research and development	$16,096	$15,456	$16,812
Selling, general and administrative	17,156	15,103	18,197
Total	$33,252	$30,559	$35,009
As of December 31, 2018, there was approximately $62.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.96 years.
11. Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
11. Other comprehensive income(loss) and accumulated other comprehensive items (Continued)

The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2018, 2017, and 2016, respectively.

	Unrealized (Losses)/Gains On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2015	$(589)	$(611)	$(1,200)
Other comprehensive income (loss) before reclassifications	386	(671)	(285)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	386	(671)	(285)
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)
Other comprehensive income before reclassifications	225	5,229	5,454
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	225	5,229	5,454
Balance at December 31, 2017	$22	$3,947	$3,969
Other comprehensive income (loss) before reclassifications	9	(2,516)	(2,507)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	9	(2,516)	(2,507)
Balance at December 31, 2018	$31	$1,431	$1,462
12. Revenue recognition
Net product sales
During the twelve months ended December 31, 2018, net product sales in the United States were $92.0 million consisting solely of Emflaza, and net product sales not in the United States were $171.0 million and consisting solely of Translarna.
The following table presents changes in the Company’s contract liabilities from December 31, 2017 to December 31, 2018:

	Balance as of December 31, 2017	Additions	Deductions	ASC 606 Adjustment	Balance as of December 31, 2018
Deferred Revenue	$11,891	$6,417	$(1,433)	$(3,937)	$12,938
The Company did not have any contract assets for the During the twelve months ended December 31, 2018.
During the twelve months ended December 31, 2018, the Company recognized revenue in the period from:

December 31, 2018
Amounts included in contract liabilities at the beginning of the period	$—
Performance obligations satisfied in previous period	—
Performance obligations satisfied in current period	263,005
Total product revenue	$263,005
The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the twelve months ended December 31, 2018.
Remaining performance obligations

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
12. Revenue recognition (Continued)

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of December 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $12.9 million. The Company expects to recognize revenue over the next one to three years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
The impact of adoption using the modified retrospective method on the Company’s consolidated financial statements is as follows:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
12. Revenue recognition (Continued)

i.Consolidated balance sheets

	Impact of changes in accounting policies
	As reported December 31, 2018	Adjustments	As reported Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$169,498	$—	$169,498
Marketable securities	58,088	—	58,088
Trade receivables, net	67,907	—	67,907
Inventory	16,117	(84)	16,033
Prepaid expenses and other current assets	9,247	—	9,247
Total current assets	320,857	(84)	320,773
Fixed assets, net	12,694	—	12,694
Intangible assets, net	701,031	—	701,031
Goodwill	82,341	—	82,341
Deposits and other assets	2,299	—	2,299
Total assets	$1,119,222	$(84)	$1,119,138
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$128,199	$(2,120)	$126,079
Current portion of long-term debt	11,667	—	11,667
Deferred revenue	3,716	10,563	14,279
Other current liabilities	3,814	—	3,814
Deferred consideration payable- current	19,400	—	19,400
Total current liabilities	166,796	8,443	175,239
Deferred revenue - long-term	9,722	—	9,722
Long-term debt	141,347	—	141,347
Contingent consideration payable	310,240	—	310,240
Deferred consideration payable - long-term	18,300	—	18,300
Deferred tax liability	122,032	—	122,032
Other long-term liabilities	58	—	58
Total liabilities	768,495	8,443	776,938

Stockholders’ equity:
Common stock	51	—	51
Additional paid-in capital	1,288,137	—	1,288,137
Accumulated other comprehensive income	1,462	—	1,462
Accumulated deficit	(938,923)	(8,527)	(947,450)
Total stockholders’ equity	350,727	(8,527)	342,200
Total liabilities and stockholders’ equity	$1,119,222	$(84)	$1,119,138

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
12. Revenue recognition (Continued)

Consolidated statements of operations

	Impact of changes in accounting policies Twelve Months Ended
	As reported for the period ended December 31, 2018	Adjustments	As reported Balances without adoption of Topic 606
Revenues:
Net product revenue	$263,005	$(5,177)	$257,828
Collaboration and grant revenue	1,729	—	1,729
Total revenues	264,734	(5,177)	259,557
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	12,670	(84)	12,586
Amortization of acquired intangible asset	22,877	—	22,877
Research and development	171,984	—	171,984
Selling, general and administrative	153,548	—	153,548
Change in the fair value of deferred and contingent consideration	19,340	—	19,340
Total operating expenses	380,419	(84)	380,335
Loss from operations	(115,685)	(5,093)	(120,778)
Interest expense, net	(12,554)	—	(12,554)
Other income, net	129	—	129
Loss before income tax expense	(128,110)	(5,093)	(133,203)
Income tax benefit	29	—	29
Net loss attributable to common stockholders	$(128,081)	$(5,093)	$(133,174)

iii.Consolidated statements of comprehensive loss

	Impact of changes in accounting policies Twelve Months Ended
	As reported for the period ended December 31, 2018	Adjustments	As reported Balances without adoption of Topic 606
Net loss	$(128,081)	$(5,093)	$(133,174)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	9	—	9
Foreign currency translation loss	(2,516)	—	(2,516)
Comprehensive loss	$(130,588)	$(5,093)	$(135,681)

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
12. Revenue recognition (Continued)

iv.Consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported for the period ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities
Net loss	$(128,081)	$(5,093)	$(133,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,087	—	26,087
Change in valuation of deferred and contingent consideration	19,340	—	19,340
Amortization of premiums on investments	(433)	—	(433)
Amortization of debt issuance costs	524	—	524
Share-based compensation expense	33,252	—	33,252
Non-cash interest expense	7,518	—	7,518
Disposal of asset	2	—	2
Unrealized foreign currency transaction (gains) losses, net	(59)	—	(59)
Changes in operating assets and liabilities:			0
Inventory, net	(5,823)	(84)	(5,907)
Prepaid expenses and other current assets	(1,609)	—	(1,609)
Trade receivables, net	(29,589)	—	(29,589)
Deposits and other assets	(1,093)	—	(1,093)
Accounts payable and accrued expenses	43,877	(2,120)	41,757
Other long-term liabilities	1,932	—	1,932
Deferred revenue	6,514	7,297	13,811
Net cash used in operating activities	(27,641)	—	(27,641)
Cash flows from investing activities
Purchases of fixed assets	(7,097)	—	(7,097)
Purchases of marketable securities	(68,614)	—	(68,614)
Sale & redemption of marketable securities	90,423	—	90,423
Acquisition of product rights	(8,433)	—	(8,433)
Business acquisition, net of cash acquired	(48,892)	—	(48,892)
Net cash used in investing activities	(42,613)	—	(42,613)
Cash flows from financing activities
Proceeds from exercise of options	10,868	—	10,868
Proceeds from shares issued under employee stock purchase plan	2,787	—	2,787
Net proceeds from public offerings	117,916	—	117,916
Net cash provided by financing activities	131,571	—	131,571
Effect of exchange rate changes on cash	(3,611)	—	(3,611)
Net increase in cash and cash equivalents	57,706	—	57,706
Cash and cash equivalents, beginning of period	111,792	—	111,792
Cash and cash equivalents, end of period	$169,498	$—	$169,498
Collaboration revenue

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
12. Revenue recognition (Continued)

The Company has ongoing collaborations with the Spinal Muscular Atrophy Foundation (SMA Foundation) and F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, Roche) and early stage discovery arrangements with other institutions. The following are the key terms to the Company’s (i) ongoing collaborations and (ii) early stage discovery and development arrangements.
Roche and SMA Foundation
In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company’s spinal muscular atrophy program, which includes 3 compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, after which Roche provided the Company with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that the Company contributed to the research program.
The Company identified 2 material promises in the collaboration agreement, the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises were bundled into one distinct performance obligation. As a result, the Company deferred the $30.0 million upfront payment which was recognized over the estimated performance period of 2 years, which was the contracted research period. As of adoption of ASC Topic 606 on January 1, 2018, all performance obligations had been satisfied and the balance of the remaining deferred upfront payment was fully recognized.
Under the agreement, the Company is eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of certain sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.
In August 2013, a lead development compound, RG7800, was selected to move into IND-enabling studies, which triggered a milestone payment to the Company from Roche of $10.0 million. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2013.
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
The remaining potential research and development event milestones that can be received as of December 31, 2018 is $87.5 million. The remaining potential sales milestones as of December 31, 2018 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
12. Revenue recognition (Continued)

For the twelve months ended December 31, 2018, 2017, and 2016, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.2 million, $20.3 million, and $0.4 million, respectively.
Early stage collaboration and discovery agreements
From time to time, the Company has arrangements with several organizations pursuant to which the Company uses its discovery technologies to help identify potential drug candidates. The Company does not take ownership of the potential compounds, but rather provides research services to the collaborator using its specialized technology platform.
Generally, these arrangements are structured such that the collaborator and the Company work together to jointly select targets from which to apply its discovery technologies. The research period for the Company to apply its technology is generally 3 to 4 years. The Company will typically receive a nonrefundable, upfront cash payment and the collaborator agrees to provide funding for research activities performed on its behalf.
Generally, the 2 material promises in these arrangements are the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises are bundled into one distinct performance obligation. As of adoption of ASC Topic 606 on January 1, 2018, all deferred revenue related to these arrangements had been recognized. For the twelve months ended December 31, 2018, 2017, and 2016, the Company did not recognize any revenue related to discovery agreements.
The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143.0 million and up to $252.0 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product. The Company will recognize revenue when it is probable the milestones will be achieved (see Note 2). For the twelve months ended December 31, 2018, 2017, and 2016, the Company did not recognize any revenue related to early stage collaborations.
Grant revenue
The Company receives grant funding from various institutions and governmental bodies. The grants are typically for early discovery research, and typically the grant program lasts from two to five years. The Company records revenue as the research activities are performed. If the granting agency provides for an upfront payment, the amount is deferred and recognized as revenue as the expenditures are incurred. For the year ended December 31, 2018 and 2017, the Company did not recognize any grant revenue. For the year ending December 31, 2016, the Company recognized $0.9 million in grant revenue.
13. Income taxes
The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Domestic	(68,461)	(54,588)	(61,446)
Foreign	(59,649)	(23,077)	(80,095)
Total	(128,110)	(77,665)	(141,541)

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
13. Income taxes (Continued)

The Income Tax Provision consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(38)	(6)	(2)
Foreign	(669)	(1,131)	(766)
Deferred:
U.S. Federal	—	(198)	199
U.S. State and Local	—	—	—
Foreign	736	—	—
Total tax benefit (expense)	$29	$(1,335)	$(569)
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2018	2017	2016
Federal income tax provision at statutory rate	21.00%	34.00%	34.00%
State income tax provision, net of federal benefit	0.05	(1.01)	3.05
Permanent differences	(6.41)	(8.48)	(3.70)
Research and development	6.49	19.53	16.66
Change in valuation allowances	2.20	29.10	(30.72)
Change in deferred tax assets	(14.22)	(64.12)	—
Foreign tax rate differential	(9.10)	(10.33)	(19.84)
Benefit allocated from other comprehensive income	—	(0.26)	0.14
Other	0.01	(0.15)	0.01
Effective income tax rate	0.02%	(1.72)%	(0.40)%
Accounting for income taxes under U.S. GAAP requires that individual tax-paying entities of the company offset all deferred tax liabilities and assets within each particular tax jurisdiction and present them as a noncurrent deferred tax liability or asset. Amounts in different tax jurisdictions cannot be offset against each other. The noncurrent deferred income tax asset is recorded within deposits and other assets on the balance sheet. The amount of deferred income taxes are as follows:

	2018	2017
Assets:
Noncurrent deferred income taxes	$736	$—
Liabilities:
Noncurrent deferred income taxes	(122,032)	—
Deferred income taxes - net	$(121,296)	$—

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
13. Income taxes (Continued)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Accrued expense	$714	$625
Amortization	5,148	2,116
Depreciation	1,601	1,749
Federal tax credits	89,070	80,961
State tax credits	5,473	7,148
Federal net operating losses	62,159	61,068
State net operating losses	165	11,884
Foreign net operating losses	736	—
Capitalized research and development costs	2,093	3,332
Share based compensation and other	21,411	18,815
Total gross deferred tax assets	188,570	187,698
Less valuation allowance	(180,481)	(177,631)
Total deferred tax assets, net of valuation allowance	$8,089	$10,067
Deferred tax liabilities:
Convertible debt	$(7,353)	$(9,927)
OCI unrealized (gains)/losses	—	(140)
Indefinite lived intangible	(122,032)	—
Total gross deferred tax liabilities	(129,385)	(10,067)
Net deferred tax assets (liabilities)	$(121,296)	$—
At December 31, 2018 and 2017, the Company recorded valuation allowance against its net deferred tax assets of approximately $180.5 million and $177.6 million, respectively. The change in the valuation allowance during the years ended December 31, 2018 and 2017 was approximately $2.8 million and $5.4 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2018, the Company incurred approximately $296.0 million, $202.4 million, $5.9 million of federal, state, and foreign net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.
During 2018, the Company acquired IPR&D as part of the acquisition of Agilis. This asset is currently considered an indefinite-lived intangible with no related book amortization and tested for impairment, annually. As the IPR&D has no tax basis and is an indefinite-lived intangible, the deferred tax liability created at the time of acquisition is not considered positive evidence of future income and is presented as a deferred tax liability in the balance sheet.
As of December 31, 2018, research and development credit carryforwards for federal and state purposes are approximately $15.2 million and $6.6 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2018 is approximately $74.0 million. As a result of U.S. tax reform legislation, federal net operating losses generated in 2018 carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2021 and federal credit carryforwards that begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
13. Income taxes (Continued)

and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, there are $296.0 million of NOLs available, out of which $231.5 million are limited by IRC Section 382. At December 31, 2018, there is $194.5 million available for immediate use and an additional $5.7 million will free up in 2019.
The income tax expense for the years ended December 31, 2018 and 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 34% respectively, to loss before tax expense as a result of foreign taxes, nondeductible expenses, tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2018 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2018. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company concluded the examination from the United States Internal Revenue Service for tax year 2014 noting adjustments to the U.S. federal net operating loss carryforwards and research and development credit carryforwards. No other examinations are in process.
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
As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. U.S. federal income taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to reinvest any earnings into the respective subsidiaries. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated due to the legal structure and complexity of U.S. and local tax laws. As of December 31, 2018 and December 31, 2017 there are no undistributed earnings.

We have completed our accounting for the income tax effects of U.S. tax reform legislation and included measurement period adjustments in 2018. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of December 31, 2017 which resulted in a provisional benefit of $46.1 million which was offset by an associated change in the valuation allowance.
14. Commitments and contingencies
Operating leases
The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022, August 2024 and October 2024 in addition to office space in various countries for international employees primarily through workspace providers. Rent expense was approximately $2.7 million, $2.2 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company also leases certain office equipment under operating leases.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
14. Commitments and contingencies (Continued)

Future minimum lease payments as of December 31, 2018 are as follows:

2019	$3,216
2020	2,900
2021	2,409
2022	2,082
2023 and thereafter	3,321
Total	$13,928
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
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
15. Geographic information
The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2018
	United States	Non-US	Total
Total assets	$1,013,977	$105,245	$1,119,222
Property and equipment, net	$10,497	$2,197	$12,694
Revenue	$93,694	$171,040	$264,734

	Year Ended December 31, 2017
	United States	Non-US	Total
Total assets	$278,108	$113,545	$391,653
Property and equipment, net	$6,272	$2,104	$8,376
Revenue	$49,155	$145,237	$194,392
16. 401(k) plan
The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provides an 92% matching contribution for up to the first 6% of each contributing employee’s base salary contributions. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $2.2 million, $1.6 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

17. Restructuring
In March 2016, the Company commenced implementation of a reorganization of its operations intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The Company completed its reorganization in June 2016 and recorded a one-time charge of $2.5 million for the year ended December 31, 2016. The total $2.5 million in one-time charges is related to work-force reduction, recorded in research and development and selling, general and administrative expenses in the accompanying statement of operations. All restructuring payments were made prior to December 31, 2017 and as such, the balance of accrued restructuring expenses was $0 as of December 31, 2017 and December 31, 2018, respectively.
18. Intangible assets and goodwill
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
18. Intangible assets and goodwill (Continued)

The Emflaza rights intangible asset is being amortized to cost of product sales over its expected useful life of approximately 7 years on a straight line basis.
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
For the twelve month period ended December 31, 2018, the Company recorded $14.4 million of milestone payments due to net sales of Emflaza, which were added to the cost basis for the Emflaza rights intangible asset and will be amortized prospectively on a straight-line basis over the remaining life of the asset. As of December 31, 2018, a milestone payable to Marathon of $6.0 million was recorded on the balance sheet within accrued expenses.
For the twelve month periods ended December 31, 2018 and 2017, the Company recognized amortization expense of $22.9 million and $15.4 million, respectively, related to the Emflaza rights intangible asset, resulting in accumulated amortization of $38.3 million as of December 31, 2018.The estimated future amortization of the Emflaza rights intangible asset is expected to be as follows:

As of December 31, 2018
2019	$24,283
2020	24,276
2021	24,277
2022	24,277
2023 and thereafter	27,418
Total	$124,531
Indefinite-lived intangibles
In connection with the acquisition of Agilis (Note 3), the Company acquired rights to PTC-AADC, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. The Agilis platform also includes a gene therapy asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. An investigational new drug ("IND") submission with the FDA for this program is expected in late 2019. Additionally, the Agilis platform includes two other gene therapy programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The value allocated to the indefinite lived intangible assets was $576.5 million.
Goodwill
As a result of the Merger on August 23, 2018, the Company recorded $82.3 million of goodwill, which included a measurement period adjustment of $18.0 million recorded during the three month period ended December 31, 2018. This adjustment was related to the finalization of the fair values assigned to the intangible assets and corresponding deferred tax liability, the contingent consideration, and the deferred consideration. Refer to Note 3 for further details.
Collaboration and Licensing Agreement

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2018
(In thousands except share and per share amount)
18. Intangible assets and goodwill (Continued)

On August 1, 2018, the Company entered into a Collaboration and License Agreement with Akcea for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million. An additional $6.0 million is payable within 30 days after receipt of regulatory approval of Waylivra from the United States Food and Drug Administration or the European Medicines Agency, whichever occurs earlier. The Company evaluated the agreement under the guidance in ASC 730 and concluded that the acquired rights to commercialize the products had no alternative future use as of the date of the Merger. Accordingly, the $12.0 million was charged to research and development expense in the consolidated statements of operations for the twelve month period ended December 31, 2018. The Company recently filed a request for marketing authorizations for Tegsedi with ANVISA. Waylivra is currently under regulatory review in the EU.
19. Subsequent events
In January 2019, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. The Company received net proceeds of approximately $224.1 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
20. Selected quarterly financial data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2018 and 2017 are as follows:

	For the quarters ending
	March 31	June 30	September 30	December 31
2018:
Net product revenue	$55,981	$68,170	$53,021	$85,833
Collaboration and grant revenue	81	573	570	505
Operating expenses	72,805	74,317	101,821	131,476
Loss from operations	(16,743)	(5,574)	(48,230)	(45,138)
Net loss	(19,263)	(9,520)	(50,969)	(48,330)
Basic and diluted net loss per common share(1)	$(0.46)	$(0.21)	$(1.06)	$(0.96)
2017:
Net product revenue	$26,442	$47,891	$41,780	$57,953
Collaboration and grant revenue	105	71	73	20,077
Operating expenses	52,902	60,459	72,745	72,578
(Loss) income from operations	(26,355)	(12,497)	(30,892)	5,452
Net (loss) income	(29,057)	(17,475)	(33,738)	1,270
Basic and diluted net (loss) income per common share(1)(2)	$(0.85)	$(0.44)	$(0.82)	$0.03

(1)	The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

(2)	Diluted net income per common share for the quarter ending December 31, 2017 excludes the conversion of the Convertible Notes as the effect of their inclusion is anti-dilutive during the period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Principal Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
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
Item 11.    Executive Compensation
The information required by this item as set forth in under the captions “Executive Compensation”, “2018 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

•	Reports of independent registered public accounting firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements
Exhibits
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.
Exhibit Index

Exhibit Number	Description of Exhibit
2.1†
Asset Purchase Agreement, dated March 15, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 16, 2017)

2.2
Amendment to Asset Purchase Agreement, dated April 20, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 20, 2017)

2.3†
Agreement and Plan of Merger, dated July 19, 2018, by and among PTC Therapeutics, Inc., Agility Merger Sub, Inc., Agilis Biotherapeutics, Inc. and, solely in its capacity as equityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on July 19, 2018)

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

10.14+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2019 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.15+
Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2019 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.16+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.17+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.18+
Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2019 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.19+
Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2019 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.20+
Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.21
Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22†
License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit
10.23†
Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.24†
Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.25†
Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26+
Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.27+
Consulting Services Agreement between PTC Therapeutics, Inc. and Spiegel Consulting LLC, dated April 22, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 27, 2016)

10.28+
Inducement Stock Option Award—Nonstatutory Stock Option Agreement dated February 27, 2014 between the Registrant and Robert J. Spiegel (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-194323), of the Registrant)

10.29+
Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.30+
Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.31†
Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.32†
Commercial Manufacturing Agreement, dated as of September 18, 2015, as amended, by and between Alcami Corporation (f/k/a/ AAI Pharma Services Corp.) and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.33
Credit and Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., MidCap Financial Trust and the additional lenders thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.34
Amendment No. 1 and Limited Consent to Credit and Security Agreement, dated of as July 19, 2018, by and among PTC Therapeutics, Inc., MidCap Financial Trust, and the Lenders as defined therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Registrant on July 19, 2018)

10.35
Pledge Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., each of the subsidiaries listed thereto as pledgers and MidCap Financial Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.36
Intellectual Property Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc. and MidCap Financial Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.37+	Employment Agreement, as amended, between the Registrant and Marcio Souza (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.38+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.39†
Collaborative Research Agreement, dated September 30, 2015, as amended, by and between National Taiwan University and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

Exhibit Number	Description of Exhibit
10.40†
License and Technology Transfer Agreement, dated December 23, 2015, by and between National Taiwan University and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.42†
Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.43
Indenture (including Form of Notes), dated as of August 14, 2015, by and between PTC Therapeutics, Inc. and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on August 14, 2015)

10.44	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant on April 28, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

PTC THERAPEUTICS, INC.

Date:	March 1, 2019	By:	/s/ STUART W. PELTZ
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

Dated:	March 1, 2019	By:	/s/ STUART W. PELTZ
Stuart W. Peltz Chief Executive Officer and Director

Dated:	March 1, 2019	By:	/s/ CHRISTINE UTTER
Christine Utter Principal Financial Officer (Principal Financial and Accounting Officer)

Dated:	March 1, 2019	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler Director

Dated:	March 1, 2019	By:	/s/ ALLAN JACOBSON
Allan Jacobson Director

Dated:	March 1, 2019	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey Director

Dated:	March 1, 2019	By:	/s/ EMMA REEVE
Emma Reeve Director

Dated:	March 1, 2019	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell Director

Dated:	March 1, 2019	By:	/s/ GLENN D. STEELE
Glenn D. Steele Director

Dated:	March 1, 2019	By:	/s/ DAWN SVORONOS
Dawn Svoronos Director

Dated:	March 1, 2019	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis Director