Form 10-Q
period 2019-03-31
PTC THERAPEUTICS, INC.
filed 2019-05-02
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35969

PTC Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3416587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Corporate Court South Plainfield, NJ	07080
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PTCT	Nasdaq Global Select Market

As of April 29, 2019, there were 58,431,129 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
the potential receipt of revenues from future sales of Translarna, Emflaza, and other product candidates, including our ability to earn a profit from sales or licenses of Translarna for the treatment of nmDMD in the countries in which we have or may obtain regulatory approval and of Emflaza for the treatment of DMD in the United States;

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

•	our other regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to pursue development of Translarna and Emflaza for additional indications;

•	our ability to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy and oncology programs;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors as well as in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$201,144	$169,498
Marketable securities	206,018	58,088
Trade receivables, net	46,350	67,907
Inventory, net	16,219	16,117
Prepaid expenses and other current assets	9,348	9,247
Total current assets	479,079	320,857
Fixed assets, net	14,540	12,694
Intangible assets, net	694,955	701,031
Goodwill	82,341	82,341
Deposits and other assets	12,996	2,299
Total assets	$1,283,911	$1,119,222
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$98,450	$128,199
Current portion of long-term debt	16,667	11,667
Deferred revenue	5,497	3,716
Other current liabilities	3,132	3,814
Deferred consideration payable	19,300	19,400
Total current liabilities	143,046	166,796
Deferred revenue	8,853	9,722
Long-term debt	138,468	141,347
Contingent consideration payable	330,900	310,240
Deferred consideration payable	18,900	18,300
Deferred tax liability	122,032	122,032
Other long-term liabilities	8,770	58
Total liabilities	770,969	768,495
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 58,418,790 shares at March 31, 2019. Authorized 125,000,000 shares; issued and outstanding 50,606,147 shares at December 31, 2018.	58	51
Additional paid-in capital	1,523,115	1,288,137
Accumulated other comprehensive income	805	1,462
Accumulated deficit	(1,011,036)	(938,923)
Total stockholders’ equity	512,942	350,727
Total liabilities and stockholders’ equity	$1,283,911	$1,119,222

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net product revenue	$53,054	$55,981
Collaboration and grant revenue	529	81
Total revenues	53,583	56,062
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	2,376	3,045
Amortization of acquired intangible asset	6,077	5,428
Research and development	52,566	31,363
Selling, general and administrative	40,544	32,969
Change in the fair value of deferred and contingent consideration	21,160	—
Total operating expenses	122,723	72,805
Loss from operations	(69,140)	(16,743)
Interest expense, net	(2,288)	(3,303)
Other (expense) income, net	(109)	1,004
Loss before income tax expense	(71,537)	(19,042)
Income tax expense	(576)	(221)
Net loss attributable to common stockholders	$(72,113)	$(19,263)

Weighted-average shares outstanding:
Basic and diluted (in shares)	55,855,111	41,626,617
Net loss per share—basic and diluted (in dollars per share)	$(1.29)	$(0.46)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended March 31,
	2019	2018
Net loss	$(72,113)	$(19,263)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	59	(123)
Foreign currency translation (loss) gain	(716)	1,107
Comprehensive loss	$(72,770)	$(18,279)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholder's Equity (unaudited)
In thousands, except shares

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offering	7,563,725	7	224,434	—	—	224,441
Exercise of options	80,826	—	1,281	—	—	1,281
Restricted stock vesting and issuance	168,092	—	—	—	—	—
Share-based compensation expense	—	—	9,263	—	—	9,263
Net loss	—	—	—	—	(72,113)	(72,113)
Comprehensive loss	—	—	—	(657)	—	(657)
Balance, March 31, 2019	58,418,790	$58	$1,523,115	$805	$(1,011,036)	$512,942

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437
Adjustment to accumulated deficit	—	—	—	—	3,266	3,266
Exercise of options	77,312	—	1,136	—	—	1,136
Restricted stock vesting and issuance	119,691	—	—	—	—	—
Share-based compensation expense	—	—	7,748	—	—	7,748
Net loss	—	—	—	—	(19,263)	(19,263)
Comprehensive income	—	—	—	984	—	984
Balance, March 31, 2018	41,809,398	$42	$975,418	$4,953	$(830,105)	$150,308

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows (unaudited)
In thousands

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(72,113)	$(19,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,059	6,022
Change in valuation of deferred and contingent consideration	21,160	—
Non-cash interest expense	1,982	1,780
Amortization of (discounts) premiums on investments, net	(257)	(96)
Amortization of debt issuance costs	139	126
Share-based compensation expense	9,263	7,748
Unrealized foreign currency transaction losses (gains), net	865	(1,300)
Changes in operating assets and liabilities:
Inventory	(334)	(1,446)
Prepaid expenses and other current assets	(191)	958
Trade receivables, net	20,786	(4,223)
Deposits and other assets	(10,754)	(308)
Accounts payable and accrued expenses	(28,653)	(6,810)
Other liabilities	8,065	(475)
Deferred revenue	574	1,409
Net cash used in operating activities	(42,409)	(15,878)
Cash flows from investing activities
Purchases of fixed assets	(2,865)	(479)
Purchases of marketable securities	(165,723)	(22,683)
Sale and redemption of marketable securities	18,090	21,514
Net cash used in investing activities	(150,498)	(1,648)
Cash flows from financing activities
Proceeds from exercise of options	1,281	1,136
Net proceeds from public offerings	224,441	—
Net cash provided by financing activities	225,722	1,136
Effect of exchange rate changes on cash	(1,169)	2,273
Net increase in cash and cash equivalents	31,646	(14,117)
Cash and cash equivalents, beginning of period	169,498	111,792
Cash and cash equivalents, end of period	$201,144	$97,675
Supplemental disclosure of cash information
Cash paid for interest	$3,111	$3,023
Cash paid for income taxes	$537	$326
Supplemental disclosure of non-cash investing and financing activity
Change in unrealized gain (loss) on marketable securities, net of tax	$59	$(123)
Right-of-use assets obtained in exchange for lease obligations	$11,314	$—
See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
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
The Company has a pipeline of gene therapy product candidates, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency. The Company is preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which it anticipates submitting to the U.S. Food and Drug Administration, or FDA, in late 2019, with anticipated commercial launch in the United States in 2020, subject to approval. The Company is also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the European Medicines Agency, or EMA, which will follow its BLA submission to the FDA.
The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean. Tegsedi has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. The Company filed for marketing authorization with ANVISA, the Brazilian health regulatory authority, which granted priority review. It expects approval in Brazil by the end of 2019. Waylivra is currently under regulatory review in the EU for the treatment of familial chylomicronemia syndrome, or FCS. Waylivra has received a positive opinion recommending conditional marketing authorization from the Committee for Medicinal Products for Human Use, or CHMP, of the EMA. The positive opinion will be referred to the European Commission for consideration.
The Company also has a spinal muscular atrophy (SMA) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., referred to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, its collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA and the EMA in the second half of 2019. In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
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

In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of March 31, 2019, Translarna was available in over 40 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its commercial activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2019 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company intends to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, which the Company initiated in the fourth quarter of 2018. The Company expects that a potential re-submission of an NDA could occur in 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
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
On August 23, 2018, the Company completed its acquisition of Agilis Biotherapeutics, Inc., or Agilis, pursuant to an Agreement and Plan of Merger, dated as of July 19, 2018 (the “Merger Agreement”), by and among the Company, Agility Merger Sub, Inc., a Delaware corporation and the Company's wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC (the "Merger").
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
As of March 31, 2019, the Company had an accumulated deficit of approximately $1,011.0 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.0% convertible senior notes due 2022 (see Note 10), public offerings of common stock in February 2014, October 2014, April 2018 and January 2019, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the

Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2.	Summary of significant accounting policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019 (the "2018 Form 10-K"). Additional significant accounting policies adopted during the three month period ended March 31, 2019 are discussed in further detail below.
Basis of presentation
The accompanying financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2018 and notes thereto included in the 2018 Form 10-K.
In the opinion of management, the unaudited financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholder's equity, and cash flows. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year.
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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	March 31, 2019	December 31, 2018
Raw materials	$1,333	$1,431
Work in progress	8,378	9,324
Finished goods	6,508	5,362
Total inventory	$16,219	$16,117
The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No write downs were recorded for the three month periods ended March 31, 2019 and 2018. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three month periods ended March 31, 2019 and 2018, these amounts were immaterial.

Cost of product sales
Costs of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, including personnel costs, storage costs, amortization of the acquired intangible asset and royalty payments associated with net product sales.
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
Net product revenue
The Company's net product revenue consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. The Company recognizes revenue when its performance obligations with its customers have been satisfied. The Company’s performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when the Company’s customer obtains control of either Translarna or Emflaza, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.3 million as of March 31, 2019 and $0.7 million as of December 31, 2018. Bad debt expense was immaterial for the three month periods ended March 31, 2019 and 2018.
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
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended March 31, 2019.

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

The Company recorded a deferred tax liability in conjunction with the Merger of $122.0 million related to the tax basis difference in the IPR&D indefinite-lived intangibles acquired. The Company's policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.
Leases
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)” along with other amendments issued in 2017 and 2018. Topic 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (Topic 840). Topic 842 requires organizations to recognize leased assets and liabilities on the balance sheet. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.
The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company accounts for as a single lease component for all leases.
Under the standard, operating leases are classified as right of use ("ROU") assets, short term lease liabilities, and long term lease liabilities. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are amortized and lease liabilities accrete to yield straight-line expense over the term of the lease. Lease payments included in the measurement of the lease liability are comprised of fixed payments.
Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented in the Company’s consolidated statements of operations in the same line item as expense arising from fixed lease payments for operating leases.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company applies this policy to all underlying asset categories.
Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.
The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Leasehold improvements are capitalized and depreciated over the lesser of useful life or lease term.
See the "Impact of recently adopted accounting pronouncements" section within this Note below and Note 3 Leases for additional information. The information presented for periods prior to January 1, 2019 has not been adjusted and is reported under Topic 840.
Recently issued accounting standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company expects to adopt this guidance when effective and is assessing what effect the adoption of ASU 2016-13 will have on its consolidated financial statements and accompanying notes.
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
Impact of recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)”. This standard requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Additionally, in March 2019, the FASB issued ASU 2019-01,"Leases (Topic 842): Codification Improvements”. ASU 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. The Company adopted the new guidance on January 1, 2019 using the modified retrospective method. Prior period results were not adjusted and continue to be presented under Topic 840 based on the accounting standards originally in effect for such periods. As part of the adoption, the Company has elected to utilize practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to: 1) carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements, 2) not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component (the Company elected to apply this practical expedient to all underlying asset classes), 3) not apply the recognition requirements in ASC 842 to short-term leases, and 4) not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial. Upon adoption, the Company recorded an operating lease liability with a corresponding operating lease ROU asset of $11.3 million. The adoption did not have a material impact on the consolidated results of operations, stockholder's equity, and cash flows for the three-months ended March 31, 2019. As the Company is not a lessor, the aspects of the new guidance pertaining to lessors was not applicable for the Company.
In February 2018, the FASB issued ASU 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This standard permits the reclassification of tax effects stranded in other comprehensive income as a result of tax reform to retained earnings related to the change in federal tax rate in addition to other stranded effects that relate to the Tax Cuts and Job Act ("the Act") but do not directly relate to the change in the federal rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company adopted this guidance on January 1, 2019 and elected not to reclassify the tax effects in other comprehensive income related to the Act, as these amounts were immaterial. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting". This standard expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company adopted this guidance on January 1, 2019. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
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
The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022 and August 2024, in addition to office space in various countries for international employees primarily through workspace providers. The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.7 years to 7.2 years and certain of the leases include renewal options to extend the lease for up to 10 years.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating Lease Cost
Fixed lease cost	$812
Variable lease cost	143
Short-term lease cost	53
Total operating lease cost	$1,008

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.
Supplemental balance sheet information related to leases was as follows:

March 31, 2019

Operating lease ROU asset	$10,700

Operating lease liabilities- current	$2,025
Operating lease liabilities- noncurrent	8,770
Total operating lease liability	$10,795

Operating lease ROU asset is a component of Deposits and Other Assets on the consolidated balance sheet. The current portion of operating lease liability is a component of other current liabilities on the consolidated balance sheet. The long term portion of operating lease liabilities is a component of other long term liabilities on the consolidated balance sheet.
Supplemental lease term and discount rate information related to leases was as follows:

March 31, 2019

Weighted-average remaining lease terms - operating leases (years)	4.71
Weighted-average discount rate - operating leases	7.02%

Supplemental cash flow information related to leases was as follows:

Three-Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$732
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,314

Future minimum lease payments under non-cancelable leases as of March 31, 2019 were as follows:

Operating Leases
2019 (Excludes the three-months ended March 31, 2019)	$2,130
2020	2,995
2021	2,478
2022	2,152
2023 and thereafter	2,166
Total lease payments	11,921
Less: Imputed Interest	1,126
Total	$10,795

As of March 31, 2019, the Company had no operating leases that had not yet commenced.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$206,018	$—	$206,018	$—
Stock appreciation rights liability	$1,034	$—	$—	$1,034
Deferred consideration payable	$38,200	$—	$38,200	$—
Contingent consideration payable- development and regulatory milestones	$270,800	$—	$—	$270,800
Contingent consideration payable- net sales milestones and royalties	$60,100	$—	$—	$60,100

	December 31, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$58,088	$—	$58,088	$—
Stock appreciation rights liability	$3,814	$—	$—	$3,814
Deferred consideration payable	$37,700	$—	$37,700	$—
Contingent consideration payable- development and regulatory milestones	$257,040	$—	$—	$257,040
Contingent consideration payable- net sales milestones and royalties	$53,200	$—	$—	$53,200
No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended March 31, 2019 and December 31, 2018.
The following is a summary of marketable securities accounted for as available-for-sale securities at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$78,032	$46	$—	$78,078
Corporate debt securities	114,811	68	(46)	114,833
Asset-backed securities	13,104	4	(1)	13,107
Total	$205,947	$118	$(47)	$206,018

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$31,657	$43	$(1)	$31,699
Corporate debt securities	26,399	—	(10)	26,389
Total	$58,056	$43	$(11)	$58,088
At March 31, 2019 and December 31, 2018, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of March 31, 2019 and December 31, 2018, the Company did not have any realized gains/losses from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2019 are as follows:

	March 31, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	(46)	61,716	—	—	(46)	61,716
Asset-backed securities	(1)	6,077	—	—	(1)	6,077
Total	$(47)	$67,793	$—	$—	$(47)	$67,793
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018 are as follows:

	December 31, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	$1,993	$—	$—	$(1)	$1,993
Corporate debt securities	(7)	14,230	(3)	10,087	(10)	24,317
Total	$(8)	$16,223	$(3)	$10,087	$(11)	$26,310
Marketable securities on the balance sheet at March 31, 2019 and December 31, 2018 mature as follows:

	March 31, 2019
	Less Than 12 Months	More Than 12 Months
Commercial paper	$78,078	$—
Corporate debt securities	55,621	59,212
Asset-backed securities	11,176	1,931
Total Marketable securities	$144,875	$61,143

	December 31, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$31,699	$—
Corporate debt securities	26,389	—
Total Marketable securities	$58,088	$—
The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 10. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2019 and December 31, 2018 was $154.3 million and $146.6 million, respectively.
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

Deferred consideration payable
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company is required to pay $40.0 million of development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payable at March 31, 2019 was estimated to be $38.2 million by applying a discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidates. As of March 31, 2019, $19.3 million of the deferred consideration payable was classified as current on the balance sheet.
Level 3 valuation
The stock appreciation rights ("SARs") liability is classified in Other liabilities on the Company’s consolidated balance sheets. The SARs liability is marked-to-market each reporting period with the change in fair value recorded as compensation expense on the Company’s consolidated statements of operations until the SARS vest. The fair value of the SARs liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.
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
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the SARs liability, and the contingent consideration payable for the period ended March 31, 2019. The changes in the fair value of the Company's Level 3 valuations for the period ended March 31, 2018 were immaterial.

	Level 3 liabilities
	SARs	Contingent consideration payable- development and regulatory milestones	Contingent consideration payable- net sales milestones and royalties
Beginning balance as of December 31, 2018	$3,814	$257,040	$53,200
Additions	—	—	—
Change in fair value	1,035	13,760	6,900
Payments	(3,815)	$—	$—
Ending balance as of March 31, 2019	$1,034	$270,800	$60,100

The following significant unobservable inputs were used in the valuation of the SARs liability, and the contingent consideration payable for the periods ended March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$1,034	Option-pricing model	Volatility	57.34%
			Risk free interest rate	2.42%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$37.64
			Expected life	0.76 years
Contingent consideration payable- development and regulatory milestones	$270,800	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	4.3% - 6.4%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$60,100	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	13.5%
			Projected years of payments	2021 - 2038

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,814	Option-pricing model	Volatility	46.53% - 59.59%
			Risk free interest rate	2.44% - 2.63%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$34.32
			Expected life	0.01 - 1.01 years
Contingent consideration payable- development and regulatory milestones	$257,040	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	5.8% - 8.0%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$53,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.0%
			Projected years of payments	2021 - 2038
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
The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three months ended March 31, 2019:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2018	$31	$1,431	$1,462
Other comprehensive income (loss) before reclassifications	59	(716)	(657)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	59	(716)	(657)
Balance at March 31, 2019	$90	$715	$805

6.	Accounts payable and accrued expenses
Accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Employee compensation, benefits, and related accruals	$13,277	$27,629
Consulting and contracted research	15,021	11,267
Professional fees	4,631	5,574
Sales allowance and other costs	31,666	29,417
Sales rebates and royalties	20,047	31,874
Accounts payable	9,786	6,001
Other	4,022	16,437
	$98,450	$128,199

7.	Capitalization
In January 2019, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. The Company received net proceeds of $224.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Warrants
All of the Company’s outstanding warrants were classified as liabilities as of March 31, 2019 and December 31, 2018 because they contained non-standard antidilution provisions. The fair value of the warrants as of March 31, 2019 and December 31, 2018 was immaterial.
The following is a summary of the Company’s outstanding warrants as of March 31, 2019 and December 31, 2018:

	Warrant shares	Exercise price	Expiration
Common stock	7,030	$128.00	September 2019
Common stock	130	$2,520.00	August 2019
8.    Net loss per share
Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares plus the effect of any dilutive potential common shares outstanding during the period.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2019		2018
Numerator
Net loss	$(72,113)		$(19,263)
Denominator
Denominator for basic and diluted net loss per share	55,855,111		41,626,617
Net loss per share:
Basic and diluted	$(1.29)	*	$(0.46)	*

*In the three months ended March 31, 2019 and 2018, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2019	2018
Stock Options	10,811,383	8,176,777
Unvested restricted stock awards and units	695,339	615,375
Total	11,506,722	8,792,152

9.	Stock award plan
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of March 31, 2019, awards for 323,395 shares of common stock are available for issuance.
From January 1, 2019 through March 31, 2019, the Company issued a total of 2,490,970 stock options to various employees.  Of those, 292,550 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the Nasdaq inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2018	8,534,358	$28.58
Granted	2,490,970	$33.01
Exercised	(80,826)	$15.85
Forfeited/Cancelled	(133,119)	$29.10
Outstanding at March 31, 2019	10,811,383	$29.67	7.72 years	$117,201
Vested or Expected to vest at March 31, 2019	5,364,300	$28.40	9.15 years	$53,343
Exercisable at March 31, 2019	4,987,460	$31.00	6.04 years	$60,063
The fair value of grants made in the three months ended March 31, 2019 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended March 31, 2019
Risk-free interest rate	2.53 - 2.63%
Expected volatility	62.62 - 63.01%
Expected term	6.11 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2019 was $19.72 per share.
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
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	571,479	$17.61
Granted	304,549	$32.94
Vested	(161,077)	$17.60
Forfeited	(19,612)	$20.42
Unvested at March 31, 2019	695,339	$24.27
Stock Appreciation Rights—SARs entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees ("the 2016 SARs"). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ended March 31, 2019, a total of 157,930 SARs vested. For the period ended March 31, 2019, the Company recorded $1.0 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ended March 31, 2019, the Company recorded $0.3 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$4,686	$3,747
Selling, general and administrative	4,577	4,001
Total	$9,263	$7,748
As of March 31, 2019, there was approximately $100.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.24 years.

10.	Debt
2017 Credit Facility
In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The Company's ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and will be amortized over the term of the Credit Facility.
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
The Credit Facility is subject to certain financial covenants. As of March 31, 2019, the Company was in compliance with all required covenants.
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
The Convertible Notes are governed by an indenture (the "Convertible Notes Indenture") with U.S Bank National Association as trustee (the "Convertible Notes Trustee").

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
The Convertible Notes consist of the following:

Liability component	March 31, 2019	December 31, 2018
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,648)	(1,746)
Less: Debt discount, net(1)	(33,072)	(35,054)
Net carrying amount	$115,280	$113,200

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.
The fair value of the Convertible Notes was approximately $154.3 million as of March 31, 2019. The Company estimates the fair value of its Convertible Notes utilizing market quotations for debt that have quoted prices in active markets. As of March 31, 2019, the remaining contractual life of the Convertible Notes is approximately 3.4 years.
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$1,110	$1,110
Amortization of debt issuance costs	99	89
Amortization of debt discount	1,982	1,780
Total	$3,191	$2,979
Effective interest rate of the liability component	11%	11%

11.	Commitments and contingencies
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
The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, if the Company outlicenses rights to a collaboration product, a specified percentage of certain payments the Company receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon the Company's payment to the SMA Foundation of a specified amount.
Pursuant to the Merger Agreement with Agilis, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The Company is required to pay $40.0 million of the development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved.
The Company also has a Collaboration and License Agreement with Akcea Therapeutics, Inc. ("Akcea") for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean ("the Akcea Collaboration and License Agreement"). Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million. An additional $6.0 million is payable within 30 days after receipt of regulatory approval of Waylivra from the FDA or the EMA, whichever occurs earlier. In addition, Akcea is eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a product from ANVISA, subject to a maximum aggregate amount of $8.0 million for all such products. Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Akcea Collaboration and License Agreement. The Company filed a request for marketing authorizations for Tegsedi with ANVISA. Waylivra is currently under regulatory review in the EU.
The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty payments associated with Translarna and Emflaza product net sales, payable quarterly or annually in accordance with the terms of the related agreements.
From time to time in the ordinary course of its business, the Company is subject to claims, legal proceedings and disputes, including as a result of patients seeking to participate in the Company's clinical trials or otherwise gain access to its product candidates. The Company is not currently aware of any material legal proceedings against it.
12.    Revenue recognition
Net product sales
The Company views its operations and manages its business in one operating segment. During the three month periods ended March 31, 2019 and 2018, net product sales in the United States were $17.8 million and $19.2 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $35.3 million and $36.8 million, respectively, consisting solely of Translarna.
The following table presents changes in the Company’s contract liabilities from December 31, 2018 to March 31, 2019 and December 31, 2017 to March 31, 2018:

	Balance as of December 31, 2018	Additions	Deductions	ASC 606 Adjustment	Balance as of March 31, 2019
Deferred Revenue	$12,938	$1,412	$—	$—	$14,350

	Balance as of December 31, 2017	Additions	Deductions	ASC 606 Adjustment	Balance as of March 31, 2018
Deferred Revenue	$11,891	$1,346	$—	$(3,937)	$9,300
The Company did not have any contract assets for the three month periods ended March 31, 2019 and 2018.
During the three month periods ended March 31, 2019 and 2018, the Company recognized revenue in the period from:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Amounts included in contract liabilities at the beginning of the period	$—	$—
Performance obligations satisfied in previous period	—	—
Performance obligations satisfied in current period	53,054	55,981
Total product revenue	$53,054	$55,981

The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three month periods ended March 31, 2019 and 2018.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of March 31, 2019 and 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $14.4 million and $9.3 million, respectively. The Company expects to recognize revenue over the next one to three years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
Collaboration revenue
The Company has ongoing collaborations with the Spinal Muscular Atrophy Foundation ("SMA Foundation") and F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, "Roche") and early stage discovery arrangements with other institutions. The following are the key terms to the Company’s (i) ongoing collaborations and (ii) early stage discovery and development arrangements.
Roche and SMA Foundation
In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company’s spinal muscular atrophy program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, after which Roche provided the Company with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full-time equivalent employees that the Company contributed to the research program.
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
Under the agreement, the Company is eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.
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

The remaining potential research and development event milestones that can be received as of March 31, 2019 is $87.5 million. The remaining potential sales milestones as of March 31, 2019 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.
For the three months ended March 31, 2019 and 2018, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively.
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
Generally, the two material promises in these arrangements are the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises are bundled into one distinct performance obligation. As of adoption of ASC Topic 606 on January 1, 2018, all deferred revenue related to these arrangements had been recognized. For the three months ended March 31, 2019 and 2018, the Company did not recognize any revenue related to discovery agreements.
The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143.0 million and up to $252.0 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product. The Company will recognize revenue when it is probable the milestones will be achieved (see Note 2). For the three months ended March 31, 2019 and 2018, the Company did not recognize any revenue related to early stage collaborations.

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
Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the three month periods ended March 31, 2019 and 2018, no milestone payments were recorded.
For the three month periods ended March 31, 2019 and 2018, the Company recognized amortization expense of $6.1 million and $5.4 million, respectively, related to the Emflaza rights intangible asset. The estimated future amortization of the Emflaza rights intangible asset is expected to be as follows:

As of March 31, 2019
2019	$18,207
2020	24,277
2021	24,277
2022	24,276
2023 and thereafter	27,418
Total	$118,455
Indefinite-lived intangibles
In connection with the acquisition of Agilis, the Company acquired rights to PTC-AADC, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. The Agilis platform also includes a gene therapy asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. An investigational new drug ("IND") submission with the FDA for this program is expected in late 2019. Additionally, the Agilis platform includes two other gene therapy programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.

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

Goodwill
As a result of the Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There were no changes to the recorded value of goodwill for the three month period ended March 31, 2019.

14.	Subsequent events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the unaudited consolidated financial statements or disclosures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019, or our 2018 Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q and Part I, Item 1A. (Risk Factors) of our 2018 Annual Report, and our actual results may differ materially from those anticipated in these forward-looking statements.
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
Corporate Updates
DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder.  Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. During the quarter ended March 31, 2019, we recognized $35.3 million in net sales of Translarna. Translarna is currently available for the treatment of nmDMD in over 40 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients five years and older. During the quarter ended March 31, 2019, Emflaza achieved net sales of $17.8 million.
Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In July 2018, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2019. In February 2019, we submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2021. Due to enrollment at a slower pace in certain countries than initially expected, in our February 2019 marketing authorization renewal request, we asked the EMA to extend the timeframe for submission of the results of Study 041 to the EMA to the end of the third quarter of 2022.
In April 2019 we received approval for marketing authorization for Translarna in Brazil from ANVISA, the Brazilian health regulatory authority, for the treatment of nmDMD in ambulatory patients aged five years and older.
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
Emflaza is approved in the United States for the treatment of DMD in patients five years and older. In recent interactions with the FDA, we were invited to submit a supplementary NDA, or sNDA, for Emflaza for patients two to five years of age on the basis that existing data support its safety and efficacy in this population. We recently submitted the sNDA for potential approval in 2019, recently received an approval action date of July 4, 2019, and, upon approval, now expect to launch Emflaza in this younger population before the end of 2019.
Gene Therapy Platform

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in late 2019, with an anticipated commercial launch in the United States in 2020. We are also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the EMA, which will follow our BLA submission to the FDA.
Akcea Partnership
We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean, or the PTC Territory, pursuant to our collaboration and license agreement with Akcea Therapeutics, Inc, or the Akcea Agreement.
Tegsedi has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. We filed for marketing authorization with ANVISA, the Brazilian health regulatory authority, which granted priority review. We expect approval in Brazil by the end of 2019.
Waylivra is currently under regulatory review in the EU for the treatment of familial chylomicronemia syndrome, or FCS. Waylivra has received a positive opinion recommending conditional marketing authorization from the Committee for Medicinal Products for Human Use, or CHMP, of the EMA. The positive opinion will be referred to the European Commission for consideration.
Neither Tegsedi nor Waylivra is currently approved for marketing in the PTC Territory.
Splicing Platform
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
In the first quarter of 2019, we initiated a Phase 1 dose escalation study of PTC596, one of our oncology agents, for leiomyosarcoma, or LMS.
Funding
The success of our products, product candidates and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. Our revenues are primarily generated from sales of Translarna for the treatment of nmDMD in territories where we are permitted to distribute Translarna under our EAP programs and in countries in the EEA where we were able to obtain acceptable commercial pricing and reimbursement terms, and from sales of Emflaza for the treatment of DMD in the United States.
To date, we have financed our operations primarily through our offering of 3.0% convertible senior notes due August 15, 2022, or the Convertible Notes offering, our public offerings of common stock in February 2014, October 2014, April 2018, and January 2019, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States.
The Credit Agreement provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017 and remained outstanding as of March 31, 2019. Our ability to draw on the remaining $20 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.

In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
As of March 31, 2019, we had an accumulated deficit of $1,011.0 million. We had a net loss of $72.1 million and $19.3 million for the three month periods ended March 31, 2019 and 2018, respectively.
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
We have never been profitable and we will need to generate significant revenues to achieve and sustain profitability, and we may never do so. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.
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
The following table provides research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$15,783	$18,323
Gene Therapy	11,241	—
Oncology	7,292	1,111
Emflaza	6,130	3,038
Other research and preclinical	12,120	8,891
Total research and development	$52,566	$31,363
The successful development of our products and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

·	the scope, rate of progress and expense of our clinical trials and other research and development activities;

·	the potential benefits of our products and product candidates over other therapies;

·
our ability to market, commercialize and achieve market acceptance for any of our products or product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us and to obtain and maintain marketing authorizations we currently have or may receive in the future for our products and product candidates;

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
During the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our 2018 Annual Report on Form 10-K, other than those disclosed below.
Revenue recognition
Net Product Revenue
Our net product revenue consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of either Translarna or Emflaza, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
We record product sales net of any variable consideration, which includes discounts, allowances, rebates and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. Historically, returns of Translarna and Emflaza have been immaterial to our financial statements.

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

•	Significant Financing Component - We expect the period between when we transfer a promised good or service to a customer and when the customer pays for the good or service to be one year or less.

•	Immaterial Performance Obligations - We disregard promises deemed to be immaterial in the context of the contract.

•	Shipping and Handling Activities - We consider any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise.
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
Leases
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)” along with other amendments issued in 2017 and 2018. Topic 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (Topic 840). Topic 842 requires organizations to recognize leased assets and liabilities on the balance sheet. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

We determine if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to us the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. We have lease agreements which include lease and non-lease components, which we account for as a single lease component for all leases.
Under the standard, operating leases are classified as right of use ("ROU") assets, short term lease liabilities, and long term lease liabilities. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are amortized and lease liabilities accrete to yield straight-line expense over the term of the lease. Lease payments included in the measurement of the lease liability are comprised of fixed payments.
Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented in our consolidated statements of operations in the same line item as expense arising from fixed lease payments for operating leases.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. We apply this policy to all underlying asset categories.
Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.
The lease term for all of our leases includes the non-cancellable period of the lease plus any additional periods covered by either our option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Results of operations
Three months ended March 31, 2019 compared to three months ended March 31, 2018
The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change 2019 vs. 2018
(in thousands)	2019	2018
Net product revenue	$53,054	$55,981	$(2,927)
Collaboration and grant revenue	529	81	448
Cost of product sales, excluding amortization of acquired intangible asset	2,376	3,045	(669)
Amortization of acquired intangible asset	6,077	5,428	649
Research and development expense	52,566	31,363	21,203
Selling, general and administrative expense	40,544	32,969	7,575
Change in the fair value of deferred and contingent consideration	21,160	—	21,160
Interest expense, net	(2,288)	(3,303)	1,015
Other (expense) income, net	(109)	1,004	(1,113)
Income tax expense	(576)	(221)	(355)
Net product revenues. Net product revenues were $53.1 million for the three months ended March 31, 2019, a decrease of $2.9 million, or 5%, from $56.0 million for the three months ended March 31, 2018. The decrease in net product revenue was primarily due to lumpiness in ordering patterns from Latin America for Translarna and first quarter dynamics including seasonality for Emflaza.
Collaboration and grant revenues. Collaboration and grant revenues were $0.5 million for the three months ended March 31, 2019, an increase of $0.4 million, or 553%, from $0.1 million for the three months ended March 31, 2018. The increase in revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $2.4 million for the three months ended March 31, 2019, a decrease of $0.7 million, or 22%, from $3.0 million for the three months ended March 31, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our acquired Emflaza intangible asset was $6.1 million for the three months ended March 31, 2019, an increase of $0.6 million, or 12%, from $5.4 million for the three months ended March 31, 2018. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017 and Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset.
Research and development expense. Research and development expense was $52.6 million for the three months ended March 31, 2019, an increase of $21.2 million, or 68%, from $31.4 million for the three months ended March 31, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $40.5 million for the three months ended March 31, 2019, an increase of $7.6 million, or 23%, from $33.0 million for the three months ended March 31, 2018. The increase was primarily due to continued investment to support our commercial activities.
Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was $21.2 million for the three months ended March 31, 2019, compared to $0.0 million for the three months ended March 31, 2018. The change is related to the fair valuation of the potential future consideration to be paid to former equity holders of Agilis Biotherapeutics, Inc., or Agilis, as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.  Interest expense, net was $2.3 million for the three months ended March 31, 2019, a decrease of $1.0 million, or 31%, from $3.3 million for the three months ended March 31, 2018.  The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the Convertible Notes and the Credit Agreement.
Other (expense) income, net. Other (expense) income, net was $0.1 million for the three months ended March 31, 2019, a decrease in income of $1.1 million, or 111%, from other income, net of $1.0 million for the three months ended March 31, 2018. The decrease in other income, net resulted primarily from exchange rate changes in the current period.
Income tax expense. Income tax expense was $0.6 million for the three months ended March 31, 2019 and $0.2 million for the three months ended March 31, 2018. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
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
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have recognized revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and Emflaza, as well as Waylivra and Tegsedi once our commercialization efforts of them commence. As a result, while we expect to continue to generate operating losses in 2019, we anticipate that operating losses generated in future periods should decline versus prior periods. The net losses we incur may fluctuate significantly from quarter to quarter.
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
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017 and remained outstanding as of March 31, 2019. Our ability to draw on the remaining $20 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses.
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
Cash flows
As of March 31, 2019, we had cash, cash equivalents and marketable securities of $407.2 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash (used in) provided by:
Operating activities	(42,409)	(15,878)
Investing activities	(150,498)	(1,648)
Financing activities	225,722	1,136
Net cash used in operating activities was $42.4 million for the three months ended March 31, 2019 and $15.9 million for the three months ended March 31, 2018. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.
Net cash used in investing activities was $150.5 million for the three months ended March 31, 2019 and $1.6 million for the three months ended March 31, 2018.  Cash used in investing activities for the three months ended March 31, 2019 and the three months ended March 31, 2018 was primarily related to net purchases of marketable securities.
Net cash provided by financing activities was $225.7 million for the three months ended March 31, 2019 and $1.1 million for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to our equity offering in January 2019 and the exercise of options. Cash provided by financing activities for the three months ended March 31, 2018 was primarily attributable to exercise of options.
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

•
the progress and results of our open label extension clinical trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia, nonsense mutation Dravet syndrome/CDKL5 and limb-girdle 2I and activities under our gene therapy, splicing and oncology programs;

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
We have never been profitable and we will need to generate significant revenues to achieve and sustain profitability, and we may never do so. We may need to obtain substantial additional funding in connection with our continuing operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates and marketing, distribution or licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
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
Contractual obligations
During the period ended March 31, 2019, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our 2018 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the period ended March 31, 2019, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the first quarter of 2019, we implemented an enterprise resource planning (“ERP”) system, Oracle, on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. We have completed the implementation of certain processes, including the financial consolidation and reporting, sales order to cash, fixed assets, supplier management and indirect procure-to-pay processes, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting for the three months ended March 31, 2019. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting for the three months ended March 31, 2019. No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time in the ordinary course of our business, we are subject to claims, legal proceedings and disputes, including as a result of patients seeking to participate in our clinical trials or otherwise gain access to our product candidates. We are not currently aware of any material legal proceedings to which we are a party or of which any of our property is subject.
Item 1A.  Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2018, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement grant awards. Pursuant to the Nasdaq inducement grant exception, during the quarter ended March 31, 2019, we issued options to purchase an aggregate of 292,550 shares of common stock to certain new hire employees at a weighted-average exercise price of $33.00 per share. The shares underlying these options will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

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

PTC THERAPEUTICS, INC.

Date: May 2, 2019	By:	/s/ Christine Utter
Christine Utter
Principal Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)