Form 10-Q
period 2019-06-30
PTC THERAPEUTICS, INC.
filed 2019-08-06
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, there were 58,949,680 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	our ability to increase our manufacturing capabilities for our gene therapy platform;

•	our expectations with respect to the potential financial impact of our leased biologics facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$136,094	$169,498
Marketable securities	227,447	58,088
Trade receivables, net	77,104	67,907
Inventory, net	16,897	16,117
Prepaid expenses and other current assets	17,424	9,247
Total current assets	474,966	320,857
Fixed assets, net	15,391	12,694
Intangible assets, net	702,729	701,031
Goodwill	82,341	82,341
Deposits and other assets	16,145	2,299
Total assets	$1,291,572	$1,119,222
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$122,375	$128,199
Current portion of long-term debt	20,000	11,667
Deferred revenue	8,005	3,716
Other current liabilities	4,179	3,814
Deferred consideration payable	19,400	19,400
Total current liabilities	173,959	166,796
Deferred revenue	7,797	9,722
Long-term debt	135,683	141,347
Contingent consideration payable	336,200	310,240
Deferred consideration payable	18,800	18,300
Deferred tax liability	122,032	122,032
Other long-term liabilities	8,416	58
Total liabilities	802,887	768,495
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 58,707,185 shares at June 30, 2019. Authorized 125,000,000 shares; issued and outstanding 50,606,147 shares at December 31, 2018.	58	51
Additional paid-in capital	1,539,530	1,288,137
Accumulated other comprehensive income	1,922	1,462
Accumulated deficit	(1,052,825)	(938,923)
Total stockholders’ equity	488,685	350,727
Total liabilities and stockholders’ equity	$1,291,572	$1,119,222

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product revenue	$85,476	$68,170	$138,530	$124,151
Collaboration and grant revenue	46	573	575	654
Total revenues	85,522	68,743	139,105	124,805
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	3,211	2,572	5,587	5,616
Amortization of acquired intangible assets	6,575	5,593	12,652	11,022
Research and development	59,979	32,607	112,544	63,970
Selling, general and administrative	49,215	33,545	89,760	66,514
Change in the fair value of deferred and contingent consideration	5,300	—	26,460	—
Total operating expenses	124,280	74,317	247,003	147,122
Loss from operations	(38,758)	(5,574)	(107,898)	(22,317)
Interest expense, net	(2,074)	(2,884)	(4,362)	(6,187)
Other (expense) income, net	(183)	(673)	(292)	332
Loss before income tax expense	(41,015)	(9,131)	(112,552)	(28,172)
Income tax expense	(774)	(389)	(1,350)	(610)
Net loss attributable to common stockholders	$(41,789)	$(9,520)	$(113,902)	$(28,782)

Weighted-average shares outstanding:
Basic and diluted (in shares)	55,912,748	46,137,833	57,113,141	46,257,397
Net loss per share—basic and diluted (in dollars per share)	$(0.75)	$(0.21)	$(1.99)	$(0.62)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(41,789)	$(9,520)	$(113,902)	$(28,782)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	839	40	898	(83)
Foreign currency translation gain (loss)	278	(3,138)	(438)	(2,031)
Comprehensive loss	$(40,672)	$(12,618)	$(113,442)	$(30,896)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
In thousands

Three months ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, March 31, 2019	58,418,790	$58	$1,523,115	$805	$(1,011,036)	$512,942
Issuance of common stock related to equity offering	—	—	106	—	—	106
Exercise of options	230,176	—	2,847	—	—	2,847
Restricted stock vesting and issuance	3,500	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	54,719	—	1,564	—	—	1,564
Share-based compensation expense	—	—	10,920	—	—	10,920
Receivable from investor	—	—	978	—	—	978
Net loss	—	—	—	—	(41,789)	(41,789)
Comprehensive income	—	—	—	1,117	—	1,117
Balance, June 30, 2019	58,707,185	$58	$1,539,530	$1,922	$(1,052,825)	$488,685

Three months ended June 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, March 31, 2018	41,809,398	$42	$975,418	$4,953	$(830,104)	$150,309
Issuance of common stock related to equity offering	4,600,000	5	117,869	—	—	117,874
Exercise of options	183,567	—	2,455	—	—	2,455
Issuance of common stock in connection with an employee stock purchase plan	87,517	—	1,298	—	—	1,298
Share-based compensation expense	—	—	8,084	—	—	8,084
Net loss	—	—	—	—	(9,520)	(9,520)
Comprehensive loss	—	—	—	(3,098)	—	(3,098)
Balance, June 30, 2018	46,680,482	47	1,105,124	1,855	(839,624)	267,402

Six months ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offering	7,563,725	7	224,538	—	—	224,545
Exercise of options	311,002	—	4,129	—	—	4,129
Restricted stock vesting and issuance	171,592	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	54,719	—	1,564	—	—	1,564
Share-based compensation expense	—	—	20,184	—	—	20,184
Receivable from investor	—	—	978	—	—	978
Net loss	—	—	—	—	(113,902)	(113,902)
Comprehensive income	—	—	—	460	—	460
Balance, June 30, 2019	58,707,185	58	1,539,530	1,922	(1,052,825)	488,685

Six months ended June 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437
Adjustments to accumulated deficit and other	—	$—	(1)	$—	$3,266	$3,265
Issuance of common stock related to equity offering	4,600,000	5	117,869	—	—	117,874
Exercise of options	260,879	—	3,592	—	—	3,592
Restricted stock vesting and issuance	119,691	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	87,517	—	1,299	—	—	1,299
Share-based compensation expense	—	—	15,831	—	—	15,831
Net loss	—	—	—	—	(28,782)	$(28,782)
Comprehensive loss	—	—	—	(2,114)	—	(2,114)
Balance, June 30, 2018	46,680,482	47	1,105,124	1,855	(839,624)	267,402
See accompanying unaudited notes.

PTC Therapeutics, Inc. Consolidated Statements of Cash Flows (unaudited) In thousands
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(113,902)	$(28,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,760	12,243
Change in valuation of deferred and contingent consideration	26,460	—
Unrealized gain on MRI investment	(129)	—
Non-cash interest expense	4,055	3,644
Loss on disposal of asset	50	—
Amortization of discounts on investments, net	(907)	(230)
Amortization of debt issuance costs	280	256
Share-based compensation expense	20,184	15,831
Unrealized foreign currency transaction losses (gains), net	62	(764)
Changes in operating assets and liabilities:
Inventory	(852)	(3,393)
Prepaid expenses and other current assets	(7,250)	254
Trade receivables, net	(9,702)	(20,429)
Deposits and other assets	(9,656)	(419)
Accounts payable and accrued expenses	(7,546)	2,225
Other liabilities	8,651	485
Deferred revenue	2,511	3,204
Net cash used in operating activities	(72,931)	(15,875)
Cash flows from investing activities
Purchases of fixed assets	(4,851)	(1,187)
Purchases of equity investment in MRI	(4,000)	—
Purchases of marketable securities	(226,261)	(28,656)
Sale and redemption of marketable securities	58,424	35,939
Acquisition of product rights and licenses	(11,981)	—
Net cash (used in) provided by investing activities	(188,669)	6,096
Cash flows from financing activities
Proceeds from exercise of options	4,129	3,592
Net proceeds from public offerings	224,545	117,874
Repayment of senior secured term loan	(1,667)	—
Proceeds from shares issued under employee stock purchase plan	1,564	1,299
Net cash provided by financing activities	228,571	122,765
Effect of exchange rate changes on cash	(375)	(990)
Net (decrease) increase in cash and cash equivalents	(33,404)	111,996
Cash and cash equivalents, beginning of period	169,498	111,792
Cash and cash equivalents, end of period	$136,094	$223,788
Supplemental disclosure of cash information
Cash paid for interest	$3,111	$3,838
Cash paid for income taxes	$1,013	$758
Supplemental disclosure of non-cash investing and financing activity
Change in unrealized gain (loss) on marketable securities, net of tax	$898	$(83)
Right-of-use assets obtained in exchange for lease obligations	$11,643	$—
Acquisition of product rights and licenses	$8,269	$3,903
See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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
The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission approved a label-extension request to the marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.
The Company has a pipeline of gene therapy product candidates, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency. The Company is preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which it anticipates submitting to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2019, with anticipated commercial launch in the United States in 2020, subject to approval. The Company is also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the European Medicines Agency, or EMA, which will follow its BLA submission to the FDA.
The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean. Tegsedi has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. The Company filed for marketing authorization with ANVISA, the Brazilian health regulatory authority, which granted priority review. It expects approval in Brazil by the end of 2019. Waylivra has received conditional marketing authorization in the EU for the treatment of familial chylomicronemia syndrome, or FCS.
The Company also has a spinal muscular atrophy ("SMA") collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., referred to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, its collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA in the second half of 2019 and the EMA in the first half of 2020. In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. This marketing authorization is further subject to the specific obligation to conduct and submit the results of a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. The final report on the trial and open-label extension is to be submitted by the Company to the EMA by the end of the third quarter of 2022. The Company refers to the trial and open-label extension together as Study 041.
The marketing authorization in the EEA was last renewed in July 2019 and is effective, unless extended, through August 5, 2020. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of June 30, 2019, Translarna was available in over 40 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its commercial activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2019 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
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
Emflaza was initially approved in the United States for the treatment of DMD in patients five years and older. In June 2019, the FDA approved the Company's label expansion request for Emflaza for patients two to five years of age.
On April 20, 2017, the Company completed its acquisition of all rights to Emflaza, or the Transaction. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. The Transaction was completed pursuant to an asset purchase agreement, dated March 15, 2017, as amended on April 20, 2017, (the "Asset Purchase Agreement"), by and between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. The Transaction was accounted for as an asset acquisition. The assets acquired by the Company in the Transaction include intellectual property rights related to Emflaza, inventories of Emflaza, and certain contractual rights related to Emflaza. The Company assumed certain liabilities and obligations in the Transaction arising out of, or relating to, the assets acquired in the Transaction.
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
As of June 30, 2019, the Company had an accumulated deficit of approximately $1,052.8 million. The Company has financed its operations to date primarily through the private offering in August 2015 of 3.0% convertible senior notes due 2022 (see Note 10), public offerings of common stock in February 2014, October 2014, April 2018 and January 2019, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The

Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2.	Summary of significant accounting policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019 (the "2018 Form 10-K"). Additional significant accounting policies adopted during the six month period ended June 30, 2019 are discussed in further detail below.
Basis of presentation
The accompanying financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2018 and notes thereto included in the 2018 Form 10-K.
In the opinion of management, the unaudited financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders' equity, and cash flows. The results of operations for the three and six month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year.
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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2019	December 31, 2018
Raw materials	$2,089	$1,431
Work in progress	8,341	9,324
Finished goods	6,467	5,362
Total inventory	$16,897	$16,117

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No write downs were recorded for the three and six month periods ended June 30, 2019 and 2018. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and six month periods ended June 30, 2019 and 2018, these amounts were immaterial.

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
Net product revenue
The Company's net product revenue primarily consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. The Company recognizes revenue when its performance obligations with its customers have been satisfied. The Company’s performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when the Company’s customer obtains control of either Translarna or Emflaza, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of the invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. Historically, returns of Translarna and Emflaza are immaterial to the financial statements, except as related to labeling changes and changes in specialty pharmacies. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained.
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.5 million as of June 30, 2019 and $0.7 million as of December 31, 2018. Bad debt expense was immaterial for the three and six month periods ended June 30, 2019 and 2018.
Indefinite-lived intangible assets
Indefinite-lived intangible assets consist of in-process research and development ("IPR&D"). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method”, and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets that are determined to have had a drop in their fair value are adjusted downward and an impairment is recognized in the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.
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
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act"), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2019.

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
Impact of recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)”. This standard requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Additionally, in March 2019, the FASB issued ASU 2019-01,"Leases (Topic 842): Codification Improvements”. ASU 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. The Company adopted the new guidance on January 1, 2019 using the modified retrospective method. Prior period results were not adjusted and continue to be presented under Topic 840 based on the accounting standards originally in effect for such periods. As part of the adoption, the Company has elected to utilize practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to: 1) carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements, 2) not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component (the Company elected to apply this practical expedient to all underlying asset classes), 3) not apply the recognition requirements in ASC 842 to short-term leases, and 4) not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial. Upon adoption, the Company recorded an operating lease liability with a corresponding operating lease ROU asset of $11.3 million. The adoption did not have a material impact on the consolidated results of operations, stockholder's equity, and cash flows for the three and six month periods ended June 30, 2019. As the Company is not a lessor, the aspects of the new guidance pertaining to lessors was not applicable for the Company.
In February 2018, the FASB issued ASU 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This standard permits the reclassification of tax effects stranded in other comprehensive income as a result of tax reform to retained earnings related to the change in federal tax rate in addition to other stranded effects that relate to the 2017 Tax Act but do not directly relate to the change in the federal rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted for periods for which financial statements have not yet been issued or made available for issuance. The Company adopted this guidance on January 1, 2019 and elected not to reclassify the tax effects in other comprehensive income related to the 2017 Tax Act, as these amounts were immaterial. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
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
The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022 and August 2024, in addition to office space in various countries for international employees primarily through workspace providers. The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.4 years to 7.0 years and certain of the leases include renewal options to extend the lease for up to 10 years.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Cost
Fixed lease cost	$835	$1,647
Variable lease cost	161	304
Short-term lease cost	88	141
Total operating lease cost	$1,084	$2,092

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.
Supplemental balance sheet information related to leases was as follows:

June 30, 2019

Operating lease ROU asset	$10,387

Operating lease liabilities- current	$2,143
Operating lease liabilities- noncurrent	8,416
Total operating lease liability	$10,559

Operating lease ROU asset is a component of deposits and other assets on the consolidated balance sheet. The current portion of operating lease liability is a component of other current liabilities on the consolidated balance sheet. The long term portion of operating lease liabilities is a component of other long term liabilities on the consolidated balance sheet.
Supplemental lease term and discount rate information related to leases was as follows:

June 30, 2019

Weighted-average remaining lease terms - operating leases (years)	4.51
Weighted-average discount rate - operating leases	7.18%

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,508
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,643

Future minimum lease payments under non-cancelable leases as of June 30, 2019 were as follows:

Operating Leases
2019 (Excludes the six months ended June 30, 2019)	$1,371
2020	3,023
2021	2,494
2022	2,147
2023 and thereafter	2,160
Total lease payments	11,195
Less: Imputed Interest	636
Total	$10,559

As of June 30, 2019, the Company had no operating leases that had not yet commenced.

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
In May 2019, the Company purchased $4.0 million of shares of MRI Interventions, Inc.'s ("MRI") common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with MRI, a publicly traded medical device company. The Company determined that the equity investment represents a financial instrument and therefore, recorded it at fair value, which is readily determinable. The equity investment is a component of deposits and other assets on the consolidated balance sheet. During the three and six month periods ended June 30, 2019, the Company recorded an unrealized gain of $0.1 million, which is a component of other (expense) income, net within the consolidated statement of operations. The fair value of the equity investment was $4.1 million as of June 30, 2019. The Company classifies its equity investment in MRI as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.
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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$227,447	$—	$227,447	$—
Equity investment in MRI	$4,129	$4,129	$—	$—
Stock appreciation rights liability	$1,960	$—	$—	$1,960
Deferred consideration payable	$38,200	$—	$38,200	$—
Contingent consideration payable- development and regulatory milestones	$277,400	$—	$—	$277,400
Contingent consideration payable- net sales milestones and royalties	$58,800	$—	$—	$58,800

	December 31, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$58,088	$—	$58,088	$—
Stock appreciation rights liability	$3,814	$—	$—	$3,814
Deferred consideration payable	$37,700	$—	$37,700	$—
Contingent consideration payable- development and regulatory milestones	$257,040	$—	$—	$257,040
Contingent consideration payable- net sales milestones and royalties	$53,200	$—	$—	$53,200

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended June 30, 2019 and December 31, 2018.
The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$70,185	$116	$—	$70,301
Corporate debt securities	129,252	464	(10)	129,706
Asset-backed securities	27,364	76	—	27,440
Total	$226,801	$656	$(10)	$227,447

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$31,657	$43	$(1)	$31,699
Corporate debt securities	26,399	—	(10)	26,389
Total	$58,056	$43	$(11)	$58,088

At June 30, 2019 and December 31, 2018, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of June 30, 2019 and December 31, 2018, the Company did not have any realized gains/losses from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2019 are as follows:

	June 30, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	(10)	17,684	—	—	(10)	17,684
Asset-backed securities	—	—	—	—	—	—
Total	$(10)	$17,684	$—	$—	$(10)	$17,684
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018 are as follows:

	December 31, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	$1,993	$—	$—	$(1)	$1,993
Corporate debt securities	(7)	14,230	(3)	10,087	(10)	24,317
Total	$(8)	$16,223	$(3)	$10,087	$(11)	$26,310

Marketable securities on the balance sheet at June 30, 2019 and December 31, 2018 mature as follows:

	June 30, 2019
	Less Than 12 Months	More Than 12 Months
Commercial paper	$70,301	$—
Corporate debt securities	70,192	59,514
Asset-backed securities	20,639	6,801
Total Marketable securities	$161,132	$66,315

	December 31, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$31,699	$—
Corporate debt securities	26,389	—
Total Marketable securities	$58,088	$—

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible 3.0% senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “Convertible Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 10. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at June 30, 2019 and December 31, 2018 was $166.2 million and $146.6 million, respectively.
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

Deferred consideration payable
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company is required to pay $40.0 million of development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payable at June 30, 2019 was estimated to be $38.2 million by applying a discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidates. As of June 30, 2019, $19.4 million of the deferred consideration payable was classified as current on the balance sheet.
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
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the SARs liability, and the contingent consideration payable for the period ended June 30, 2019. The changes in the fair value of the Company's Level 3 valuations for the period ended June 30, 2018 were immaterial.

	Level 3 liabilities
	SARs	Contingent consideration payable- development and regulatory milestones	Contingent consideration payable- net sales milestones and royalties
Beginning balance as of December 31, 2018	$3,814	$257,040	$53,200
Additions	—	—	—
Change in fair value	1,961	20,360	5,600
Payments	(3,815)		—
Ending balance as of June 30, 2019	$1,960	$277,400	$58,800

The following significant unobservable inputs were used in the valuation of the SARs liability, and the contingent consideration payable for the periods ended June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$1,960	Option-pricing model	Volatility	49.70%
			Risk free interest rate	2.09%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$45.00
			Expected life	0.52 years
Contingent consideration payable- development and regulatory milestones	$277,400	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	3.8% - 5.7%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$58,800	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.5%
			Projected years of payments	2021 - 2038

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,814	Option-pricing model	Volatility	46.53% - 59.59%
			Risk free interest rate	2.44% - 2.63%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$34.32
			Expected life	0.01 - 1.01 years
Contingent consideration payable- development and regulatory milestones	$257,040	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	5.8% - 8.0%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$53,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.0%
			Projected years of payments	2021 - 2038

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
The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and six months ended June 30, 2019:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at March 31, 2019	$90	$715	$805
Other comprehensive income before reclassifications	839	278	1,117
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	839	278	1,117
Balance at June 30, 2019	$929	$993	$1,922

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2018	$31	$1,431	$1,462
Other comprehensive income (loss) before reclassifications	898	(438)	460
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	898	(438)	460
Balance at June 30, 2019	$929	$993	$1,922

6.	Accounts payable and accrued expenses
Accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Employee compensation, benefits, and related accruals	$19,039	$27,629
Consulting and contracted research	12,373	11,267
Professional fees	4,116	5,574
Sales allowance and other costs	36,794	29,417
Sales rebates and royalties	29,449	31,874
Accounts payable	10,219	6,001
Other	10,385	16,437
	$122,375	$128,199

7.	Capitalization
In January 2019, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. The Company received net proceeds of $224.5 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Warrants
All of the Company’s outstanding warrants were classified as liabilities as of June 30, 2019 and December 31, 2018 because they contained non-standard antidilution provisions. The fair value of the warrants as of June 30, 2019 and December 31, 2018 was immaterial.

The following is a summary of the Company’s outstanding warrants as of June 30, 2019 and December 31, 2018:

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
The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Numerator
Net loss	$(41,789)		$(9,520)		$(113,902)		$(28,782)
Denominator
Denominator for basic and diluted net loss per share	55,912,748		46,137,833		57,113,141		46,257,397
Net loss per share:
Basic and diluted	$(0.75)	*	$(0.21)	*	$(1.99)	*	$(0.62)	*

*In the three and six months ended June 30, 2019 and 2018, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2019	2018
Stock Options	10,853,301	8,166,403
Unvested restricted stock awards and units	665,002	584,181
Total	11,518,303	8,750,584

9.	Stock award plan
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive

Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of June 30, 2019, awards for 302,538 shares of common stock are available for issuance.
From January 1, 2019 through June 30, 2019, the Company issued a total of 2,845,620 stock options to various employees.  Of those, 579,700 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.
A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2018	8,534,358	$28.58
Granted	2,845,620	$33.54
Exercised	(311,002)	$16.50
Forfeited/Cancelled	(215,675)	$36.10
Outstanding at June 30, 2019	10,853,301	$30.07	7.59 years	$178,906
Vested or Expected to vest at June 30, 2019	5,334,168	$29.22	9.01 years	$84,446
Exercisable at June 30, 2019	5,138,717	$30.90	5.98 years	$88,423

The fair value of grants made in the six months ended June 30, 2019 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2019
Risk-free interest rate	1.98 - 2.63%
Expected volatility	61.90 - 63.09%
Expected term	6.11 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2019 was $20.01 per share.
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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	571,479	$17.61
Granted	304,549	$32.94
Vested	(179,577)	$17.54
Forfeited	(31,449)	$21.47
Unvested at June 30, 2019	665,002	$24.45

Stock Appreciation Rights—SARs entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the "2016 SARs"). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the six month period ended June 30, 2019, a total of 157,930 SARs vested. For the three and six month periods ended June 30, 2019, the Company recorded $0.9 million and $1.9 million, respectively, in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or the "Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company's Board of Directors. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and six month periods ended June 30, 2019, the Company recorded $0.3 million and $0.6 million, respectively, in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$5,516	$3,932	$10,203	$7,678
Selling, general and administrative	5,404	4,152	9,981	8,153
Total	$10,920	$8,084	$20,184	$15,831

As of June 30, 2019, there was approximately $105.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.10 years.

10.	Debt
2017 Credit Facility
In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The Company's ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and will be amortized over the term of the Credit Facility. As of June 30, 2019, the Company had made loan repayments of $1.7 million on the Credit Facility.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. The Company was obligated to make interest only payments (payable monthly in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, the Company is required to make monthly interest payments and monthly principal payments. The principal payments are to be made based on straight-line amortization of the principal over the twenty-four month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
The Credit Facility is subject to certain financial covenants. As of June 30, 2019, the Company was in compliance with all required covenants.
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
The Convertible Notes consist of the following:

Liability component	June 30, 2019	December 31, 2018
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,544)	(1,746)
Less: Debt discount, net(1)	(30,999)	(35,054)
Net carrying amount	$117,457	$113,200

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the Convertible Notes using the effective interest rate method.
As of June 30, 2019, the remaining contractual life of the Convertible Notes is approximately 3.1 years.
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,131	$1,131	$2,241	$2,241
Amortization of debt issuance costs	103	93	202	182
Amortization of debt discount	2,074	1,863	4,055	3,644
Total	$3,308	$3,087	$6,498	$6,067
Effective interest rate of the liability component	11%	11%	11%	11%

11.	Commitments and contingencies
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
The Company also has a Collaboration and License Agreement with Akcea Therapeutics, Inc. ("Akcea") for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean (the "Akcea Collaboration and License Agreement"). Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million. An additional $6.0 million was paid to Akcea in the three month period ended June 30, 2019 upon regulatory approval of Waylivra from the EMA. In addition, Akcea is eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a product from ANVISA, subject to a maximum aggregate amount of $8.0 million for all such products. Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Akcea Collaboration and License Agreement. The Company filed a request for marketing authorizations for Tegsedi with ANVISA.
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
12.    Revenue recognition
Net product sales
The Company views its operations and manages its business in one operating segment. During the three months ended June 30, 2019 and 2018, net product sales in the United States were $27.6 million and $20.3 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $57.8 million and $47.8 million, respectively, consisting of Translarna and Tegsedi. During the six months ended June 30, 2019 and 2018, net product sales in the United States were $45.4 million and

$39.5 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $93.0 million and $84.6 million, respectively, consisting of Translarna and Tegsedi.
The following table presents changes in the Company’s contract liabilities from December 31, 2018 to June 30, 2019 and December 31, 2017 to June 30, 2018:

	Balance as of December 31, 2018	Additions	Deductions	ASC 606 Adjustment	Balance as of June 30, 2019
Deferred Revenue	$12,938	$2,864	$—	$—	$15,802

	Balance as of December 31, 2017	Additions	Deductions	ASC 606 Adjustment	Balance as of June 30, 2018
Deferred Revenue	$11,891	$2,586	$—	$(3,937)	$10,540

The Company did not have any contract assets for the three and six month periods ended June 30, 2019 and 2018.
During the three and six month periods ended June 30, 2019 and 2018, the Company recognized revenue in the period from:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Amounts included in contract liabilities at the beginning of the period	$—	$—	$—	$—
Performance obligations satisfied in previous period	—	—	—	—
Performance obligations satisfied in current period	85,476	68,170	138,530	124,151
Total product revenue	$85,476	$68,170	$138,530	$124,151

The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six month periods ended June 30, 2019 and 2018.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of June 30, 2019 and 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $15.8 million and $10.5 million, respectively. The Company expects to recognize revenue over the next one to three years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
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
The remaining potential research and development event milestones that can be received as of June 30, 2019 is $87.5 million. The remaining potential sales milestones as of June 30, 2019 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.
For the three months ended June 30, 2019 and 2018, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively.
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
Generally, the two material promises in these arrangements are the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises are bundled into one distinct performance obligation. As of adoption of ASC Topic 606 on January 1, 2018, all deferred revenue related to these arrangements had been recognized. For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any revenue related to discovery agreements.
The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143.0 million and up to $252.0 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product. The Company will recognize revenue when it is probable the milestones will be achieved (see Note 2). For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any revenue related to early stage collaborations.

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
Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the three month periods ended June 30, 2019 and 2018, milestone payments of $8.3 million and $3.9 million were recorded, respectively.
Pursuant to the Akcea Collaboration and License Agreement, in May 2019 the Company made a $6.0 million milestone payment to Akcea upon regulatory approval of Waylivra from the EMA. The payment was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life of approximately ten years on a straight line basis. Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Akcea Collaboration and License Agreement related to sales of Waylivra. In accordance with the guidance for an asset acquisition, the Company will record royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra intangible asset.
For the three month periods ended June 30, 2019 and 2018, the Company recognized amortization expense of $6.6 million and $5.6 million, respectively, related to the Emflaza rights and Waylivra intangible assets. For the six month periods ended June 30, 2019 and 2018, the Company recognized amortization expense of $12.7 million and $11.0 million, respectively, related to the Emflaza rights and Waylivra intangible assets.
The estimated future amortization of the Emflaza rights and Waylivra intangible asset is expected to be as follows:

As of June 30, 2019
2019	$13,273
2020	26,566
2021	26,566
2022	26,566
2023 and thereafter	33,258
Total	$126,229

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
Goodwill

As a result of the Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There were no changes to the recorded value of goodwill for the three and six month periods ended June 30, 2019.

14.	Subsequent events
On August 4, 2019, the Company and Bristol-Myers Squibb Company, (the “Landlord”) entered into a Lease Agreement (the “Lease”), relating to the lease of approximately 185,000 square feet of office, production and laboratory space at a facility located in Hopewell Township, New Jersey (the “Campus”).
The rental term of the Lease is currently estimated to commence on July 1, 2020 (the “Commencement Date”). Upon the Commencement Date, the Lease has an initial term of fifteen years (the “Initial Term”), with two consecutive 10-year renewal periods at the Company’s option.
The aggregate rent for the Initial Term will be approximately $88.0 million. The rental rate for the renewal periods will be 95% of the Prevailing Market Rate (as defined in the Lease) and determined at the time of the exercise of the renewal. The Company is also responsible for maintaining certain insurance and the payment of proportional taxes, utilities and common area operating expenses.
Subject to the terms of the Lease, the Company has a right of first refusal to rent certain other space of the Campus, which would be triggered upon the Landlord’s issuance of a second round proposal or letter of intent to another tenant for such space. The Company also may seek to build a new separate building on the Campus, which may not contain less than 75,000 square feet (the “New Building”). Upon receipt of notice of the Company’s intention to build the New Building, the Landlord may, in its sole discretion, construct and lease the New Building to the Company or enter into a ground lease with the Company permitting the Company to construct the New Building. The term for the New Building will be fifteen years with two consecutive five-year renewal rights. Rent terms for the New Building will be determined based on the land value, construction and project costs subject to whether the Landlord or Company constructs the New Building.
The Company is also obligated to provide the Landlord with either an unconditional, irrevocable and transferable letter of credit (the “Letter of Credit”) in the amount of $7.5 million, for a term of not less than five years, as a security deposit, or the same amount as a cash security deposit within thirty days upon entering into the Lease. The Letter of Credit shall remain in effect continuously and shall either expire (i) sixty days after the Expiration Date (as defined in the Lease) or (ii) be automatically self-renewing until the Expiration Date. If the Lease is extended, the Company must continue to provide and maintain the Letter of Credit until sixty days after the extended Expiration Date. If after the fifth anniversary of the Commencement Date, the Company has not received notice of being in default of the Lease, then the Letter of Credit shall be reduced to $3.8 million.
The Lease contains customary events of default, representations, warranties and covenants.
The foregoing summary of the Lease and Letter of Credit are not complete and are qualified in their entirety by reference to the Lease and Letter of Credit, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2019.
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
Corporate Updates

DMD Franchise
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder.  Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. During the quarter ended June 30, 2019, we recognized $57.8 million in net sales of Translarna. Translarna is currently available for the treatment of nmDMD in over 40 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended June 30, 2019, Emflaza achieved net sales of $27.6 million.
Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In July 2019, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2020. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2022.
In September 2018, we submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients who are non-ambulatory. In June 2019, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA informed us that it had adopted a negative opinion of our label-extension request. We have requested a re-examination of the procedure and expect the new examination to last approximately four months. However, there can be no assurances that we will successfully obtain such label extension. In conjunction with informing us of the negative opinion of our label-extension request, we were also informed by EMA representatives that the European Public Assessment Report, or EPAR, would be updated to clarify that patients who start Translarna while ambulatory are not required to discontinue treatment after loss of ambulation. Subsequently, we were informed that the EPAR could not be changed in the context of the current procedure. Should the re-examination of our label-extension request end with a negative opinion, we expect to continue our discussions with the EMA about their ability to change the EPAR as originally communicated to us.
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
Emflaza was initially approved in the United States for the treatment of DMD in patients five years and older. In June 2019, the FDA approved our label expansion request for Emflaza for patients two to five years of age.
Gene Therapy Platform
We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the fourth quarter of 2019, with an anticipated commercial launch in the United States in 2020. We are also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the EMA, which will follow our BLA submission to the FDA.
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
Waylivra has received conditional marketing authorization in the EU for the treatment of familial chylomicronemia syndrome, or FCS. In connection with the conditional marketing approval for Waylivra in the EU, the European Commission is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra.
Neither Tegsedi nor Waylivra is currently approved for marketing in the PTC Territory.
Splicing Platform
We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, our collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and a MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA in the second half of 2019 and the EMA in the first half of 2020.
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

The Credit Agreement provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. As of June 30, 2019, we made loan repayments of $1.7 million on the Credit Facility.
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.5 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
As of June 30, 2019, we had an accumulated deficit of $1,052.8 million. We had a net loss of $113.9 million and $28.8 million for the six month periods ended June 30, 2019 and 2018, respectively.
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy, splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In the fourth quarter of 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA, followed by a request for marketing authorization for PTC-AADC with the EMA and we recently submitted a request for marketing authorization for Tegsedi with ANVISA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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
With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest and principal payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company including significant legal, accounting, investor relations and other expenses.
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
Roche and the SMA Foundation Collaboration.  In November 2011, we entered into a license and collaboration agreement, or licensing agreement, with Roche and the SMA Foundation pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. The licensing agreement included a $30 million upfront payment made in 2011 which was recognized on a deferred basis over the research term, and the potential for up to $460 million in milestone payments and royalties on net sales.
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
In November 2014, we announced that our joint development program in SMA with Roche and the SMA Foundation had started a Phase 2 study in adult and pediatric patients. The achievement of this milestone triggered a $10.0 million payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.
In October 2017, we announced that the joint development program in SMA with Roche and SMA Foundation had transitioned into the pivotal second part of its study evaluating the efficacy and safety of RG7916 in pediatric and adult Type 2/3 SMA patients. The achievement of this milestone triggered a $20.0 million payment to us from Roche which we recorded as collaboration revenue at time of achievement.
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
The following tables provide research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$19,021	$16,942
Gene Therapy	14,305	—
Oncology	5,833	3,081
Emflaza	7,381	2,754
Other research and preclinical	13,439	9,830
Total research and development	$59,979	$32,607

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$34,778	$34,470
Gene Therapy	25,740	—
Oncology	13,204	5,314
Emflaza	13,382	5,823
Other research and preclinical	25,440	18,363
Total research and development	$112,544	$63,970
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

During the three and six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our 2018 Annual Report on Form 10-K, other than those disclosed below.
Revenue recognition
Net Product Revenue
Our net product revenue primarily consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide Translarna or Emflaza based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of either Translarna or Emflaza, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to either product sales of Translarna or Emflaza. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
We record product sales net of any variable consideration, which includes discounts, allowances, rebates and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. Historically, returns of Translarna and Emflaza have been immaterial to our financial statements, except as related to labeling changes and changes in specialty pharmacies. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained.
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
Results of operations
Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change 2019 vs. 2018
(in thousands)	2019	2018
Net product revenue	$85,476	$68,170	$17,306
Collaboration and grant revenue	46	573	(527)
Cost of product sales, excluding amortization of acquired intangible asset	3,211	2,572	639
Amortization of acquired intangible asset	6,575	5,593	982
Research and development expense	59,979	32,607	27,372
Selling, general and administrative expense	49,215	33,545	15,670
Change in the fair value of deferred and contingent consideration	5,300	—	5,300
Interest expense, net	(2,074)	(2,884)	810
Other expense, net	(183)	(673)	490
Income tax expense	(774)	(389)	(385)
Net product revenues. Net product revenues were $85.5 million for the three months ended June 30, 2019, an increase of $17.3 million, or 25%, from $68.2 million for the three months ended June 30, 2018. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to an increase of $7.3 million in net product sales of Emflaza.
Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the three months ended June 30, 2019, a decrease of $0.5 million, or 92% from $0.6 million for the three months ended June 30, 2018. The decrease in collaboration and grant revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $3.2 million for the three months ended June 30, 2019, an increase of $0.6 million, or 25%, from $2.6 million for the three months ended June 30, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC) or Marathon, and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our intangible assets were $6.6 million for the three months ended June 30, 2019, an increase of $1.0 million, or 18%, from $5.6 million for the three months ended June 30, 2018. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and the Waylivra intangible asset. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra asset is amortized on a straight-line basis over its estimated useful life of approximately ten years.
Research and development expense. Research and development expense was $60.0 million for the three months ended June 30, 2019, an increase of $27.4 million, or 84%, from $32.6 million for the three months ended June 30, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $49.2 million for the three months ended June 30, 2019, an increase of $15.7 million, or 47%, from $33.5 million for the three months ended June 30, 2018. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $5.3 million for the three months ended June 30, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equity holders of Agilis Biotherapeutics, Inc., or Agilis, as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.  Interest expense, net was $2.1 million for the three months ended June 30, 2019, a decrease of $0.8 million, or 28%, from $2.9 million for the three months ended June 30, 2018.  The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the Convertible Notes and the Credit Agreement.
Other expense, net. Other expense, net was $0.2 million for the three months ended June 30, 2019, a decrease of $0.5 million, or 73%, from other expense, net of $0.7 million for the three months ended June 30, 2018. The decrease in other expense, net resulted primarily from exchange rate changes in the current period and an unrealized gain on our equity investment in MRI Interventions, Inc. of $0.1 million.
Income tax expense. Income tax expense was $0.8 million for the three months ended June 30, 2019 and $0.4 million for the three months ended June 30, 2018. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change 2019 vs. 2018
(in thousands)	2019	2018
Net product revenue	$138,530	$124,151	$14,379
Collaboration and grant revenue	575	654	(79)
Cost of product sales, excluding amortization of acquired intangible asset	5,587	5,616	(29)
Amortization of acquired intangible asset	12,652	11,022	1,630
Research and development expense	112,544	63,970	48,574
Selling, general and administrative expense	89,760	66,514	23,246
Change in the fair value of deferred and contingent consideration	26,460	—	26,460
Interest expense, net	(4,362)	(6,187)	1,825
Other (expense) income, net	(292)	332	(624)
Income tax expense	(1,350)	(610)	(740)
Net product revenues. Net product revenues were $138.5 million for the six months ended June 30, 2019 an increase of $14.4 million, or 12%, from $124.2 million for the six months ended June 30, 2018. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to an increase of $5.9 million in net product sales of Emflaza.
Collaboration and grant revenues. Collaboration and grant revenues were $0.6 million for the six months ended June 30, 2019, a decrease of $0.1 million, or 12%, from $0.7 million for the six months ended June 30, 2018. The decrease in collaboration and grant revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $5.6 million for the six months ended June 30, 2019, which remained consistent from $5.6 million for the six months ended June 30, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our intangible assets were $12.7 million for the six months ended June 30, 2019, an increase of $1.6 million, or 15%, from $11.0 million for the six months ended June 30, 2018. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra intangible asset. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra asset is amortized on a straight-line basis over its estimated useful life of approximately ten years.
Research and development expense. Research and development expense was $112.5 million for the six months ended June 30, 2019, an increase of $48.6 million, or 76%, from $64.0 million for the six months ended June 30, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs as well as advancement of the clinical pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $89.8 million for the six months ended June 30, 2019, an increase of $23.2 million, or 35%, from $66.5 million for the six months ended June 30, 2018. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $26.5 million for the six months ended June 30, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equity holders of Agilis, as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.  Interest expense, net was $4.4 million for the six months ended June 30, 2019, a decrease of $1.8 million, or 29%, from $6.2 million for the six months ended June 30, 2018.  The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the Convertible Notes and the Credit Agreement.
Other (expense) income, net. Other expense, net was $0.3 million for the six months ended June 30, 2019, a change of $0.6 million, or 188%, from other income, net of $0.3 million for the six months ended June 30, 2018. The change in other (expense) income, net resulted primarily from exchange rate changes in the current period.
Income tax expense. Income tax expense was $1.4 million for the six months ended June 30, 2019 and $0.6 million for the six months ended June 30, 2018. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
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
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have recognized revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and Emflaza, as well as Waylivra and Tegsedi once our commercialization efforts for them commence. As a result, while we expect to continue to generate operating losses in 2019, we anticipate that operating losses generated in future periods should decline versus prior periods. The net losses we incur may fluctuate significantly from quarter to quarter.
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
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.5 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
Cash flows
As of June 30, 2019, we had cash, cash equivalents and marketable securities of $363.5 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash (used in) provided by:
Operating activities	(72,931)	(15,875)
Investing activities	(188,669)	6,096
Financing activities	228,571	122,765
Net cash used in operating activities was $72.9 million for the six months ended June 30, 2019 and $15.9 million for the six months ended June 30, 2018. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.
Net cash used in investing activities was $188.7 million for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2019 was primarily related to net purchases of marketable securities. Cash provided by investing activities for the six months ended June 30, 2018 was $6.1 million and was primarily related to net sales of marketable securities.
Net cash provided by financing activities was $228.6 million for the six months ended June 30, 2019 and $122.8 million for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to our equity offering in January 2019 and the exercise of options. Cash provided by financing activities for the six months ended June 30, 2018 was primarily attributable to our equity offering in April 2018 and the exercise of options.
Funding requirements
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and our studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy, splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In the fourth quarter of 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA, followed by a request for marketing authorization for PTC-AADC with the EMA and we recently submitted a request for marketing authorization for Tegsedi with ANVISA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

•	our ability to satisfy our obligations under the terms of the lease agreement for our leased biologics facility;

•	our ability to satisfy our obligations under the terms of the Credit Agreement with MidCap Financial;

•	the timing and scope of growth in our employee base;

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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. Additionally, under the terms of our Credit Agreement cash interest and principal payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
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
Contractual obligations

During the period ended June 30, 2019, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our 2018 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the period ended June 30, 2019, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the first quarter of 2019, we implemented an enterprise resource planning (“ERP”) system, Oracle, on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. We have completed the implementation of certain processes, including the financial consolidation and reporting, sales order to cash, fixed assets, supplier management and indirect procure-to-pay processes, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting for the three and six months ended June 30, 2019. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting. No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement grant awards. Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, during the quarter ended June 30, 2019, we issued options to purchase an aggregate of 287,150 shares of common stock to certain new hire employees at a weighted-average exercise price of $36.82 per share. The shares underlying these options will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1+	Employment Agreement, as amended, between the Registrant and Emily Hill
10.2+	Employment Agreement, as amended, between the Registrant and Christine Utter
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

* Submitted electronically herewith.
+ Management contract, compensatory plan or arrangement.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: August 6, 2019	By:	/s/ Emily Hill
Emily Hill
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)