Form 10-Q
period 2019-09-30
PTC THERAPEUTICS, INC.
filed 2019-10-30
CIK 1070081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 25, 2019, there were 61,630,979 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
Our ability to realize the anticipated benefits of our acquisition of Agilis Biotherapeutics, Inc., or Agilis, including the possibility that the expected impact of benefits from the acquisition, including with respect to the business of Agilis and our expectations with respect to the potential achievement of development, regulatory and sales milestones and our contingent payments to the former Agilis equityholders with respect thereto, will not be realized or will not be realized within the expected time period, significant transaction costs, our ability to obtain marketing approval of our gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or PTC-AADC, and other product candidates we acquired from Agilis, unknown liabilities, the risk of litigation and/or regulatory actions related to the acquisition, and other business effects, including the effects of industry, market, economic, political or regulatory conditions;

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

•	the potential advantages of Translarna, Emflaza, PTC-AADC, Tegsedi, Waylivra and risdiplam and any other product candidate;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and

•	our competitive position.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$523,577	$169,498
Marketable securities	185,072	58,088
Trade receivables, net	60,383	67,907
Inventory, net	17,107	16,117
Prepaid expenses and other current assets	20,723	9,247
Total current assets	806,862	320,857
Fixed assets, net	18,484	12,694
Intangible assets, net	702,910	701,031
Goodwill	82,341	82,341
Deposits and other assets	30,889	2,299
Total assets	$1,641,486	$1,119,222
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$128,150	$128,199
Current portion of long-term debt	20,000	11,667
Deferred revenue	8,810	3,716
Other current liabilities	6,840	3,814
Deferred consideration payable	19,700	19,400
Total current liabilities	183,500	166,796
Deferred revenue	5,496	9,722
Long-term debt	293,149	141,347
Contingent consideration payable	344,900	310,240
Deferred consideration payable	19,300	18,300
Deferred tax liability	122,032	122,032
Other long-term liabilities	9,455	58
Total liabilities	977,832	768,495
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 61,578,992 shares at September 30, 2019. Authorized 125,000,000 shares; issued and outstanding 50,606,147 shares at December 31, 2018.	61	51
Additional paid-in capital	1,775,799	1,288,137
Accumulated other comprehensive income	616	1,462
Accumulated deficit	(1,112,822)	(938,923)
Total stockholders’ equity	663,654	350,727
Total liabilities and stockholders’ equity	$1,641,486	$1,119,222

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net product revenue	$71,369	$53,021	$209,899	$177,172
Collaboration and grant revenue	47	570	622	1,224
Total revenues	71,416	53,591	210,521	178,396
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	3,006	3,292	8,593	8,909
Amortization of acquired intangible assets	7,025	5,793	19,677	16,815
Research and development	63,076	54,368	175,621	118,337
Selling, general and administrative	49,284	38,368	139,044	104,882
Change in the fair value of deferred and contingent consideration	9,500	—	35,960	—
Total operating expenses	131,891	101,821	378,895	248,943
Loss from operations	(60,475)	(48,230)	(168,374)	(70,547)
Interest expense, net	(2,666)	(3,118)	(7,028)	(9,306)
Other income, net	2,800	734	2,509	1,066
Loss before income tax expense	(60,341)	(50,614)	(172,893)	(78,787)
Income tax benefit (expense)	344	(355)	(1,006)	(964)
Net loss attributable to common stockholders	$(59,997)	$(50,969)	$(173,899)	$(79,751)

Weighted-average shares outstanding:
Basic and diluted (in shares)	56,463,528	48,096,521	57,798,968	45,310,690
Net loss per share—basic and diluted (in dollars per share)	$(1.06)	$(1.06)	$(3.01)	$(1.76)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(59,997)	$(50,969)	$(173,899)	$(79,751)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(463)	33	435	(50)
Foreign currency translation loss	(843)	(260)	(1,281)	(2,291)
Comprehensive loss	$(61,303)	$(51,196)	$(174,745)	$(82,092)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
In thousands (except shares)

Three months ended September 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, June 30, 2019	58,707,185	$58	$1,539,530	$1,922	$(1,052,825)	$488,685
Issuance of common stock related to equity offerings	2,539,174	3	99,208	—	—	99,211
Equity component of the convertible notes issuance, net	—	—	119,489	—	—	119,489
Exercise of options	334,433	—	7,088	—	—	7,088
Restricted stock vesting and issuance, net	(1,800)	—	—	—	—	—
Share-based compensation expense	—	—	10,484	—	—	10,484
Net loss	—	—	—	—	(59,997)	(59,997)
Comprehensive loss	—	—	—	(1,306)	—	(1,306)
Balance, September 30, 2019	61,578,992	$61	$1,775,799	$616	$(1,112,822)	$663,654

Three months ended September 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, June 30, 2018	46,680,482	$47	$1,105,124	$1,855	$(839,624)	$267,402
Issuance of common stock related to equity offerings	—	—	42	—	—	42
Issuance of common stock related to acquisition	3,500,907	4	155,857	—	—	155,861
Exercise of options	251,266	—	5,039	—	—	5,039
Share-based compensation expense	—	—	8,942	—	—	8,942
Net loss	—	—	—	—	(50,969)	(50,969)
Comprehensive loss	—	—	—	(227)	—	(227)
Balance, September 30, 2018	50,432,655	$51	$1,275,004	$1,628	$(890,593)	$386,090

Nine months ended September 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offering	10,102,899	10	323,746	—	—	323,756
Equity component of the convertible notes issuance, net	—	—	119,489	—	—	119,489
Exercise of options	645,435	—	12,195	—	—	12,195
Restricted stock vesting and issuance, net	169,792	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	54,719	—	1,564	—	—	1,564
Share-based compensation expense	—	—	30,668	—	—	30,668
Net loss	—	—	—	—	(173,899)	(173,899)
Comprehensive loss	—	—	—	(846)	—	(846)
Balance, September 30, 2019	61,578,992	$61	$1,775,799	$616	$(1,112,822)	$663,654

Nine months ended September 30, 2018	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437
Adjustments to accumulated deficit and other	—	$—	—	$—	$3,266	$3,266
Issuance of common stock related to equity offering	4,600,000	4	117,911	—	—	117,915
Issuance of common stock related to acquisition	3,500,907	4	155,857	—	—	155,861
Exercise of options	512,145	1	8,630	—	—	8,631
Restricted stock vesting and issuance	119,691	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	87,517	—	1,299	—	—	1,299
Share-based compensation expense	—	—	24,773	—	—	24,773
Net loss	—	—	—		(79,751)	$(79,751)
Comprehensive loss	—	—	—	(2,341)	—	(2,341)
Balance, September 30, 2018	50,432,655	$51	$1,275,004	$1,628	$(890,593)	$386,090
See accompanying unaudited notes.

PTC Therapeutics, Inc. Consolidated Statements of Cash Flows (unaudited) In thousands
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(173,899)	$(79,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,903	19,316
Change in valuation of warrant liability	—	3
Change in valuation of deferred and contingent consideration	35,960	—
Unrealized gain on MRI investment	(2,529)	—
Non-cash interest expense	6,583	5,563
Loss on disposal of asset	—	2
Amortization of discounts on investments, net	(1,374)	(354)
Amortization of debt issuance costs	434	390
Share-based compensation expense	30,668	24,773
Unrealized foreign currency transaction losses (gains), net	205	(977)
Changes in operating assets and liabilities:
Inventory	(1,574)	(3,252)
Prepaid expenses and other current assets	(11,771)	(1,301)
Trade receivables, net	5,879	(2,681)
Deposits and other assets	(14,747)	(385)
Accounts payable and accrued expenses	695	18,606
Other liabilities	12,553	1,617
Deferred revenue	1,581	5,933
Net cash used in operating activities	(88,433)	(12,498)
Cash flows from investing activities
Purchases of fixed assets	(9,104)	(2,489)
Purchases of equity investment in MRI	(4,000)	—
Purchases of marketable securities	(239,386)	(28,656)
Sale and redemption of marketable securities	114,500	65,923
Acquisition of product rights and licenses	(20,250)	(3,903)
Business acquisition, net of cash acquired	—	(48,892)
Net cash used in investing activities	(158,240)	(18,017)
Cash flows from financing activities
Proceeds from exercise of options	12,195	8,631
Net proceeds from public offerings	324,262	117,915
Proceeds from issuance of convertible notes, net	279,571	—
Proceeds from shares issued under employee stock purchase plan	1,564	1,299
Repayment of senior secured term loan	(6,667)	—
Net cash provided by financing activities	610,925	127,845
Effect of exchange rate changes on cash	(2,673)	(2,209)
Net increase in cash and cash equivalents	361,579	95,121
Cash and cash equivalents, and restricted cash beginning of period	169,498	111,792
Cash and cash equivalents, and restricted cash end of period	$531,077	$206,913
Supplemental disclosure of cash information
Cash paid for interest	$7,042	$6,927
Cash paid for income taxes	$1,931	$919
Supplemental disclosure of non-cash investing and financing activity
Change in unrealized gain (loss) on marketable securities, net of tax	$435	$(50)

Right-of-use assets obtained in exchange for lease obligations	$16,120	$—
Acquisition of product rights and licenses	$7,432	$4,530
Accrued transaction costs related to public offerings	$506	$—
Accrued transaction costs related to issuance of convertible notes	$298	$—
See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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
The Company has a pipeline of gene therapy product candidates, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency. The Company is preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which it anticipates submitting to the U.S. Food and Drug Administration, or FDA, in late 2019, with anticipated commercial launch in 2020, subject to approval. The Company is also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the European Medicines Agency, or EMA, which will follow its BLA submission to the FDA.
The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean. Tegsedi has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Tegsedi also received marketing authorization from ANVISA in October 2019 for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Waylivra has received conditional marketing authorization in the EU for the treatment of familial chylomicronemia syndrome, or FCS.
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
In June 2014, the Company initiated reimbursed early access programs, or EAP programs, for Translarna for nmDMD patients in selected territories in the EEA and recorded its first sales of Translarna in the third quarter of 2014 pursuant to an EAP program. In December 2014, the Company recorded its first commercial sales in Germany. As of September 30, 2019, Translarna was available in over 40 countries on a commercial basis or pursuant to an EAP program. The Company expects to expand its commercial activities across the EEA pursuant to the marketing authorization granted by the EMA throughout 2019 and future years, subject to continued renewal of its marketing authorization following annual EMA reassessments and successful completion of pricing and reimbursement negotiations. Concurrently, the Company plans to continue to pursue EAP programs in select countries where those mechanisms exist, both within the EEA and in other countries that will reference the marketing authorization in the EEA.
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
As of September 30, 2019, the Company had an accumulated deficit of approximately $1,112.8 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.5% convertible senior notes due 2026 and in August 2015 of 3.0% convertible senior notes due 2022 (see Note 11), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, "at the market offerings" of its common stock, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company's cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2.	Summary of significant accounting policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019 (the "2018 Form 10-K"). Additional significant accounting policies adopted during the nine month period ended September 30, 2019 are discussed in further detail below.
Basis of presentation
The accompanying financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2018 and notes thereto included in the 2018 Form 10-K.
In the opinion of management, the unaudited financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders' equity, and cash flows. The results of operations for the three and nine month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year.
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
Restricted cash
Restricted cash included in deposits and other assets on the consolidated balance sheet relates to an unconditional, irrevocable and transferable letter of credit that was entered into during the three-month period ended September 30, 2019 in connection with obligations under a facility lease for our leased biologics facility in Hopewell Township, New Jersey. The amount of the letter of credit is $7.5 million, is to be maintained for a term of not less than five years and has the potential to be reduced to $3.8 million if after five years the Company is not in default of its lease. The amount is classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letter of credit.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	Beginning of period- December 31, 2018	End of period- September 30, 2019
Cash and cash equivalents	$169,498	$523,577
Restricted cash included in deposits and other assets	—	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$169,498	$531,077

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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	September 30, 2019	December 31, 2018
Raw materials	$1,853	$1,431
Work in progress	10,870	9,324
Finished goods	4,384	5,362
Total inventory	$17,107	$16,117

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No write downs were recorded for the three and nine month periods ended September 30, 2019. The Company recorded a $1.6 million inventory write down for the three month period ended September 30, 2018, primarily related to inventory labeling changes. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and nine month periods ended September 30, 2019 and 2018, these amounts were immaterial.
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.3 million as of September 30, 2019 and $0.7 million as of December 31, 2018. Bad debt expense was immaterial for the three and nine month periods ended September 30, 2019 and 2018.
Indefinite-lived intangible assets
Indefinite-lived intangible assets consist of in-process research and development ("IPR&D"). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method” and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets that are determined to have had a drop in their fair value are adjusted downward and an impairment is recognized in the statement of operations. These assets are tested at least annually or sooner when a triggering event occurs that could indicate a potential impairment.
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
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act"), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended September 30, 2019.

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
Recently issued accounting standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company expects to adopt this guidance when effective and is assessing what effect the adoption of ASU 2016-13 will have on its consolidated financial statements and accompanying notes with a focus on the potential impact on its accounts receivables and its available for sale debt securities.
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
Impact of recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)”. This standard requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Additionally, in March 2019, the FASB issued ASU 2019-01,"Leases (Topic 842): Codification Improvements”. ASU 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. The Company adopted the new guidance on January 1, 2019 using the modified retrospective method. Prior period results were not adjusted and continue to be presented under Topic 840 based on the accounting standards originally in effect for such periods. As part of the adoption, the Company has elected to utilize practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to: 1) carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements, 2) not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component (the Company elected to apply this practical expedient to all underlying asset classes), 3) not apply the recognition requirements in ASC 842 to short-term leases, and 4) not record an ROU asset or ROU liability for leases with an asset or liability balance that would be considered immaterial. Upon adoption, the Company recorded an operating lease liability with a corresponding operating lease ROU asset of $11.3 million. The adoption did not have a material impact on the consolidated results of operations, stockholder's equity, and cash flows for the three and nine month periods ended September 30, 2019. As the Company is not a lessor, the aspects of the new guidance pertaining to lessors was not applicable for the Company.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the guidance on January 1, 2018. Upon adoption, the guidance did not have a material impact on the consolidated financial statements and accompanying notes. During the three-month period ended September 30, 2019, the Company entered into an unconditional, irrevocable and transferable letter of credit in connection with obligations under a facility lease for our leased biologics facility. Accordingly, the Company updated its disclosures around restricted cash above within this footnote, including the nature and amount of restricted cash, its classification on the consolidated balance sheet, and a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the statement of cash flows.
In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will also be required to disclose that compensation expense has not changed if applicable. The Company adopted the guidance on January 1, 2018. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.

3.	Leases
The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022 and August 2024, in addition to office space in various countries for international employees primarily through workspace providers. The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.2 years to 6.7 years and certain of the leases include renewal options to extend the lease for up to 10 years.
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost
Fixed lease cost	$1,431	$3,078
Variable lease cost	184	488
Short-term lease cost	94	235
Total operating lease cost	$1,709	$3,801

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.
Supplemental balance sheet information related to leases was as follows:

September 30, 2019

Operating lease ROU asset	$13,708

Operating lease liabilities- current	$4,605
Operating lease liabilities- noncurrent	9,455
Total operating lease liability	$14,060

Operating lease ROU asset is a component of deposits and other assets on the consolidated balance sheet. The current portion of operating lease liability is a component of other current liabilities on the consolidated balance sheet. The long term portion of operating lease liabilities is a component of other long term liabilities on the consolidated balance sheet.
Supplemental lease term and discount rate information related to leases was as follows:

September 30, 2019

Weighted-average remaining lease terms - operating leases (years)	3.58
Weighted-average discount rate - operating leases	7.05%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,751
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,120

Future minimum lease payments under non-cancelable leases as of September 30, 2019 were as follows:

Operating Leases
2019 (Excludes the nine months ended September 30, 2019)	$1,336
2020	5,463
2021	3,705
2022	2,110
2023 and thereafter	2,124
Total lease payments	14,738
Less: Imputed Interest	678
Total	$14,060

As of September 30, 2019, the Company had one operating lease that had not yet commenced, and accordingly, is not reflected in the tables above. On August 4, 2019, the Company and Bristol-Myers Squibb Company, (the “Landlord”), entered into a Lease Agreement (the “Lease”), relating to the lease of approximately 185,000 square feet of office, production and laboratory space at a facility located in Hopewell Township, New Jersey (the “Campus”).
The rental term of the Lease is currently estimated to commence on July 1, 2020 (the “Commencement Date”). Upon the Commencement Date, the Lease has an initial term of fifteen years (the “Initial Term”), with two consecutive 10 years renewal periods at the Company’s option.
The aggregate rent for the Initial Term will be approximately $88.1 million. The rental rate for the renewal periods will be 95% of the Prevailing Market Rate (as defined in the Lease) and determined at the time of the exercise of the renewal. The Company is also responsible for maintaining certain insurance and the payment of proportional taxes, utilities and common area operating expenses. The Lease contains customary events of default, representations, warranties and covenants.
Subject to the terms of the Lease, the Company has a right of first refusal to rent certain other space of the Campus, which would be triggered upon the Landlord’s issuance of a second round proposal or letter of intent to another tenant for such space. The Company also may seek to build a new separate building on the Campus, which may not contain less than 75,000 square feet (the “New Building”). Upon receipt of notice of the Company’s intention to build the New Building, the Landlord may, in its sole discretion, construct and lease the New Building to the Company or enter into a ground lease with the Company permitting the Company to construct the New Building. Rent terms for the New Building would be determined based on the land value, construction and project costs subject to whether the Landlord or Company constructs the New Building.

4. Acquisitions
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
Upon the closing of the Merger, the Company paid to Agilis equityholders total upfront consideration comprised of 49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on The Nasdaq Global Select Market for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. The fair value of the stock on the acquisition date was determined to be $155.9 million.
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The fair value of the contingent consideration payments at the acquisition date was estimated to be $290.5 million. Under the Merger Agreement, the Company is required to pay $40.0 million of the development milestone payments mentioned above no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payments at the closing date was estimated to be $38.1 million. Refer to Footnote 5 for further fair value considerations.
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

	Preliminary Allocation as of the acquisition date of August 23, 2018	Measurement Period Adjustments	Final Allocation as of December 31, 2018
Cash and cash equivalents	$328	—	$328
Prepaid expenses and other current assets	181	—	181
Fixed assets	153	—	153
Other assets	38	—	38
Intangible assets - in process research and development (“IPRD”)	480,000	96,500	576,500
Accounts payable and accrued expenses	(3,828)	—	(3,828)
Deferred tax liability	(115,200)	(6,832)	(122,032)
Fair value of net assets acquired	$361,672	$89,668	$451,340
Goodwill	100,309	(17,968)	82,341
Total purchase price	$461,981	$71,700	$533,681

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

Pro-Forma Financial Information Associated with the Agilis Acquisition (Unaudited)
The following table summarizes certain supplemental pro forma financial information for the three and nine-month periods ended September 30, 2018 as if the Merger had occurred as of January 1, 2018.  The unaudited pro-forma financial information for the three month and nine month periods ended September 30, 2018 reflects adjustments of $0.8 million and $1.5 million , respectively, related to acquisition fees that are non-recurring in nature.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Revenues	$53,591	$178,396
Net loss attributable to common stockholders	$(52,458)	$(89,976)

Bridge Loan
In connection with the Merger Agreement, on July 19, 2018, the Company also entered into a Bridge Loan and Security Agreement, or the Bridge Loan Agreement, by and among the Company, Agilis and certain of Agilis’s domestic subsidiaries, as guarantors.  Under the Bridge Loan Agreement, the Company made a term loan advance to Agilis on July 23, 2018 in an original principal amount of $10.0 million. In connection with the closing of the Merger, the original principal amount of $10.0 million plus all accrued and unpaid interest thereon was credited against the cash portion of the upfront consideration paid by the Company pursuant to the terms of the Merger Agreement in satisfaction of Agilis’s outstanding payment obligations under the Bridge Loan Agreement, and the Company has no further obligation to extend any further loan amounts under the Bridge Loan Agreement.

5.    Fair value of financial instruments and marketable securities
The Company follows the fair value measurement rules, which provide    guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. These rules establish a fair value hierarchy for inputs to be used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

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

Cash equivalents and investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments. The carrying amounts for borrowings under the credit and security agreement with MidCap Financial approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.
In May 2019, the Company purchased $4.0 million of shares of MRI Interventions, Inc.'s ("MRI") common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with MRI, a publicly traded medical device company. The Company determined that the equity investment represents a financial instrument and therefore, recorded it at fair value, which is readily determinable. The equity investment is a component of deposits and other assets on the consolidated balance sheet. During the three and nine month periods ended September 30, 2019, the Company recorded an unrealized gain of $2.4 million and $2.5 million, respectively, which are components of other (expense) income, net within the consolidated statement of operations. The fair value of the equity investment was $6.5 million as of September 30, 2019. The Company classifies its equity investment in MRI as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.
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
The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$185,072	$—	$185,072	$—
Equity investment in MRI	$6,529	$6,529	$—	$—
Stock appreciation rights liability	$2,235	$—	$—	$2,235
Deferred consideration payable	$39,000	$—	$39,000	$—
Contingent consideration payable- development and regulatory milestones	$285,300	$—	$—	$285,300
Contingent consideration payable- net sales milestones and royalties	$59,600	$—	$—	$59,600

	December 31, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$58,088	$—	$58,088	$—
Stock appreciation rights liability	$3,814	$—	$—	$3,814
Deferred consideration payable	$37,700	$—	$37,700	$—
Contingent consideration payable- development and regulatory milestones	$257,040	$—	$—	$257,040
Contingent consideration payable- net sales milestones and royalties	$53,200	$—	$—	$53,200

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended September 30, 2019 and December 31, 2018.
The following is a summary of marketable securities accounted for as available-for-sale securities at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$47,898	$80	$—	$47,978
Corporate debt securities	115,109	612	(4)	115,717
Asset-backed securities	21,310	67	—	21,377
Total	$184,317	$759	$(4)	$185,072

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$31,657	$43	$(1)	$31,699
Corporate debt securities	26,399	—	(10)	26,389
Total	$58,056	$43	$(11)	$58,088

At September 30, 2019 and December 31, 2018, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability to hold such investments until recovery of their fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. As of September 30, 2019 and December 31, 2018, the Company did not have any realized gains/losses from the sale of marketable securities.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2019 are as follows:

	September 30, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	(4)	3,017	—	—	(4)	3,017
Total	$(4)	$3,017	$—	$—	$(4)	$3,017

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018 are as follows:

	December 31, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	$1,993	$—	$—	$(1)	$1,993
Corporate debt securities	(7)	14,230	(3)	10,087	(10)	24,317
Total	$(8)	$16,223	$(3)	$10,087	$(11)	$26,310

Marketable securities on the balance sheet at September 30, 2019 and December 31, 2018 mature as follows:

	September 30, 2019
	Less Than 12 Months	More Than 12 Months
Commercial paper	$47,978	$—
Corporate debt securities	58,533	57,184
Asset-backed securities	21,377	—
Total Marketable securities	$127,888	$57,184

	December 31, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$31,699	$—
Corporate debt securities	26,389	—
Total Marketable securities	$58,088	$—

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 11. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2022 Convertible Notes at September 30, 2019 and December 31, 2018 was $156.4 million and $146.6 million, respectively. The estimated fair value of the 2026 Convertible Notes at September 30, 2019 was $273.8 million.
Deferred consideration payable
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company is required to pay $40.0 million of development milestone payments no later than the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payable at September 30, 2019 was estimated to be $39.0 million by applying a discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidates. As of September 30, 2019, $19.7 million of the deferred consideration payable was classified as current on the balance sheet.
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
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the SARs liability, and the contingent consideration payable for the period ended September 30, 2019. The changes in the fair value of the Company's Level 3 valuations for the period ended September 30, 2018 were immaterial.

	Level 3 liabilities
	SARs	Contingent consideration payable- development and regulatory milestones	Contingent consideration payable- net sales milestones and royalties
Beginning balance as of December 31, 2018	$3,814	$257,040	$53,200
Additions	—	—	—
Change in fair value	2,236	28,260	6,400
Payments	(3,815)	$—	—
Ending balance as of September 30, 2019	$2,235	$285,300	$59,600

The following significant unobservable inputs were used in the valuation of the SARs liability, and the contingent consideration payable for the periods ended September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$2,235	Option-pricing model	Volatility	43.23%
			Risk free interest rate	1.88%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$33.82
			Expected life	0.26 years
Contingent consideration payable- development and regulatory milestones	$285,300	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	2.7% - 5.1%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$59,600	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.0%
			Projected years of payments	2021 - 2038

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,814	Option-pricing model	Volatility	46.53% - 59.59%
			Risk free interest rate	2.44% - 2.63%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$34.32
			Expected life	0.01 - 1.01 years
Contingent consideration payable- development and regulatory milestones	$257,040	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	5.8% - 8.0%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$53,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.0%
			Projected years of payments	2021 - 2038

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

6.	Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.
The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and nine months ended September 30, 2019:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at June 30, 2019	$929	$993	$1,922
Other comprehensive loss before reclassifications	(463)	(843)	(1,306)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive loss	(463)	(843)	(1,306)
Balance at September 30, 2019	$466	$150	$616

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2018	$31	$1,431	$1,462
Other comprehensive income (loss) before reclassifications	435	(1,281)	(846)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	435	(1,281)	(846)
Balance at September 30, 2019	$466	$150	$616

7.	Accounts payable and accrued expenses
Accounts payable and accrued expenses at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Employee compensation, benefits, and related accruals	$25,800	$27,629
Consulting and contracted research	2,356	11,267
Professional fees	10,300	5,574
Sales allowance and other costs	37,129	29,417
Sales rebates and royalties	33,645	31,874
Accounts payable	8,959	6,001
Other	9,961	16,437
Balance at September 30, 2019	$128,150	$128,199

8.	Capitalization
In January 2019, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. The Company received net proceeds of $224.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three month period ending September 30, 2019, the Company issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. The Company received net proceeds of $2.6 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
In September 2019, the Company closed an underwritten public offering of its common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 2,475,248 shares of common stock under the registration statement at a public offering price of $40.40 per share. The offering included an option to purchase up to an additional 371,287 shares for a period of 30 days following the offering. This option was not exercised by the underwriter. The Company received net proceeds of $97.0 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Warrants
During the three month period ended September 30, 2019, all of the Company’s outstanding warrants expired, and the Company wrote off the remaining liability, which was immaterial.
As of December 31, 2018, all of the Company's outstanding warrants were classified as liabilities because they contained non-standard antidilution provisions. The fair value of the warrants as of December 31, 2018 was immaterial.
The following is a summary of the Company’s outstanding warrants as of December 31, 2018:

	Warrant shares	Exercise price	Expiration
Common stock	7,030	$128.00	September 2019
Common stock	130	$2,520.00	August 2019

9.    Net loss per share
Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares plus the effect of any dilutive potential common shares outstanding during the period.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Numerator
Net loss	$(59,997)		$(50,969)		$(173,899)		$(79,751)
Denominator
Denominator for basic and diluted net loss per share	56,463,528		48,096,521		57,798,968		45,310,690
Net loss per share:
Basic and diluted	$(1.06)	*	$(1.06)	*	$(3.01)	*	$(1.76)	*

*In the three and nine months ended September 30, 2019 and 2018, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2019	2018
Stock Options	10,743,181	9,545,522
Unvested restricted stock awards and units	650,103	580,347
Total	11,393,284	10,125,869

10.	Stock award plan
On March 5, 2013, the Company’s Board of Directors approved the 2013 Stock Incentive Plan, which provides for the granting of stock option awards, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards in the aggregate of 739,937 shares of common stock. On March 5, 2013, the Company's Board of Directors approved a grant of 735,324 shares of restricted stock and 4,613 stock options. There are no additional shares available for issuance under this plan.
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of September 30, 2019, awards for 453,992 shares of common stock are available for issuance.
From January 1, 2019 through September 30, 2019, the Company issued a total of 3,265,220 stock options to various employees.  Of those, 999,300 were inducement grants for non-statutory stock options. The inducement grant awards were made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company's new hires’ employment compensation and not under the 2013 Long Term Incentive Plan.

A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2018	8,534,358	$28.58
Granted	3,265,220	$34.68
Exercised	(645,435)	$18.91
Forfeited/Cancelled	(410,962)	$32.54
Outstanding at September 30, 2019	10,743,181	$30.85	7.39 years	$75,022
Vested or Expected to vest at September 30, 2019	5,138,949	$30.27	8.89 years	$27,358
Exercisable at September 30, 2019	5,220,799	$31.32	5.80 years	$46,228

The fair value of grants made in the nine months ended September 30, 2019 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended September 30, 2019
Risk-free interest rate	1.71 - 2.63%
Expected volatility	61.90 - 91.75%
Expected term	5.75 - 6.11 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2019 was $21.49 per share.
Prior to the three-month period ended September 30, 2019, the Company used the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. During the three-month period ended September 30, 2019, the Company determined that it had sufficient exercise history to be able to estimate the expected term of its options. Accordingly, for the three-month period ended September 30, 2019, the expected term of options was estimated based on the Company's historical exercise data.
Prior to the three-month period ended September 30, 2019, the expected volatility of share options was estimated based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. During the three-month period ended September 30, 2019, the Company determined that it had sufficient Company stock volatility history to be able to estimate the expected volatility of its options. Accordingly, for the three-month period ended September 30, 2019, the expected volatility of options was estimated based on the Company's historical stock volatility.
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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	571,479	$17.61
Granted	306,549	$32.97
Vested	(180,827)	$17.56
Forfeited	(47,098)	$22.34
Unvested at September 30, 2019	650,103	$24.54

Stock Appreciation Rights—SARs entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the "2016 SARs"). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the nine month period ended September 30, 2019, a total of 157,930 SARs vested. For the three and nine month periods ended September 30, 2019, the Company recorded $0.4 million and $2.3 million, respectively, in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or the "Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company's Board of Directors. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and nine month periods ended September 30, 2019, the Company recorded $0.3 million and $0.9 million, respectively, in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$4,988	$4,431	$15,191	$12,109
Selling, general and administrative	5,496	4,511	15,477	12,664
Total	$10,484	$8,942	$30,668	$24,773

As of September 30, 2019, there was approximately $104.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.03 years.

11.    Debt
2017 Credit Facility
In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial, a Delaware statutory trust, as administrative agent and MidCap Financial and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The Company's ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and will be amortized over the term of the Credit Facility. As of September 30, 2019, the Company had made loan repayments of $6.7 million on the Credit Facility.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR, (with a LIBOR floor rate of 1.00%) plus 6.15%. The Company was obligated to make interest only payments (payable monthly in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, the Company is required to make monthly interest payments and monthly principal payments. The principal payments are to be made based on straight-line amortization of the principal over the twenty-four month period. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
The Credit Facility is subject to certain financial covenants. As of September 30, 2019, the Company was in compliance with all required covenants.
2026 Convertible Notes
In September 2019, the Company issued, at par value, $287.5 million aggregate principal amount of 1.5% convertible senior notes due 2026, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes. The 2026 Convertible Notes bear cash interest at a rate of 1.5% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.
The 2026 Convertible Notes are governed by an indenture (the "2026 Convertible Notes Indenture") with U.S Bank National Association as trustee (the "2026 Convertible Notes Trustee").
Holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 only under the following circumstances:
·                  during any calendar quarter commencing on or after December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
·                  during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2026 Convertible Notes Indenture) per $1,000 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
·                  during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or
·                  upon the occurrence of specified corporate events.
On or after March 15, 2026, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or any combination thereof at the Company's election.
The conversion rate for the 2026 Convertible Notes was initially, and remains, 19.0404 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $52.52 per share of the Company’s common stock. The conversion rate may be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
The Company is not permitted to redeem the 2026 Convertible Notes prior to September 20, 2023. The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at its option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes, which means that the Company is not required to redeem or retire the 2026 Convertible Notes periodically.
If the Company undergoes a “fundamental change” (as defined in the 2026 Convertible Notes Indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require the Company to repurchase for cash all or part of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2026 Convertible Notes Indenture contains customary events of default with respect to the 2026 Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2026 Convertible Notes when due and payable) occurring and continuing, the 2026 Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2026 Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the 2026 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2026 Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2026 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
The Company accounts for the 2026 Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the 2026 Convertible Notes, the Company separated the 2026 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2026 Convertible Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2026 Convertible Notes is $123.0 million and was recorded in additional paid-in capital.
In accounting for the transaction costs related to the issuance of the 2026 Convertible Notes, the Company allocated the total costs incurred to the liability and equity components of the 2026 Convertible Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2026 Convertible Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $25.3 million in connection with the 2026 Convertible Notes.
The 2026 Convertible Notes consist of the following:

Liability component	September 30, 2019
Principal	$287,500
Less: Debt issuance costs	(4,692)
Less: Debt discount, net(1)	(122,618)
Net carrying amount	$160,190

(1) Included in the consolidated balance sheets within convertible senior notes (due 2026) and amortized to interest expense over the remaining life of the 2026 Convertible Notes using the effective interest rate method.
As of September 30, 2019, the remaining contractual life of the 2026 Convertible Notes is approximately 7.0 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Contractual interest expense	$130	$130
Amortization of debt issuance costs	15	15
Amortization of debt discount	391	391
Total	$536	$536
Effective interest rate of the liability component	10.2%	10.2%

2022 Convertible Notes
In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.0% convertible senior notes due 2022. The 2022 Convertible Notes bear cash interest at a rate of 3.0% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.
The 2022 Convertible Notes are governed by an indenture (the "2022 Convertible Notes Indenture") with U.S Bank National Association as trustee (the "2022 Convertible Notes Trustee").
Holders may convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:
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
·                  during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2022 Convertible Notes Indenture) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
·                  during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or
·                  upon the occurrence of specified corporate events.
On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2022 Convertible Notes to be converted and deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of 2022 Convertible Notes being converted.
The conversion rate for the 2022 Convertible Notes was initially, and remains, 17.7487 shares of the Company’s common stock per $1,000 principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of the Company’s common stock. The conversion rate may be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
The Company was not permitted to redeem the 2022 Convertible Notes prior to August 20, 2018. As of August 20, 2018, the Company may redeem for cash all or any portion of the 2022 Convertible Notes, at its option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2022 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2022 Convertible Notes, which means that the Company is not required to redeem or retire the 2022 Convertible Notes periodically. There have been no redemptions to date.
If the Company undergoes a “fundamental change” (as defined in the 2022 Convertible Notes Indenture), subject to certain conditions, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022

Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2022 Convertible Notes Indenture contains customary events of default with respect to the 2022 Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2022 Convertible Notes when due and payable) occurring and continuing, the 2022 Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2022 Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the 2022 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2022 Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
The Company accounts for the 2022 Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the 2022 Convertible Notes, the Company separated the 2022 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2022 Convertible Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2022 Convertible Notes is $57.5 million and was recorded in additional paid-in capital.
In accounting for the transaction costs related to the issuance of the 2022 Convertible Notes, the Company allocated the total costs incurred to the liability and equity components of the 2022 Convertible Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2022 Convertible Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $22.3 million in connection with the 2022 Convertible Notes.
The 2022 Convertible Notes consist of the following:

Liability component	September 30, 2019	December 31, 2018
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,438)	(1,746)
Less: Debt discount, net(1)	(28,862)	(35,054)
Net carrying amount	$119,700	$113,200

(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Convertible Notes using the effective interest rate method.
As of September 30, 2019, the remaining contractual life of the 2022 Convertible Notes is approximately 2.9 years.
The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,134	$1,134	$3,375	$3,375
Amortization of debt issuance costs	106	95	308	277
Amortization of debt discount	2,137	1,919	6,192	5,563
Total	$3,377	$3,148	$9,875	$9,215
Effective interest rate of the liability component	11.0%	11.0%	11.0%	11.0%

12.	Commitments and contingencies
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
13.    Revenue recognition
Net product sales
The Company views its operations and manages its business in one operating segment. During the three months ended September 30, 2019 and 2018, net product sales in the United States were $22.9 million and $22.6 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $48.5 million and $30.4 million, respectively, consisting of Translarna and Tegsedi. During the nine months ended September 30, 2019 and 2018, net product sales in the United States were $68.3 million and $62.2 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $141.6 million and $115.0 million, respectively, consisting of Translarna and Tegsedi.
The following table presents changes in the Company’s contract liabilities from December 31, 2018 to September 30, 2019 and December 31, 2017 to September 30, 2018:

	Balance as of December 31, 2018	Additions	Deductions	ASC 606 Adjustment	Balance as of September 30, 2019
Deferred Revenue	$12,938	$3,801	$(2,433)	$—	$14,306

	Balance as of December 31, 2017	Additions	Deductions	ASC 606 Adjustment	Balance as of September 30, 2018
Deferred Revenue	$11,891	$4,706	$—	$(3,937)	$12,660

The Company did not have any contract assets for the three and nine month periods ended September 30, 2019 and 2018.
During the three and nine month periods ended September 30, 2019 and 2018, the Company recognized revenue in the period from:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Amounts included in contract liabilities at the beginning of the period	$2,269	$—	$2,269	$—
Performance obligations satisfied in current period	69,100	53,021	207,630	177,172
Total product revenue	$71,369	$53,021	$209,899	$177,172

The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and nine month periods ended September 30, 2019 and 2018.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of September 30, 2019 and 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $14.3 million and $12.7 million, respectively. The Company expects to recognize revenue over the next one to two years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
Collaboration revenue
The Company has ongoing collaborations with the SMA Foundation and Roche and early stage discovery arrangements with other institutions. The following are the key terms to the Company’s (i) ongoing collaborations and (ii) early stage discovery and development arrangements.
Roche and SMA Foundation
In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche for an SMA program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company’s SMA program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, after which Roche provided the Company with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full-time equivalent employees that the Company contributed to the research program.
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
In January 2014, the Company announced the initiation of a Phase 1 clinical program in its SMA collaboration with Roche and the SMA Foundation which triggered a $7.5 million milestone payment from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.
In November 2014, the Company announced the initiation of a Phase 2 study in adult and pediatric patients in its SMA collaboration with Roche and the SMA Foundation which triggered a $10 million payment from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.
In October 2017, the Company announced that the Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 SMA initiated in the fourth quarter of 2016 with Roche and SMA Foundation, had transitioned into the pivotal second part of its study. The achievement of this milestone triggered a $20.0 million payment to the Company from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2017.
The remaining potential research and development event milestones that can be received as of September 30, 2019 is $87.5 million. The remaining potential sales milestones as of September 30, 2019 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.
For the three months ended September 30, 2019 and 2018, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.2 million, respectively.
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
Generally, the two material promises in these arrangements are the license and the research activities. The Company evaluated whether these material promises are distinct and determined that the license does not have standalone functionality and there is a significant integration of the license and research activities. As such, both promises are bundled into one distinct performance obligation. As of adoption of ASC Topic 606 on January 1, 2018, all deferred revenue related to these arrangements had been recognized. For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any revenue related to discovery agreements.
The Company is eligible to receive additional payments from its early stage discovery research arrangements if the discovery compounds are ultimately developed and commercialized. The aggregate potential payments the Company is eligible for if all products are developed is $143.0 million and up to $252.0 million in sales milestones upon achievement of specified sales events and up to double digit royalties on worldwide annual net sales of the licensed product. The Company will recognize revenue when it is probable the milestones will be achieved (see Note 2). For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any revenue related to early stage collaborations.

14.	Intangible assets and goodwill
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
Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the three month periods ended September 30, 2019 and 2018, milestone payments of $7.4 million and $4.5 million were recorded, respectively.
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
For the three month periods ended September 30, 2019 and 2018, the Company recognized amortization expense of $7.0 million and $5.8 million, respectively, related to the Emflaza rights and Waylivra intangible assets. For the nine month periods ended September 30, 2019 and 2018, the Company recognized amortization expense of $19.7 million and $16.8 million, respectively, related to the Emflaza rights and Waylivra intangible assets.
The estimated future amortization of the Emflaza rights and Waylivra intangible asset is expected to be as follows:

As of September 30, 2019
2019	$7,034
2020	28,136
2021	28,136
2022	28,136
2023 and thereafter	34,968
Total	$126,410

Indefinite-lived intangibles
In connection with the acquisition of Agilis, the Company acquired rights to PTC-AADC, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. The Agilis platform also includes a gene therapy asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. An investigational new drug ("IND") submission with the FDA for this program is expected mid-year 2020. Additionally, the Agilis platform includes two other gene therapy programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.
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
Goodwill
As a result of the Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There were no changes to the recorded value of goodwill for the three and nine month periods ended September 30, 2019.

15.    Subsequent events
Acquisition of BioElectron Technology Corporation
On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, (the “Acquisition”) pursuant to an Asset Purchase Agreement by and between the Company and BioElectron, dated October 1, 2019 (the “Acquisition Agreement”).
Upon the closing of the Acquisition, the Company paid to BioElectron total upfront consideration of $10.0 million, funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million to be held in an escrow account to secure potential indemnification obligations owed to the Company. The loan advance was included in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2019. Subject to the terms and conditions of the Acquisition Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the Acquisition Agreement, BioElectron may also become entitled to receive contingent payments of a low single digit percentage of net sales of certain products.
Tegsedi Approval in Brazil
Tegsedi received marketing authorization from ANVISA in October 2019 for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Refer to Note 12 for further details regarding our commitments and contingencies related to Tegsedi.
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
Corporate Updates
DMD Franchise
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder.  Translarna received marketing authorization from the European Commission in August 2014 for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged five years and older in the 31 member states of the European Economic Area, or EEA. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. During the quarter ended September 30, 2019, we recognized $48.3 million in net sales from Translarna. Translarna is currently available for the treatment of nmDMD in over 40 countries on a commercial basis or through a reimbursed early access program, or EAP program. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended September 30, 2019, Emflaza achieved net sales of $22.9 million.
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
In September 2018, we submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients who are non-ambulatory. In June 2019, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA informed us that it had adopted a negative opinion of our label-extension request. We requested a re-examination of the procedure and in October 2019 the negative opinion was affirmed.
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
Gene Therapy Platform
We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in late 2019, with an anticipated commercial launch in 2020. We are also preparing a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the European Union, or EU, for submission to the EMA, which will follow our BLA submission to the FDA.

Our gene therapy platform also includes a gene therapy asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We expect to submit an investigational new drug application, or IND, to the FDA for this program mid-year 2020.
Akcea Partnership

We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean, or the PTC Territory, pursuant to our collaboration and license agreement with Akcea Therapeutics, Inc, or the Akcea Agreement.
Tegsedi has received marketing authorization in the U.S., EU and Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Tegsedi also received marketing authorization from ANVISA in October 2019 for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil.
Waylivra has received conditional marketing authorization in the EU for the treatment of familial chylomicronemia syndrome, or FCS. In connection with the conditional marketing approval for Waylivra in the EU, the European Commission is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra. Waylivra is not currently approved for marketing in the PTC Territory.
Splicing Platform
We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. Currently, our collaboration has two pivotal clinical trials ongoing to evaluate the safety and effectiveness of risdiplam (RG7916, RO7034067), the lead compound in the SMA program. Roche is preparing an NDA and an MAA for risdiplam for the treatment of SMA in the United States and the EU, respectively, which Roche anticipates submitting to the FDA in the second half of 2019 and the EMA in the first half of 2020.

In collaboration with Massachusetts General Hospital and New York University, we had identified the splicing compound PTC258, which is a splicing modifier that restores IKAP levels, targeting Familial Dysautonomia. Based on initial feedback from the FDA on the difficulty for a clinical pathway for the small population of patients, the Familial Dysautonomia oral splicing program has been discontinued.
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
To date, we have financed our operations primarily through our offering of 3.0% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, our offering of 1.5% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, and together with the 2022 Convertible Notes, the Convertible Notes, our public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, "at the market offerings" of our common stock, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt, a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States.
The Credit Agreement provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. As of September 30, 2019, we made loan repayments of $6.7 million on the Credit Facility.
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three month period ending September 30, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
In September 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 2,475,248 shares of common stock under the registration statement at a public offering price of $40.40 per share. The offering included an option to purchase up to an additional 371,287 shares for a period of 30 days following the offering. This option was not exercised by the underwriter. We received net proceeds of $97.0 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
In September 2019, we issued $287.5 million aggregate principal amount of 2026 Convertible Notes, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes. The 2026 Convertible Notes bear cash interest at a rate of 1.5% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. We received net proceeds of $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
As of September 30, 2019, we had an accumulated deficit of $1,112.8 million. We had a net loss of $173.9 million and $79.8 million for the nine month periods ended September 30, 2019 and 2018, respectively.
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy, splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In late 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA, followed by a request for marketing authorization for PTC-AADC with the EMA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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
With respect to our outstanding 2022 and 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $8.8 million annually. Additionally, under the terms of our Credit Agreement cash interest and principal payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company including significant legal, accounting, investor relations and other expenses.
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
The following tables provide research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$25,239	$33,878
Gene Therapy	17,016	1,928
Oncology	3,944	3,495
Emflaza	4,760	4,670
Other research and preclinical	12,117	10,397
Total research and development	$63,076	$54,368

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$53,354	$68,552
Gene Therapy	44,418	1,928
Oncology	17,769	8,467
Emflaza	19,253	10,676
Other research and preclinical	40,827	28,714
Total research and development	$175,621	$118,337
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
During the three and nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our 2018 Annual Report on Form 10-K, other than those disclosed below.
Restricted cash
Restricted cash included in deposits and other assets on the consolidated balance sheet relates to an unconditional, irrevocable and transferable letter of credit that was entered into during the three-month period ended September 30, 2019 in connection with obligations under a facility lease for our leased biologics facility in Hopewell Township, New Jersey. The amount of the letter of credit is $7.5 million, is to be maintained for a term of not less than five years and has the potential to be reduced to $3.8 million if after five years the Company is not in default of its lease. The amount is classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letter of credit.
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
Results of operations
Three months ended September 30, 2019 compared to three months ended September 30, 2018
The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change 2019 vs. 2018
(in thousands)	2019	2018
Net product revenue	$71,369	$53,021	$18,348
Collaboration and grant revenue	47	570	(523)
Cost of product sales, excluding amortization of acquired intangible asset	3,006	3,292	(286)
Amortization of acquired intangible asset	7,025	5,793	1,232
Research and development expense	63,076	54,368	8,708
Selling, general and administrative expense	49,284	38,368	10,916
Change in the fair value of deferred and contingent consideration	9,500	—	9,500
Interest expense, net	(2,666)	(3,118)	452
Other income, net	2,800	734	2,066
Income tax benefit (expense)	344	(355)	699
Net product revenues. Net product revenues were $71.4 million for the three months ended September 30, 2019, an increase of $18.3 million, or 35%, from $53.0 million for the three months ended September 30, 2018. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories.
Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the three months ended September 30, 2019, a decrease of $0.5 million, or 92%, from $0.6 million for the three months ended September 30, 2018. The decrease in collaboration and grant revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $3.0 million for the three months ended September 30, 2019, a decrease of $0.3 million, or 9%, from $3.3 million for the three months ended September 30, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC) or Marathon, and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our intangible assets was $7.0 million for the three months ended September 30, 2019, an increase of $1.2 million, or 21%, from $5.8 million for the three months ended September 30, 2018. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and the Waylivra intangible asset. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra asset is amortized on a straight-line basis over its estimated useful life of approximately ten years.
Research and development expense. Research and development expense was $63.1 million for the three months ended September 30, 2019, an increase of $8.7 million, or 16%, from $54.4 million for the three months ended September 30, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $49.3 million for the three months ended September 30, 2019, an increase of $10.9 million, or 28%, from $38.4 million for the three months ended September 30, 2018. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $9.5 million for the three months ended September 30, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equity holders of Agilis Biotherapeutics, Inc., or Agilis, as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.  Interest expense, net was $2.7 million for the three months ended September 30, 2019, a decrease of $0.5 million, or 14%, from $3.1 million for the three months ended September 30, 2018.  The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement.
Other income, net. Other income, net was $2.8 million for the three months ended September 30, 2019, an increase of $2.1 million, or 281%, from other income, net of $0.7 million for the three months ended September 30, 2018. The increase in other income, net resulted primarily from an unrealized gain on our equity investment in MRI Interventions, Inc. of $2.4 million, partially offset by exchange rate changes in the current period.
Income tax benefit (expense). Income tax benefit was $0.3 million for the three months ended September 30, 2019 compared to income tax expense of $0.4 million for the three months ended September 30, 2018. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change 2019 vs. 2018
(in thousands)	2019	2018
Net product revenue	$209,899	$177,172	$32,727
Collaboration and grant revenue	622	1,224	(602)
Cost of product sales, excluding amortization of acquired intangible asset	8,593	8,909	(316)
Amortization of acquired intangible asset	19,677	16,815	2,862
Research and development expense	175,621	118,337	57,284
Selling, general and administrative expense	139,044	104,882	34,162
Change in the fair value of deferred and contingent consideration	35,960	—	35,960
Interest expense, net	(7,028)	(9,306)	2,278
Other income, net	2,509	1,066	1,443
Income tax expense	(1,006)	(964)	(42)
Net product revenues. Net product revenues were $209.9 million for the nine months ended September 30, 2019 an increase of $32.7 million, or 18%, from $177.2 million for the nine months ended September 30, 2018. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to an increase in net product sales of Emflaza.
Collaboration and grant revenues. Collaboration and grant revenues were $0.6 million for the nine months ended September 30, 2019, a decrease of $0.6 million, or 49%, from $1.2 million for the nine months ended September 30, 2018. The decrease in collaboration and grant revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $8.6 million for the nine months ended September 30, 2019, a decrease of $0.3 million, or 4%, from $8.9 million for the nine months ended September 30, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our intangible assets were $19.7 million for the nine months ended September 30, 2019, an increase of $2.9 million, or 17%, from $16.8 million for the nine months ended September 30, 2018. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra intangible asset. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra asset is amortized on a straight-line basis over its estimated useful life of approximately ten years.
Research and development expense. Research and development expense was $175.6 million for the nine months ended September 30, 2019, an increase of $57.3 million, or 48%, from $118.3 million for the nine months ended September 30, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $139.0 million for the nine months ended September 30, 2019, an increase of $34.2 million, or 33%, from $104.9 million for the nine months ended September 30, 2018. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $36.0 million for the nine months ended September 30, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equity holders of Agilis, as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.  Interest expense, net was $7.0 million for the nine months ended September 30, 2019, a decrease of $2.3 million, or 24%, from $9.3 million for the nine months ended September 30, 2018.  The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement.
Other income, net. Other income, net was $2.5 million for the nine months ended September 30, 2019, an increase of $1.4 million, or 135%, from other income, net of $1.1 million for the nine months ended September 30, 2018. The increase in other income, net resulted primarily from an unrealized gain on our equity investment in MRI Interventions, Inc. of $2.5 million, partially offset by exchange rate changes in the current period.
Income tax expense. Income tax expense was $1.0 million for the nine months ended September 30, 2019 and $1.0 million for the nine months ended September 30, 2018. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
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
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings and “at the market offerings” of our common stock, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have recognized revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of both Translarna and Emflaza, as well as Waylivra and Tegsedi once our commercialization efforts for them commence. As a result, while we expect to continue to generate operating losses in 2019, we anticipate that operating losses generated in future periods should decline versus prior periods. The net losses we incur may fluctuate significantly from quarter to quarter.
In August 2015, we closed a private offering of $150 million in aggregate principal amount of 3.0% convertible senior notes due 2022 including the exercise by the initial purchasers of an option to purchase an additional $25 million in aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Convertible Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us.
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses.
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
In August 2019, we entered into the Sales Agreement, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the three month period ending September 30, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
In September 2019, we closed a private offering of $287.5 million aggregate principal amount of 1.5% convertible senior notes due 2026 including the exercise by the initial purchasers of an option to purchase an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes. The 2026 Convertible Notes bear cash interest at a rate of 1.5% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. We received net proceeds of $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
In September 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 2,475,248 shares of common stock under the registration statement at a public offering price of $40.40 per share. The offering included an option to purchase up to an additional 371,287 shares for a period of 30 days following the offering. This option was not exercised by the underwriter. We received net proceeds of $97.0 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
Cash flows
As of September 30, 2019, we had cash, cash equivalents and marketable securities of $708.6 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash (used in) provided by:
Operating activities	(88,433)	(12,498)
Investing activities	(158,240)	(18,017)
Financing activities	610,925	127,845
Net cash used in operating activities was $88.4 million for the nine months ended September 30, 2019 and $12.5 million for the nine months ended September 30, 2018. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.
Net cash used in investing activities was $158.2 million for the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2019 was primarily related to net purchases of marketable securities. Cash used in investing activities for the nine months ended September 30, 2018 was $18.0 million and was primarily related to our acquisition of Agilis, partially offset by net sales of marketable securities.
Net cash provided by financing activities was $610.9 million for the nine months ended September 30, 2019 and $127.8 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to our equity offerings in January 2019 and September 2019, our at the market equity offering in August 2019, our convertible debt offering in September 2019, and the exercise of options. Cash provided by financing activities for the nine months ended September 30, 2018 was primarily attributable to our equity offering in April 2018 and the exercise of options.
Funding requirements
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with Study 041 and Study 045 and our open label extension trials of Translarna for the treatment of nmDMD as well as our studies for nonsense mutation aniridia and nonsense mutation Dravet syndrome/CDKL5 and our FDA post-marketing requirements with respect to Emflaza in the United States and our studies for limb-girdle 2I. We also expect to incur ongoing research and development expenses for our other product candidates, including our gene therapy, splicing and oncology programs. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and we may also seek marketing authorization for Translarna for other indications. In late 2019, we plan to submit a request for marketing authorization for PTC-AADC with the FDA, followed by a request for marketing authorization for PTC-AADC with the EMA. These efforts may significantly impact the timing and extent of our commercialization expenses.
In addition, our expenses will increase if and as we:

•	seek to satisfy contractual and regulatory obligations we assumed in connection with the Agilis acquisition;

•	seek to satisfy contractual and regulatory obligations in conjunction with the Akcea Agreement, including the potential commercialization of Tegsedi and Waylivra in the PTC Territory;

•	execute our strategy for Emflaza in the United States, including commercialization and integration efforts;

•	satisfy contractual and regulatory obligations that we assumed through the Emflaza acquisition;

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
We believe that our cash flows from the sales of our products, together with existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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

With respect to our outstanding Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $8.8 million annually. Additionally, under the terms of our Credit Agreement cash interest and principal payments are payable monthly in arrears. Furthermore, as a result of our initial public offering in June 2013, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
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
Contractual obligations
During the period ended September 30, 2019, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our 2018 Annual Report, other than as disclosed below.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations (1)	$88,121	1,065	9,451	10,913	66,692
Purchase commitments (2)	$6,900	2,050	4,850	—	—
Total contractual obligations	$95,021	$3,115	$14,301	$10,913	$66,692
(1) Obligations stem from lease agreement entered into with Bristol-Myers Squibb Company in August 2019 relating to the lease of approximately 185,000 square feet of office, production and laboratory space at a facility located in Hopewell Township, New Jersey.
(2) Purchase commitments related to a manufacturing arrangement entered into within the third quarter of 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the period ended September 30, 2019, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the first quarter of 2019, we implemented an enterprise resource planning (“ERP”) system, Oracle, on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. We have completed the implementation of certain processes, including the financial consolidation and reporting, sales order to cash, fixed assets, supplier management and indirect procure-to-pay processes, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting for the three and nine months ended September 30, 2019. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting. No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
Inducement grant awards. Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, during the quarter ended September 30, 2019, we issued options to purchase an aggregate of 419,600 shares of common stock to certain new hire employees at a weighted-average exercise price of $42.44 per share. The shares underlying these options will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.1
Indenture (including Form of Note), dated as of September 20, 2019, by and between PTC Therapeutics, Inc. and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 20, 2019)

10.1	Amendment No. 2 to Credit and Security Agreement, dated as of August 7, 2019, by and among PTC Therapeutics, Inc., MidCap Financial Trust and the Lenders as defined therein
10.2	Amendment No. 3 to Credit and Security Agreement, dated as of August 29, 2019, by and among PTC Therapeutics, Inc., MidCap Financial Trust and the Lenders as defined therein
10.3	Amendment No. 4 to Credit and Security Agreement, dated as of September 17, 2019, by and among PTC Therapeutics, Inc., MidCap Financial Trust and the Lenders as defined therein
10.4
Omnibus Amendment No. 5 and Joinder to Credit and Security Agreement and Amendment and Joinder to Pledge Agreement, dated as of October 1, 2019, by and among PTC Therapeutics, Inc., each of the subsidiaries listed therein as a New Borrower, MidCap Financial Trust and the Lenders as defined therein

10.5†	Lease Agreement dated as of August 3, 2019, by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc.
10.6	Irrevocable Standby Letter of Credit, dated September 3, 2019, issued by HSBC Bank USA, N.A. in favor of Bristol-Myers Squibb Company for the Account of PTC Therapeutics, Inc., as amended
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

* Submitted electronically herewith.
† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: October 29, 2019	By:	/s/ Emily Hill
Emily Hill
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)