Form 10-K
period 2019-12-31
PTC THERAPEUTICS, INC.
filed 2020-03-02
CIK 1070081

Use these links to rapidly review the document
TABLE OF CONTENTS PTC Therapeutics, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35969

PTC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3416587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Corporate Court
South Plainfield,	NJ	07080
(Address of principal executive offices)		(Zip Code)

(908) 222-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PTCT	Nasdaq Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,567,003,670. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.
As of February 27, 2020, the registrant had 62,632,628 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to our gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or PTC-AADC, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;

•
our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;

•
our ability to maintain our marketing authorization of Translarna for the treatment of nmDMD in the European Economic Area, or EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;

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

•	the timing and scope of our commercialization of our products and product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs, or EAP programs, for our products on adequate terms, or at all;

•
our expectations with respect to the development, regulatory and commercial status of our product candidates and program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from achievement of milestones in that program;

•
our expectations and the potential financial impact and benefits related to our Collaboration and Licensing Agreement with Akcea Therapeutics, Inc., or Akcea, including with respect to the timing of regulatory approval of TegsediTM (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to contingent payments to Akcea based on the potential achievement of certain regulatory milestones and royalty payments by us to Akcea based on our potential achievement of certain net sales thresholds;

•	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;

•
our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;

•
the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;

•
our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;

•	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;

•
the ability and willingness of patients and healthcare professionals to access our product and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;

•
our ability to complete the United States Food and Drug Administration, or FDA, post-marketing requirements to the marketing authorization of Emflaza and any other post-marketing requirements for our products;

•	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;

•	the ability of our products and our product candidates to meet existing or future regulatory standards;

•	our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;

•	the potential receipt of revenues from future sales of our products or product candidates;

•	the potential impact that enrollment, funding and completion of Study 041 may have on our revenue growth;

•
our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;

•	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;

•	our ability to establish and grow our manufacturing capabilities for our gene therapy platform;

•
our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;

•
our ability to satisfy our obligations under the terms of the credit and security agreement with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and certain other financial institutions as lenders thereunder;

•
our ability to satisfy our obligations under the indenture governing our 3.00% convertible senior notes due August 15, 2022 and under the indenture governing our 1.50% convertible senior notes due September 15, 2026;

•	our regulatory submissions, including with respect to timing and outcome of regulatory review;

•	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e and oncology programs;

•
whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;

•	the potential advantages of our products and any product candidate;

•	our intellectual property position;

•	the impact of government laws and regulations;

•	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and

•	our competitive position;
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

PART I
Item 1.    Business
Overview
We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. Our ability to globally commercialize products is the foundation that drives our continued investment in a robust diversified pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need. The Company’s strategy is to bring best-in-class therapies with differentiated clinical benefit to patients affected by rare disorders and to leverage its global commercial infrastructure to maximize value for its patients and other stakeholders.
Our Pipeline
We have a portfolio pipeline that includes commercial products as well as product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology. Below is a summary of our more advanced programs as of the date of this report, including those with our strategic partners:

•	Global Commercial Footprint

◦
Global DMD Franchise - We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

◦
LATAM Commercialization - We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, European Union, or the EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the EU, for the treatment of familial chylomicronemia syndrome, or FCS. We anticipate filing for marketing authorization for Waylivra with ANVISA, the Brazilian health regulatory authority, in the second half of 2020.

•	Diversified Development Pipeline

◦
Gene Therapy Platform - We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2020. In January 2020, we submitted a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the EEA to the European Medicines Agency, or EMA, and we expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, by the end of 2020.

◦
Splicing Platform - We have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The lead compound in the SMA program is risdiplam (RG7916, RO7034067). Roche submitted an NDA for risdiplam to the FDA in the fourth quarter of 2019 and the Prescription Drug User Fee Act, or PDUFA, date for a decision by the FDA is May 24, 2020. Risdiplam is expected to be indicated in the United States for SMA type 1, 2 and 3 patients, if approved. Roche anticipates submitting an MAA for risdiplam for the treatment of SMA in the EEA in mid-year 2020.

◦
Bio-e Platform - In 2019, we acquired substantially all of the assets of BioElectron Technology Corporation, or BioElectron, including certain compounds that we have begun to develop as part of our Bio-e platform. In 2020, we plan to initiate three trials in this platform with two different compounds that regulate inflammation and oxidative stress.

◦	Oncology Program - We have two oncology agents in Phase 1 clinical development, PTC299 and PTC596.

•	Multi-platform Discovery

◦
We continue to invest in our pre-clinical product pipeline across all of our platforms by committing significant resources to research and development programs and business development opportunities within our areas of scientific expertise, including potential collaborations, alliances, and acquisitions or licensing of assets that complement our strategic mission to provide access to best-in-class treatments for patients who have an unmet medical need.
Global Commercial Footprint
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
We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the 31 member states of the EEA, subject to annual renewal and other conditions. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. In September 2018, we submitted to the EMA a label-extension request to our marketing authorization in the EEA to include patients who are non-ambulatory but the request received a negative opinion and the indication was not added.
The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment. In July 2019, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2020. In February 2020, we submitted a marketing authorization renewal request to the EMA.
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

United States
Translarna is an investigational new drug in the U.S. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. We plan to re-submit the NDA with the data from Study 045 in mid-year 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval pathway.
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
Other Territories
Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015, Chile in 2018 and Brazil in 2019 and these licenses are currently active. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the EEA. In addition, the marketing authorization for Translarna in Brazil is subject to renewal every five years. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.
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
LATAM Commercialization
In August 2018 we entered into a Collaboration and License Agreement with Akcea for the commercialization by us of TegsediTM (inotersen), WaylivraTM (volanesorsen) and products containing those compounds in countries in Latin America and the Caribbean, or the PTC Territory. See “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-Akcea” below for further discussion with respect to our Collaboration and License Agreement with Akcea.
Tegsedi
Tegsedi, a product of Ionis Pharmaceuticals, Inc.’s, or Ionis, an affiliate of Akcea, proprietary antisense technology, is an antisense oligonucleotide, or ASO, inhibitor of human transthyretin, or TTR, production. Tegsedi is the world’s first RNA-targeted therapeutic to treat patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. In October 2019, it received marketing authorization from ANVISA for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Our marketing authorization for Tegsedi in Brazil is subject to renewal every five years. It has also received marketing authorization in the United States and EU for the same indication. Our commercial launch of Tegsedi in Brazil is ongoing and we continue to make Tegsedi available in certain countries within the PTC Territory for the treatment of hATTR amyloidosis through EAP Programs.
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
Waylivra
Waylivra is an ASO that has received marketing authorization in the EU for the treatment of FCS, subject to certain conditions. The United States and EU regulatory agencies have granted orphan drug designation to Waylivra for the treatment of FCS. In connection with the marketing approval for Waylivra in the EU, the European Commission is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra. While Waylivra is not currently approved for marketing in the PTC Territory, we have made Waylivra available in certain countries within the PTC Territory for the treatment of FCS through EAP Programs. We anticipate filing for marketing authorization with ANVISA in the second half of 2020.
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
Diversified Development Pipeline
Our pipeline has a number of development programs in the clinical stages. These include our gene therapy, splicing, Bio-e and oncology programs as well additional studies of our current commercial products to both expand marketing labels and find benefits that these treatments may have in additional indications.
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
The prevalence of AADC deficiency has been estimated to be approximately 5,000 patients worldwide, with a live-birth incidence of up to 1 in 40,000 worldwide. While several diagnostic tests for AADC deficiency are available, we believe the condition remains largely undiagnosed or misdiagnosed and may be confused with cerebral palsy.

PTC-AADC is an adeno-associated virus, or AAV, gene therapy, which has been assessed in two completed clinical trials, and one ongoing trial. The two completed trials include a total of 18 children with severe AADC deficiency who were treated with a one-time total dose of 1.8 x 1011 vg of PTC-AADC during a single procedure in which the gene therapy was administered directly to the region of the brain, called the putamen, where dopamine is made and released. The targeted micro-dosing approach administering small amounts of gene therapy directly to focal regions of affected cells in the putamen has the benefit of keeping the supply requirements for materials low, improving access of the therapeutic gene to key cells, potentially limiting immune and complement-mediated responses and reducing the risk of off-target uptake and excretion of the gene therapy by the liver and kidneys. To date, results from these trials suggest that patients may have a gain of motor functions and improvement in cognitive scales following gene therapy administration and have shown significant increases in motor function, which contrasts with the published natural history.
The two completed clinical trials, AADC-1601, a trial in which patients were enrolled under individual compassionate use consents, and AADC-010, were both single-arm, open-label, interventional trials that enrolled a total of 18 patients. The primary and secondary objectives of these trials were to assess the safety and efficacy of PTC-AADC administered via bilateral putaminal‑infusions in patients with severe AADC deficiency at a total one-time dose of 1.8 x 1011 vg. Study enrollment required a diagnosis of AADC deficiency, defined as decreased homovanilic acid, or HVA, and 5-hydroxyindoleacetic acid, or 5‑HIAA, and elevated levels of L-DOPA in the cerebrospinal fluid, or CSF, the presence of more than one DDC gene mutation, and the presence of clinical symptoms of AADC deficiency (including developmental delay, hypotonia, dystonia, and oculogyric crisis), and a patient age of older than 2 years.
Patients were evaluated monthly for safety assessments and every three months for efficacy assessments that included tests of motor developmental testing (Peabody Developmental Motor Scale, Second Edition, or PDMS-2, and Alberta Infant Motor Scale, or AIMS) through the first year after treatment with PTC-AADC and at periodic intervals thereafter through five years following treatment. The PDMS-2 and AIMS are validated scales used to assess motor skills in young children. Pharmacodynamic testing of CNS AADC activity over time included analyses of CSF neurotransmitter metabolites and F-DOPA PET imaging intervals, also through five years.
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
The ongoing clinical trial, AADC-011, is a single-center, open-label trial to assess the efficacy and safety of PTC-AADC in patients with AADC deficiency. The primary outcomes for this trial include assessing a change in the PDMS-2 score and measuring the change in the neurotransmitter metabolite HVA or 5-HIAA in the cerebrospinal fluid. 10 patients have been enrolled and treated to date. With these 10 patients, we now have 28 patients from our three trials being evaluated in safety and efficacy studies.
An end-of-phase 2 meeting was held with the FDA in July 2017, and the clinical, non-clinical and chemistry, manufacturing and control, or CMC, data available to date from the two completed clinical trials were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support the submission of a BLA without undertaking additional trials or studies at this time. In a late 2019 interaction with the FDA, the agency requested additional information concerning the use of the commercial delivery system for PTC-AADC in young patients. Based on the FDA input, including with respect to the request for additional information, we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2020.

In January 2020, we submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We expect to receive an opinion from the Committee for Medicinal Product for Human Use, or CHMP, of the EMA regarding our MAA submission by the end of 2020.
PTC-AADC for the treatment of AADC deficiency has orphan drug designation in the United States and EU, and rare pediatric disease designation in the United States, and upon BLA approval the FDA may grant us a priority review voucher.
If PTC-AADC for the treatment of AADC deficiency receives FDA approval, we expect that PTC-AADC would have a twelve-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as well as a concurrent seven-year exclusive marketing period, which would commence on the date of FDA approval, under the provisions of the Orphan Drug Act. We are pursuing patent protection for PTC-AADC, and, in the meantime, we expect to rely on the twelve-year BPCIA regulatory exclusivity and concurrent seven-year Orphan Drug Act exclusivity to commercialize PTC-AADC in the United States, if it is approved. Due to its orphan designation in the EMA, we anticipate that PTC-AADC would have similar market exclusivities in the EU, if it is approved.
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
Splicing Platform
Our splicing platform focuses on the development of innovative therapies for diseases, such as spinal muscular atrophy, or SMA, that involve regulation of messenger RNA, or mRNA, splicing in the cell. SMA is a genetic neuromuscular disease characterized by muscle wasting and weakness. The disease generally manifests early in life. SMA is caused by mutation or deletion of the Survival of Motor Neuron 1, or SMN1, gene that encodes the survival of motor neuron, or SMN, protein. The SMN protein is critical to the health and survival of the nerve cells in the spinal cord responsible for muscle contraction. A second gene, Survival of Motor Neuron 2, or SMN2, is very similar to SMN1, contains a T nucleotide at position 6 in exon 7 and produces low, insufficient levels of functional SMN protein due to alternative splicing of exon 7.
According to the SMA Foundation, SMA is the leading genetic cause of death in infants and toddlers. Approximately 1 in 11,000 children is born with the disease. We estimate that there are between 20,000 to 30,000 children and adults living with SMA in the United States, Europe and Japan.
Using our splicing technology and in collaboration with the SMA Foundation and Roche (from 2011), we identified highly potent small molecule splicing modifiers that, in non-clinical studies in cultured cells derived from patients with SMA, increased both the inclusion of exon 7 in the SMN2 mRNA transcript and the levels of SMN protein produced by the SMN2 gene. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these orally bioavailable compounds penetrated the blood-brain barrier and increased the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.
In November 2011, we entered into a collaboration and licensing agreement with Roche which included a $30 million upfront payment, the potential for up to $460 million in milestone payments, and royalties on net sales. Roche is financially responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. We have received $62.5 million in milestone payments from Roche, including a $15 million milestone payment upon the FDA’s acceptance of the NDA filing for risdiplam for the treatment of SMA in the the fourth quarter of 2019. We also previously received $13.3 million in sponsored research funding for this program from the Spinal Muscular Atrophy Foundation.
One of the compounds in the SMA collaboration that is currently being advanced in development is risdiplam. The risdiplam clinical development program is comprised of several studies, evaluating risdiplam in a broad SMA patient population covering the ages from newborns to 60 years old. The four ongoing studies are Firefish (infantile onset SMA; age at enrollment of one to seven months) , Sunfish (later onset SMA; age at enrollment of two to 25 years), Jewelfish (patients who previously received other SMA therapies; age at enrollment of six months to 60 years), and Rainbowfish (presymptomatic patients; age at enrollment of newborns to 6 weeks).
The Sunfish study was initiated in October 2016. Sunfish is a two-part clinical study, initiated in pediatric and adult type 2 and type 3 SMA patients to investigate the safety, tolerability, and efficacy of risdiplam. Based on the results from part one of Sunfish, dosing for the second part of the study was selected and the pivotal part two of Sunfish initiated in October 2017, which triggered a $20.0 million milestone payment to us from Roche. Part two of Sunfish completed recruitment in October 2018 with 180 type 2 and type 3 SMA patients enrolled. The patients were randomized 2:1 risdiplam vs. placebo for 12 months followed by 12 months of all study participants receiving risdiplam. Patients that were enrolled in part 2 of Sunfish had a broad age range (2-25 years; median age 9 years) and broad functional characteristics. The majority of the patients in the study were older, had more progressed disease, and had lower baseline scores on motor function scales relative to other clinical studies in this population. The study showed statistically significant results in primary and key secondary endpoints. The primary endpoint of part 2 was change from baseline in the total Motor Function Measure 32, or MFM-32, score at Month 12. Data from part 2 of the Sunfish trial were presented in February 2020 at the 2nd International Scientific Congress on Spinal Muscular Atrophy. Both part one and part two of the study are being followed by an ongoing open-label extension.
In December 2016, a two-part clinical study, called Firefish, initiated in infants with type 1 SMA to investigate safety, tolerability, and efficacy of risdiplam. Both parts of Firefish are open-label studies. Part one of Firefish was a dose-finding study in 21 infants. The primary objective of part one was to assess the safety profile of risdiplam in infants and determine the dose for part two. A low dose cohort and a high dose cohort were evaluated in part one. Interim clinical data from the Firefish part 1 trial were presented in October 2019 at the World Muscle conference. The median age of first dose was 6.7 months and babies have received risdiplam for a duration of up to 30.1 months. After 16 months of treatment, over 82% (14/17) of the high dose babies achieved a greater than or equal to 4-point increase in CHOP-INTEND score compared to baseline, a rating to evaluate the motor skills of patients with type 1 SMA developed by the Children’s Hospital of Philadelphia. Moreover, 86% (18/21) infants were event-free after receiving risdiplam for 16 months. Data capturing babies displaying improved motor function and sitting were shown at the CureSMA Conference in June 2018. More recently, video footage was presented by a principal investigator in the trial at the 2019 World Muscle conference, who showed a video of an additional type 1 SMA baby sitting unassisted, bringing the total to 4 babies sitting unassisted as shown in patient videos to date. Natural history indicates that type 1 SMA babies never achieve this milestone. Video footage has also showed type 1 SMA babies from the Firefish trial demonstrating head control and rolling. Furthermore, no babies in Firefish part 1 have required a tracheostomy or permanent ventilation since study initiation and no baby has lost the ability to swallow. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for type 1 SMA infants is between 8 and 10.5 months. In addition, SMN protein level increases of up to 6.5-fold were observed after 28 days of dosing and the increase was sustained.
Based on the results from part one of Firefish, part two of Firefish was initiated in March 2018 and completed recruitment in November 2018 with 41 type 1 SMA infants enrolled. The study met its primary endpoint of proportion of infants who are sitting without support after 12 months of treatment, as assessed in the Gross Motor Scale of the Bayley Scales of Infant and Toddler development - Third Edition (BSID-III) (defined as sitting without support for 5 seconds). At least 6 out of 41 babies were required to demonstrate sitting without support in order to meet the primary endpoint in part two. Risdiplam has been well-tolerated and no treatment-related safety findings leading to withdrawal have been observed. We expect to share data from part 2 of the FIREFISH study with health authorities globally and will be presented at an upcoming medical congress.
Based on feedback from the FDA and national health authorities in Europe that Part 1 of FIREFISH and SUNFISH may be sufficient to file an NDA and an MAA, Roche submitted an NDA to the FDA for risdiplam for the treatment of SMA in the United States which was accepted for filing by FDA in the fourth quarter 2019. This event triggered a $15.0 million milestone payment to us from Roche. Roche is preparing an MAA for risdiplam for the treatment of SMA in the EEA, which Roche anticipates submitting to the EMA in mid-year 2020. The risdiplam Prescription Drug User Free Act, or PDUFA, date for a decision by the FDA is May 24, 2020. Risdiplam is expected to be indicated for SMA type 1, 2 and 3 patients, if approved.
Jewelfish, an open-label study investigating the safety, tolerability, PK, and PK/pharmacodynamic relationship of risdiplam in patients aged from 6 months to 60 years with SMA previously treated with one of several experimental SMA therapies, initiated in the first quarter of 2017. Preliminary PD data from twelve Jewelfish patients presented in October 2018 at the World Muscle conference demonstrated sustained >2-fold increase in median SMN protein levels versus baseline over 12 months of treatment. Also, risdiplam was well tolerated, with no drug-related adverse events leading to withdrawal from the study.
Rainbowfish is an open-label, single-arm, multicenter study, investigating the efficacy, safety, pharmacokinetics and pharmacodynamics of risdiplam in babies, from birth to six weeks of age (at first dose) with genetically diagnosed SMA who are not yet presenting with symptoms. The study is currently recruiting.
Over 400 patients have been treated with risdiplam across all studies to date. No treatment-related safety findings have led to patient withdrawal in any study.
Bio-e Platform
On October 25, 2019, we completed the acquisition of substantially all of the assets of BioElectron, including certain compounds that we have begun to develop as part of our Bio-e platform. Oxidation-reduction, or redox, reactions are an essential component of the generation and regulation of energy in living systems. These reactions are regulated through a set of enzymes known as oxidoreductase enzymes that uniquely require the transfer of an electron, or a redox chemical reaction, to affect their biological activity. Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases.
Our most advanced molecule in the Bio-e platform is PTC743. PTC743 is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. PTC743 targets 15-lipoxygenase, or 15-LO, a key regulator of oxidative stress, lipid-based neuro-inflammation, alpha-synuclein oxidation and aggregation and cell death. In the second quarter of 2020, we expect to initiate a potential registrational Phase 2 placebo-controlled trial of PTC743 in approximately 60 children with mitochondrial disease and associated refractory epilepsy. All subjects will be followed for one month to ensure a baseline seizure frequency, and then will be randomized to receive PTC743 or placebo for six months. Refractory epilepsy is a highly morbid symptom common to a number of mitochondrial disease subtypes. We believe that there are 5,000 to 6,000 addressable mitochondrial epilepsy patients in the United States and EU combined. The clinical rationale for the Phase 2 trial is based on reports of decreased seizure frequency, disruption of status epilepticus and reduced mortality risk and disease-associated morbidity recorded through compassionate use studies of PTC743 in mitochondrial disease patients conducted in the United States and EU.
Additionally, we expect to initiate a potential registrational Phase 3 trial of PTC743 in approximately 100 patients with Friedrich ataxia in the third quarter of 2020, focusing on the younger cohort and run for one year in a 1:1 randomization scheme with placebo. Friedreich ataxia is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are 25,000 addressable Friedrich ataxia patients globally. PTC743 has previously been studied in Friedriech ataxia patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension.  This trial demonstrated that long-term PTC743 treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. PTC743 has been dosed in hundreds of patients and has been generally well-tolerated in the clinic.
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
Overview. As a specific obligation to our marketing authorization in the EEA, we are required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. As a condition to our marketing authorization, we are required to submit the results of Study 041 to the EMA by the end of the third quarter of 2022. The protocol for Study 041 has been approved by the CHMP.
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
Study 045
Following the FDA’s recommendation to collect dystrophin data using validated quantification methods, we initiated Study 045 to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. The study, a Phase 2 open label clinical study of 20 boys with nmDMD from ages two to seven, was initiated in the fourth quarter of 2018, and will have a 40-week study period. We expect the study to be completed in the second quarter of 2020.
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
Statistical Considerations.    The pre-specified meta-analysis results, which favored Translarna in the 6MWT and each of the timed function tests, are considered statistically significant. In the pre-specified subgroups of ACT DMD patients with a baseline 6MWD less than 350 meters and 300 to 400 meters, the p-values for the 6MWT and each of the timed function tests are considered nominal. For information with respect to the use of nominal p-values and post-hoc analyses, see Item 1A. Risk Factors, “Our conclusions regarding the activity and potential efficacy of Translarna in nmDMD are primarily based on retrospective, subgroup and meta-

analyses of the results of our Phase 2b and ACT DMD clinical trials of Translarna for the treatment of nmDMD. Other than with respect to certain of our meta-analyses, results of our analyses are expressed as nominal p-values, which are generally considered less reliable indicators of efficacy than adjusted p-values. In addition, retrospective analyses are generally considered less reliable than pre-specified analyses.”
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
The first patient in our clinical study of Translarna in nonsense mutation aniridia, which we refer to as STAR, was dosed in February 2016. STAR is a Phase 2, randomized, double-blinded, placebo-controlled study of Translarna in patients with aniridia caused by a nonsense mutation, followed by an open-label extension study. Patients received blinded study drug for 48 weeks followed by open-label Translarna for another 96 weeks. STAR was completed in February 2020 and did not meet statistical significance, although a trend was observed in favor of Translarna. We intend to discuss the results with experts and reassess the program.
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
A clinical study assessing Translarna in nonsense mutation Dravet syndrome/CDKL5 was initiated in the first quarter of 2017. The study is an investigative trial and we do not expect to use it as the basis for a regulatory submission. The study is fully enrolled and we expect it to be completed in the first half of 2020, at which point we will reassess the program.
Oncology program
We have two oncology agents in Phase 1 clinical development, PTC299 and PTC596. PTC299 is a small molecule dihydrooratate dehydrogenase (DHODH) inhibitor that inhibits de novo pyrimidine nucleotide synthesis. In the fourth quarter of 2018, we initiated a Phase 1 dose-escalation trial in patients diagnosed with acute myelogenous leukemia, or AML, who have relapsed or are refractory to current treatment options and have no other approved treatment options. We are continuing to enroll this trial. In addition to assessing PTC299 as a monotherapy in our Phase 1 study, we are also assessing PTC299 in a variety of therapeutic combinations preclinically.

AML is a rapidly progressing hematologic cancer that causes uncontrolled growth of immature blast cells in the bone marrow preventing formation of normal blood cells. It may arise as a primary cancer or result from patient exposure to prior cytotoxic and/or radiation therapy. Approximately 20,000 new patients are diagnosed annually in the United States.
PTC596 is a small molecule inhibitor of tubulin polymerization that is associated with cell cycle arrest.  In addition, administration is associated with a hyperphosphorylation of tumor BMI1 protein that subsequently leads to BMI1 protein degradation and reduction in BMI1 protein function. We have assessed PTC596 in a Phase 1 multi-center study in patients with advanced solid tumors. PTC596 is now being assessed in a clinical trial in combination with standard of care in pediatric patients with diffuse intrinsic pontine glioma, or DIPG, in combination with radiation as first-line therapy, with PTC596 continuing as monotherapy after radiation is completed. DIPG is a rapidly fatal pediatric cancer with 90% of patients dying within two years of diagnosis. There are approximately 300 patients diagnosed annually in the United States and Canada. In the fourth quarter of 2018, we initiated a Phase 1 dose-escalation trial in DIPG patients and are continuing to enroll this trial as we dose-escalate.
PTC596 is also being evaluated in leiomyosarcoma, or LMS, in patients who have relapsed or are refractory to current treatments. LMS is a type of sarcoma that manifests as malignant soft tissue tumors of muscle tissue. Preclinical evaluations suggested that PTC596 had synergistic effects in combination with dacarbazine. Of about 3,000 sarcoma patients diagnosed annually in the U.S., approximately 20% have LMS. We initiated a Phase 1 dose escalation study of PTC596 for LMS in the first quarter of 2019 and are currently enrolling this trial.
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
Emflaza for Limb-girdle 2I
Limb-girdle muscular dystrophy type 2I, or LGMD2I, is a form of limb-girdle muscular dystrophy, which refers to a group of conditions that cause weakness and wasting of the muscles in the arms and legs. In 2019, we initiated a clinical study assessing Emflaza in limb-girdle 2I. As part of our continuous portfolio review, we have decided to deprioritize this assessment for Emflaza and have discontinued the study.
Multi-platform Discovery
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
Our Approach
Our approach to drug discovery and development is to target rare diseases with high-unmet needs using a variety of tools, including approaches that intervene in RNA, DNA and energy production pathways.
Splicing
Post-transcriptional control processes are the events that occur in a cell following the transcription of DNA into RNA. These processes regulate, for example, how long RNA molecules last in the cell, how exons in precursor messenger RNA, or pre-mRNA, molecules are spliced, and how efficiently mRNA molecules are translated to proteins. In the majority of human protein-encoding genes, the sequence encoding the mature mRNA transcript is not contiguous in the pre-mRNA but rather has intervening non-coding regions called introns that interrupt the coding sequences, called exons. These introns are removed from the final mRNA product by a process called splicing that also joins the exons together such that only the exons are retained in the mature mRNA.

We use our splicing technology to identify molecules that modulate splicing of the pre-mRNA. Pre-mRNA splicing is a series of highly organized biochemical reactions. Approximately 94% of all human genes encode pre-mRNAs that undergo splicing. In addition, through splicing, one gene can often generate several mRNA products that include a different set of exons through a process called alternative splicing which results in mature mRNA that encodes different, related proteins. Splicing is altered, and can be therapeutically targeted, in many human diseases, including SMA, Huntington’s disease, myotonic dystrophy and various forms of cancer. We have developed several high-throughput drug discovery technology platforms that enable us to identify small molecule modifiers of pre-mRNA splicing. These technologies rely on sensitive quantification of pre-mRNA isoforms directly in human cells or tissue samples. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of SMN2 mRNA. One of these molecules, risdiplam, is a potential treatment for the genetic disorder SMA. Based on this experience, we believe that other small molecule drug candidates can be rapidly identified that modify splicing of pre-

mRNA, promote inclusion of specific exons into mRNA, including pseudoexons, or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes across all therapeutic areas.
Our splicing platform includes a development candidate in Huntington disease, a neurodegenerative disease caused by a toxic gain-of-function triplet repeat expansion in the huntingtin gene. We expect to initiate a clinical trial for this program by the end of 2020.
Nonsense suppression
An mRNA contains multiple regions that have specific functions. Although the protein coding region of mRNA contains the information for the amino acid sequence of the protein product, several regions of mRNA do not code for the protein and are known as untranslated regions, or UTRs. They are unique to specific mRNAs or groups of mRNAs and are directly involved in the post-transcriptional control of protein production. Interactions of cellular factors with the UTRs in the mRNA determine when and how much protein is produced as well as how mRNA is degraded and eliminated from the cell. Additionally, certain sequences in the mRNA encode signals to stop protein production from the mRNA. These are termed ‘nonsense’ signals.
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
In some instances, the nonsense, or stop, signals are premature. The presence of a premature stop codon can cause the degradation of the mRNA through a process called nonsense-mediated decay. In addition to identifying molecules that increase readthrough, we are identifying molecules that can enhance the nonsense suppression effect of readthrough agents, such as Translarna, by preventing the decay of nonsense mutation containing mRNAs, a process known as nonsense mediated decay. We have developed a high throughput screen to identify molecules that increase the level of and stabilize premature stop codon-containing mRNAs. We can evaluate the effect of these molecules alone and in combination with Translarna in cell-based models of disease, identify lead compounds and initiate a chemical optimization program. We are currently in the process of evaluating compounds as single agents and in combination with readthrough compounds in preparation for an optimization program.
Gene therapy
Gene therapy is a technique that uses genes to treat or prevent disease through several approaches including 1) replacing a mutated gene that causes disease with a healthy copy of the gene, 2) inactivating, or “knocking out,” a mutated gene that is functioning improperly or 3) introducing a new gene into the body to help fight a disease. Utilizing our CNS delivery strategy and technologies, we are focused on developing gene therapy product candidates that are engineered and optimized to provide durable treatments, and potentially functional cures, for CNS diseases for which there are currently no approved treatments. By directly administering low doses our therapies using non-pathogenic AAV to deliver therapeutic genes to the target non-dividing neuronal cells in the CNS, which we term targeted micro-dosing, we believe we maximize the probability of achieving a therapeutic benefit and mitigate systemic antibody, cellular immunity and complement-based reactions, minimize the stimulation of new immune responses, and reduce off-target effects.
We believe that our gene therapy platform will enable us to treat patients across a range of CNS disease indications. Our detailed knowledge and expertise in rare CNS diseases has enabled us to develop a gene therapy platform which we believe has important competitive advantages, is highly differentiated and provides practical approaches for delivery of gene therapies to the CNS in a range of disease indications. Our platform utilizes advanced, commercially-available delivery devices, instrumentation and software to optimize targeting to the region of the CNS known to be involved in the cause of the disease. Targeted micro-dosing ensures direct delivery to the CNS, thereby avoiding systemic administration, mitigating systemic immune and complement responses, minimizing the generation of newly mounted immunity to the gene therapy, and bypassing uptake and excretion of the gene therapy vector by organs such as the liver and kidney which further enhances safety and keeps the dose levels low. Our targeted micro-dosing strategy has the added benefit of requiring significantly lower gene therapy doses than systemic dosing would require. Our low dose requirements provide for efficient manufacturing approaches that reduce supply risks, enhance product quality, and lower production costs. Our direct delivery processes have also resulted in a deep understanding of routes of administration that result in effective gene therapy delivery to target cells.
Our gene therapy platform includes an asset targeting Friedreich ataxia. We expect to enter the clinic for this program in the third quarter of 2020. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays. We expect to submit an IND to the FDA for this program in the first half of 2021.
Energy production and oxidative stress

Energy production in cells is critical to their survival. On the other hand, processes that induce oxidative stress in cells can negatively impact them. Energy production takes place in a part of the cell called mitochondria. The mitochondria use the transport of electrons via chemical reactions called redox reactions in their cell membranes to produce adenosine triphosphate, or ATP, which is the central energy molecule inside cells. This process of moving electrons to produce ATP is termed electron transfer or transport. The redox reactions, however, can also cause oxidative stress. We use our expertise in energy production via electron transfer chemical reactions and in oxidative stress to develop first-in-class therapeutics for unmet medical needs. One area of our focus is on inherited mitochondrial diseases. Mitochondrial diseases often derive from defects in energy production and oxidative stress pathway. These diseases commonly result in severe neurological impairment and death at an early age. Through our screening processes, we have identified multiple drug targets which we are assessing in nonclinical studies with the aim of identifying additional product candidates to take into clinical development. Similar strategies potentially can be used for broader sets of diseases. We believe such approaches to these types of intractable diseases have the potential to lead to novel therapies to address areas of high unmet medical need.
One of the molecules in our Bio-e platform is PTC857, a small molecule orally bioavailable compound that targets 15-LO and is in development for the potential treatment of adult CNS patients. In the third quarter of 2020, we intend to initiate a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857 and we are targeting glucocerebrosidase, or GBA, Parkinson’s disease as the first indication. An estimated 5-10% of patients with Parkinson’s disease have a mutation in the GBA gene and these patients tend to have accelerated onset and progression of a number of disease symptoms.
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
Payments and Contingent Payments.    Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135.0 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325.0 million in payments if specified sales milestones are achieved. As of December 31, 2019, we have earned $62.5 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to Phase 2 clinical study in SMA patients. We are also entitled to tiered royalties ranging from 8% to 16% on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.

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
National Taiwan University
We have two agreements with NTU relating to PTC-AADC: a collaborative research agreement, originally entered into between Agilis Biotherapeutics, Inc., or Agilis, and NTU, in September 2015, as amended, or the NTU Collaboration Agreement; and a license and technology transfer agreement, originally entered into between Agilis, NTU and Professor Wuh-Liang (Paul) Hwu, in December 2015, or the NTU Licensing Agreement.
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
Funding obligations. Our funding obligations consist of funding payments for NTU’s research paid upon the achievement of certain milestones. As of December 31, 2019, an aggregate amount of $759,609 in funding payments has been paid to NTU. Since December 31, 2019, an additional $839,896 has been paid to NTU in connection with the EMA’s acceptance of the MAA for PTC-AADC and other funding payments. An additional $1,200,000 would become due and payable to NTU upon a potential approval by the EMA of the MAA for PTC-AADC.

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
Termination. The NTU Licensing Agreement expires on December 23, 2035. Upon expiration, we will have a fully paid-up, perpetual, royalty-free exclusive license to the Technology. We may terminate the NTU Licensing Agreement upon 60 days’ written notice to NTU in the event of (a) the failure of a pivotal clinical study, or serious adverse event in a clinical study, with respect to PTC-AADC for the treatment of AADC deficiency, that prevents continuing such clinical study under reasonable circumstances or (b) the rejection of a BLA with the FDA or an MAA with the EMA, or equivalent biologics approval application in another territory with respect to PTC-AADC for the treatment of AADC. In such termination event, we must pay $100,000 to NTU within 30 days of termination and NTU would retain all rights to the Technology. We may terminate the NTU Licensing Agreement for material breach by another party following a 30-day cure period. NTU may terminate the NTU Licensing Agreement for our failure to pay any undisputed license fees or net sales or sublicensing royalty fees within the applicable deadline following a 30-day cure period.
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
Commercialization. Under the terms of the Akcea Agreement, Akcea has granted to us an exclusive right and license, with the right to grant certain sublicenses, under Akcea’s product-specific intellectual property to develop, manufacture and commercialize the Products in the PTC Territory. In addition, Akcea has granted to us a non-exclusive right and license, with the right to grant certain sublicenses, under Akcea’s core intellectual property and manufacturing intellectual property to develop, manufacture and commercialize the Products in the PTC Territory and to manufacture the Products worldwide in accordance with a supply agreement with Akcea. Akcea has in-licensed certain of the Akcea intellectual property from its affiliate, Ionis. Each party has agreed not to, independently or with any third party, commercialize any competing oligonucleotide product in the PTC Territory for the same gene target as inotersen.
Payments and Contingent Payments. We paid to Akcea an upfront licensing fee of $18.0 million, consisting of an initial payment of $12.0 million paid in connection with entering into the Akcea Agreement in August 2018, and a second payment of $6.0 million that was paid after Waylivra received regulatory approval from the EMA in May 2019. In addition, Akcea is eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a Product from ANVISA, subject to a maximum aggregate amount of $8.0 million for all such Products. We paid Akcea $4.0 million upon our receipt of marketing authorization from ANVISA in October 2019 for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil with Tegsedi. Akcea is also entitled to receive royalty payments in the mid-twenty percent range of net sales on a country-by-country and Product-by-Product basis, commencing on the earlier to occur of (1) 12 months after the first commercial sale of such Product in Brazil or (2) the date when we, our affiliates or sublicensees have recognized revenue of $10.0 million or more in cumulative net sales for such Product in the PTC Territory. The royalty payments are subject to reduction in certain circumstances as set forth in the Akcea Agreement.
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
Additional continuing financial obligations.    Our obligation to pay the royalties described above would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. To the extent that we develop and commercialize program intellectual property on a for-profit basis through outlicensing, we will be obligated to pay to Wellcome Trust a specified share of any consideration we receive from our licensee, provided that Wellcome Trust would be entitled to receive a minimum amount equal to its original contribution. We would incur no payment obligations to Wellcome Trust to the extent that we elect to develop and commercialize program intellectual property on a non-profit basis.
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
Our Ongoing Acquisition-Related Obligations
From time to time, we have engaged in strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets or businesses. In connection with these acquisitions, we have entered into agreements through which we have ongoing obligations, including obligations to make contingent payments upon the achievement of certain development, regulatory and net sales milestones or upon a percentage of net sales of certain products.
Complete Pharma Holdings, LLC
On April 20, 2017, we completed our acquisition of all rights to Emflaza, or the Emflaza Transaction. The Emflaza Transaction was completed pursuant to an asset purchase agreement, dated March 15, 2017, as amended on April 20, 2017, or the Asset Purchase Agreement, by and between us and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. The assets acquired by us in the Emflaza Transaction include intellectual property rights related to Emflaza, inventories of Emflaza, and certain contractual rights related to Emflaza. We assumed certain liabilities and obligations in the Emflaza Transaction arising out of, or relating to, the assets acquired in the Emflaza Transaction.
Upon the closing of the Emflaza Transaction, we paid to Marathon total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. The number of shares of common stock issued at closing was determined by dividing $65.0 million by the volume weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market, or Nasdaq, for the 15 trading-day period ending on the third trading day immediately preceding the closing. Marathon will be entitled to receive contingent payments from us based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, and a single $50.0 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement.
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
Upon the closing of the Merger, we paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock, or the Closing Stock Consideration. The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of our common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Under the Merger Agreement, we are required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Merger, August 23, 2020, regardless of whether the applicable milestones have been achieved.
BioElectron Technology Corporation
On October 25, 2019, we completed the acquisition of substantially all of the assets of BioElectron pursuant to an Asset Purchase Agreement by and between the Company and BioElectron, dated October 1, 2019, or the Asset Acquisition Agreement.
Upon the closing of the Asset Acquisition, we paid to BioElectron total upfront consideration of $10.0 million, funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to us. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of our common stock, as determined by us) from us based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products.
Intellectual Property
Patents and trade secrets
Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain ex-U.S. patent applications related to our proprietary technology, inventions and improvements that we believe are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
As of January 31, 2020, our patent portfolio included a total of 84 active U.S. patents and 48 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous ex-U.S. counterparts to many of these patents and patent applications. We own or exclusively in-license these patents and patent applications with claims directed to composition of matter, pharmaceutical formulation and methods of use of many of our compounds, including ataluren, the active ingredient in the formulated product TranslarnaTM (ataluren).
The patent rights relating to Translarna owned by us consist of 40 issued U.S. patents relating to composition of matter, methods of use, formulation, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to composition of matter, methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain Africa countries, certain Asian countries and certain Eurasian countries. We own 12 European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. The expiration dates of the granted European patents occur for composition of matter in 2024, for dosing regimen patents in 2026 and 2027, and for the manufacturing process in 2027. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time from NDA submission that the drug is under regulatory review until the approval date while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension based on Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended.

Similar provisions are available in Europe and certain other ex-U.S. jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based on obtaining a Supplementary Protection Certificate, or SPC. We have applied for SPCs for ataluren in all applicable European countries in which we have a European patent and expect that all will be granted. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. For example, in jurisdictions where an SPC with maximum patent term extension has been granted, the ataluren composition of matter patent would be scheduled to expire in 2029. In the future, if and when our product candidates receive approval by the FDA or other non-European ex-U.S. regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.
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
We are pursuing patent protection for PTC-AADC and our other gene therapy product candidates, and, in the meantime, if PTC-AADC is approved, we expect to rely on the non-patent market exclusivity periods under the Orphan Drug Act and the BPCIA, to commercialize PTC-AADC in the United States. See “Item 1. Business-Government Regulation-BPCIA exclusivity” for further information regarding the exclusivity periods that we rely on.
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
We exclusively in-license all of the patents and patent applications, with claims directed to composition of matter, formulation and methods of use, for our gene therapy programs, including for the target disease AADC. For a further discussion of the material agreements relating to our in-licensing of PTC-AADC for the treatment of AADC deficiency, see “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-National Taiwan University.”
Manufacturing
We do not currently own or operate functional manufacturing or distribution facilities for the production of clinical or commercial quantities of our products or product candidates or compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical and commercial supplies of our products or product candidates that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing. We are currently taking steps to increase our internal and external manufacturing capabilities for our gene therapy platform.
The active pharmaceutical ingredients in our products and product candidates are provided by third-parties. We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers and the drug substance for our oncology program through another third-party manufacturer.
We engage two separate manufacturers to provide bulk drug product for Translarna. We have a relationship with three manufacturers that are capable of providing fill and finish services for our finished commercial and clinical Translarna product.
We currently obtain our supplies of Translarna and our other products and product candidates from our third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a validated manufacturer, we believe that there are a number of potential replacements for each of our outsourced services, however we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.

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
Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2019, and none are currently expected in 2020. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
We currently have a contract with a pharmacy and hospital distributor in the EU that distributes Translarna for clinical programs and limited commercial and EAP programs. We have engaged with third party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf.
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
Pursuant to our Collaboration and License Agreement with Akcea, we have entered into a master supply agreement with Akcea whereby Akcea or its affiliates shall manufacture and supply, or cause to be manufactured and supplied, Tegsedi and Waylivra in quantities sufficient to support the commercialization of Tegsedi and Waylivra in the PTC Territory. This is currently the only manufacturing and supply agreement that we have entered into for Tegsedi and Waylivra. If the master supply agreement is terminated and we are unable to find an alternative third party contractor, we may encounter delays in manufacturing Tegsedi and Waylivra.
We presently contract with third parties for the manufacturing of program materials for our gene therapy product candidates. However, we have entered into a lease agreement for office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey, or the Hopewell Facility, that we plan to utilize to begin our own manufacturing of program materials for certain of our gene therapy product candidates. Although we are taking steps to increase our manufacturing capabilities for our gene therapy platform, we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial and commercial scale demands. We have personnel with manufacturing and quality experience to oversee our contract manufacturers.
Manufacturers and suppliers of product candidates are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, and other rules and regulations prescribed by ex-U.S. regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and applicable ex-U.S. standards.
Commercial Matters
Sales and marketing team
Our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and to sales of Emflaza for treatment of DMD in the United States. We have employees across the globe, with the largest concentrations being in the United States, Latin America and Europe.

In addition, in select territories, we have engaged full time consultants, marketing partners and distribution partners to assist us with our international commercialization efforts for our products. We continue to evaluate new territories to determine in which geographies we might, if approved, choose to commercialize our products ourselves and in which geographies we might choose to collaborate with third parties. We expect that our internal team and partnership network will continue to grow, as needed, to maximize access to patients.
Customers
During 2019, our product revenue was primarily attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.
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
During 2019, three of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 16, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Translarna and Emflaza can generally only be returned if agreed upon in writing by us and the product is not opened nor in receipt by the final user, except in the case of quality issues associated with the product. Product is generally shipped when a specific patient is approved by the applicable government or insurer and an individual prescription has been written. The right of return is eliminated as a matter of course when the product is dispensed to patients. Other than in connection with our transition to a new third party distributor, we have never had a request for a product return for either Translarna or Emflaza.
In some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales.
Market Access Considerations
Translarna for the treatment of nmDMD is currently available on a commercial basis in multiple countries outside of the United States. We consider our products to be commercially available when we are permitted to market treatment to patients.
Translarna for the treatment of nmDMD is also currently available through EAP programs in select countries where funded named patient or cohort programs exist, both within the EEA and in other territories. These programs generally reference the EMA’s determinations with respect to our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in various countries outside of the United States. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or “named” patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories other than France, which is a cohort program.
Our ability to make Translarna available via commercial or EAP programs is largely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA as well as the specific obligation to conduct and submit the results of Study 041. Additionally, the marketing authorization of Translarna in Brazil is subject to renewal every five years. See “Item 1. Business-Global commercial footprint-Global DMD franchise” and “Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.
Our future revenues from our products and any other product candidates we may develop, depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers. Each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to completion. As a result, our commercial launch of Translarna in the EEA has been and is expected to continue to be on a country-by-country basis and we generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD pursuant to our marketing authorization in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country.
We have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD in key EEA countries and have received both pricing and reimbursement approval on terms that are acceptable to us in a number of countries. The price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be lower than the price for purchases of product in that country pursuant to a reimbursed early access program.
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
For Emflaza, we are engaged in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for Emflaza are made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. The specialty pharmacy we utilize provides patient services programs to support product access and, when eligible, out-of-pocket assistance.
Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of FCS are currently available on a commercial basis in multiple countries outside of the United States and we have the right to commercialize these products in the PTC Territory. Tegsedi has received marketing authorization from ANVISA for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amylodosis in Brazil and our commercial launch of Tegsedi in Brazil is ongoing. The marketing authorization of Tegsedi in Brazil is subject to renewal every five years. We have also made both Tegsedi and Waylivra available in certain countries within the PTC Territory through EAP Programs. Our ability to make Tegsedi and Waylivra available via EAP programs within the PTC Territory is largely dependent upon the maintenance of the marketing authorizations in the EU, which in the case of Waylivra, is subject to certain conditions.
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
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. In addition, other gene therapy companies may in the future decide to utilize existing technologies to address unmet needs that could potentially compete with our product candidates.
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

The key competitive factors affecting the success of our products and product candidates are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.
The competition for our products and product candidates includes the following:

•
Translarna for nmDMD.  There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics, or Sarepta, has received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including Sarepta (Casimersen (SRP-4045), Daiichi Sankyo (DS-5141)), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Sarepta (SRP-9001), Pfizer (PF-06939926) and Solid Biosciences (SGT-001).

•
Translarna for Other Indications.  Diacomit (stiripentol) is marketed in the EU by Laboratoires Biocodex for the treatment of Dravet syndrome. In the United States, GW Pharmaceuticals (EPIDIOLEX (cannabidiol)) has an approved product for the treatment of Dravet syndrome and Zogenix (FINTEPLA (ZX008, fenfluramine)) has a product candidate that has received a PDUFA date from the FDA for March 2020 for the treatment of Dravet syndrome. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG.

•
Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma is developing a glucocorticoid antagonist (vamorolone) for DMD patients with anticipated NDA filing in 2021.

•
PTC-AADC. Currently, no treatment options are available for the underlying cause of AADC deficiency, and care is limited to palliative options with significant burden on caregivers. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.

•
Risdiplam.  Risdiplam also faces competition. For example, in December 2016, the FDA approved Spinraza (nusinersen), a drug developed by Ionis Pharmaceuticals, Inc. and marketed by Biogen, to treat SMA. In May 2019 the FDA approved Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis Pharmaceuticals Corporation, or Novartis, in 2018) for the treatment of SMA in patients under 2 years of age. The drug is currently undergoing regulatory review in Europe and Japan with decisions expected in the first half of 2020. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK-015) and Cytokinetics (reldesemtiv).

•
PTC743 for Friedreich ataxia. While there are currently no treatment options available for Friedrich ataxia, Voyager Therapeutics, Pfizer, Novartis, Stride Bio in collaboration with Takeda, AavantiBio, and Fulcrum Therapeutics are also working on pre-clinical studies for a potential gene therapy solution. Other drugs are being investigated for the treatment of Friedrich ataxia, including omaveloxolone which is being developed by Reata Pharmaceuticals.

•
PTC743 for mitochondrial epilepsies. There are no drugs approved for the treatment of mitochondrial epilepsy and we are not aware of any late-stage development product candidates for mitochondrial epilepsy.

•
Waylivra. If approved, Waylivra could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients.

•
Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam in the United States in September 2018 and is under regulatory review in Brazil with a mid-2020 decision expected. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in LATAM by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including Alnylam (vutrisiran), Eidos Therapeutics (AG-10), Proclara Biosciences (NPT-189), Prothena (PRX-004) and SOM Biotech (tolcapone).

Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of biopharmaceutical products such as those we are developing. In addition, sponsors of biopharmaceutical products and drug products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and ex-U.S. statutes and regulations require the expenditure of substantial time and financial resources. See “Item 1A. Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for important information regarding some of the risks to our business arising as a result of government regulation.
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
Regulatory requirements governing our business are also evolving. For example, until recently, the National Institutes of Health, or the NIH, through its Recombinant DNA Advisory Committee, or RAC, also reviewed certain proposed gene therapy trials pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines; however, in April 2019, the NIH changed this practice so that the RAC will no longer review individual human gene transfer protocols. Certain aspects of the NIH Guidelines, such as review of certain studies by Institutional Biosafety Committees, or IBCs may still apply. The FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.
The new drug and biologic approval process
In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug or biologic product varies depending upon whether the drug is a new product whose safety and efficacy have not previously been demonstrated in humans or a drug whose active ingredients and certain other properties are the same as those of a previously approved drug. A New Drug Application, or NDA, is the vehicle through which the FDA approves a new pharmaceutical drug product for sale and marketing in the United States. A BLA is the vehicle through which the FDA approves a new biologic product for sale and marketing in the United States.
To market a new drug or biologic product in the United States, a sponsor generally must undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;

•	submission with the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin at United States clinical trial sites;

•	approval by an independent Institutional Review Board, or IRB, and in the case of certain gene therapy studies, IBC, prior to initiation and subject to continuing review;

•
completion of adequate and well-controlled clinical trials to establish safety and efficacy, in the case of a drug product candidate, or safety purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines. Certain gene therapy research must also be conducted in accordance with the NIH Guidelines;

•	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;

•
submission and FDA acceptance of an NDA, in the case of a drug product candidate, or BLA in the case of a biologic product candidate, and satisfactory completion of an FDA Advisory Committee meeting, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

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
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and subsequent protocol amendments must be filed with the FDA as part of the IND. All research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, the informed consent form, and communications to study subjects before a study commences at the site. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. In the case of certain gene therapy studies, an IBC at the local level may also review and maintain oversight over the particular study, in addition to the IRB. If the product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC.
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
Information about certain clinical trials must be submitted within specific timeframes to the NIH to be publicly posted on the Clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious disease or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests. Investigators must also provide certain information to clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.
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
Clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or a data safety monitoring board may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects are or would be exposed to an unreasonable and significant risk of illness or injury. Similarly, an IRB can suspend or terminate approval of a clinical trial if the trial is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients. IBCs can also require that research activities be ceased if applicable requirements are not being met. The FDA typically requires that an NDA or BLA include data from two adequate and well-controlled clinical trials, but, in certain circumstances, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence. In some cases, the FDA may condition approval of an NDA or BLA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA or BLA approval. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.
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
Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the drug or biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and adequate stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
Companion Diagnostics and Other Combination Products
A drug or biologic product may be regulated as combination product if it is intended for use in conjunction with a medical device, such as a drug delivery device or in vitro diagnostic device, as further discussed below. In such cases, the use of the two products together (i.e., the drug/biological product and the device) must be shown to be safe and effective for the proposed intended use and the labeling of the two products must reflect their combined use. In some cases, the device component may require a separate premarket submission; for example, when the device component is intended for use with multiple drug products. Sponsors of clinical studies using investigational devices are required to comply with FDA’s investigational device exemption regulations. Once approved or cleared, the sponsor of the device component submission (or the combination product submission, if both components are covered by one premarket submission) would need to comply with FDA’s post-market device requirements, including establishment registration, device listing, device labeling, unique device identifier, quality system regulation, medical device reporting, and reporting of corrections and removals requirements.
If the safety or effectiveness of a drug or biologic product candidate for its proposed indication is dependent on the measurement or detection of specified biomarkers, the FDA may require the contemporaneous approval or clearance of an in vitro companion diagnostic device that measures such biomarkers, and require the labeling of both the drug/biological product and the companion diagnostic to including instructions for use of the two products together. The FDA has explained in guidance that in vitro diagnostic companion diagnostic devices may be used for a number of purposes, including identifying appropriate subpopulations for treatment. The type of premarket submission required for a companion diagnostic device will depend on the FDA classification of the device. A premarket approval, or PMA, application is required for high risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by FDA that are low or moderate risk. The guidance states that the FDA generally will not approve a drug or biologic that is dependent upon the use of a companion diagnostic device if no such device is contemporaneously FDA-approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug/biologic product without an approved/cleared companion diagnostic when the drug/ biologic “is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists” and the FDA determines that the benefits from the use of the drug/

biologic “are so pronounced as to outweigh the risks from the lack of an” approved/cleared companion diagnostic. Under these circumstances, the FDA expects that a companion diagnostic would be subsequently approved/cleared, and that the drug/biologic labeling would be revised “to stipulate the use of the” companion diagnostic device. The FDA would also consider whether additional protections, such as risk evaluation and mitigation strategies, or REMS, or post-approval requirements, are necessary.
In a separate guidance, specific to DMD and related dystrophinopathies, the FDA has stated that a sponsor should contemporaneously develop a companion diagnostic device in situations where (1) the safety or efficacy of the drug or biologic product “may be related to the patient’s specific dystrophin mutation or to another type of finding related to a biomarker,” and (2) a suitable companion diagnostic device is not currently available. However, given “the serious and life-threatening nature of dystrophinopathies and the lack of satisfactory alternative treatments that currently exist,” the guidance further states that the FDA may approve a drug/biologic “even if a companion diagnostic device is not yet approved or cleared, if the benefits are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device.” During the review, the “FDA will determine the need for clearance or approval of the device.” The FDA guidance documents represent the FDA’s current thinking on a topic but do not establish legally enforceable responsibilities.
FDA Approval Process
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
In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA’s dispute resolution procedures. After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether a product meets FDA’s approval standard and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has set the review goal of completing its review of 90% of all standard applications for new molecular entities and original BLAs within ten months of the 60-day filing date. Under the FDA’s priority review program, however, the FDA set a review goal of completing its review of 90% of all applications for products that, if approved, would present significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions, within 6 months of the 60-day filing date. The FDA does not always meet its PDUFA goal dates for review of NDAs or BLAs. The review process and the PDUFA goal date may be extended by additional three-month review periods whenever the FDA requests or the NDA or BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle. If, however, an application is filed with the FDA over protest, the FDA generally will not review amendments to the application during any review cycle and will not issue information requests to the applicant during the agency’s review.
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
The FDA Reauthorization Act of 2017 introduced a provision regarding required pediatric studies. Under this statute, for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, original application sponsors must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Unlike PREA, orphan products are not exempt from this requirement.
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
Additional regulation for gene therapy clinical trials
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term patient and clinical study subject follow up and regulatory reporting.
Post-approval requirements
After FDA approval of a product is obtained, we are required to comply with a number of post-approval requirements, including, among other things, establishment registration and product listing, record-keeping requirements, reporting certain adverse reactions and production problems to the FDA, providing updated safety and efficacy information, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA or BLA, the FDA may require the applicant to conduct additional clinical trials or other post market testing and surveillance to further monitor and assess the product’s safety and efficacy. There also are continuing annual program user fee requirements for approved products, though orphan products may receive exemptions if certain criteria are met.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of samples at the federal level. The Drug Supply Chain Security Act, or DSCSA, added new sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically.   Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier (comprised of a standardized numerical identifier, lot number, and expiration date of the product) on product packages in both a human-readable and on a machine-readable data carrier.  The standardized numerical identifier is comprised of the product’s corresponding National Drug Code combined with a unique alphanumeric serial number.  A product is misbranded if it does not bear the product identifier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates. Implementation of the DSCSA requirements, such as the product identifier requirements has imposed and will continue to impose increased costs and administrative burdens and may lead to potential liability associated with the marketing and sale of products subject to these requirements. The PDMA, DSCSA, and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.
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
Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and ex-U.S. manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process for a commercial product.
Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved NDA or BLA, and may extend to requiring withdrawal of the product from the market among other consequences further described in this filing. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may take into account results of inspections performed by certain counterpart ex-U.S. regulatory agencies in assessing compliance cGMPs. The FDA has entered into international agreements with ex-U.S. agencies, including the EU, in order to facilitate this type of information sharing.
We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product and product candidates. We plan, however, to begin our own manufacturing of program materials for certain of our gene therapy product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, among other consequences further described in this filing, that could delay or prohibit further marketing.
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
Orphan drug designation.
We have received orphan drug designation from the FDA for Translarna for the treatment nmDMD and nonsense mutation aniridia, for PTC-AADC for the treatment of AADC deficiency, for risdiplam for the treatment of SMA, for PTC-FA for the treatment of Friedreich ataxia, PTC-AS for the treatment of Angelman syndrome, PTC299 for the treatment of AML and PTC596 for the treatment of LMS. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. The tax advantages, however, were limited in 2017 Tax Cuts and Jobs Act. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or the same drug or biologic for different indications. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and approved Emflaza on February 9, 2017, as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval. The FDA recently issued a draft guidance document on how the agency will determine the “sameness” of gene therapy products. Any FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.
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
Hatch-Waxman Act for Drugs.
Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicants drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.
Upon submission of an ANDA or 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacturer, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification.
If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification to the FDA, the applicant must send notice of the certification to the NDA and patent holders. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification, in which case the FDA may not make an approval effective until the earlier of 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.
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
The 2010 Patient Protection and Affordable Care Act included the BPCIA as a subtitle. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. The FDA has issued a number of guidance documents outlining an approach to review and approval of biosimilars, including guidance documents on the demonstration of interchangeability and the licensure of biosimilar and interchangeable products for fewer than all of the reference product’s licensed conditions of use.
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
In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. For example, in 2019, the FDA introduced a proposed rule to facilitate drug importation and a draft guidance to facilitate drug and biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing 505(b)(2) NDA or ANDA drug products, or biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.
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
Regulation outside the United States
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of ex-U.S. countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. And, even if regulatory approval is granted, it may be withdrawn or limited under certain circumstances or post-approval requirements may be imposed by the applicable regulatory authority. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Regulation in the European Union
We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy and aniridia - but have only received marketing authorization for Translarna for the treatment of nmDMD. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of EU market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.
Clinical Trial Developments. The structure and general regulation of clinical trials for both small molecule and biological medicines in the EU is similar to that in the United States. Separately, a new regulation, (EU) No.536/2014, regarding clinical trials of medicinal products for humans is included in the European regulatory framework and fills a series of regulatory gaps in the clinical trials regime through the creation of a uniform framework for the authorization of clinical trials by all interested EU member states with a single assessment of the results. The regulation is thus intended to facilitate cross-border cooperation through streamlining of the rules on clinical trials across the EU, including by requiring the submission of clinical trial authorization applications via a new electronic EU portal.
Alongside the portal, a database is being created that will contain information on clinical trial data. The information on the database will be publicly accessible unless the trial data’s confidentiality can be justified on the basis of protection of commercially confidential information, protection of personal data, protection of confidential communication between EU countries, or ensuring effective supervision of the conduct of clinical trials by EU countries. A sponsor of a trial conducted in the EU under the new regulation will be required to submit a summary of the clinical trial results to the EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization (whether through the centralized procedure or via the national authorities), the applicant must submit the clinical study report within 30 days after the marketing authorization has been granted (or refused or withdrawn).
Full application of the new regulation and the timing of its application will depend on the confirmation of full functionality of the EU portal which has been repeatedly delayed. In December 2019, the European Commission propose commencing the audit of the system in December 2020.
Overview of application process.    To obtain regulatory approval of a drug under the EU’s regulatory systems and authorization procedures, an applicant may submit marketing authorization applications under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products, like Translarna for the treatment of nmDMD, and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all EU member states based on a single application. Under the centralized procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co-rapporteur, it prepares a list of potential outstanding issues, referred to as “other concerns” or “major objections”. These are sent to the applicant together with CHMP’s recommendation. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the “other concerns” and/or “major objections” identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are “major objections”.
Applicants have three months from the date of receiving the potential outstanding issues to respond to the CHMP, and can request a three-month extension if necessary. The granting of a marketing authorization will depend on the recommendations and potential major objections identified by the CHMP as well as the ability of the applicant to adequately respond to these findings. An accelerated assessment can be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. After the adoption of the CHMP opinion, a decision on the marketing authorization application must be adopted by the European Commission, after consulting the EU member states, which in total can take more than 60 days.
An applicant for a marketing authorization application may request a re-examination in the event of a negative opinion, in connection with which CHMP appoints new rapporteurs. Within 60 days of receipt of the negative opinion, the applicant must submit a document explaining the basis for its request for re-examination. The CHMP has 60 days to consider the applicant’s request for re-examination. The applicant may request an oral explanation before the CHMP, which is routinely granted, following which CHMP will adopt a final opinion. The final opinion, whether positive or negative, is published by the CHMP shortly following the CHMP meeting at which the oral explanation takes place. The EMA publishes a European Public Assessment Report, or EPAR, for every medicine granted a central marketing authorization by the European Commission following an assessment by the CHMP. EPARs are full scientific assessment reports of medicines authorized by the EMA.
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
Additional requirements and considerations.    Prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.
In the EU, for a period of eight years from the grant of a marketing authorization of an innovative product (the “reference medicinal product”), competent authorities may not accept marketing authorization applications from applicants seeking to market “generic medicinal products” where such applications rely on the data in the marketing authorization dossier of the reference product. Moreover, generic medicinal products that rely on the independently generated data of the reference product may not be placed on the market for 10 years from the granting of the initial marketing authorization for that reference medicinal product. This is extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications considered to offer a significant clinical benefit in comparison with existing therapies. These periods of data exclusivity do not prevent other companies from obtaining a marketing authorization based on their own independently generated data.
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
Off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict our promotional activities with health care professionals. In addition, legislation adopted at the EU level and by individual EU member states require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.
The EMA is responsible for coordinating inspections to verify compliance with the principles of GCP, good manufacturing practice, or GMP, GLP, and good pharmacovigilance practice. These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the EU. The EMA coordinates any inspection by the relevant member state regulatory authority as requested by the CHMP in connection with the assessment of marketing authorization applications or matters referred to these committees. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of a marketing authorization application, but could arise post-authorization.
Inspectors are drawn from the regulatory authorities of member states of the EU and the EEA. Following an inspection, the inspectors provide a written inspection report to the inspected site or applicant and provide an opportunity for response. Some inspection reports require follow-up and may result in additional adverse consequences due to critical or major findings. The inspectors and the CHMP will comment on any response from an inspected site or applicant and may monitor future compliance with any proposed corrective action plan.
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
Falsified Medicines Directive - As of February 2019, new legislation requires manufacturers of marketed prescription medicines to place safety features on all medicines and contribute financially to the establishment of a verification system that will allow the authenticity of a medicine to be assessed at the time of supply to the patient. Under the legislation, all new packages of prescription medicines placed on the market in Europe will have to bear two safety features: a unique identifier in the form of a two-dimensional data matrix (barcode) and an anti-tamper device.
Early access programs
Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional EAP programs, and some countries may provide reimbursement for drugs provided in the context of such programs. In the EU, the legal basis for EAP programs, also referred to as named-patient and compassionate use programs, is set out in the EU legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to EAP programs have been adopted and implemented by EU member states in their national laws. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for EAP programs must generally be obtained from national competent authorities, which might not grant such authorization. Obtaining authorization for an EAP program in one country does not ensure that authorization will be obtained in another country.
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
Pharmaceutical Pricing and Reimbursement
The containment of healthcare costs has become a priority of federal, state and ex-U.S. governments, and the prices of pharmaceuticals have been a focus of this effort. Ex-U.S. governments, the U.S. government, and state legislatures have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high- priced member states), can further reduce prices. In some countries we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product or product candidate to other available therapies in order to obtain reimbursement or pricing approval.
In the United States, federal price reporting laws require manufacturers to calculate and report complex pricing metrics used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed pharmacies and other providers by the Medicaid and Medicare programs. Various state health care programs similarly obligate us to report drug pricing information that is used as the basis for their reimbursement of pharmacies and other health care providers. Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information. Some government health care programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and cap price increases. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries may result in criminal, civil, or administrative sanctions or enforcement actions, and expose us to U.S. False Claims Act, or the False Claims Act, liability.
The Veterans Health Care Act of 1992 requires, as a condition of payment by certain federal agencies and the Medicaid program, that manufacturers of “covered drugs” (including all drugs approved under an NDA) enter into a Master Agreement and Federal Supply Schedule (FSS) contract with the Department of Veterans Affairs through which their covered drugs must be offered for sale at a mandatory ceiling price to certain federal agencies, including the VA and Department of Defense. FSS contracts require compliance with applicable federal procurement laws and regulations, including disclosure of commercial prices during contract negotiations and maintenance of price relationships during the term of the contract, and subject manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price

(derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to provide the mandatory discount may subject the manufacturer to specific civil monetary penalties. Termination of either of these agreements also jeopardizes payment by Medicaid and Medicare for the manufacturer’s drugs in an outpatient setting.
Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example, in the United States, healthcare reform measures under the Affordable Care Act, contain provisions that may affect the profitability of drug products. However, since its passage, Congress has repealed and amended certain provisions of the Affordable Care Act, and repeal efforts may occur again, and there are ongoing legal challenges to the Affordable Care Act which may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act, or ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. Similarly, 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, recently went into effect. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule in 2019 that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries, These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.
Any regulatory approval of a product is limited to specific diseases and indications for which such product has been deemed safe and effective by the FDA. Coverage by federal healthcare programs, however, may be more limited than the indications for which a drug is approved by the FDA or comparable ex-U.S. regulatory authorities’ coverage of the same products. Sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs (such as, in the United States, Medicare and Medicaid), private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the significant research and development challenges and costs and resulting pricing considerations typically associated with drugs developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in connection with drugs that are perceived as having high costs. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors.
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
For important information regarding certain pricing and reimbursement matters see “Item 1. Business-Commercial Matters-Market Access Considerations” and “Item 1A. Risk Factors,” including the risk factor titled “Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.”

Freedom of Information Requests and Affirmative Disclosures
We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization application for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the EU to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We appealed the General Court’s decision to the Court of Justice of the EU, or CJEU, but the CJEU dismissed our appeal in January 2020 and released the information to the requester. In addition, under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information is now subject to automatic public disclosure. Further, once the Clinical Trials Regulation 536/2014 is fully in place, the sponsor of an EU trial must submit a summary of the results to an EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization the applicant must submit the clinical study report 30 days after MA has been granted, refused or withdrawn. Subject to our limited ability to review and redact a narrow sub-set of confidential commercial information, these new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.
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

The federal civil False Claims Act imposes civil liability and penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, as well as for making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Claims may be pursued by whistleblowers through qui tam actions, even if the government declines to intervene. Intent to deceive is not necessary to establish civil liability, which may be predicated on reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and health care companies. These investigations have involved, for example, allegations of providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. Violations of the Anti-Kickback Statute may also be grounds for civil False Claims Act actions. Potential liability under the federal False Claims Act includes treble damages and significant per claim penalties. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from government contracting and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.
The Affordable Care Act authorized the imposition of civil monetary penalties on manufactures participating in the 340B program for failure to charge the statutory ceiling price, and required HHS to promulgate regulations establishing the standards for implementing this Civil Monetary Penalty, or CMP, authority. CMS’ final CMP rule went into effect January 1, 2019.
The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to Federal Health Care Programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”). The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. In 2014 and 2016, the CMS released regulatory guidance (in the form of a final rule) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, except if a manufacturer is a direct recipient of payment by an agency such as a research grant but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.
The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law. Pharmaceutical manufacturers are required annually to report and disclose payments and ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Such information is made publicly available by CMS in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for all payments, transfers of value or ownership or investment interests not reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare professionals in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. States may also consider additional or similar proposals with respect to the sale and marketing of biologic and pharmaceutical products. Manufacturers that fail to comply with these state laws can face civil penalties.
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
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.
HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and similar state laws, also impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH and implementing regulations makes HIPAA's security and certain privacy standards directly applicable to “business associates,” defined as persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA.
Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the European General Data Protection Regulation, and supplementary member state, United Kingdom, European Economic Area, and Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, and compliance with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are high risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.
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
Employees
As of December 31, 2019, we had 761 employees, of whom 754 were employed on a full-time basis, and 66 consultants and contractors, of whom 57 were full-time. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.
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
In July 2017, an end-of-phase 2 meeting was held with the United States Food and Drug Administration, or FDA, and the clinical data from two completed PTC-AADC clinical trials, and non-clinical and manufacturing data available to date were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support a submission for a biologics license application, or BLA, without undertaking additional trials at this time. In late 2019, the FDA requested additional information concerning the use of the commercial delivery system for PTC-AADC in young patients. Based on the FDA input, including with respect to manufacturing, we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2020. In April 2018, Agilis held a protocol assistance meeting with the Scientific Advice Working Party of the European Medicines Agency, or EMA, in anticipation of the expected submission of a Marketing Authorization Application, or MAA, in the European Union, or EU and received feedback indicating the clinical and non-clinical data available to date were sufficient to support a submission for an MAA without undertaking additional trials or studies at this time. In January 2020, we submitted an MAA to the EMA for PTC-AADC for the treatment of AADC deficiency in the EEA. We expect to receive an opinion from the Committee for Medicinal Product for Human Use, or CHMP, of the EMA regarding our MAA submission by the end of 2020. There is no guarantee that we will be able to make our BLA submission within our expected timeline or that the FDA, upon making our BLA submission, or the EMA would not have additional comments or requirements with respect to the respective submissions that we would be required to address before such applications would be accepted for regulatory review or before obtaining regulatory approval, or that the FDA or the EMA will approve PTC-AADC for the treatment of AADC deficiency at all. Any delays in obtaining regulatory approval from either the FDA and/or the EMA, or if we never obtain regulatory approval from either the FDA and/or the EMA, could have a material adverse effect on our business, financial condition and results of operations.
Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our gene therapy product candidates or otherwise harm our business.
The manufacture of gene therapy products and our other gene therapy product candidates, such as PTC-AADC, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for clinical studies and commercial product for any of our gene therapy product candidates that may receive regulatory approval in the future. We presently contract with third parties for the manufacturing of program materials for our gene therapy product candidates. We plan, however, to begin our own manufacturing of program materials for certain of our gene therapy product candidates. To the extent we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.
Although we are taking steps to increase our manufacturing capabilities for our gene therapy platform, we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for commercial manufacturing, we or the third party from whom we currently obtain our clinical supply of PTC-AADC may need to increase the scale of production and confirm with the applicable regulatory authorities that the commercial material is comparable to the material used in clinical trials in addition to satisfying other regulatory obligations, or we will need to secure alternate suppliers. In general, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternate suppliers would be able to supply our potential commercial needs. Any switch from our current manufacturer would result in a significant delay, would require FDA approval, and cause material additional costs.
As further described in these risks, the manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as ex-U.S. requirements when applicable. Any failure by us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical studies or commercial use, among other consequences. If we or our manufacturers fail to comply with the requirements set forth by the FDA, EMA, or other regulatory authorities, it could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of our product candidates and our business, results of operations and financial condition could be materially adversely affected.
Any dependence upon others for the manufacture of our product candidates may also adversely affect our business, results of operations, financial condition and prospects, and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.
We have no experience manufacturing gene therapy products on our own and could encounter problems and delays in establishing our biologics manufacturing facility that could adversely affect our business.
We currently contract, and have in the past contracted, with third parties for the manufacturing of program materials for our gene therapy product candidates. However, we have entered into a lease agreement for office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey, or the Hopewell Facility, that we plan to utilize to begin our own manufacturing of program materials for certain of our gene therapy product candidates. The Hopewell Facility requires substantial investment and significant expertise, and our management devotes substantial time to its preparation. While some of our employees have experience with gene therapy manufacturing, we have never manufactured gene therapy product materials as a company and we may encounter unforeseen delays, equipment failure, labor shortages, natural disasters, power failures, transportation difficulties, quality control or other issues, including those resulting from compliance with regulatory requirements, as further described in these risks, that could prevent us from realizing the intended benefits of our manufacturing strategy. In addition, establishing an operational manufacturing facility may cost more than we currently anticipate. If we experience any problems or delays with the Hopewell Facility, we may need to rely on contract manufacturers for the manufacturing of program materials that we intended to produce ourselves, which may cause additional timing delays due to the availability of contract manufacturers, and our business, financial condition and results of operations could be materially and adversely affected.
The process for administering PTC-AADC is complex and includes specific specialized requirements that could delay or prevent the regulatory approval of PTC-AADC for the treatment of AADC deficiency, limit its commercial potential or result in significant negative consequences following any potential marketing approval.
PTC-AADC is administered directly to the putamen in the brain using stereotactic surgery, a brain surgery requiring significant skill and training. There is little experience with such surgeries being used to deliver drugs and for such surgeries being performed on children. Delivery of PTC-AADC to the putamen also requires certain medical devices, which may result in our product candidate being deemed to be a combination product by FDA. This would potentially require additional development work and collaboration with medical device manufacturers, which may delay the submission of product candidate marketing applications and approval. If we are unable to engage with and train sufficient brain surgeons to perform the procedure properly, the availability of PTC-AADC for the treatment of AADC deficiency could be substantially diminished. The need to train brain surgeons to perform the procedures may also expose us to additional regulatory risks as our interactions with such health care providers must comply with all applicable laws and regulations. For example, if PTC-AADC receives approval in the United States, such interactions would need to comply with FDA’s laws and regulations on product promotion, as well as laws and regulations related to healthcare fraud and abuse. As a result, we will need to invest significant resources to ensure all personnel and contractors are adequately trained on these requirements and to monitor their conduct.
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
Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to perform additional studies, and increase our development costs, or may force us to delay, limit, or terminate certain of our programs.
We may experience development problems related to our gene therapy programs that cause significant delays, changes in plans or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, to date, the FDA has only approved a limited number of gene therapy treatments, including vector-based gene therapies. In addition, there are also only limited gene therapy products for genetic diseases approved to date in the EU. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for PTC-AADC for the treatment of AADC deficiency or our other gene therapy product candidates in any jurisdiction, if at all. Regulatory requirements governing gene therapy products are still evolving and may continue to change in the future. For example, the FDA has issued a number of new guidance documents on human gene therapy development. The FDA will likely continue to issue new guidance and replace existing guidance. Similarly, in April 2019 the U.S. National Institutes of Health issued a rule to streamline the oversight of gene therapy protocols and reduce duplicative reporting requirements that are already captured within existing regulatory frameworks. The European Commission may also issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. Moreover, while there are significant risks that accompany all development programs, because gene therapy products are a relatively new development, less is known about such products and product candidates. Accordingly, there is an increased risk that such products and product candidates may not perform in clinical or preclinical trials as we expect. Additionally, because gene therapy products are complex, the manufacture of such products and product candidates is more difficult and costly. We may not be able to reliably manufacture such products in accordance with the applicable regulatory requirements in sufficient quantities to support our development programs and, if ultimately approved, commercial supply. Delay, failure or unexpected costs in obtaining, the regulatory approval necessary to bring our product candidates to market, as well as manufacturing difficulties or challenges, could have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our products.
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
The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid, or RNA, molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too much or too little of the desired protein or RNA. There is also a risk that production of the desired protein or RNA will increase or decrease over time. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused by overproduction. Adverse effects would not be able to be reversed or relieved by stopping dosing and might require us to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed. Accordingly, long-term patient and clinical study subject follow up and associated regulatory reporting may be required for gene therapies to assess delayed adverse events.
There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia, immune- and complement-mediated responses, and death seen in other trials using other vectors. While new recombinant vectors have been developed to potentially reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Accordingly, depending on the vector that is used, additional manufacturing, clinical, and preclinical testing may be required, as well as additional analyses, assessments, and potential long-term patient and clinical study subject monitoring and sample testing and associated regulatory reporting. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.
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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies, such as PTC-AADC for the treatment of AADC deficiency. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Expensive specialty drugs in particular are often subject to restriction. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. Currently, there is limited experience with Centers for Medicare and Medicaid Services, or CMS, coverage of gene therapy product. We cannot be assured that Medicare or Medicaid will cover our product candidates that may be approved or provide reimbursement without restriction and at adequate levels to realize a sufficient return on our investment. Moreover, reimbursement agencies in the EU may be more conservative than CMS. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval. Additionally, within Europe, each country has its own reimbursement regime employing various health technology assessment approaches to assess the cost-effectiveness of the product (in the United Kingdom a HTA assessment is conducted by NICE) which may significantly affect the effective access to the market.
We may face competition from biosimilars approved through an abbreviated regulatory pathway or from separate full applications for approval.

Biologics, including our gene therapy product candidates are regulated by the FDA under the Federal Food, Drug and Cosmetics Act, or FDCA, and the Public Health Service Act, or PHSA. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the United States. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDCA. However, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created a regulatory pathway under the PHSA for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA approved biological product. To demonstrate biosimilarity, the biosimilar sponsor must show that the product candidate is highly similar to the reference product, notwithstanding minor differences in clinically inactive components, and that there is no clinically meaningful difference between the biosimilar product and the reference product in terms of safety, purity, and potency. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product.
Such biosimilars would reference biological products approved in the United States. The BPCIA, however, establishes certain protections for reference biologic products. For example, the BPCIA sets up a complex and involved framework for reference and biologic product sponsors to bring patent infringement actions and actions for declaratory judgment. If another company pursues approval of a product that is biosimilar to any biologic product for which we receive FDA approval, we may need to pursue costly and time-consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. We may also need to spend time and money defending an action for declaratory judgement that is brought by the biosimilar product sponsor,
Another protection established by the BPCIA is a period of 12 years of exclusivity for reference products that begins on the date that the reference product was first licensed by FDA. During this time, FDA may not make the licensure of a biosimilar product effective. Biosimilar applications can, however, be submitted for FDA review beginning four years after the date of the reference product’s first licensure. Any of our product candidates that may be approved under BLAs in the future could be reference products for biosimilar marketing applications. As a result, any of our product candidates that may receive regulatory approval may face competition from other biological products that receive regulatory approval pursuant to an abbreviated pathway, which may have a material adverse effect on our results of operations, business, financial condition or prospects.
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
In the EU, another company could gain approval for a competing product based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
To the extent we do not receive any anticipated periods of regulatory exclusivity or to the extent the FDA or ex-U.S. regulatory authorities approve any biosimilar, interchangeable, or other competing products, our business would be adversely impacted. Competition that our products may face from biosimilar, interchangeable, or other competing products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. In the United States, this risk has increased in recent years as the FDA and the U.S. government have taken steps to encourage increased biosimilar competition in the market, in an effort to bring down the cost of biologic products.
Risks Related to the Development and Commercialization of our Products and our Product Candidates
If we are unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources to bring our products to market through research and development, collaborations and acquisitions. Our ability to continue to generate product revenues will depend heavily on the successful commercialization of our products.
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
We and our collaborators are currently pursuing further clinical development efforts for our products for other indications. Each genetic disorder has unique genetic and pathophysiological characteristics and we believe that regulators, including the FDA and the EMA, will evaluate the effectiveness of such products for any given indication based on the merits of the clinical efficacy evidence available for such indication. However, because we are developing products for the treatment of multiple indications, there is a risk that negative results in a clinical or pre-clinical trial of a product for one indication, could adversely affect the perception of such product in a different indication. There can be no assurance that regulators, including the FDA and the EMA, will not consider such results when making determinations with respect to our ongoing or future regulatory submissions for marketing authorization of our products for any indication, including the FDA’s Complete Response Letter to our NDA for Translarna for the treatment of nmDMD and the EMA’s annual reassessment of our marketing authorization for Translarna for the treatment of nmDMD, which could have an adverse effect on the outcome of the applicable regulatory review. There can be no assurance that regulators will agree with our interpretation of data from our clinical trials.
If we do not successfully maintain our marketing authorizations for our products, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. The success of of our products will depend on a number of additional factors, including the following:

•	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;

•	the timing and scope of commercial launches;

•	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;

•	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;

•	the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;

•	successful identification of eligible patients;

•	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the drug;

•	the costs, timing and outcome of post-marketing studies and trials required for our products, including, with respect to Translarna, Study 041;

•
protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and, including with respect to Emflaza, whether we are able to maintain market exclusivity periods under the Hatch-Waxman Act and Orphan Drug Act;

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

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;

•
our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations;

•
the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome; and

•	protecting our rights in our intellectual property portfolio.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize our products, either of which would have a material adverse effect on our business, results of operations and financial condition.
ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.
In October 2015, we announced that the primary efficacy endpoint in the ITT population did not achieve statistical significance in ACT DMD. We submitted our analyses of the ACT DMD data and meta-analyses of the combined ACT DMD and Phase 2b subgroup data to the EMA to support continuation of our marketing authorization in the EEA, which is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization. The EMA and European Commission did not approve our request for full marketing authorization of Translarna for the treatment of nmDMD and, instead, approved the annual renewal of our marketing authorization with the specific obligation to confirm the efficacy and safety of Translarna for the treatment of nmDMD in ambulatory patients age 5 years or older via Study 041.
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
We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD because the number of patients who could benefit from treatment with Translarna is small. The marketing label approved by the European Commission further limits the currently treatable patient population to ambulatory nmDMD patients aged two years and older who have been identified through genetic testing as having a nonsense mutation in the dystrophin gene. Prevalence estimates for rare diseases are uncertain due to the uncertainties associated with the methodologies used to derive estimates, such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least two years old (and, therefore, satisfy the conditions for treatment under our current product label in the EEA), are based on our beliefs and estimates derived from a variety of sources and may prove to be either incorrect or subject to additional refinement or characterization on a country specific basis over the coming years. Prevalence estimates vary given some degree of variation in the incidence of live male births, the incidence of DMD, the incidence of nonsense mutations and other factors. Information concerning the eligible patient population is generally limited to certain geographies and may not employ definitive measures capable of establishing with precision the actual number of nmDMD patients in such geography. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. If we decide to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.
In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older, maintain our marketing authorization for Translarna in Brazil from ANVISA, the Brazilian health regulatory authority, for the treatment of nmDMD in ambulatory patients aged five years and older and we also may need to receive marketing authorizations in other territories. The marketing authorization in the EEA is conditional and subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. The final report on Study 041 is to be submitted by us to the EMA by the end of the third quarter of 2022. The marketing authorization was last renewed in July 2019 and is effective, unless extended, through August 5, 2020. Enrolling Study 041 may further reduce the number of patients available for reimbursed treatment.
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
Delays or failures in obtaining regulatory approval in the United States, may prevent us from commercializing Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct additional clinical trials in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.
In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. We plan to re-submit the NDA with the data from Study 045 in mid-year 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
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
If clinical trials of our products or our product candidates fail to demonstrate safety and efficacy to the satisfaction of the EMA, the FDA or other regulators, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our products or product candidates.
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
With respect to Translarna, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b (completed in 2009) or Phase 3 ACT DMD (completed in 2015) clinical trials of Translarna for the treatment of nmDMD. For a review of recent developments that have had, and may continue to have, a material adverse effect on our ability to commercialize Translarna for the treatment of nmDMD, please review the risk factor titled, “ACT DMD did not meet its primary efficacy endpoint, and there is substantial risk that regulators will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials in Translarna for the treatment of nmDMD, which would have a material adverse effect on our business, financial performance and results of operations.”
If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials, and, when and if completed, Study 041 and related analyses, or otherwise do not view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of our products or product candidates that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may, among other things:

•
be unable to successfully maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA;

•	be unable to successfully maintain our marketing authorization in Brazil for Translarna for the treatment of nmDMD;

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

•
there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;

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

•
we may fail to reach an agreement with regulators, institutional review boards, institutional biosafety committees, or independent ethics committees regarding the scope, design, or implementation of our clinical trials. For instance, the FDA or comparable ex-U.S. regulatory authorities may require changes to our study design that make further study impractical or not financially prudent;

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

•
the FDA or comparable ex-U.S. regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•	the FDA or comparable regulatory authorities may disagree with our intended indications;

•
the FDA or comparable ex-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our contract manufacturer’s manufacturing facility for clinical and future commercial supplies;

•
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable ex-U.S. regulatory authorities to support the submission of a marketing application, or other comparable submission in ex-U.S. jurisdictions or to obtain regulatory approval in the United States or elsewhere;

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
Our product development costs will increase if we experience delays in testing or marketing authorizations, and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our products and product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our products or our product candidates and allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our products or our product candidates, and so may harm our business, results of operations and financial condition.
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
Our reliance on nominal p-values for some of our statistical data and our use of retrospective analyses has also had a negative impact on the EMA’s evaluation of a prior application for continued marketing authorization for Translarna for the treatment of nmDMD, including delays in timing of the CHMP’s opinion with respect to the annual renewal of our marketing authorization, and could negatively impact regulatory determinations by regulators in other territories with respect to new or existing authorizations.
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
Because we are developing products and product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable.
There are no marketed therapies approved to treat the underlying cause of nmDMD. In addition, there has been limited historical clinical trial experience generally for the development of drugs to treat nmDMD and other diseases that we are studying or have studied. As a result, the design and conduct of clinical trials for these diseases, particularly for drugs to address the underlying nonsense mutations causing these diseases in some subsets of patients, is subject to increased risk.
For example, on March 2, 2017, we announced that the primary and secondary endpoints were not achieved in ACT CF, our Phase 3 clinical trial for Translarna in nmCF. As a result, we discontinued our clinical development of Translarna for nmCF at that time.
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
We are faced with similar challenges in connection with the design of our studies of Translarna in nonsense mutation aniridia, and nonsense mutation Dravet syndrome/CDKL5 and of Emflaza in limb-girdle 2I, and such similar challenges existed in our study of nmMPS I, which study we terminated in 2017, because there is also limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders.
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates, including clinical trials related to our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications.
Each of the indications we are currently pursuing for our products and product candidates are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. The feasibility of patient enrollment was a critical factor discussed with the EMA in connection with the specific obligation to conduct Study 041, in particular due to factors that increase the challenges of enrollment, such as the small nmDMD patient population, the patient eligibility criteria for the mITT for Study 041, and the fact that Translarna is available to patients in the EEA and other limited territories pursuant to commercial and EAP programs.
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
Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll, timely or at all, a sufficient number of patients in our clinical trials for our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications, or any of our, or our collaboration partners’, other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. As the conduct of Study 041 is a specific obligation to our marketing authorization in the EEA for Translarna for the treatment of nmDMD, any such delay or inability to enroll sufficient patients could have a material adverse effect on our ability to maintain our authorization in the EEA and, failure to maintain such authorization would have a material adverse effect on our business, results of operations and financial performance. We previously experienced delays in enrolling patients in certain countries for Study 041 and asked the EMA to extend the timeframe for submission of the results of Study 041 by one year. Although the EMA granted our extension request, we cannot be sure that they will grant any further extensions to our submission if we encounter additional delays.
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
Any of our products or any other product candidate that receives marketing authorization, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD, such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA. Even if our marketing authorization in the EEA for Translarna for the treatment of nmDMD is maintained, or we are successful in obtaining marketing authorization for Translarna for other indications or territories, such product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. In addition, Emflaza for the treatment of DMD in the United States or any of our other products or product candidates that receive marketing authorization, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Third-party payors may require prior authorizations or failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including Emflaza or Translarna. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.
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
Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the EU, Latin America and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization.
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

•	the clinical indications for which the products are approved and the claims that we may make for the products;

•	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;

•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;

•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

•	our ability to implement third-party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;

•	the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe our current or any future products;

•	the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent commercial organization.
Any of these factors, individually or as a group, if not resolved in a favorable manner may have a material adverse effect on our business and results of operations. Similar risks apply in those territories where Translarna is available on a reimbursed basis under an EAP program.
A substantial portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks that could adversely affect our revenue and results of operations.
We commercialize Translarna, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

•	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;

•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;

•	difficulty in staffing and managing international operations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	changes in international medical reimbursement policies and programs;

•	unexpected changes in health care policies of ex-U.S. jurisdictions;

•	trade protection measures, including import or export licensing requirements and tariffs;

•	our ability to develop relationships with qualified local distributors and trading companies;

•	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing labor regulations and business practices; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

For example, we face risks arising out of the potential uncertainty caused by United Kingdom’s exit from the EU on January 31, 2020, commonly referred to as Brexit. The United Kingdom’s exit from the EU is to be followed by an 11-month transition period to allow the United Kingdom and the EU to finalize new trade, security, data, fishing and transport policies to shape their new relationship. Uncertainty over the terms of the United Kingdom’s withdrawal from the EU could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and, in the event that such ex-U.S. exchange volatility were to continue, it could cause volatility in our financial results. In addition, if the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new regulatory costs and challenges.
In addition, some countries in which a product candidate is not approved allow patients access to the product candidate through other legal mechanisms, including court intervention or EAP programs, if the product is approved in another jurisdiction. The price that is ultimately approved by governmental authorities in any country pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under such legal mechanisms and we may become obligated to repay such excess amount. For additional information, see also “Risks Related to the Regulation of our Products and our Product Candidates”-“Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”
Additionally, some of the countries in which our products are available for sale are in emerging markets. Some countries within emerging markets, including those in Latin America, may be especially vulnerable to periods of global or regional financial instability or may have very limited resources to spend on. We also may be required to increase our reliance on third-party agents within less developed markets. In addition, many emerging market countries have currencies that fluctuate substantially and if such currencies devalue and we cannot offset the devaluations, our financial performance within such countries could be adversely affected.
In addition, in some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including a product’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.
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
There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta recently received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen) addressing the underlying cause of disease for different mutations in the DMD gene. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene, Sarepta (Casimersen (SRP-4045)), Daiichi Sankyo (DS-5141), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Sarepta (SRP-9001), Pfizer (PF-06939926) and Solid Biosciences (SGT-001).
Diacomit (stiripentol) is marketed in the EU by Laboratoires Biocodex for the treatment of Dravet syndrome. In the United States, GW Pharmaceuticals (EPIDIOLEX (cannabidiol)) is marketing products for the treatment of Dravet syndrome in the United States and Zogenix (FINREPLA (ZX008, fenfluramine)) has a product candidate that has received a PDUFA date from FDA for March 2020. Aniridia therapeutic interventions, such as artificial iris implantation, are being developed by HumanOptics AG.
Our SMA collaboration with Roche and the SMA Foundation also faces competition. For example, in December 2016, the FDA approved Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, to treat SMA. In May 2019, the FDA approved Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc. (acquired by Novartis in 2018) for the treatment of SMA in patients under 2 years of age. The drug is currently undergoing regulatory review in Europe and Japan with decisions expected in the first half of 2020. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodrium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK-015) and Cytokinetics (reldesemtiv).
Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the U.S. DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma is developing a glucocorticoid antagonist (vamorolone) for DMD patients with anticipated NDA filing in 2021.
Currently, no treatment options are available for the underlying cause of AADC deficiency, and care is limited to palliative options with significant burden on caregivers. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
While there is currently no treatment options available for Friedrich ataxia, Voyager Therapeutics, Pfizer, Novartis, Stride Bio in collaboration with Takeda, AavantiBio, and Fulcrom Therapeutics are also working on pre-clinical studies for a potential gene therapy solution. Other drugs are being investigated for the treatment of Friedrich ataxia, including omaveloxolone which is being developed by Reata Pharmaceuticals. Other gene therapy companies may in the future decide to utilize existing technologies to address unmet needs that could potentially compete with our product candidates.
There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of Tegsedi and Waylivra. For example, if approved, Waylivra could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Tegsedi faces competition from drugs like Onpattro (patisiran), which was launched by Alnylam in the United States in September 2018 and is under regulatory review in Brazil with a mid-2020 decision expected. Vyndaqel (tafamidis meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some other countries in LATAM by Pfizer. Other companies are also pursing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including Alnylam (vutrisiran), Eidos Therapeutics (AG-10), Proclara Biosciences (NPT-189), Prothena (PRK-004) and SOM Biotech (tolcapone).

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
Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
We may not obtain adequate coverage or reimbursement for our products or we may be required to sell our products at an unsatisfactory price. In addition, obtaining pricing, coverage and reimbursement approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive these approvals on a timely basis.
The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the EEA, require approval of the sale (list) price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some ex-U.S. markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations, in some countries at national as well as regional levels, that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, including Emflaza and Translarna or other product candidates, even following marketing authorization.
Our ability to successfully commercialize our products or product candidates that may receive marketing authorization will depend in large part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, managed health care organizations and other third-party payors and organizations. Government authorities and other third-party payors, such as private health insurers and managed health care organizations, decide which medications they will pay for and establish reimbursement conditions and rates. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities, including the United States government and state legislatures, and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which our products are reimbursed can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with discounts off the products’ sale (list) prices and are challenging the prices manufacturers charge for medical products. We cannot be sure that coverage will be available for any product or product candidate that we may commercialize and, if coverage is available, the level of reimbursement is also uncertain.
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
In the United States, third-party payors include federal health care programs, such as Medicare, Medicaid, TRICARE, and Veterans Health Administration programs; managed care providers, private health insurers and other organizations. Several of the U.S. federal health care programs require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. The amount of the rebate for each product is based on a statutory formula and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with states’ establishment of preferred drug lists. A further requirement for Medicaid coverage is that the manufacturer enter into a Federal Supply Schedule, or FSS, agreement with the Secretary for Veterans Affairs to extend discounted pricing to the Veterans Health Administration.
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
In the EU, reference pricing systems and other measures may lead to cost containment and reduced prices with respect to Translarna for the treatment of nmDMD and other product candidates that might receive marketing authorization in the future. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the EU, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and obtain a license to import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.
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
Since inception, we have incurred significant operating losses. As of December 31, 2019, we had an accumulated deficit of $1,190.5 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offerings” of our common stock, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products. We expect to continue to generate operating losses through 2020 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period.
On April 20, 2017, we acquired all rights to Emflaza. Upfront consideration for the acquisition was comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. In addition, we expect to incur significant costs in connection with liabilities we assumed as part of the acquisition, including the obligation to complete certain post-marketing requirements in connection with the Emflaza marketing authorization.
On August 23, 2018, we completed our acquisition of Agilis. Upfront consideration was comprised of $49.2 million in cash and 3,500,907 shares of our common stock. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Additionally, we are required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the acquisition, August 23, 2020, regardless of whether the applicable milestones have been achieved.
On October 25, 2019, we completed the acquisition of substantially all of the assets of BioElectron Technology Corporation, or BioElectron. Upfront consideration was $10.0 million, funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron, including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to us. BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of our common stock, as we determine) from us based on the achievement of certain regulatory and net sales milestones. Additionally, BioElectron may also become entitled to receive contingent payments of a low single digit percentage of net sales of certain products.
Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorization in the EEA of Translarna for the treatment of nmDMD in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further subject to a specific obligation to conduct and report the results of Study 041, a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. In addition, it is likely that we will enroll patients in Study 041 in countries where Translarna for the treatment of nmDMD is currently available on a reimbursed basis, which could negatively impact growth in our net product sales. We may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.
If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with the specific obligation to complete Study 041 or any other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions, which would have a materially adverse effect on our business. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization in the EEA. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or a reimbursed early access program, or EAP program, and throughout all territories. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by the end of the third quarter of 2022, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations."
We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States will be time-consuming and may be expensive. For additional information, see the risk factor under “Risks Related to Development and Commercialization of our Products and our Product Candidates” titled, “Delays or failures in obtaining regulatory approval in the United States, may prevent us from commercializing Translarna for nmDMD in that territory and our ability to generate revenue will be materially impaired. In the event that the FDA requires us to conduct additional clinical trials in nmDMD which, if successful, may enable FDA review of an NDA submission by us, we would expect to incur significant costs, which may have a material adverse effect on our business and results of operations.”
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies in our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and Brazil and we may also seek marketing authorization for Translarna for other indications. In January 2020, we submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We expect to receive an opinion from the CHMP of the EMA regarding our MAA submission by the end of 2020. In the second quarter of 2020, we plan to submit a request for marketing authorization for PTC-AADC with the FDA. These efforts may significantly impact the timing and extent of our commercialization expenses.
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
With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. With respect to our outstanding 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. Additionally, under the terms of our credit and security agreement with MidCap Financial, cash interest payments are payable monthly in arrears. In addition, Akcea is eligible to receive from us an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA.
We are also required to pay $40.0 million in development milestone payments upon the passing of the second of the closing of the Agilis acquisition, August 23, 2020, regardless of whether the applicable milestones have been achieved.
In addition, our expenses will increase if and as we:

•	seek to satisfy contractual and regulatory obligations we assumed in connection with our acquisitions and collaborations;

•	execute our commercial strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;

•
are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

•
are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA and Brazil for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;

•	utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;

•
initiate or continue the research and development of our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;

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
Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

•	commercializing and marketing all of our products and products candidates;

•	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;

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

•	maintaining orphan exclusivity in the United States for Emflaza and successfully completing all post-marketing requirements with respect to Emflaza and any other products;

•	expanding the territories in which we are approved to market our products;

•	minimizing the enrollment impact of Study 041 on commercialization efforts for Translarna for nmDMD;

•	successfully advancing our other programs and collaborations, including our gene therapy, splicing, Bio-e and oncology programs and developing Translarna for the treatment of additional indications;

•	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;

•	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;

•	identifying patients eligible for treatment with our products and product candidates;

•	obtaining approval to market Translarna for the treatment of other indications;

•	expanding the approved product label of Translarna for the treatment of nmDMD;

•	successfully developing or commercializing any product candidate or product that we may in-license or acquire;

•	protecting our rights to our intellectual property portfolio related to Translarna and other products and product candidates; and

•	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.
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
As noted in the prior risk factor, we expect to incur significant expenses related to our clinical, regulatory, commercial, legal, research and development, and other business efforts. We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our term loan facility with MidCap Financial, our Convertible Notes offerings, public offerings of common stock, marketable securities and research funding that we expect to receive under our collaborations, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	our ability to commercialize and market our products and product candidates;

•	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;

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

•	our ability to maintain orphan exclusivity in the United States for Emflaza and successfully completing all post-marketing requirements with respect to Emflaza and any other products;

•
the progress, results and costs of our activities under our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market our products;

•	our ability to utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;

•
the costs, timing and outcome of regulatory review of our other product candidates, including those in our gene therapy, splicing, Bio-e and oncology programs, our approved products in other territories and Translarna for additional indications;

•	our ability to satisfy our obligations under the terms of the Credit Agreement with MidCap Financial;

•	our ability to satisfy our obligations under the indentures governing our Convertible Notes;

•	the timing and scope of growth in our employee base;

•	revenue received from commercial sales of or products or any of our other product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products and product candidates on adequate terms, or at all;

•
the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisition of Emflaza, our acquisitions of Agilis and of BioElectron’s assets, and our licensing of Tegsedi and Waylivra; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales for certain product candidates or indications. In addition, our products and product candidates, if approved, may not achieve sustained commercial success. Likewise, if we fail to maintain our marketing authorization or lose non-patent market exclusivity for our products and product candidates we will be unable to commercialize and generate revenue from the sales of those products.
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
On May 5, 2017, we entered into a credit and security agreement with Midcap Financial Trust, a Delaware statutory trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, or the Credit Agreement, that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us on May

5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR, (with a LIBOR floor rate of 1.00%) plus 6.15%. The Credit Agreement requires us to not have less than $100 million of net revenue for the prior twelve months to be measured on the last day of each fiscal quarter beginning on December 31, 2017.
Additionally, subject to customary exceptions and exclusions, all obligations under the Credit Agreement are secured pursuant to the terms of the Credit Agreement, a Pledge Agreement between us, certain of our subsidiaries, and Midcap Financial, or the Pledge Agreement, and an Intellectual Property and Security Agreement between us and Midcap Financial, or the IP Security Agreement, each dated May 5, 2017. Under the Credit Agreement, the Pledge Agreement, and the IP Security Agreement, we provided to Midcap Financial and the other lenders (i) a perfected, first-priority security interest in all of our personal property, (ii) a perfected, first-priority security interest in all of our intellectual property (except that this security interest will not be perfected in intellectual property located outside the United States unless our cash position falls below a pre-specified threshold), and (iii) a perfected, first-priority pledge of equity ownership interests directly and indirectly held by us in our wholly owned subsidiary, PTC Therapeutics Holdings (Bermuda) Corp. Limited and certain of our U.S. subsidiaries.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisitions of Agilis, Emflaza and BioElectron’s assets and our Collaboration and License Agreement with Akcea, or the Akcea Agreement. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.
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
For example, on August 23, 2018, we completed the acquisition of Agilis pursuant to the Merger Agreement. Pursuant to the Merger Agreement, we paid upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock. In addition, pursuant to the Merger Agreement, Agilis equityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales of Friedreich ataxia and Angelman Syndrome products during specified terms, ranging from 2-6%. Under the Merger Agreement, we are required to pay $40.0 million of the development milestone payments no later than August 23, 2020, regardless of whether the applicable milestones have been achieved. There is no guarantee that we will be able to make these milestone payments through cash on hand and expected cash flows and we may be required to raise additional capital in order to fund these payments.
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
Our ability to use our net operating losses and certain other tax attributes to offset potential taxable income and related income taxes that would otherwise be due is subject to limitation under the provisions of Sections 382 and 383 of the Internal Revenue Code as a result of ownership changes of the Company and could be subject to further annual limitations under such provisions. In addition, we may not generate sufficient future taxable income to use our net operating losses and certain other tax attributes.
If a corporation undergoes an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or Sections 382 and 383, the corporation’s ability to utilize any net operating losses, or NOLs, and certain tax credits and other tax attributes generated before such an ownership change, is limited. We believe that we have in the past experienced ownership changes within the meaning of Sections 382 and 383 that have resulted in limitations under Sections 382 and 383 (and similar state provisions) on the use of our NOLs and other tax attributes.
Sections 382 and 383 are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the United States Internal Revenue Service, or IRS, to confirm our analysis of the ownership change limitations related to the NOLs and other tax attributes generated by us. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Section 382 and 383. Our public offerings of common stock in April 2018, January 2019 (including the shares issued in February 2019 upon exercise by the underwriter of its option to purchase additional shares) and September 2019, the common stock issued in our “at the marketing offerings” and the common stock issued to Agilis as a result of being acquired by us in August 2018 may put us closer to another ownership change for purposes of Sections 382 and 383. We continue to fully evaluate the impact of a limitation on the use of our NOLs and other tax attributes under Sections 382 and 383.
Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. Our NOLs generated prior to 2018 will eventually expire if they are not used to offset future taxable income. In addition, under the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act, enacted on December 22, 2017, the deductibility of federal net operating losses incurred in 2018 and in future years generally is limited to 80% of taxable income for each taxable year, although such losses may be carried forward indefinitely. Therefore, we cannot predict with certainty when, or whether the Company will generate sufficient taxable income to use all of our NOLs.
Changes in our effective income tax rates and the 2017 Tax Act and future changes to U.S. and non-U.S. tax laws could adversely affect our results of operations.
We are subject to income taxes in the Unites States and various ex-U.S. jurisdictions. Taxes will be incurred as income is earned in these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the IRS and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or by changes to our ownership or capital structure. The impact on our income tax provision resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.
Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Cooperation and Development (OECD), will increase tax uncertainty and the amount of tax we pay.
Additionally, in the United States, the 2017 Tax Act was enacted on December 22, 2017, making significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our

ex-U.S. subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective in January 2018. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how the law is applied. The effect of the 2017 Tax Act will differ across the states. Many states have enacted new legislation in response to the federal tax reform law. As a result of the reduction in the U.S. corporate income tax rate, we revalued our ending net deferred tax assets as of December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded no further adjustments.
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
Risks Related to Regulatory Approval of our Products and our Product Candidates
Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by the end of the third quarter of 2022, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations.
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
We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our satisfaction of the specific obligation to conduct and submit the results of Study 041 by the end of the third quarter of 2022 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We are also required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.
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
Our products and product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA (and/or by EEA member state authorities) and by comparable authorities in other countries, including ANVISA where we have received marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in Brazil and Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Failure to obtain, maintain or renew marketing authorization for any of our products or product candidates, as applicable, will prevent us from commercializing such product or product candidate.
As noted in the foregoing risk factors, we may not maintain the approvals we have received or receive further necessary approvals from the FDA, the EMA, ANVISA or other regulators to further commercialize any of our products or to commercialize any product candidate in any market. The approval procedures vary among countries, can involve additional testing, and the time for approval may materially differ. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. In addition, there is substantial risk that regulators in the applicable territories will not agree with our interpretation of the results of ACT DMD and the totality of clinical data from our trials, which would have a material adverse effect on our ability to generate revenue, or may prevent us from generating any revenue, from the sales of Translarna for the treatment of nmDMD in those territories.
Securing marketing authorization requires the timely preparation and submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. In response to changes in the regulatory environment or requests from regulators, we may elect, or be obliged, to postpone a regulatory submission to include additional analyses, including those intended to strengthen our submission or facilitate regulator review, which could cause delays in getting our products to market and substantially increase our costs. Securing marketing authorization also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Changes to manufacturers, product candidate formulation, manufacturing processes and other product candidate attributes, such as the method of delivery, during product candidate development may also require additional studies to demonstrate the comparability of the product candidate using prior processes, formulation, or manufacturers, or with the prior attributes, to the product candidate using new the processes, formulation, or manufacturers, or with the new attributes.
Regulatory authorities may determine that any of our products or product candidates are not effective or are only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing authorization or that prevent or limit commercial use.
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
Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for PTC-AADC for the treatment of AADC and for Translarna for the treatment of nmDMD, Becker muscular dystrophy (in the EU), and nonsense mutation aniridia. The FDA has also granted an orphan drug designation to risdiplam, PTC-FA, PTC-AS, PTC299 and PTC596. We may also seek orphan drug exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates. Obtaining orphan drug exclusivity, both in the EU and in the United States, may be important to a product candidate’s future success.
In the EU, if an orphan designated product subsequently receives the first marketing authorization for the indication for which it has received such a designation, the product is entitled to 10 years of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product, even if the new marketing application relies on independently generated data submitted as part of a full marketing authorization application dossier. The EU exclusivity period can be reduced to six years, at the end of the fifth year, if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the orphan product. In this context, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. Product candidates can also lose orphan designation, and the related benefits, prior to obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.
In the United States, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same indication for that time period. When determining whether a drug is the “same drug” as an orphan designated product, the FDA looks to the products’ molecular features and use. The specific sameness criteria, however, varies based on whether the product is composed of small or large molecules and if the product is a gene therapy. Moreover, for gene therapies, the sameness criteria is currently evolving, is subject to change, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Accordingly, whether any of our products or product candidates will be deemed to be the same as another product or product candidate is uncertain.
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
Further, even if we do receive orphan drug exclusivity upon approval of a product candidate, this exclusivity is not absolute. For example, if a competitive product that is the same drug or a similar medicinal product as Translarna or another product candidate that has been granted orphan drug exclusivity is shown to be “clinically superior” to our product candidate as determined by the FDA or EMA, respectively, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. Orphan exclusivity also would not block FDA from approving a drug that is the same as our product candidates for different indications or products that are different from ours for the same indication. Moreover, marketing exclusivity would not prevent a provider from prescribing or using another drug off-label and third-party payors may reimburse for products off-label even if not indicated for the orphan condition.
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
Under the Hatch-Waxman Act, a five-year period of exclusivity is granted to NDAs for products, such as Emflaza, containing active moieties never previously approved by the FDA either alone or in combination with another drug substance. The active moiety is the molecule or ion, excluding certain appended portions and other noncovalent derivatives, responsible for the physiological or pharmacological action of the drug substance. During the five-year exclusivity period, third parties may not submit certain types of applications to the FDA, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement with respect to any patents of the exclusivity holder covering the drug product that are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the

Orange Book. The two types of applications prevented by Hatch-Waxman exclusivity are 505(b)(2) applications and abbreviated new drug applications, or ANDAs. A 505(b)(2) application allows the FDA to rely for approval of an NDA on data not developed by or for the applicant such as published literature or the FDA’s finding of safety and effectiveness of a previously approved drug, and for which the applicant has not obtained a right of reference or use. An ANDA is an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, and conditions of use, among other things to a previously approved application (known as the reference listed drug). Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs do not generally contain clinical studies as required in full NDAs but are required to contain information establishing bioequivalence to the reference listed drug, allowing the FDA to use this bioequivalence information to rely on the prior finding of safety and efficacy for the reference listed drug. Accordingly, we may face competition from 505(b)(2) and ANDA products sooner than anticipated.
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
All pharmaceutical products for which marketing authorization has been granted, including our products, are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market. We may also be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved, as well as our product candidates during development.
We, our products and product candidates, our operations, our facilities, our suppliers and our contract manufacturers, distributors, contract research organizations, clinical trial sites and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.
We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, and to be compliant with regulatory authority requirements, we and our third-party service providers must comply on a continuous basis with a broad array of regulations and requirements. Depending on the stage of product development and whether a product is approved these requirements may relate to establishment registration and product listing, the payment of user fees, manufacturing processes, risk management measures, quality and pharmacovigilance systems (including reporting of manufacturing deviations and adverse events), pre- and post-approval clinical and pre-clinical data, labeling, packaging, advertising, marketing and promotional activities (including product sampling), record keeping, distribution, storage, and import and export of pharmaceutical products. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional clinical trials and studies to confirm safety and effectiveness may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, as well as REMS, and the agency has the power to require changes in labeling or to prevent further marketing and distribution of a product. We are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for Emflaza in the United States, including pre-clinical and clinical safety studies, and there is no guarantee that the post-marketing trial and studies will not result in changes to Emflaza’s labeling or that they will support the continued approval of Emflaza in the United States. Commencement of the post-marketing trial and studies is pending feedback from the FDA. Additionally, our marketing authorizations for Translarna and Tegsedi in Brazil are subject to renewal every five years. There is no guarantee that we will be able to complete our post-marketing obligations in accordance with the established timetables. Failure to complete the required studies in accordance with the established timetables or failure to provide the requisite periodic reports on the status of post-marketing studies in the absence of good cause could result in an enforcement action. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

For additional information with respect to the risks related to renewal of our marketing authorization in the EEA, see the risk factor titled “Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report the results of Study 041 by the end of the third quarter of 2022, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations.”
We are required to submit safety and other post-market information and reports, implement pharmacovigilance plans, and comply with cGMP requirements related to manufacturing including, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping, among other things, in connection with the marketing authorizations described above and any future marketing authorizations we may receive. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.
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
Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, the product may have labeling that includes significant restrictions, warnings, including black box warnings, and contraindications, the regulatory authorities may not approve label claims necessary for successful product marketing, or the approval may be subject to significant conditions of approval, including the requirement of a REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on our communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. For example, violations of the FDCA relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
Not only will we be responsible for our own conduct, but we will also be responsible for the conduct of our employees, independent contractors, consultants, commercial partners, manufacturers, investigators, and contract research organizations. To the extent that any of these third parties engage in intentional, reckless, negligent, or unintentional failures to comply applicable legal and regulatory requirements, we may be subject to regulatory enforcement action, legal actions and liability, and serious harm to our reputation. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us as a result of such third party conduct, even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim.
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
Restrictions and reporting requirements under applicable U.S. federal and state healthcare laws and regulations, and equivalent laws and regulations in the EU and other countries in which we operate, include, and are not limited to, the following:

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

•
Federal price reporting laws, including the Medicaid drug rebate statute, which requires manufacturers of covered outpatient drugs to calculate and submit complex pricing information that is used as the basis for reimbursement of certain drugs by, and payment of rebates to, the Medicaid program; the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Modernization Act, which requires manufacturers to calculate and report a drug’s Average Sales Price used to reimburse providers for physician-administered drugs under Medicare Part B; and the Veterans Health Care Act of 1992, which requires, manufacturers of covered drugs (including all drugs approved under an NDA) to calculate and report a Federal Ceiling Price and offer their covered drugs for sale at no more than that price to the Department of Veterans Affairs, the Department of Defense, and other agencies. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to accurately report drug pricing or provide the mandatory discounts may subject the manufacturer to specific civil monetary penalties. Failure to comply with the Veterans Health Care Act also jeopardizes payment by Medicaid for the manufacturer’s drugs. Certain states have also enacted drug price transparency laws that require reporting of pricing information.

•
Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and similar state laws, such as the California Consumer Privacy Act. For example, HIPAA, as amended by HITECH, along with its implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information, and may impose criminal and civil liability for violations of these obligations. In addition, international data protection laws including the European General Data Protection

Regulation, and supplementary member state, United Kingdom, European Economic Area, and Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, and compliance with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are high risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

•
HIPAA also imposes liability, including criminal liability, for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Notably, the Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

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

•
Laws and regulations regulating off-label promotion of medicinal products, which is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

•
Laws and regulations in the United States, including the FDCA and other laws and regulations, that prohibit us from promoting any of our FDA approved products for off-label uses and that require compliance with FDA’s advertising and promotional requirements. For example, the FDA requires that all product advertising and promotion be consistent with the FDA approved label, be truthful and non-misleading, be adequately substantiated, and have fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the use of our marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and we would not be able to discuss or provide information on off-label uses or safety benefits of such products in a promotional context. While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. Should the FDA or other regulatory authorities determine that our activities constituted the promotion of off-label use or a violation of its other promotional and marketing standards, we could face significant enforcement action and substantial penalties, including, but not limited to action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives, and such a determination could also trigger civil or criminal liability under other applicable laws in the United States.

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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws, regulations, transparency requirements and self-regulatory codes have and will continue to involve substantial costs. We cannot guarantee that we, our employees, our consultants, our third-party contractors, or the physicians or other providers or entities with whom we expect to do business, are or will be in compliance with all federal, state and ex-U.S. regulations and codes. It is possible that governmental authorities could conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would adversely affect, perhaps materially, our ability to commercialize, sell or distribute any drug. Even if we were not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.
Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may increase the difficulty and cost for us to obtain or maintain marketing authorization of and commercialize our products and product candidates and affect the coverage and reimbursement we may obtain.
Our industry is highly regulated and changes in law may adversely impact our business, operations, or financial results. In the United States and some ex-U.S. jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of Translarna or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates, including Translarna and Emflaza, for which we have obtained, or may obtain, marketing authorization.
Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. For example, in the United States, the Medicare Modernization Act changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own policies. Therefore, any restrictions to coverage or reductions in reimbursement that result from the Medicare Modernization Act may result in a similar coverage restriction or reimbursement reduction from private payors. In addition, private payors may implement coverage restrictions or payment reductions independently from federal programs such as Medicare.
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
Promulgated and proposed regulatory changes could also affect coverage or reimbursement of our products and in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. Similarly, 340B program guidance regulations on civil monetary penalties for statutory violations, which was finalized in early

2017, went into effect January 1, 2019. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule in 2019 that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries,
We anticipate that the U.S. Congress, administrative agencies, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include:
•controls on government funded reimbursement for drugs;
•caps or mandatory discounts under certain government sponsored programs;
•controls on healthcare providers;
•challenges to the pricing of drugs or limits on prohibitions on reimbursement or specific products through other means;
•reform of drug importation laws and policies;
•expansion of use of managed care systems in which the healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and
•requirements or restrictions related to direct-to-consumer advertising or drug marketing practices.
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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize Translarna and our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. We cannot predict how future changes relating to healthcare reform in the EU, the United States, or other territories, will affect our business.
Legislative and regulatory proposals have also been made to expand post-approval requirements, limit regulatory exclusivity periods or the applicability of such exclusivity periods, restrict sales and promotional activities for pharmaceutical products and to otherwise encourage competition in the market and bring down drug prices, including proposals related to drug importation. We cannot be sure whether additional legislative or regulatory changes will be enacted in any territory in which we are authorized, or become authorized, to market Translarna, Emflaza, or any of our other product candidates, or whether applicable regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our products or product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or by comparable ex-U.S. bodies overseeing regulatory authorities in other territories may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict how future changes relating to pre- and post-marketing approval and requirements will affect our business.
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
For example, in connection with our acquisition of Agilis, we paid upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Additionally, we are required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the acquisition, August 23, 2020, regardless of whether the applicable milestones have been achieved. We may never realize the anticipated benefits of the acquisition of Agilis and by investing our limited resources in this product, we may be required to forgo or delay other opportunities.

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
Until our acquisition of a gene therapy platform, historically, we have based our research and development efforts on small-molecule drugs that target post-transcriptional control processes. Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for both small-molecule and gene therapy drug discovery, to date we have only been granted marketing authorization in the EEA to treat nmDMD under a restricted label that is subject to the specific obligation to conduct Study 041 as well as annual renewal and reassessment requirements, marketing authorization in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older and marketing authorization in Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. We may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorization for nmDMD in the EEA and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.
If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We contract with third parties for the manufacture and distribution of our products and our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts. For certain of our product candidates, we may also directly engage in manufacturing, which will require significant expenditures and compliance with FDA’s manufacturing requirements.
We have limited personnel with experience in drug manufacturing and currently rely on third parties to manufacture our products and certain product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in all of our products and product candidates. We outsource all manufacturing, packaging, labeling and distribution of our products and product candidates to third parties, including our commercial supply of Translarna and Emflaza. We are, however, taking steps to increase our manufacturing capabilities for our gene therapy platform, although we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial and commercial scale demands. Once we commence our own gene therapy manufacturing, we will be required to directly comply with the applicable regulatory authorities’ manufacturing requirements and will be subject to inspection. Utilizing our own manufacturing will require a significant investment and we may never be successful in developing our own manufacturing capacity, especially given the complexities of gene therapy manufacturing. For additional information, see the risk factor under “Risks Related to Our Gene Therapy Platform” titled, “We have no experience manufacturing gene therapy products on our own and could encounter problems and delays in establishing our biologics manufacturing facility that could adversely affect our business.”
Currently, and even once we begin to engage in manufacturing ourselves, we do not and will not directly control manufacturing for most of our products and product candidates and we are dependent on and will continue to be dependent on, our contract manufacturers for compliance with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States for manufacture of both active drug substances and finished drug products. Should we or our contract manufacturers fail to comply with these requirements, we and they could face significant regulatory and commercial consequences. For example, the FDA regularly inspects manufacturing and other drug/biologic facilities. Our manufacturers and manufacturing facilities must also be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency and will be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EU member state regulatory authorities, FDA, or other ex-U.S. regulatory agencies, we or they will not be able to secure and/or maintain regulatory approval for the manufacturing facilities, and we would not be able to secure and/or maintain, or may be delayed in securing regulatory approval of marketing applications or supplements for the applicable products or product candidates. In addition, we or third-party manufacturers or distributors may not be able to comply with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of our products or product candidates and our business, results of operations and financial condition could be materially adversely affected.
In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities. If the FDA, EU member state regulatory authorities or a comparable ex-U.S. regulatory agency do not approve these or our facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates. Moreover, any alternative manufacturers would need to be approved by FDA, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition.
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
We currently have a contract with a pharmacy and hospital distributor in the EU that distributes Translarna for clinical programs and limited commercial and EAP programs. We have engaged with third-party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf. We intend to engage additional distributors if and when, if ever, we become authorized to make Translarna available for purchase in such additional geographies.
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
Even if we are able to establish and maintain arrangements with third-party manufacturers and distributors, reliance on such service providers as well as the use of specialty pharmacies and a call center entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

•	the possibility of commercial supplies of our products not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;

•	the possibility of third-party resources not being devoted in the manner necessary to satisfy our requirements within the expected time frame;

•
the possibility of third parties not providing us with accurate or timely information regarding their inventories, the number of patients who are using our products, or serious adverse events and/or product complaints regarding our products;

•	the possibility of third parties being unable to satisfy their financial obligations to us or to others; and

•	the possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, or raw material shortages.
Our products and product candidates and any other products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, changes in cGMP regulations could negatively impact our ability or the ability of our contract manufacturers to complete the manufacturing process of our products and our product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively.
If we or the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should, prior to the time that we have validated alternative providers, cease to continue to do so for any reason, we likely would experience delays in our ability to supply Translarna or Emflaza to patients or in our ability to advance our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our products or product candidates or the drug substances used to manufacture them, we will lose commercial sales revenue and it will be more difficult for us to develop our product candidates and compete effectively.
We or our contract manufacturers may also encounter other impediments or difficulties that could adversely affect our products, product candidates, and our business, results of operations and financial condition. For example, we or our manufacturers may experience shortages in raw materials and components, not be able to scale up manufacturing capacities to support more advanced clinical trials or product commercialization, may not be able to qualify or validate facilities, equipment, and processes, or may not be able to obtain or develop the necessary technological capabilities, either through knowledge transfer or independent development. To the extent that any contract manufacturers develop proprietary manufacturing processes or procedures, should we need to change manufacturers, we may not be able to transfer such know-how to a new manufacturer. In such a case, the new manufacturer would need to invest substantial time, money, and effort to develop its own processes and procedures, which would require FDA approval.
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
Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna, Emflaza and certain of our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.
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
Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable ex-U.S. regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We must further ensure that our preclinical trials are conducted in accordance with good laboratory practices, or GLPs, as appropriate. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. Similar GCP and transparency requirements apply in the EU. Failure to comply with the applicable regulatory requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to accept into account clinical trial data submitted as part of a marketing application, as well as other regulatory consequences, as further described above
For example, in the first half of 2013 inspectors acting at the request of the EMA conducted GCP inspections of selected clinical sites from our completed Phase 2b clinical trial of Translarna for the treatment of nmDMD and our clinical trial site relating to our then pending marketing authorization application for approval of Translarna for the treatment of nmDMD. Following these inspections, we received inspection reports containing a combination of critical and major findings. These findings related to waivers we granted to admit patients to our Phase 2b clinical trial of Translarna for the treatment of nmDMD in advance of formal approval of protocol amendments that would have established their eligibility for the trial, as well as our oversight of our trial sites and the completeness or sufficiency of clinical trial documentation. In response to these findings, we described to the EMA the enhanced internal procedures and controls we have implemented, and the internal quality assurance department we have established, since the conclusion of our Phase 2b clinical trial of Translarna for the treatment of nmDMD. In addition, we proposed corrective action plans to address the inspectors’ specific findings. If we do not meet our commitment to the corrective actions we proposed to the EMA, we may face additional consequences, including rejection of data or other direct action by national regulatory authorities, which could require us to conduct additional clinical trials or other supportive studies to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD or to obtain full approval from the EMA.
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
We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations and impact our operating results.
Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus, COVID-19, causing respiratory illness emerged in the city of Wuhan in the Hubei province of China. The Chinese government has taken certain emergency measures to combat the spread of the virus, including implementation of travel bans and closure of factories and businesses. Since that time, multiple other countries throughout the world have been affected by the spread of the virus. We continue to monitor the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for our business. Any prolonged deviations from normal daily operations could negatively impact our business.
Additionally, we have clinical trial sites and significant suppliers and manufacturing located in countries that have been affected by COVID-19 that may be disrupted. For example, the majority of patients that are currently enrolled in Study 041 are located in countries that have been directly affected by the virus, which may cause delays in the completion of the study and have a material adverse effect on our ability to maintain our authorization for Translarna in the EEA.  Failure to maintain such authorization would have a material adverse effect on our business, results of operations and financial performance. While the full impact of this outbreak is unknown at this time, we are closely monitoring the rapid developments in countries that have become exposed to the virus and continually assessing the potential impact on our business.  Any prolonged disruption of our clinical trials, suppliers or contract manufacturers, closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and delaying regulatory approvals or the commercialization of any current or future products.
Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security.
We collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. Despite our implementation of security measures, these information systems are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet or other mechanisms, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No such security measures can eliminate the possibility of the information systems' improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, criminals, ex-U.S. governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other third-party vendors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights, face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties and the further research, development and commercial efforts of our products and product candidates could be delayed.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit clinical trials or commercialization of any current or future products.
We face an inherent risk of product liability exposure related to the commercialization of our products and any product candidate that we may market or commercialize, and in connection with the human clinical trials testing of our products and product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We have product liability insurance that covers our commercial sales, sales pursuant to reimbursed EAP programs and clinical trials up to a $25.0 million annual aggregate limit, and subject to a per claim deductible. Our insurance limits may not be adequate to cover all liabilities and defense costs that we may incur. We may need to further increase our insurance coverage as we commercialize our products, or as and when we begin commercializing any other product candidate that receives marketing authorization. The cost of insurance coverage is highly variable, based on a wide range of factors. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability or defense costs that may arise.
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
We are highly dependent on Dr. Stuart W. Peltz, our co-founder and Chief Executive Officer, and the other principal members of our executive, commercial and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.
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
In connection with our commercialization plans and business strategy, including our continued commercialization of Translarna and Emflaza, our ongoing commercial launch of Tegsedi, and, if approved, PTC-AADC and Waylivra and other product candidates, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with any of our acquisitions or other strategic transactions. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including any applicable integration. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, following our receipt of the Refuse to File letter from the FDA in 2016, we implemented a reorganization of our operations in March 2016 that resulted in a one-time charge for the related work-force reduction. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our success depends in large part on our ability to obtain and maintain patent protection or other intellectual property rights in the United States and other countries with respect to our proprietary technology and products. One primary way that we seek to protect our proprietary position is by filing patent applications in the United States and in certain ex-U.S. jurisdictions related to our novel technologies, product and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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
The laws of ex-U.S. countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain or be able to pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the Leahy-Smith America Invents Act of 2011, or the Act, which reformed certain patent laws in the U.S., may create additional uncertainty. The significant changes engendered by the Act include switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to prevent such circumvention. Legal and regulatory developments in the EU and elsewhere may also result in clinical trial data and other information, that would ordinarily be treated as trade secret, submitted as part of a marketing authorization application becoming publicly available. The EMA Policy on publication of clinical data and other such information, as well as the current application of EU freedom of information regulations, could impact our proprietary information (comprising both clinical and non-clinical data and other information) that would normally be maintained by a regulatory body as commercially confidential. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data or other information to obtain marketing authorizations in the EU and in other jurisdictions where we have not been able to obtain any intellectual property or regulatory protection, resulting in loss of market share. Such developments may also require us to allocate significant resources or engage in litigation to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.
For example, during 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the EU to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We appealed the General Court’s decision to the CJEU but the CJEU dismissed our appeal in January 2020 and released the information to the requester.
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
In addition to seeking patents and regulatory exclusivity for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. More particularly, we may rely on trade secrets and other unpatented proprietary information to protect our competitive position related to our products and product candidates, especially when patent protection is not obtainable. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, partners and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed. If our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, employees, consultants, advisors, partners and other third parties develop new inventions or processes related to Translarna or Emflaza independently, or jointly with us, that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Enforcing a claim that a third party illegally obtained and is using any of our inventions or trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.
Our trademark applications may be refused registration, and our registered trademarks may not be maintained or may be found to be unenforceable. During trademark examination proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections, we may not be able to overcome them. In addition, in the U.S. Patent and Trademark Office and Trademark Offices in many ex-U.S. jurisdictions, third parties are given an opportunity to oppose pending trademark applications or to seek cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, if we do not secure registrations for our trademarks, we may encounter difficulty enforcing our trademark rights against third parties in the jurisdictions where we do not have registered rights.
If we are not able to obtain adequate trademark protection or regulatory approval for our brand names, we may be required to re-brand affected products, which could cause delays in getting such products to market and substantially increase our costs.
To protect our rights in any trademark we intend to use for our products or product candidates, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for trademark registration in the United States as well as any other country where we intend to commercialize our product or product candidates. Failure to obtain trademark registrations may place our use of the trademarks at risk or make them subject to legal challenges, which could force us to choose alternative names for our product or product candidates. In addition, the FDA, and other regulatory authorities outside the United States, conduct an independent review of proposed product names for pharmaceuticals, including an evaluation of the potential for confusion with other pharmaceutical product names for medications, which could result in medication errors in prescribing, dispensing and consumption. These regulatory authorities may also object to a proposed product name if they believe the name inappropriately makes or implies a therapeutic claim. If the FDA or other regulatory authorities outside the United States object to any of our proposed product names, we may be required to adopt alternative names for our product or product candidates. If we adopt alternative names, either because of our inability to obtain a trademark registration or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications and the rights attached thereto. Consequently, we may be required to expend significant additional resources in an effort to adopt a new product name that would be registrable under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities, which could cause delays in getting our products to market and substantially increase our costs. Furthermore, we may not be able to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.
Our rights to develop and commercialize PTC-AADC and our other potential gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of PTC-AADC for the treatment of AADC deficiency and our other potential gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the NTU relevant to PTC-AADC for the treatment of AADC deficiency. Any termination of these licenses could result in the loss of significant or all rights licensed to us and could harm or prevent our ability to commercialize PTC-AADC for the treatment of AADC deficiency and our other potential gene therapy product candidates. Each of our existing gene therapy licensing agreements are exclusive but are limited to particular fields, such as AADC deficiency and are subject to certain retained rights. In addition, absent an amendment or additional agreement, we may not have the right to use intellectual property in-licensed for one of our programs for use in another program.
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
In August 2015, we incurred indebtedness in the amount of $150.0 million in aggregate principal with additional accrued interest under the 2022 Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2016. In September 2019, we incurred indebtedness in the amount of $287.5 million in aggregate principal with additional accrued interest under the 2026 Convertible Notes, for which interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, upon conversion of the Convertible Notes unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Convertible Notes, to pay the Convertible Notes at maturity or to pay cash upon conversions of Convertible Notes. In addition, our ability to repurchase Convertible Notes or to pay cash upon conversions of Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable indenture, to make interest payments on the Convertible Notes when due under the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the applicable indenture would constitute a default under each indenture governing the Convertible Notes and our credit and security agreement with MidCap Financial. An event of default under the applicable indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of any such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Convertible Notes, make interest payments on the Convertible Notes or make cash payments upon conversions of the Convertible Notes.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to PTC-AADC;

•	the development and regulatory status of risdiplam and our SMA program with Roche and the SMA Foundation;

•	any developments related to our ability or inability to execute our commercialization strategy for any of our products;

•
our ability to resolve the matters set forth in the FDA's denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;

•
our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in Brazil and in the EEA, which is subject to the specific obligation to conduct Study 041 and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;

•
any developments related to Study 041, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or non-clinical trial required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;

•	results of clinical trials of any other product candidate that we develop;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;

•	negative publicity around our products or product candidates;

•	other developments concerning our regulatory submissions;

•	whether regulators in other territories agree with our interpretation of the results of ACT DMD;

•	the success of competitive products or technologies;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	our ability to realize the benefits of our acquisitions or other business combinations;

•	the recruitment or departure of key personnel;

•	the loss of distributors, suppliers or manufacturers;

•	the level of expenses related to any of our products, product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	announcements with respect to litigation;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will continue to make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with Section 404, including documentation and evaluation of our internal control over financial reporting, is both costly and challenging. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. The terms of our credit and security agreement with MidCap Financial preclude us from paying dividends, other than permitted dividends set forth in the agreement. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders sole source of gain for the foreseeable future.

The issuance of additional shares of our common stock or the sale of shares of our common stock by our stockholders could dilute our stockholders’ ownership interest in the Company and could significantly reduce the market price of our common stock.
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
In August 2019, we entered into the Sales Agreement, pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time, through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. In addition, the issuance of shares of our common stock upon conversion of the Convertible Notes could dilute our stockholders. We have engaged in, and may in the future engage in, strategic transactions that could dilute our stockholders’ ownership and cause our stock price to decline. For example, our acquisitions of Agilis and the rights to Emflaza each involved the payment of common stock consideration. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Sales of substantial amounts of shares of our common stock or other securities by our stockholders or by us, or the issuance of shares of our common stock upon conversion of our outstanding Convertible Notes or any future securities convertible or exchangeable into our common stock or in connection with a strategic transaction, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal facilities consist of approximately 126,000 square feet of research and office space located at 100, 200, 250 and 400 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024 and at 4041 Hadley Road, South Plainfield New Jersey that we occupy under a lease that will expire in 2022, with one three-year renewal option to renew the lease after 2022. We also have entered into a lease agreement for approximately 185,000 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. The rental term for such facility is expected to commence on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2022.  We also lease additional office space in the U.S. and other countries to support our operations as a global organization, but these leases are not material to us.
Item 3.    Legal Proceedings
From time to time in the ordinary course of our business, we are subject to claims, legal proceedings and disputes. We are not currently aware of any material legal proceedings which we are a party to or of which any of our property is the subject.
Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “PTCT” since June 20, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 27, 2020, there were 71 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.
Recent Sales of Unregistered Securities
Inducement stock option awards
Pursuant to the Nasdaq inducement grant exception, during the quarter ended December 31, 2019, we issued options to purchase an aggregate of 675,775 shares of common stock to certain new hire employees at a weighted-average exercise price of $40.97 per share. The shares underlying these option awards have been registered on a Form S-8 registration statement.
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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenue	$291,306	$263,005	$174,066	$81,447	$33,696
Collaboration and grant revenue	15,674	1,729	20,326	1,258	3,070
Total revenues	306,980	264,734	194,392	82,705	36,766
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	12,135	12,670	4,577	—	—
Amortization of acquired intangible asset	27,650	22,877	15,380	—	—
Research and development	257,452	171,984	117,456	117,633	121,816
Selling, general and administrative	202,541	153,548	121,271	97,130	82,080
Change in the fair value of deferred and contingent consideration	48,360	19,340	—	—	—
Total operating expenses	548,138	380,419	258,684	214,763	203,896
Loss from operations	(241,158)	(115,685)	(64,292)	(132,058)	(167,130)
Interest (expense) income, net	(12,491)	(12,554)	(12,094)	(8,276)	(2,367)
Other income (expense), net	13,723	129	(1,279)	(1,207)	(465)
Loss before income tax benefit (expense)	(239,926)	(128,110)	(77,665)	(141,541)	(169,962)
Income tax benefit (expense)	(11,650)	29	(1,335)	(569)	(485)
Net loss attributable to common stockholders	$(251,576)	$(128,081)	$(79,000)	$(142,110)	$(170,447)
Net loss attributable to common stockholders per share:
Basic	$(4.27)	$(2.75)	$(2.02)	$(4.17)	$(5.07)
Diluted	$(4.27)	$(2.75)	$(2.02)	$(4.17)	$(5.07)
Weighted-average shares outstanding:
Basic	58,863,185	46,576,313	39,183,073	34,044,584	33,626,248
Diluted	58,863,185	46,576,313	39,183,073	34,044,584	33,626,248

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$686,563	$227,586	$191,246	$231,666	$338,925
Working capital	543,427	154,061	167,015	211,662	310,563
Total assets*	1,623,782	1,119,222	391,653	269,345	365,281
Total debt*	313,859	153,014	144,971	98,216	91,848
Accumulated deficit	(1,190,499)	(938,923)	(814,108)	(735,108)	(592,998)
Total stockholders’ equity	594,330	350,727	156,437	119,583	226,001

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
We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. Our ability to commercialize products is the foundation that drives our continued investment in a robust diversified pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need. Our strategy is to bring best-in-class therapies with differentiated clinical benefit to patients affected by rare disorders and to leverage our global commercial infrastructure to maximize value for our patients and other stakeholders. We have a portfolio pipeline that includes commercial products as well as product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. During the year ended December 31, 2019, we recognized $190.0 million in sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2019, Emflaza achieved net sales of $101.0 million.
Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In July 2019, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2020. In February 2020, we submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to a specific obligation to conduct and submit the results of a18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2022.
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
Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. We expect that a potential re-submission of an NDA could occur in mid-year 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.

There is substantial risk that Study 045, or any other studies we may use to collect the dystrophin data, will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD in the U.S.
We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, EU and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the European Union, or EU, for the treatment of familial chylomicronemia syndrome, or FCS. We anticipate filing for marketing authorization with ANVISA in the second half of 2020.
We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2020. In January 2020, we submitted a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the EEA to the EMA and we expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, by the end of 2020.
    We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The lead compound in the SMA program is risdiplam (RG7916, RO7034067). Roche submitted an NDA for risdiplam to the FDA in the fourth quarter of 2019 and the Prescription Drug User Fee Act, or PDUFA, date for a decision by the FDA is May 24, 2020. Risdiplam is expected to be indicated in the United States for SMA type 1, 2 and 3 patients, if approved. Roche anticipates submitting an MAA for risdiplam for the treatment of SMA in the EEA in mid-year 2020.
In 2019, we acquired substantially all of the assets of BioElectron Technology Corporation, or BioElectron, including certain compounds that we have begun to develop as part of our Bio-e platform. In 2020, we plan to initiate three trials in this platform with two unique compounds that regulate inflammation and oxidative stress.
In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.
Overview—Funding
The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2019, our revenues were generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs, and from sales of Emflaza for the treatment of DMD in the United States.
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
On April 20, 2017, we completed our acquisition of all rights to Emflaza, or the Transaction, for total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock, which was determined by dividing $65.0 million by the volume weighted average price per share of our common stock on the Nasdaq Global Select Market, or Nasdaq for the 15 trading-day period ending on the third trading day immediately preceding the closing.

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
On August 23, 2018, we completed our acquisition of Agilis Biotherapeutics, Inc., or Agilis, for total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock, which was determined by dividing $150.0 million by the volume-weighted average price per share of our common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing.
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
In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act pursuant to a registration statement on Form S-3. During the year ended December 31, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by us.
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
In September 2019, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes, which was exercised in full by the initial purchasers. The 2026 Convertible Notes bear cash interest at a rate of 1.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. We received net proceeds of $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
On October 25, 2019, we completed our acquisition of substantially all of the assets of BioElectron for total upfront consideration of $10.0 million in cash less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to us.
To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes offering, our offering of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, and, together with the 2022 Convertible Notes, the Convertible Notes, our public offerings of common stock in February 2014, in October 2014, in April 2018, in January 2019, and in September 2019, the common stock issued in our “at the marketing offering”, our initial public offering of common stock in June 2013, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have generated revenue from net sales of Emflaza for the treatment of DMD in the United States.
As of December 31, 2019, we had an accumulated deficit of $1,190.5 million. We had a net loss of $251.6 million and $128.1 million for the fiscal years ended December 31, 2019 and 2018, respectively.
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our new biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study

041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA and we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2020. We also anticipate filing for marketing authorization for Waylivra with ANVISA in the second half of 2020. These efforts may significantly impact the timing and extent of our commercialization expenses.
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

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. We are also required to pay $40.0 million in development milestone payments upon the passing of the second anniversary of the closing of the Agilis acquisition, August 23, 2020, regardless of whether the applicable milestones have been achieved. In addition, Akcea is eligible to receive from us an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses. See also, “The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors” under Part II, Item 1A. Risk Factors - Risks Related to Our Common Stock.
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
Financial operations overview
To date, our net product revenues have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the United States and sales of Emflaza for the treatment of DMD in the United States. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.
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
In November 2014, we announced that our joint development program in SMA with Roche and the SMA Foundation, or SMAF has started a Phase 2 study for RG7800 in adult and pediatric patients. The achievement of this milestone triggered a $10.0 million payment to us from Roche which we recorded as collaboration revenue for the year ended December 31, 2014.
In October 2017, we announced that the joint development program in SMA with Roche and SMAF had transitioned into the pivotal second part of its study evaluating the efficacy and safety of RG7916 in pediatric and adult Type 2/3 SMA patients. The achievement of this milestone triggered a $20.0 million payment to us from Roche which we recorded as collaboration revenue at time of achievement.

In November 2019, we announced that the FDA accepted the filing of and granted priority review for the NDA for risdiplam for the treatment of SMA. The filing acceptance by the FDA triggered a $15.0 million payment to us from Roche which we recorded as collaboration revenue at time of achievement.
The remaining potential research and development event milestones that can be received as of December 31, 2019 is $72.5 million. The remaining potential sales milestones as of December 31, 2019 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.
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
We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our gene therapy, splicing, Bio-e and oncology programs, our studies of Translarna for additional indications, and performance of our FDA post-marketing requirements with respect to Emflaza in the United States. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.
The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2019, 2018, and 2017.

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$94,246	$80,859	$75,954
Bio-e	10,060	—	—
Gene therapy	62,839	6,534	—
Oncology	21,199	16,438	4,481
Next generation nonsense readthrough	4,089	6,735	5,609
Emflaza	22,572	16,461	7,053
Akcea	—	11,957	—
Other research and preclinical	42,447	33,000	24,359
Total research and development	$257,452	$171,984	$117,456
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
A change in the outcome of any of these variables with respect to the development of any of our products or product candidates could mean a significant change in the costs and timing associated with the development of that product candidates. For example, if the EMA or FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of any of our products or product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.
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
We expect that selling, general and administrative expenses will increase in future periods in connection with our continued efforts to commercialize our products, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.
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
Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements:
•Revenue recognition
•Convertible notes offering
•Income taxes
•Business combinations and asset acquisitions
•Indefinite-lived intangible assets
Revenue recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-9 eliminated transaction- and industry-specific revenue recognition guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition-Products (Topic 605) and replaced it with a principle-based approach for determining revenue recognition. ASC Topic 606 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under Topic 606, and applied this approach only to contracts that were not completed as of January 1, 2018. We calculated a one-time transition adjustment of $3.3 million, which was recorded on January 1, 2018 to the opening balance of accumulated deficit, related to the product sales of Emflaza. The ASC 606 transition adjustment recorded for Emflaza resulted in sales being recognized earlier than under Topic 605, as the deferred revenue recognition model (sell-through) is not allowed under Topic 606. The one-time adjustment consisted of $3.9 million in deferred revenue offset by $0.6 million of variable consideration. The information presented for the periods prior to January 1, 2018 has not been adjusted and is reported under Topic 605.
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
We record revenue net of estimated third-party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government and other third-party rebates and discounts are established or estimated at the time of delivery. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. For the year ended December 31, 2017, we recognized Translarna net sales of $145.2 million and Emflaza net sales of $28.8 million.
We expect that net product sales of Translarna for the treatment of nmDMD will fluctuate quarter-over-quarter. In some countries, including those in Latin America, orders for named patient sales or by governmental buyers may be for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. Net product sales may be significantly impacted by multiple factors, including, among other things, decisions by regulatory authorities, in particular the FDA, the EMA and ANVISA, with respect to our submissions for Translarna for the treatment of nmDMD and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.
Periods commencing January 1, 2018
Our net product revenue primarily consists of sales of Translarna in territories outside of the U.S. and sales of Emflaza in the U.S., both for the treatment of DMD.
Net Product Revenue

We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of the product, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to the product sale. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the years ended December 31, 2019 and 2018, net product sales outside of the United States were $190.3 million and $171.0 million respectively, and net product sales in the United States were $101.0 million and $92.0 million respectively.
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
Convertible Notes Offerings
In September 2019, we issued $287.5 million aggregate principal amount of 2026 Convertible Notes, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes, which was exercised in full by the initial purchasers. The 2026 Convertible Notes bear cash interest at a rate of 1.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. The net proceeds to us from the offering were $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
The 2026 Convertible Notes are governed by an indenture, or the 2026 Convertible Notes Indenture, with U.S Bank National Association as trustee, or the 2026 Convertible Notes Trustee.
In August 2015, we issued $150.0 million aggregate principal amount of 2022 Convertible Notes. The 2022 Convertible Notes bear cash interest at a rate of 3.00% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to us from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
The 2022 Convertible Notes are governed by an indenture, or the 2022 Convertible Notes Indenture, with U.S Bank National Association as trustee, or the 2022 Convertible Notes Trustee.
As the Convertible Notes contained embedded conversion features, we separated the Convertible Notes into liability and equity components, in accordance with the guidance in ASC 815. The carrying amount for each of the liability components was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of each of the equity components representing the conversion option was determined by deducting the fair value of the respective liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of each of the liability components over its respective carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of each of the Convertible Notes in accordance with ASC 835. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity components recorded at each issuance was recorded in additional paid-in capital.
In accounting for the transaction costs related to the issuance of each of the Convertible Notes, we allocated the total costs incurred to the liability and equity components of the Convertible Notes based on their relative values in accordance with ASC 470. Transaction costs attributable to each of the liability components are amortized to interest expense over the seven-year term of each of the Convertible Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, we initially recorded net deferred tax liabilities in connection with each of the Convertible Notes.
Income taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At December 31, 2019 and 2018, we recorded a valuation allowance against our net deferred tax assets of approximately $267.1 million and $180.5 million, respectively. The change in the valuation allowance during the years ended December 31, 2019 and 2018 was approximately $86.7 million and $2.8 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2019, we have approximately $433.3 million, $224.4 million, and $8.4 million of federal, state, and ex-U.S. net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, we no longer exclude tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.
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
As of December 31, 2019, research and development credit carryforwards for federal and state purposes are approximately $14.2 million and $6.2 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2019 is approximately $85.2 million. As a result of U.S. tax reform legislation, federal net operating losses, or NOLs, generated in 2018 carryforward indefinitely, however, we have federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2021 and federal credit carryforwards that begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. We have undergone an ownership change and have determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of our NOL carryforwards are limited and we can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOLs will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, including the NOLs expected to expire, there are $495.7 million of NOLs available, out of which $231.5 million are limited by IRC Section 382. At December 31, 2019, there is $333.2 million available for immediate use and an additional $5.7 million will free up in 2020.
Business combinations and asset acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, we account for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
The consideration for our business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of deferred and contingent consideration in the consolidated statements of operations.
If determined to be an asset acquisition, we account for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets' carrying amounts on the acquiring entity's books. Consideration transferred that is noncash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
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
Indefinite-lived intangible assets
Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the "income method”, and use estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance. We performed our annual test for its indefinite-lived intangible assets as of October 1, 2019 and concluded that no impairment exists as of December 31, 2019.
For a description of our significant accounting policies, see note 2 to our consolidated financial statements.

Year ended December 31, 2019 compared to year ended December 31, 2018
The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2019 and 2018:

	Year ended December 31,		Change 2019 vs. 2018
(in thousands)	2019	2018
Net product revenue	$291,306	$263,005	$28,301
Collaboration and grant revenue	15,674	1,729	$13,945
Cost of product sales, excluding amortization of acquired intangible asset	12,135	12,670	$(535)
Amortization of acquired intangible asset	27,650	22,877	$4,773
Research and development expense	257,452	171,984	$85,468
Selling, general and administrative expense	202,541	153,548	$48,993
Change in the fair value of deferred and contingent consideration	48,360	19,340	$29,020
Interest expense, net	(12,491)	(12,554)	$63
Other income, net	13,723	129	$13,594
Income tax (expense) benefit	(11,650)	29	$(11,679)
Net product revenue.    Net product revenue was $291.3 million for the year ended December 31, 2019, an increase of $28.3 million, or 11%, from net product revenue of $263.0 million for the year ended December 31, 2018. The increase in net product revenue was primarily due to the increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories, in addition to an increase in net product sales of Emflaza.
Collaboration and grant revenue.    Collaboration and grant revenue was $15.7 million for the year ended December 31, 2019, an increase of $13.9 million, over 100%, from collaboration and grant revenue of $1.7 million for the year ended December 31, 2018. The increase in collaboration and grant revenue was primarily due to the $15.0 million milestone achieved during the fourth quarter of 2019 from Roche, which was triggered in November 2019 upon the FDA’s acceptance of the filing of the NDA for risdiplam for the treatment of SMA.
Cost of product sales, excluding amortization of acquired intangible asset.    Cost of product sales, excluding amortization of acquired intangible asset, was $12.1 million for the year end December 31, 2019, a decrease of $0.5 million, or 4%, from $12.7 million for the year ended December 31, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, and costs associated with product sold during the period. The decrease year over year is primarily due to a $1.8 million inventory write down for the twelve month period ended December 31, 2018, primarily related to inventory labeling changes.
Amortization of acquired intangible asset.   Amortization of acquired intangible asset was $27.7 million for the year ended December 31, 2019, an increase of $4.8 million, or 21%, from $22.9 million for the year ended December 31, 2018. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively.
Research and development expense.    Research and development expense was $257.5 million for the year ended December 31, 2019, an increase of $85.5 million, or 50%, compared to $172.0 million for the year ended December 31, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs, such as our acquisition of PTC743 from BioElectron, which represents $10.1 million of the increase, as well as advancement of the clinical pipeline.
Selling, general and administrative expense.    Selling, general and administrative expense was $202.5 million for the year ended December 31, 2019, an increase of $49.0 million, or 32%, from $153.5 million for the year ended December 31, 2018. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was $48.4 million for the year ended December 31, 2019, an increase of $29.0 million, or 150%, from $19.3 million for the year ended December 31, 2018. The change is related to the fair valuation of the potential future consideration to be paid to former equity holders of Agilis, as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Interest expense, net.    Net interest expense was $12.5 million for the year ended December 31, 2019, a decrease of $0.1 million, or 1%, from net interest expense of $12.6 million for the year ended December 31, 2018. The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement.
Other income, net. Other income, net was $13.7 million for the year ended December 31, 2019, an increase of $13.6 million, over 100%, from other income, net of $0.1 million for the year ended December 31, 2018. The increase in other income, net resulted primarily from a foreign exchange gain from the remeasurement of our intercompany loan and an unrealized gain on our equity investment in ClearPoint Neuro, Inc. (formerly MRI Interventions, Inc.), or our Equity Investment, of $2.2 million, partially offset by exchange rate changes in the current period.
Income tax (expense) benefit.    Income tax expense was $11.7 million for the year ended December 31, 2019, a change of $11.7 million, over 100%, from income tax benefit of $0.03 million for the year ended December 31, 2018. We incurred income tax expense in various ex-U.S. jurisdictions, and our ex-U.S. tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
Year ended December 31, 2018 compared to year ended December 31, 2017
The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2018 and 2017:

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

Cost of product sales, excluding amortization of acquired intangible asset.    Cost of product sales, excluding amortization of acquired intangible asset, was $12.7 million for the year end December 31, 2018, an increase of $8.1 million, or 177%, from $4.6 million for the year ended December 31, 2018. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales and costs associated with Emflaza and Translarna product sold during the period. For Translarna sold in 2017, the majority of related manufacturing costs incurred had previously been expensed prior to January 1, 2017 as research and development expenses.
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
Selling, general and administrative expense.    Selling, general and administrative expense was $153.5 million for the year ended December 31, 2018, an increase of $32.3 million or 27% from $121.3 million for the year ended December 31, 2017. The increase was primarily due to continued investment in commercial activities for Emflaza and Translarna.
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
Interest expense, net.   Interest expense, net was $12.6 million for the year ended December 31, 2018, an increase of $0.5 million, or 4%, from interest expense, net of $12.1 million for the year ended December 31, 2017. The increase in interest expense was primarily due to current year interest expense recorded from the Convertible Notes and the Credit Agreement partially offset by interest income from investments.
Other income (expense), net. Other income, net was $0.1 million for the year ended December 31, 2018, an increase of $1.4 million, or 110%, from other expense, net of $1.3 million for the year ended December 31, 2017. The increase in other income (expense), net resulted primarily from exchange rate changes in the current period.
Income tax benefit (expense).    Income tax benefit was $0.03 million for the year ended December 31, 2018, an change of $1.4 million, or 102%, from income tax expense of $1.3 million for the year ended December 31, 2017. We incurred income tax expense in various foreign jurisdictions, and our ex-U.S. tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions. The ex-U.S. tax benefit for the year ended December 31, 2018 is primarily driven by the Akcea upfront licensing fee.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses.
As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorization in Brazil and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.
On August 23, 2018, we completed our acquisition of Agilis for total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock, which was determined by dividing $150.0 million by the volume-weighted average price per share of our common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Under the Agreement and Plan of Merger, dated as of July 19, 2018, or the Merger Agreement, by and among us, Agility Merger Sub, Inc., a Delaware corporation and our wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, we are required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Merger, August 23, 2020, regardless of whether the applicable milestones have been achieved.
We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offering” of our common stock, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.
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
In August 2015, we closed a private offering of $150.0 million in aggregate principal amount of 2022 Convertible Notes, including the exercise by the initial purchasers of an option to purchase an additional $25.0 million in aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes bear cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Convertible Notes are senior unsecured obligations of ours and will mature on August 15, 2022, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We received net proceeds from the offering of approximately $145.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us.
Holders may convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2022 Convertible Notes Indenture) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2022 Convertible Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of 2022 Convertible Notes being converted.
The conversion rate for the 2022 Convertible Notes was initially, and remains, 17.7487 shares of our common stock per $1,000 principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of our common stock.
We were not permitted to redeem the 2022 Convertible Notes prior to August 20, 2018. As of August 20, 2018, we may redeem for cash all or any portion of the 2022 Convertible Notes, at our option, on or after August 20, 2018 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2022 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2022 Convertible Notes, which means that we are not required to redeem or retire the 2022 Convertible Notes periodically. There have been no redemptions to date.
If we undergo a “fundamental change” (as defined in the Indenture governing the 2022 Convertible Notes Indenture), subject to certain conditions, holders of the 2022 Convertible Notes may require us to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2022 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries. The 2022 Convertible Notes Indenture contains customary events of default with respect to the 2022 Convertible Notes, including that upon certain events of default (including our failure to make any payment of principal or interest on the 2022 Convertible Notes when due and payable) occurring and continuing, the 2022 Convertible Notes Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding 2022 Convertible Notes by notice to us and the 2022 Convertible Notes Trustee, may, and the 2022 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2022 Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial which provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The maturity date of the Credit Agreement is May 1, 2021, unless terminated earlier. The facility is structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bears interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR, (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses.
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
In January 2019, we closed an underwritten public offering of our common stock pursuant to a registration statement on Form S-3. We issued and sold an aggregate of 7,563,725 shares of common stock under the registration statement at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.2 million after deducting agent discounts and commissions and other offering expenses payable by us.
In August 2019, we entered into the Sales Agreement with the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act pursuant to a registration statement on Form S-3. During the year ended December 31, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
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

In September 2019, we issued $287.5 million aggregate principal amount of 2026 Convertible Notes, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes, which was exercised in full by the initial purchasers. The 2026 Convertible Notes bear cash interest at a rate of 1.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. We received net proceeds of $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
Holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 only under the following circumstances: (1) during any calendar quarter commencing on or after December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the 2026 Convertible Notes Indenture) per $1,000 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after March 15, 2026, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election.
The conversion rate for the 2026 Convertible Notes was initially, and remains, 19.0404 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $52.52 per share of our common stock. The conversion rate may be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
We are not permitted to redeem the 2026 Convertible Notes prior to September 20, 2023. We may redeem for cash all or any portion of the 2026 Convertible Notes, at our option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes, which means that we are not required to redeem or retire the 2026 Convertible Notes periodically.
If we undergo a “fundamental change” (as defined in the 2026 Convertible Notes Indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require us to repurchase for cash all or part of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2026 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries. The 2026 Convertible Notes Indenture contains customary events of default with respect to the 2026 Convertible Notes, including that upon certain events of default (including our failure to make any payment of principal or interest on the 2026 Convertible Notes when due and payable) occurring and continuing, the 2026 Convertible Notes Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding 2026 Convertible Notes by notice to us and the Convertible Notes Trustee, may, and the 2026 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2026 Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2026 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
Cash flows
As of December 31, 2019, we had cash and cash equivalents and marketable securities of $686.6 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended December 31,
(in thousands)	2019	2018	2017
Cash (used in) provided by:
Operating activities	$(98,639)	$(27,641)	$(10,063)
Investing activities	$(387,237)	$(42,613)	$13,117
Financing activities	$613,209	$131,571	$44,218
Net cash used in operating activities was $98.6 million, $27.6 million, and $10.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial launch activities for Emflaza and Translarna, and costs associated with the expansion of our international infrastructure for the years ended December 31, 2019, 2018, and 2017.
Net cash used in investing activities was $387.2 million and $42.6 million for the years ended December 31, 2019 and 2018, respectively. The cash used in investing activities for the year ended December 31, 2019 was primarily related to purchases of marketable securities, the acquisition of product rights, purchases of fixed assets, and our Equity Investment, partially offset by net sales and redemptions of marketable securities. The cash used in investing activities for the year ended December 31, 2018 was primarily related to the business acquisition of Agilis, purchases of fixed assets, and the acquisition of product rights partially offset by net sales and redemptions of marketable securities. Net cash provided by investing activities was $13.1 million for the year ended December 31, 2017 and was primarily related to net sales and redemptions of marketable securities, partially offset by the cash used in the acquisition of Emflaza.
Net cash provided by financing activities for the year ended December 31, 2019 is primarily attributable to net proceeds received from our public stock offerings, net proceeds received from our “at the market offering” of our common stock, net proceeds received from our convertible notes offering, the exercise of options, and issuance of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by repayment on our senior secured term loan. Net cash provided by financing activities for the year ended December 31, 2018 is primarily attributable to net proceeds received from our public stock offering, the exercise of options, and issuance of stock under the ESPP. Net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to borrowings under the Credit Agreement and the exercise of options and issuance of stock under the ESPP.
Funding requirements
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We recently submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA and we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2020. We also anticipate filing for marketing authorization for Waylivra with ANVISA in the second half of 2020. These efforts may significantly impact the timing and extent of our commercialization expenses.
In addition, our expenses will increase if and as we:

•
seek to satisfy contractual and regulatory obligations we assumed in connection with the Agilis acquisition, including the payment of $40.0 million in development milestone payments upon the passing of the second anniversary of the closing of the Agilis acquisition, August 23, 2020, regardless of whether the applicable milestones have been achieved;

•
seek to satisfy contractual and regulatory obligations in conjunction with the Akcea Agreement, including an additional milestone payment of $4.0 million that Akcea is eligible to receive upon receipt of regulatory approval for Waylivra from ANVISA;

•	satisfy contractual and regulatory obligations that we assumed through our other acquisitions and collaborations;

•	execute our commercialization strategy for our products and product candidates that may receive marketing authorization;

•
are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

•	utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;

•
initiate or continue the research and development of our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;

•	seek to discover and develop additional product candidates;

•	seek to expand and diversify our product pipeline through strategic transactions;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.
We believe that our cash flows from product sales, together with existing cash and cash equivalents, including the net proceeds from our term loan facility with MidCap Financial, our offerings of the Convertible Notes, public offerings of common stock, our “at the market offering” of our common stock, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•	our ability to commercialize and market our products and product candidates that may receive marketing authorization;

•	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;

•	our ability to maintain orphan exclusivity for, and successfully complete all FDA post-marketing requirements with respect to, Emflaza;

•
our ability to maintain the marketing authorization for our products, including in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;

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

•	our ability to maintain orphan exclusivity in the United States for Emflaza and successfully completing all post-marketing requirements with respect to Emflaza and any other products;

•
the progress and results of activities under our gene therapy, splicing, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;

•
the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;

•	the costs, timing and outcome of regulatory review of our gene therapy, splicing, Bio-e and oncology programs, Translarna for additional indications and in other territories;

•	our ability to utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;

•	our ability to satisfy our obligations under the terms of the Credit Agreement with MidCap Financial;

•	our ability to satisfy our obligations under the indentures governing the Convertible Notes;

•	the timing and scope of growth in our employee base;

•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our gene therapy, splicing, Bio-e and oncology programs and Translarna for additional indications;

•	revenue received from commercial sales of our products or any of our product candidates;

•	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

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

•
the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisition of Emflaza, our acquisition of Agilis, our licensing of Tegsedi and Waylivra and our acquisition of our Bio-e platform; and

•
our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. Additionally, under the terms of our Credit Agreement cash interest payments are payable monthly in arrears. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
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
Contractual obligations
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2019.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations, not yet commenced (1)	$88,122	2,130	9,729	10,968	65,295
Operating lease obligations (2)	$20,941	7,756	9,808	3,172	205
Long-term debt obligations, including interest (3)	$481,128	8,753	167,625	8,625	296,125
Minimum royalty (4)	$6,665	1,666	3,333	1,666	—
Credit agreement, including interest (5)	$29,703	21,270	8,433	—	—
Deferred consideration payable (6)	$40,000	40,000	—	—	—
Purchase commitments (7)	$6,850	6,850	—		—
Total contractual obligations	$673,409	$88,425	$198,928	$24,431	$361,625
_______________________________________________________________________________

(1)
Obligations stem from lease agreement entered into with Bristol-Myers Squibb Company in August 2019 relating to the lease of approximately 185,000 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. The term of occupancy has not yet commenced as of December 31, 2019.

(2)
We lease office space for our principal office in South Plainfield, New Jersey under three non-cancelable operating leases with terms that extend through May 2022, August 2024 and October 2024. In addition, we lease office space in various other domestic and international locations for our employees and operations.

(3)
Our long-term debt obligations reflect our obligations under the Convertible Notes to pay interest on the $437.5 million aggregate principal amount of the Convertible Notes and to make principal payments on the Convertible Notes at maturity or upon conversion.

(4)
Under an Exclusive License and Supply Agreement, or the Faes Agreement, with Faes Farma, S.A., or Faes, we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The amounts above reflect the minimum required payment based on the euro to U.S. dollar exchange rate as of December 31, 2019.

(5)
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

(6)
Pursuant to the Merger Agreement with Agilis, we are required to pay $40.0 million of development milestone payments, or deferred consideration payments, upon the passing of the second anniversary of the closing of the Merger, August 23, 2020, regardless of whether the applicable milestones have been achieved. The payment schedule above reflects our expected timing of when the payments will be made as of December 31, 2019. The fair value of the deferred consideration payments at the December 31, 2019 was $40.0 million.

(7)
During the twelve months ended December 31, 2019, the Company entered into a purchase commitment with Aldevron, LLC to secure good manufacturing practices, or GMP, manufacturing capacity for our gene therapy portfolio. As of December 31, 2019, the commitment was for $6.9 million, which will be paid in fiscal year 2020.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2019. At December 31, 2019, we held $686.6 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.
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
As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2019, we recognized foreign currency transaction losses, net of $0.8 million, which is recorded within foreign currency translation loss on the consolidated statement of comprehensive loss, along with the remeasurement of our intercompany loan. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2019 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.
In August 2015, we issued $150.0 million of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes. We do not have economic interest rate exposure on the 2022 Convertible Notes as they have a fixed annual interest rate of 3.00%. However, the fair value of the 2022 Convertible Notes is exposed to interest rate risk. We do not carry the 2022 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2022 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2022 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2022 Convertible Notes was approximately $171.2 million as of December 31, 2019.
In May 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us for the year ended December 31, 2019. The maturity date of the

Credit Agreement is May 1, 2021, unless terminated earlier. The facility bears interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. Borrowings under the term loan facility are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings under the Credit Agreement at December 31, 2019, a one-percentage change in interest rates would have affected interest expense on the debt by an immaterial amount on an annualized basis.
In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $335.0 million as of December 31, 2019.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable consideration in contracts with customers
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company’s revenues for product sold to its customers reflect discounts mandated by the Medicaid Drug Rebate Program and other allowances that vary by international jurisdiction. The Company includes an estimate of this variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company uses the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The estimates for variable consideration are adjusted to reflect known changes.
Auditing the amount of consideration to be paid under the Medicaid Drug Rebate Program (Medicaid) was complex and highly judgmental due to significant uncertainty about the levels of expected claims from governmental entities, the amount of forecasted shipments from wholesalers that will be dispensed to eligible benefit plan participants, as well as the complexity of governmental pricing calculations in various jurisdictions. Governmental pricing calculations are complex as a result of assumptions such as patient mix, the average manufacturer price, best price, and the unit rebate amount. Auditing the other international allowances was challenging because selling prices are subject to adjustment by foreign governments. The reductions to gross product revenues are sensitive to these significant estimates and calculations.

How We Addressed the Matter in Our Audit
We identified, evaluated and tested controls over management’s review of the calculated reductions to gross product prices related to Medicaid and international allowances and the significant assumptions and data inputs utilized in the calculations.

To test the revenue adjustments related to Medicaid and international allowances our audit procedures included, among others, evaluating the methodology used as well as testing the significant estimates discussed above and the underlying assumptions and data used by the Company in its analysis. We compared the assumptions used by management to historical trends, evaluated pricing adjustments recorded in the current period, and assessed the historical accuracy of management’s estimates against actual results. In addition, we involved an internal governmental pricing specialist to assist with our evaluation of management’s methodology and the calculations made to measure the estimated Medicaid rebates.

Valuation of acquisition-related contingent consideration liability
Description of the Matter
As discussed in Note 2 to the consolidated financial statements under the caption “Business combinations and asset acquisitions,” the Company recognizes contingent consideration liabilities at their estimated fair values on the acquisition date. Subsequent changes to the fair values of the contingent consideration liabilities are recorded within the consolidated statement of operations in the period of change. At December 31, 2019, the Company recorded $356.3 million in total contingent consideration liabilities related to development, regulatory and net sales milestones.

The fair value of the contingent consideration is estimated using a combination of a probability adjusted, discounted cash flow approach and an option pricing model with Monte Carlo simulation. Certain assumptions, including development timelines, probabilities of success, and certain inputs to the weighted average cost of capital are highly subjective and the fair value estimate is sensitive to these assumptions. Auditing the valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating these assumptions and the method used for the calculation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s contingent consideration liabilities process including management’s process to establish the significant assumptions and measure the liability.
To test the estimated fair value of the contingent consideration liabilities, our audit procedures included, among others, assessing the fair value methodology and testing the significant assumptions discussed above and the underlying data used in management’s analyses. We evaluated the assumptions and judgments in light of observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future sales and probabilities of achieving milestones were evaluated in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Additionally, we compared the weighted average cost of capital that was adjusted for the Company’s credit risk, to those of comparable guideline companies. Our procedures also included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved valuation specialists to assist with our assessment of the Company’s fair value measurement methodology and to perform corroborative fair value calculations.

Convertible debt liability
Description of the Matter
In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026. As discussed in Note 8 of the consolidated financial statements the Company determined the separate liability and equity components of the notes based on the estimated fair value of a similar liability without an associated conversion feature. The resulting liability was recorded at its estimated fair value on the date of issuance. The carrying amount of the liability component of the convertible debt instrument as of December 31, 2019 was $163.6 million.
Auditing the valuation of the conversion option was complex and involved a high degree of subjectivity as the Company used complex valuation methodologies that incorporated significant assumptions including the expected volatility of the Company’s common stock as well as its credit rating and its credit spread.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the conversion option, including controls over management’s review of the valuation model and the significant assumptions used in the calculation.
To test the estimated fair value of the conversion option, our audit procedures included, among others, evaluating methodologies used in the valuation model and testing the significant assumptions. For example, we compared the discount rate that was adjusted for the Company’s credit risk to the interest rates on comparable debt instruments, and we compared the forward looking implied volatility to our independently calculated estimated equity volatility specific to the convertible note. In addition, we involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. We have also evaluated the Company’s financial statement disclosures related to these matters included in Note 8 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Iselin, New Jersey

March 2, 2020

PTC Therapeutics, Inc.
Consolidated Balance Sheets
In thousands, except shares

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$288,028	$169,498
Marketable securities	398,535	58,088
Trade receivables, net	55,538	67,907
Inventory	19,285	16,117
Prepaid expenses and other current assets	17,898	9,247
Total current assets	779,284	320,857
Fixed assets, net	21,549	12,694
Intangible assets, net	710,500	701,031
Goodwill	82,341	82,341
Deposits and other assets	30,108	2,299
Total assets	$1,623,782	$1,119,222
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	159,276	128,199
Current portion of long-term debt	20,000	11,667
Deferred revenue	8,242	3,716
Other current liabilities	8,339	3,814
Deferred consideration payable- current	40,000	19,400
Total current liabilities	235,857	166,796
Deferred revenue- long-term	3,415	9,722
Long-term debt	293,859	141,347
Contingent consideration payable	356,300	310,240
Deferred consideration payable- long-term	—	18,300
Deferred tax liability	130,862	122,032
Other long-term liabilities	9,159	58
Total liabilities	1,029,452	768,495
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 61,935,870 shares at December 31, 2019. Authorized 125,000,000 shares; issued and outstanding 50,606,147 shares at December 31, 2018.	62	51
Additional paid-in capital	1,795,351	1,288,137
Accumulated other comprehensive (loss) income	(10,584)	1,462
Accumulated deficit	(1,190,499)	(938,923)
Total stockholders’ equity	594,330	350,727
Total liabilities and stockholders’ equity	$1,623,782	$1,119,222
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations
In thousands, except shares and per share data

	Year ended December 31,
	2019	2018	2017
Revenues:
Net product revenue	$291,306	$263,005	$174,066
Collaboration and grant revenue	15,674	1,729	20,326
Total revenues	306,980	264,734	194,392
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	12,135	12,670	4,577
Amortization of acquired intangible asset	27,650	22,877	15,380
Research and development	257,452	171,984	117,456
Selling, general and administrative	202,541	153,548	121,271
Change in the fair value of deferred and contingent consideration	48,360	19,340	—
Total operating expenses	548,138	380,419	258,684
Loss from operations	(241,158)	(115,685)	(64,292)
Interest expense, net	(12,491)	(12,554)	(12,094)
Other income (expense), net	13,723	129	(1,279)
Loss before income tax expense	(239,926)	(128,110)	(77,665)
Income tax (expense) benefit	(11,650)	29	(1,335)
Net loss attributable to common stockholders	$(251,576)	$(128,081)	$(79,000)
Weighted-average shares outstanding:
Basic and diluted (in shares)	58,863,185	46,576,313	39,183,073
Net loss per share—basic and diluted (in dollars per share)	$(4.27)	$(2.75)	$(2.02)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
In thousands

	Year ended December 31,
	2019	2018	2017
Net loss	$(251,576)	$(128,081)	$(79,000)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	724	9	225
Foreign currency translation (loss) gain, net of tax	(12,770)	(2,516)	5,229
Comprehensive loss	$(263,622)	$(130,588)	$(73,546)
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
In thousands, except shares

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2016	34,169,410	$34	$856,142	$(1,485)	$(735,108)	$119,583
Issuance of common stock related to acquisition	6,683,598	7	75,184	—	—	75,191
Exercise of options	202,085	—	2,182	—	—	2,182
Restricted stock vesting and issuance, net	287,531	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	269,771	—	2,467	—	—	2,467
Share-based compensation expense	—	—	30,559	—	—	30,559
Net loss	—	—	—	—	(79,000)	(79,000)
Comprehensive income	—	—	—	5,454	—	5,454
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437
Adjustment to accumulated deficit	—	—	—	—	3,266	3,266
Issuance of common stock related to equity offering	4,600,000	5	117,911	—	—	117,916
Issuance of common stock related to acquisition	3,500,907	3	155,857	—	—	155,860
Exercise of options	633,973	1	10,867	—	—	10,868
Restricted stock vesting and issuance, net	119,691	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	139,181	—	2,787	—	—	2,787
Share-based compensation expense	—	—	33,252	—	—	33,252
Receivable from investor	—	—	929	—	—	929
Net loss	—	—	—	—	(128,081)	(128,081)
Comprehensive loss	—	—	—	(2,507)	—	(2,507)
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offerings	10,102,899	10	323,746	—	—	323,756
Equity component of convertible notes, net	—	—	119,482	—	—	119,482
Exercise of options	949,887	1	18,275	—	—	18,276
Restricted stock vesting and issuance, net	169,792	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	3,577	—	—	3,577
Share-based compensation expense	—	—	42,134	—	—	42,134
Net loss	—	—	—	—	(251,576)	(251,576)
Comprehensive loss	—	—	—	(12,046)	—	(12,046)
Balance, December 31, 2019	61,935,870	$62	$1,795,351	$(10,584)	$(1,190,499)	$594,330

See accompanying consolidated notes.

PTC Therapeutics, Inc.
Consolidated Statements of Cash Flows
In thousands

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(251,576)	$(128,081)	$(79,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,180	26,087	17,682
Non-cash lease expense	3,709	—	—
Change in the fair value of deferred and contingent consideration	48,360	19,340	—
Unrealized gain on equity investment	(2,194)	—	—
Amortization of (discounts) premiums on investments, net	(1,922)	(433)	535
Amortization of debt issuance costs	694	524	433
Share-based compensation expense	42,134	33,252	30,559
Non-cash interest expense	12,027	7,518	6,755
Disposal of asset	312	2	5
Deferred income taxes	8,829	—	199
Unrealized foreign currency transaction gains, net	(11,619)	(59)	(459)
Changes in operating assets and liabilities:
Inventory, net	(3,456)	(5,823)	(6,454)
Prepaid expenses and other current assets	(8,835)	(1,609)	(1,784)
Trade receivables, net	11,525	(29,589)	(12,203)
Deposits and other assets	(17,923)	(1,093)	(544)
Accounts payable and accrued expenses	26,836	43,877	24,011
Other liabilities	13,668	1,932	733
Deferred revenue	(1,388)	6,514	9,469
Net cash used in operating activities	(98,639)	(27,641)	(10,063)
Cash flows from investing activities
Purchases of fixed assets	(13,757)	(7,097)	(3,101)
Purchase of equity investment	(4,000)	—	—
Purchases of marketable securities	(494,068)	(68,614)	(81,368)
Sale & redemption of marketable securities	156,270	90,423	174,749
Acquisition of product rights	(31,682)	(8,433)	(77,163)
Business acquisition, net of cash acquired	—	(48,892)	—
Net cash (used in) provided by investing activities	(387,237)	(42,613)	13,117
Cash flows from financing activities
Proceeds from issuance of convertible notes	279,267	—	—
Proceeds from exercise of options	18,276	10,868	2,182
Proceeds from shares issued under employee stock purchase plan	3,577	2,787	2,468
Debt issuance costs related to secured term loan	—	—	(432)
Net proceeds from public offering	323,756	117,916	—
Proceeds from issuance of secured term loan	—	—	40,000
Repayment of senior secured term loan	(11,667)	—	—
Net cash provided by financing activities	613,209	131,571	44,218
Effect of exchange rate changes on cash	(1,303)	(3,611)	6,199
Net increase in cash and cash equivalents	126,030	57,706	53,471
Cash and cash equivalents, beginning of period	169,498	111,792	58,321
Cash and cash equivalents, and restricted cash end of period	$295,528	$169,498	$111,792

Supplemental disclosure of cash information
Cash paid for interest	$7,693	$7,773	$6,271
Cash paid for income taxes	$2,109	$1,583	$1,101
Supplemental disclosures of non-cash information related to investing and financing activities
Unrealized gain on marketable securities	$724	$9	$225
Right-of-use assets obtained in exchange for lease obligations	$17,389	$—	$—
Acquisition of product rights and licenses	$11,434	$5,981	$—
See accompanying consolidated notes.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

1. The Company
PTC Therapeutics, Inc. (the “Company” or “PTC”) is a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically-differentiated medicines that provide benefits to patients with rare disorders. The Company’s ability to globally commercialize products is the foundation that drives its continued investment in a robust diversified pipeline of transformative medicines and its mission to provide access to best-in-class treatments for patients who have an unmet medical need. The Company’s strategy is to bring best-in-class therapies with differentiated clinical benefit to patients affected by rare disorders and to leverage its global commercial infrastructure to maximize value for its patients and other stakeholders.
The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged 2 years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged 5 years and older, subject to annual renewal and other conditions. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.
The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. The Company is preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, which it anticipates submitting to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2020. In January 2020, the Company submitted a marketing authorization application, or MAA, to the European Medicines Agency (“EMA”) for PTC-AADC for the treatment of AADC deficiency in the EEA, and the Company expects an opinion from the Committee for Medicinal Products for Human Use by the end of 2020.
The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Company’s Collaboration and License Agreement with Akcea Therapeutics, Inc. (“Akcea”). Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the EU for the treatment of familial chylomicronemia syndrome, or FCS. The Company anticipates filing for marketing authorization for Waylivra with ANVISA in the second half of 2020.
The Company also has a spinal muscular atrophy ("SMA") collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., referred to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The lead compound in the SMA program is risdiplam (RG7916, RO7034067). Roche submitted an NDA for risdiplam to the FDA in the fourth quarter of 2019 and the Prescription Drug User Fee Act, or PDUFA, date for a decision by the FDA is May 24, 2020. Risdiplam is expected to be indicated in the United States for SMA type 1, 2 and 3 patients, if approved. Roche anticipates submitting an MAA for risdiplam in the EEA in mid-year 2020.
On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, including certain compounds that the Company has begun to develop as part of its Bio-e platform, (the “Asset Acquisition”) pursuant to an Asset Purchase Agreement by and between the Company and BioElectron, dated October 1, 2019 (the “Asset Acquisition Agreement”). The transaction was accounted for as an asset acquisition. In 2020, the Company plans to initiate three trials in this platform with two unique compounds that regulate inflammation and oxidative stress.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company intends to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, which the Company initiated in the fourth quarter of 2018. The Company expects that a potential re-submission of an NDA could occur in mid-year 2020. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.
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
Upon the closing of the Transaction, the Company paid to Marathon total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of the Company’s common stock. The number of shares of common stock issued at closing was determined by dividing $65.0 million by the volume weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) for the 15 trading-day period ending on the third trading day immediately preceding the closing. Marathon will be entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, and a single $50.0 million sales-based milestone, in each case subject to the terms and conditions of the Asset Purchase Agreement.
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
Upon the closing of the Merger, the Company paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. Agilis equityholders may become entitled to receive contingent payments from the Company based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Under the Merger Agreement, the Company is required to pay $40.0 million of the development milestone payments

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

upon the passing of the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved.
Upon the closing of the Asset Acquisition, the Company paid to BioElectron total upfront consideration of $10.0 million, funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to the Company. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products.
As of December 31, 2019, the Company had an accumulated deficit of approximately $1,190.5 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 and in August 2015 of 3.00% convertible senior notes due 2022 (see Note 8), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, "at the market offering" of its common stock, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company's cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.
2. Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, certain accruals related to the Company’s research and development expenses, valuation procedures for the convertible notes, acquired intangible assets, fair value of the contingent consideration, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Restricted Cash
Restricted cash included in deposits and other assets on the consolidated balance sheet relates to an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s leased biologics manufacturing facility in Hopewell Township, New Jersey. The amount of the letter of credit is $7.5 million, is to be maintained for a term of not less than five years and has the potential to be reduced to $3.8 million if after five years the Company is not in default of its lease. The amount is classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letter of credit.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

	Beginning of period- December 31, 2018	End of period- December 31, 2019
Cash and cash equivalents	$169,498	$288,028
Restricted cash included in deposits and other assets	—	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$169,498	$295,528

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
Fixed assets
Fixed assets are stated at cost. Depreciation is computed starting when the asset is placed into service on a straight-line basis over the estimated useful life of the related asset as follows:

Leasehold improvements	Lesser of useful life or lease term
Computer equipment and software	3 years
Furniture, fixtures, machinery and lab equipment	7 years

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
The Company is subject to credit risk from its accounts receivable related to its product sales. The payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company reserves all uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any material credit losses.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

Inventory and cost of product sales
Inventory
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes. Inventory used for marketing efforts are charged to selling, general and administrative expense. Amounts related to clinical development programs and marketing efforts are immaterial.
The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2019	December 31, 2018
Raw materials	$874	$1,431
Work in progress	9,652	9,324
Finished goods	8,759	5,362
Total inventory	$19,285	$16,117

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded a $0.4 million write down for the twelve month period ended December 31, 2019, primarily related to product approaching expiration. The Company recorded a $1.8 million inventory write down for the twelve month period ended December 31, 2018, primarily related to inventory labeling changes. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the twelve month periods ended December 31, 2019 and December 31, 2018, these amounts were immaterial.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
The Company records revenue net of estimated third-party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. For the year ended December 31, 2017, the Company recognized Translarna net sales of $145.2 million and Emflaza net sales of $28.8 million.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
Net product revenue
The Company's net product revenue primarily consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. The Company recognizes revenue when its performance obligations with its customers have been satisfied. The Company’s performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when the Company’s customer obtains control of the product, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of the invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to product sales. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.
The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the years ended December 31, 2019 and 2018, net product sales outside of the United States were $190.3 million and $171.0 million respectively, and net product sales in the United States were $101.0 million and $92.0 million respectively.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.3 million as of December 31, 2019 and $0.7 million as of December 31, 2018. For the twelve months ended December 31, 2019, 2018, and 2017, bad debt expense was immaterial.
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
Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $4.5 million and $2.4 million as of December 31, 2019 and 2018, respectively.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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

Marketable securities and equity investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments.
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
The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term. The Company historically estimated the expected volatility of share options based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. During the third quarter of 2019, the Company determined that it had sufficient stock volatility history to be able to estimate the expected volatility of its options. Accordingly, for the third and fourth quarters of 2019, the expected volatility of options was estimated based on the Company's historical stock volatility. The Company historically used the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. During the third quarter of 2019, the Company determined that it had sufficient exercise history to be able to estimate the expected term of its options. Accordingly, for the third and fourth quarters of 2019, the expected term of options was estimated based on the Company's historical exercise data. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option. In connection with the adoption of ASU 2016-9, the Company made a policy election to continue its methodology for estimating its forfeiture rate.
Income taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2019.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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

The Company recorded a deferred tax liability in conjunction with the Merger, further discussed in Notes 1 and 3, of $122.0 million, related to the tax basis difference in the In-Process Research and Development, or IPR&D, indefinite-lived intangibles acquired. The Company's policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.
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
Business combinations and asset acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of deferred and contingent consideration in the consolidated statements of operations.
If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets' carrying amounts on the acquiring entity's books. Consideration transferred that is noncash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
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
Impairment of long-lived assets
The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes that no impairment of long-lived assets exists as of December 31, 2019.
Indefinite-lived intangible assets
Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement asset acquired in a business combination. The Company utilizes the "income method”, and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions,

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

the Company's outlook and market performance of the Company's industry and recent and forecasted financial performance. The Company performed a qualitative annual test for its indefinite-lived intangible assets as of October 1, 2019 and concluded that no impairment exists as of December 31, 2019.
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassess its reporting units as part of its annual segment review. As of December 31, 2019, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.The Company performed an annual test for goodwill as of October 1, 2019 and concluded that no impairment exists as of December 31, 2019.
Recent accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by ASC 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 (Topic 326) for entities that have not yet adopted that standard. The Company will ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The Company has completed its assessment of the effect of the adoption of ASU 2016-13 and ASU 2019-11on its consolidated financial statements and has the determined that the impact will be immaterial, as the Company has not historically had any material credit losses related to its accounts receivable or its available for sale debt securities. The Company will update its notes to the financial statements with additional disclosures as required by the standard upon adoption.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". This standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. Entities can elect to early adopt in interim periods, including periods for which they have not yet issued financial statements or made their financial statements available for issuance. The Company will adopt this guidance January 1, 2020. The Company will update its notes to the financial statements with additional disclosures as required by the standard upon adoption.
In August 2018, the FASB issued ASU 2018-15,"Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. For all other entities, it is effective for annual periods beginning after December 15, 2020 and interim periods in annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period for all entities. The Company will adopt this guidance January 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements and accompanying footnotes.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

In November 2018, the FASB issued ASU 2018-18,"Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”. ASU 2018-18 provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. For all other entities, it is effective for annual periods beginning after December 15, 2020 and interim periods in annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period for all entities. The Company will adopt this guidance January 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements and accompanying footnotes.

In December 2019, the FASB issued ASU 2019-12,"Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. For all other entities, it is effective for annual periods beginning after December 15, 2021 and interim periods in annual periods beginning after December 15, 2022. Early adoption is permitted, including adoption in any interim period. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.
Impact of recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)”. This standard requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Additionally, in March 2019, the FASB issued ASU 2019-01,"Leases (Topic 842): Codification Improvements”. ASU 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. The Company adopted the new guidance on January 1, 2019 using the modified retrospective method. Prior period results were not adjusted and continue to be presented under Topic 840 based on the accounting standards originally in effect for such periods. As part of the adoption, the Company has elected to utilize practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to: 1) carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements, 2) not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component (the Company elected to apply this practical expedient to all underlying asset classes), 3) not apply the recognition requirements in ASC 842 to short-term leases, and 4) not record an ROU asset or ROU liability for leases with an asset or liability balance that would be considered immaterial. Upon adoption, the Company recorded an operating lease liability with a corresponding operating lease ROU asset of $11.3 million. The adoption did not have a material impact on the consolidated results of operations, stockholder's equity, and cash flows for the twelve months ended December 31, 2019. As the Company is not a lessor, the aspects of the new guidance pertaining to lessors was not applicable for the Company.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
3. Acquisitions
BioElectron Asset Acquisition
On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron pursuant to the Asset Acquisition Agreement by and between the Company and BioElectron, dated October 1, 2019. BioElectron was a private company with a pipeline focused on inflammatory and central nervous system (CNS) disorders. The lead program, PTC743, is pivotal trial ready for CNS disorders with substantial unmet need and significant commercial opportunity that are complementary to PTC’s existing pipeline.
Upon the closing of the Asset Acquisition, the Company paid to BioElectron total upfront consideration of $10.0 million , funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to the Company. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may also become entitled to contingent payments based on a percentage of net sales of certain products.
The Company concluded that the transaction included inputs and processes that did not constitute a business under the revised guidance of ASU 2017-01, which allows for a screen to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. The Company determined that substantially all of the fair value is concentrated in PTC743 and accounted for the transaction as an asset acquisition under ASC 805-50.
The purchase price consisted of upfront consideration of $10.0 million in cash and approximately $0.5 million of acquisition costs, resulting in $10.5 million of total consideration transferred. As PTC743 is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D asset of $10.0 million was expensed to research and development during the twelve month period ended December 31, 2019 and included within operating activities in the statement of cash flows. The remaining assets acquired and liabilities assumed were immaterial. Additionally, as noted above, BioElectron may be entitled to receive contingent milestone payment and contingent royalty payments. The Company will record the milestone and royalty payments if and when they become payable, in accordance with the applicable guidance. These payments will be capitalized and amortized over their expected useful lives.
Agilis Acquisition
On August 23, 2018, the Company completed its acquisition of Agilis pursuant to the Merger Agreement. Agilis was a privately-held biotechnology company advancing an innovative gene therapy platform for rare monogenic diseases that affect the central nervous system. Upon completion of the Merger, the Company acquired Agilis's lead product candidate, PTC-AADC, for the treatment of AADC deficiency, as well as three other gene therapies.
Upon the closing of the Merger, the Company paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. The fair value of the stock on the acquisition date was determined to be $155.9 million.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The fair value of the contingent consideration payments at the acquisition date was estimated to be $290.5 million. Under the Merger Agreement, the Company is required to pay $40.0 million of the development milestone payments mentioned above upon the passing of the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payments at the closing date was estimated to be $38.1 million. Refer to Footnote 4 for further fair value considerations.
The Company evaluated the acquisition of Agilis under ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. Because the business contained both inputs and processes necessary to manage products and provide economic benefits directly to its owners and substantially all the value of the acquisition did not relate to a similar group of assets, it was determined that the acquisition represents a business combination. Therefore, the transaction has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition.
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
December 31, 2019
(In thousands except share and per share amount)

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

     The Company incurred approximately $1.7 million in acquisition related expenses which were included in selling, general and administrative expenses in the consolidated statement of operations as of December 31, 2018 . The results of Agilis’s operations have been included in the consolidated statements of operations beginning on the acquisition date of August 23, 2018. The net loss of Agilis included in the consolidated statement of operations for the period August 23, 2018 through December 31, 2018 was $8.7 million.
The fair value of the IPR&D was capitalized as of the acquisition date and accounted for as indefinite-lived intangible assets until disposition of the assets or completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the completion of the acquisition, these assets will not be amortized into earnings; rather, these assets will be subject to periodic impairment testing. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined and the assets will be considered definite-lived intangible assets and amortized over their expected useful lives to cost of sales.
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

Emflaza, and certain contractual rights related to Emflaza. The Company assumed certain liabilities and obligations in the Transaction arising out of, or relating to, the assets acquired in the Transaction.
The Company concluded that the Transaction included inputs and processes that did not constitute a business under the revised guidance of ASU 2017-01, which allows for a screen to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. The Company determined that substantially all of the fair value is concentrated in the Emflaza rights intangible asset and accounted for the Transaction as an asset acquisition under ASC 805-50.
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
The following tables present the total purchase consideration and the final allocation of the purchase consideration for the Transaction as of April 20, 2017 (the “Acquisition Date”):

Cash consideration	$75,000
Fair value of PTC common stock issued to Marathon (6,683,598 shares)	75,190
Acquisition costs	2,163
Total consideration transferred	$152,353

Purchase price	$152,353

Total fair value of tangible assets acquired and liabilities assumed:
Inventory	3,980
Emflaza rights	$148,373

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
The Company reviews its available for sale debt investments on a periodic basis for other-than-temporary impairments. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment.
In May 2019, the Company purchased $4.0 million of shares of ClearPoint Neuro, Inc.’s (“ClearPoint”) (formerly MRI Interventions, Inc.) common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with ClearPoint, a publicly traded medical device company. The Company determined that the equity investment represents a financial instrument and therefore, recorded it at fair value, which is readily determinable. The equity investment is a component of deposits and other assets on the consolidated balance sheet. During the year ended December 31,

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

2019, the Company recorded an unrealized gain of $2.2 million, which is a component of other (income) expense, net within the consolidated statement of operations. The fair value of the equity investment was $6.2 million as of December 31, 2019. The Company classifies its equity investment in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.
The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$398,535	$—	$398,535	$—
Equity Investment	$6,194	$6,194	$—	$—
Stock appreciation rights liability	$3,186	$—	$—	$3,186
Deferred consideration payable	$40,000	$—	$40,000	$—
Contingent consideration payable- development and regulatory milestones - Agilis	$290,500	$—	$—	$290,500
Contingent consideration payable- net sales milestones and royalties - Agilis	$65,800	$—	$—	$65,800

	December 31, 2018
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$58,088	$—	$58,088	$—
Stock appreciation rights liability	$3,814	$—	$—	$3,814
Deferred consideration payable	$37,700	$—	$37,700	$—
Contingent consideration payable- development and regulatory milestones- Agilis	$257,040	$—	$—	$257,040
Contingent consideration payable- net sales milestones and royalties- Agilis	$53,200	$—	$—	$53,200

The Company uses the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a nonactive market to value these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2019 and 2018.
The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2019 and 2018:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$157,936	$162	$—	$158,098
Corporate debt securities	188,778	576	(20)	189,334
Asset-backed securities	51,062	49	(8)	51,103
Total	$397,776	$787	$(28)	$398,535

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Commercial paper	$31,657	$43	$(1)	$31,699
Corporate debt securities	26,399	—	(10)	26,389
Total	$58,056	$43	$(11)	$58,088

Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. During the year ended December 31, 2019, the Company did not have any realized gains or losses from the sale of marketable securities. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. At December 31, 2019, the Company held securities with an unrealized loss position that were not considered to be other-than-temporarily impaired as the Company has the ability and intent to hold such investments until recovery of their amortized cost bases, which may be maturity. The Company has determined that it is not more likely than not that the Company will be required to sell the investments before such recovery.
In addition, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position when determining if the losses are other than temporary.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2019 are as follows:

	December 31, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(20)	$71,779	$—	$—	$(20)	$71,779
Asset-backed Securities	(8)	24,211	—	—	(8)	24,211
Total	$(28)	$95,990	$—	$—	$(28)	$95,990

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018 are as follows:

	December 31, 2018
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	$1,993	$—	$—	$(1)	$1,993
Corporate debt securities	(7)	14,230	(3)	10,087	(10)	24,317
Total	$(8)	$16,223	$(3)	$10,087	$(11)	$26,310

Marketable securities on the balance sheet at December 31, 2019 and 2018 mature as follows:

	December 31, 2019
	Less Than 12 Months	More Than 12 Months
Commercial paper	$158,098	$—
Corporate debt securities	139,596	49,738
Asset-backed Securities	44,724	6,379
Total Marketable securities	$342,418	$56,117

	December 31, 2018
	Less Than 12 Months	More Than 12 Months
Commercial paper	$31,699	$—
Corporate debt securities	26,389	—
Total Marketable securities	$58,088	$—

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.
Convertible senior notes
In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 8. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2022 Convertible Notes at December 31, 2019 and 2018 was $171.2 million and $146.6 million, respectively. The estimated fair value of the 2026 Convertible Notes at December 31, 2019 was $335.0 million.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the credit and security agreement with MidCap Financial Trust and other financial institutions (as further discussed in Note 8) approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for the credit and security agreement approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.
Deferred consideration payable
Pursuant to the Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company is required to pay $40.0 million of development milestone payments upon the passing of the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payable at December 31, 2019 was $40.0 million. The Company did not apply a discount, as the milestones will be paid within one calendar year. Accordingly, as of December 31, 2019, the $40.0 million of the deferred consideration payable was classified as current on the balance sheet.
Level 3 valuation
The stock appreciation rights (SARs) liability is classified in Other current liabilities on the Company’s consolidated balance sheets. The SARs liability is marked-to-market each reporting period with the change in fair value recorded as compensation expense on the Company’s consolidated statements of operations until the SARS vest. The fair value of the SARs liability is determined at each reporting period by utilizing the Black-Scholes option pricing model.
The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss in the consolidated statements of operations. The fair value of the development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value.
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the SARs liability and the contingent consideration payables for the years ended December 31, 2019, and 2018:

	Level 3 liabilities
	SARs	Contingent consideration payable- development and regulatory milestones - Agilis	Contingent consideration payable- net sales milestones and royalties - Agilis
Beginning balance as of December 31, 2017	$1,665	$—	$—
Additions	—	263,500	27,000
Change in fair value	4,140	(6,460)	26,200
Payments	$(1,991)	$—	$—
Ending balance as of December 31, 2018	3,814	257,040	53,200
Additions	—	—	—
Change in fair value	3,187	33,460	12,600
Payments	(3,815)	—	—
Ending balance as of December 31, 2019	$3,186	$290,500	$65,800

The following significant unobservable inputs were used in the valuation of the SARs liability and the contingent consideration payables for the years ended December 31, 2019 and 2018:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,186	Option-pricing model	Volatility	28.93%
			Risk free interest rate	0.19%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$48.03
			Expected life	0.01 years
Contingent consideration payable- development and regulatory milestones	$290,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	2.2% - 4.7%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$65,800	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.5%
			Projected years of payments	2021 - 2038

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,814	Option-pricing model	Volatility	46.53% - 59.59%
			Risk free interest rate	2.44% - 2.63%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$34.32
			Expected life	0.01 - 1.01 years
Contingent consideration payable- development and regulatory milestones	$257,040	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $555 million
			Probabilities of success	25% - 94%
			Discount rates	5.8% - 8.0%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$53,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.0%
			Projected years of payments	2021 - 2038

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)
4. Fair value of financial instruments and investments (Continued)

The contingent consideration payables are classified Level 3 liabilities as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approaches, including but not limited to, assumptions involving probability adjusted sales estimates for the gene therapy platform and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.
5. Fixed assets
Fixed assets, net were as follows at December 31, 2019 and 2018:

	December 31,
	2019	2018
Leasehold improvements	$5,039	$2,384
Computer equipment and software	8,069	4,609
Furniture, fixtures, machinery and lab equipment	17,033	9,965
Assets in process	3,232	3,219
	33,373	20,177
Less accumulated depreciation and amortization	(11,824)	(7,483)
Total	$21,549	$12,694

Depreciation expense was approximately $4.7 million, $2.6 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

6.	Leases
The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022 and August 2024, in addition to office space in various countries for international employees primarily through workspace providers. The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.1 years to 6.5 years and certain of the leases include renewal options to extend the lease for up to 10 years. Rent expense was approximately $6.0 million, $2.7 million, and $2.2 million for the years ended December 31, 2019, 2018, and 2017.
The components of lease expense were as follows:

Twelve Months Ended December 31, 2019
Operating Lease Cost
Fixed lease cost	$4,929
Variable lease cost	694
Short-term lease cost	350
Total operating lease cost	$5,973

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.
Supplemental balance sheet information related to leases was as follows:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

December 31, 2019

Operating lease ROU asset	$13,693

Operating lease liabilities- current	$5,153
Operating lease liabilities- noncurrent	9,018
Total operating lease liability	$14,171

Operating lease ROU asset is a component of deposits and other assets on the consolidated balance sheet. The current portion of operating lease liability is a component of other current liabilities on the consolidated balance sheet. The long term portion of operating lease liabilities is a component of other long term liabilities on the consolidated balance sheet.
Supplemental lease term and discount rate information related to leases was as follows:

December 31, 2019

Weighted-average remaining lease terms - operating leases (years)	3.38
Weighted-average discount rate - operating leases	7.33%

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,466
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,389

Future minimum lease payments under non-cancelable leases as of December 31, 2019 were as follows:

Operating Leases
2020	$5,997
2021	4,144
2022	2,465
2023	1,931
2024 and thereafter	1,446
Total lease payments	15,983
Less: Imputed Interest	1,812
Total	$14,171

In conjunction with the Asset Acquisition, the Company acquired BioElectron’s lease in Mountainview, California. As substantially all of the fair value of the gross assets acquired was related to PTC743, the relative fair value allocated to the right of use asset and corresponding lease liability for the Mountainview lease was determined to be immaterial, and accordingly is not included in

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

the tables above. The future minimum lease payments for the Mountainview lease are $1.8 million, $1.8 million, and $1.4 million for 2020, 2021, and 2022, respectively.
As of December 31, 2019, the Company had one operating lease that had not yet commenced, and accordingly, is not reflected in the tables above. On August 4, 2019, the Company and Bristol-Myers Squibb Company, (the “Landlord”), entered into a Lease Agreement (the “Lease”), relating to the lease of approximately 185,000 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey (the “Campus”).
The rental term of the Lease is currently estimated to commence on July 1, 2020 (the “Commencement Date”). Upon the Commencement Date, the Lease has an initial term of 15 years (the “Initial Term”), with two consecutive 10 years renewal periods at the Company’s option.
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
7. Accounts payable and accrued expenses
Accounts payable and accrued expenses at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
Employee compensation, benefits, and related accruals	$38,889	$27,629
Consulting and contracted research	12,969	11,267
Professional fees	3,562	5,574
Sales allowances and other related costs	41,155	29,417
Royalties and rebates	42,997	31,874
Accounts payable	10,324	6,001
Other	9,380	16,437
Total	$159,276	$128,199

8. Debt
2017 Credit Facility
In May 2017, the Company entered into a credit and security agreement (the "Credit Facility") with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The Company’s ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and will be amortized over the term of the Credit Facility using the effective interest rate method. As of December 31, 2019, the Company made loan repayments of $11.7 million on the Credit Facility. The remaining balance of the Credit Facility as of December 31, 2019 was $28.3 million, $20.0 million of which was classified as current portion of long term debt and $8.3 million was included within long term debt on the consolidated balance sheet.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
The Credit Facility is subject to certain financial covenants. As of December 31, 2019, the Company was in compliance with all required covenants.
2026 Convertible Notes
In September 2019, the Company issued, at par value, $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2026, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes, which was exercised in full by the initial purchasers. The 2026 Convertible Notes bear cash interest at a rate of 1.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.
The 2026 Convertible Notes are governed by an indenture (the "2026 Convertible Notes Indenture") with U.S Bank National Association as trustee (the "2026 Convertible Notes Trustee").
Holders of the 2026 Convertible Notes may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 only under the following circumstances:
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
The 2026 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries. The 2026 Convertible Notes Indenture contains customary events of default with respect to the 2026 Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2026 Convertible Notes when due and payable) occurring and continuing, the 2026 Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2026 Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the 2026 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2026 Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2026 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
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
The 2026 Convertible Notes consist of the following:

Liability component	December 31, 2019
Principal	$287,500
Less: Debt issuance costs	(4,567)
Less: Debt discount, net(1)	(119,350)
Net carrying amount	$163,583
(1) Included in the consolidated balance sheets within convertible senior notes (due 2026) and amortized to interest expense over the remaining life of the 2026 Convertible Notes using the effective interest rate method.
As of December 31, 2019, the remaining contractual life of the 2026 Convertible Notes is approximately 6.7 years.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

Year ended December 31,
2019
Contractual interest expense	$1,220
Amortization of debt issuance costs	140
Amortization of debt discount	$3,659
Total	$5,019
Effective interest rate of the liability component	10.2%

2022 Convertible Notes
In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.00% convertible senior notes due 2022. The Convertible Notes bear cash interest at a rate of 3.00% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Convertible Notes will mature on August 15, 2022, unless earlier repurchased or converted. The net proceeds to the Company from the offering were $145.4 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.
The 2022 Convertible Notes are governed by an indenture (the “2022 Convertible Notes Indenture”) with U.S Bank National Association as trustee (the “2022 Convertible Notes Trustee”).
Holders of the 2022 Convertible Notes may convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:

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
December 31, 2019
(In thousands except share and per share amount)

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
The 2022 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries. The 2022 Convertible Notes Indenture contains customary events of default with respect to the 2022 Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2022 Convertible Notes when due and payable) occurring and continuing, the 2022 Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2022 Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the 2022 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2022 Convertible Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
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
The 2022 Convertible Notes consist of the following:

	Year ended December 31,
Liability component	2019	2018
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,329)	(1,746)
Less: Debt discount, net (1)	(26,686)	(35,054)
Net carrying amount	$121,985	$113,200

(1)
Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Convertible Notes using the effective interest rate method.

As of December 31, 2019, the remaining contractual life of the 2022 Convertible Notes is approximately 2.6 years.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Year ended December 31,
	2019	2018
Contractual interest expense	$4,500	$4,500
Amortization of debt issuance costs	417	375
Amortization of debt discount	8,368	7,518
Total	$13,285	$12,393
Effective interest rate of the liability component	11.0%	11.0%

9. Capital structure
Common stock
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
In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-3. During the twelve month period ending December 31, 2019, the Company issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. The Company received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by the Company.
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
As of December 31, 2019, the Company’s number of authorized shares of common stock was 125,000,000.
Warrants
During the year ended December 31, 2019, all of the Company’s outstanding warrants expired, and the Company wrote off the remaining liability, which was immaterial. All of the Company’s outstanding warrants are classified as liabilities as of December 31, 2018 because they contain non-standard antidilution provisions. The fair value of the warrants as of December 31, 2018 was immaterial.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The following is a summary of the Company’s outstanding warrants as of December 31, 2018:

	Warrant shares	Exercise price	Expiration
Common stock	7,030	$128	September 2019
Common stock	130	$2,520	August 2019

10. Earnings per share
Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share for common stockholders:

	Year ended December 31,
	2019		2018		2017
Numerator
Net loss	$(251,576)		$(128,081)		$(79,000)
Denominator
Denominator for basic and diluted net loss per share	58,863,185		46,576,313		39,183,073
Net loss per share:
Basic and diluted	$(4.27)	*	$(2.75)	*	$(2.02)	*

* For the years ended December 31, 2019, 2018, and 2017, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2019	2018	2017
Stock Options	11,054,439	8,534,358	6,448,642
Unvested restricted stock	642,419	571,479	393,011
Total	11,696,858	9,105,837	6,841,653

11. Stock award plan
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

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of December 31, 2019, awards for 467,808 shares of common stock were available for issuance.
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
Inducement stock option awards
Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2019, the Company issued options to purchase an aggregate of 1,675,075 shares of common stock to certain new hire employees at a weighted-average exercise price of $39.23 per share. An aggregate of 250,153 of options previously granted as inducement awards were forfeited during the year ended December 31, 2019 in connection with employee separations from the Company.
A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2016	5,854,316	$34.71
Granted	1,913,873	$12.34
Exercised	(202,085)	$10.80
Forfeited	(1,117,462)	$33.65
Outstanding at December 31, 2017	6,448,642	$29.00
Granted	3,181,623	$26.64
Exercised	(633,973)	$18.61
Forfeited	(461,934)	$35.36
Outstanding at December 31, 2018	8,534,358	$28.58
Granted	3,977,995	$35.81
Exercised	(949,887)	$19.25
Forfeited	(518,527)	$35.27
Outstanding at December 31, 2019	11,043,939	$31.67	7.34 years	$192,350
Vested or expected to vest at December 31, 2019	5,370,703	$31.62	8.83 years	$88,165
Exercisable at December 31, 2019	5,242,221	$31.37	5.70 years	$98,781

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The fair values of grants made in the years ended December 31, 2019, 2018 and 2017 were contemporaneously estimated on the date of grant using the following assumptions:

	2019	2018	2017
Risk-free interest rate	1.58% - 2.63%	2.25% - 3.10%	1.84% - 2.45%
Expected volatility	62% - 92%	64% - 90%	76% - 81%
Expected term	5.75 - 6.11 years	5.03 - 10.00 years	5.04 - 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $23.05, $17.48, and $8.45 per share, respectively.
Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and Restricted stock units are granted subject to certain restrictions, including in some cases service conditions (restricted stock). The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	571,479	$17.61
Granted	306,549	$32.97
Vested	(181,327)	$17.56
Forfeited	(54,282)	$23.14
Unvested at December 31, 2019	642,419	$24.50

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company’s common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company’s common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs will vest annually in equal installments over four years and will be settled in cash on each vest date, requiring the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31, 2019, the Company recorded $3.2 million in compensation expense related to the 2016 SARs.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2019, the Company recorded $1.3 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

		Year ended December 31,
	2019	2018	2017
Research and development	$20,836	$16,096	$15,456
Selling, general and administrative	21,298	17,156	15,103
Total	$42,134	$33,252	$30,559

As of December 31, 2019, there was approximately $111.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 3.00 years.
12. Other comprehensive income (loss) and accumulated other comprehensive items
Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.
The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2019, 2018, and 2017, respectively.

	Unrealized (Losses)/Gains On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(203)	$(1,282)	$(1,485)
Other comprehensive income before reclassifications	225	5,229	5,454
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income	225	5,229	5,454
Balance at December 31, 2017	$22	$3,947	$3,969
Other comprehensive income (loss) before reclassifications	9	(2,516)	(2,507)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	9	(2,516)	(2,507)
Balance at December 31, 2018	$31	$1,431	$1,462
Other comprehensive income (loss) before reclassifications	724	(12,770)	(12,046)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	724	(12,770)	(12,046)
Balance at December 31, 2019	$755	$(11,339)	$(10,584)

13. Revenue recognition
Net product sales
The Company views its operations and manages its business in one operating segment. During the twelve months ended December 31, 2019, 2018, and 2017, net product sales in the United States were $101.0 million, $92.0 million, and $28.8 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $190.3 million, $171.0 million, and $145.2 million respectively, consisting of Translarna and Tegsedi. Three of the Company’s distributors each accounted for over 10% of the Company’s net product sales for the twelve months ended December 31, 2019, 2018, and 2017.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The Company’s contract liabilities balances as of December 31, 2019 and 2018 were $11.7 million and $12.9 million, respectively. The Company did not have any contract assets for the twelve months ended December 31, 2019 and 2018. During the twelve months ended December 31, 2019 and 2018, the Company recognized revenues of $3.9 million and $0.0 million, respectively, related to amounts included in contract liability balance at the beginning of each period. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the twelve months ended December 31, 2019 and 2018.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of December 31, 2019 and 2018, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $11.7 million and $12.9 million, respectively. The Company expects to recognize revenue over the next one to two years as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.
Collaboration revenue
In November 2011, the Company and the Spinal Muscular Atrophy Foundation (SMA Foundation) entered into a licensing and collaboration agreement with F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, Roche) for a spinal muscular atrophy program. Under the terms of the agreement, Roche acquired an exclusive worldwide license to the Company’s spinal muscular atrophy program, which includes three compounds currently in preclinical development, as well as potential back-up compounds. The Company received a nonrefundable upfront cash payment of $30.0 million during the research term, which was terminated effective December 31, 2014, after which Roche provided the Company with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that the Company contributed to the research program.
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
In November 2014, the Company announced the initiation of a Phase 2 study in adult and pediatric patients in its SMA collaboration with Roche and the SMA Foundation which triggered a $10.0 million payment from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2014.
In October 2017, the Company announced that the Sunfish, a two-part clinical trial in pediatric and adult type 2 and type 3 SMA initiated in the fourth quarter of 2016 with Roche and SMA Foundation, had transitioned into the pivotal second part of its study.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The achievement of this milestone triggered a $20.0 million payment to the Company from Roche. Under ASC Topic 605, the Company considered this milestone event substantive because the applicable criteria of its revenue recognition policy would be satisfied and recorded it as collaboration revenue for the year ended December 31, 2017.
In November 2019, the Company announced the filing of an NDA in the United States, which triggered a $15.0 million payment to the Company from Roche. Under ASC Topic 606, the acceptance of the NDA filing by the FDA resolved the uncertainty of whether the milestone was probable of being achieved, and the Company recorded it as collaboration revenue for the year ended December 31, 2019.
The remaining potential research and development event milestones that can be received as of December 31, 2019 is $72.5 million. The remaining potential sales milestones as of December 31, 2019 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.
For the twelve months ended December 31, 2019, 2018, and 2017, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $15.2 million, $0.2 million, and $20.3 million, respectively.
14. Income taxes
The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Domestic	$(231,915)	$(68,461)	$(54,588)
Foreign	(8,011)	(59,649)	(23,077)
Total	$(239,926)	$(128,110)	$(77,665)

The Income Tax Provision consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(61)	(38)	(6)
Foreign	(2,041)	(669)	(1,131)
Deferred:
U.S. Federal	—	—	(198)
U.S. State and Local	(8,812)	—	—
Foreign	(736)	736	—
Total tax benefit (expense)	$(11,650)	$29	$(1,335)

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018	2017
Federal income tax provision at statutory rate	21.00%	21.00%	34.00%
State income tax provision, net of federal benefit	1.08	0.05	(1.01)
Permanent differences	(6.17)	(6.41)	(8.48)
Research and development	4.38	6.49	19.53
Change in valuation allowances	(35.49)	2.20	29.10
Change in deferred tax assets	15.89	(14.22)	(64.12)
Foreign tax rate differential	(1.88)	(9.10)	(10.33)
Benefit allocated from other comprehensive income	—	—	(0.26)
Tax rate change	(3.67)	—	—
Other	—	0.01	(0.15)
Effective income tax rate	(4.86)%	0.02%	(1.72)%

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

	2019	2018
Assets:
Noncurrent deferred income taxes	$—	$736
Liabilities:
Noncurrent deferred income taxes	(130,862)	(122,032)
Deferred income taxes - net	$(130,862)	$(121,296)

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Accrued expense	$2,588	$714
Amortization	78,291	5,148
Depreciation	991	1,601
Federal tax credits	99,421	89,070
State tax credits	6,489	5,473
Federal net operating losses	91,010	62,159
State net operating losses	1,360	165
Foreign net operating losses	1,056	736
Capitalized research and development costs	1,274	2,093
Share based compensation and other	16,425	21,411
Other comprehensive loss	1,512	—
Total gross deferred tax assets	300,417	188,570
Less valuation allowance	(267,131)	(180,481)
Total deferred tax assets, net of valuation allowance	$33,286	$8,089
Deferred tax liabilities:
Convertible debt	$(33,286)	$(7,353)
Indefinite lived intangible	(130,862)	(122,032)
Total gross deferred tax liabilities	(164,148)	(129,385)
Net deferred tax assets (liabilities)	$(130,862)	$(121,296)

At December 31, 2019 and 2018, the Company recorded valuation allowance against its net deferred tax assets of approximately $267.1 million and $180.5 million, respectively. The change in the valuation allowance during the years ended December 31, 2019 and 2018 was approximately $86.7 million and $2.8 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2019, the Company incurred approximately $433.3 million, $224.4 million, $8.4 million of federal, state, and foreign net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.
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
As of December 31, 2019, research and development credit carryforwards for federal and state purposes are approximately $14.2 million and $6.2 million, respectively. In addition, the Orphan Drug Credit Carryover available as of December 31, 2019 is approximately $85.2 million. As a result of U.S. tax reform legislation, federal net operating losses generated in 2018 carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2021 and federal credit carryforwards that begin to expire in 2019. State net operating loss carryforwards begin to expire in 2030, and the state credit carryforwards began to expire in 2016. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. In summary, including the NOLs expected to expire, there are $495.7 million of NOLs available, out of which $231.5 million are limited by IRC Section 382. At December 31, 2019, there is $333.2 million available for immediate use and an additional $5.7 million will free up in 2020.
The income tax expense for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of changes in state effective tax rates, foreign taxes, nondeductible expenses, tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2019 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2019. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company concluded in 2018 the examination from the United States Internal Revenue Service for tax year 2014 noting adjustments to the U.S. federal net operating loss carryforwards and research and development credit carryforwards. The Company is currently under a tax audit in Switzerland for tax years 2014 through 2018. Although the outcome of tax audits is always uncertain, the company does not expect any adjustment to result for these years as of December 31, 2019.
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
As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. U.S. federal income taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to reinvest any earnings into the respective subsidiaries. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated due to the legal structure and complexity of U.S. and local tax laws. As of December 31, 2019 and December 31, 2018 there are no undistributed earnings.

The Company has completed its accounting for the income tax effects of U.S. tax reform legislation and included measurement period adjustments in 2018. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of December 31, 2017. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded no further adjustments.

PTC Therapeutics International Limited (PTC International) and PTC Therapeutics Holdings Corp. Limited (PTC Bermuda) entered into an intra-entity asset transfer on October 1, 2019, for which PTC Bermuda sold beneficial rights to the Translarna Intellectual Properly to PTC International in exchange for an interest-free loan note of $556.7 million. No deferred tax asset was recognized for the excess of PTC International’s tax basis over the carrying amount in the consolidated financial statements because the Company provided for a valuation allowance on its deferred tax assets.
15. Commitments and contingencies
Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds in connection with its oncology and

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

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
Pursuant to the Asset Purchase Agreement with Marathon, Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon has the opportunity to receive a single $50.0 million sales-based milestone.
Pursuant to the Merger Agreement with Agilis, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The Company is required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved.
Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the Asset Acquisition Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products.
The Company also has a Collaboration and License Agreement with Akcea Therapeutics, Inc. ("Akcea") for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million. In 2019, a $6.0 million milestone was paid upon receipt of regulatory approval of Waylivra from the EMA and a $4.0 million milestone was paid upon regulatory approval of Tegsedi from ANVISA, the Brazilian health regulatory authority. In addition, Akcea is eligible to receive an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA. Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Akcea Collaboration and License Agreement.
During the twelve months ended December 31, 2019, the Company entered into a purchase commitments with Aldevron, LLC to secure good manufacturing practices capacity for the Company’s gene therapy portfolio. As of December 31, 2019, the commitment was for $6.9 million, which will be paid in fiscal year 2020.
The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

payments associated with Translarna and Emflaza product net sales, payable quarterly or annually in accordance with the terms of the related agreements.
From time to time in the ordinary course of its business, the Company is subject to claims, legal proceedings and disputes. The Company is not currently aware of any material legal proceedings against it.
16. Geographic information
The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2019
	United States	Non-US	Total
Total assets	$1,508,055	$115,727	$1,623,782
Property and equipment, net	$19,656	$1,893	$21,549
Revenue	$116,676	$190,304	$306,980

	Year Ended December 31, 2018
	United States	Non-US	Total
Total assets	$1,013,977	$105,245	$1,119,222
Property and equipment, net	$10,497	$2,197	$12,694
Revenue	$93,694	$171,040	$264,734

17. 401(k) plan
The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided an 100%, 92% and 84% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2019, 2018 and 2017, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $3.5 million, $2.2 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
18. Intangible assets and goodwill
Definite-lived intangibles
On April 20, 2017, the Company completed its previously announced acquisition of all rights to Emflaza pursuant to the Asset Purchase Agreement, dated March 15, 2017, and amended on April 20, 2017, by and between the Company and Marathon. The assets acquired by the Company in the Transaction include intellectual property rights related to Emflaza, inventories of Emflaza, and certain contractual rights related to Emflaza. In accordance with ASU 2017-01, the Company determined that substantially all of the fair value is concentrated in the Emflaza rights intangible asset and as such accounted for the transaction as an asset acquisition under ASC 805-50 and recorded an intangible asset of $148.4 million, which is being amortized to cost of product sales over its expected useful life of approximately seven years on a straight line basis.
Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the twelve month period ended December 31, 2019 and 2018, milestones payments of $27.1 million and $14.4 million were recorded, respectively. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of December 31, 2019, a milestone payable to Marathon of $11.4 million was recorded on the balance sheet within accounts payable and accrued expenses.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

Pursuant to the Akcea Collaboration and License Agreement, in May 2019 the Company made a $6.0 million milestone payment to Akcea upon regulatory approval of Waylivra from the EMA. The payment was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life of approximately ten years on a straight line basis. Additionally, in December 2019, the Company made a $4.0 million milestone payment to Akcea upon regulatory approval of Tegsedi from ANVISA. The payment was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life of approximately ten years on a straight line basis.
Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Akcea Collaboration and License Agreement related to sales of Waylivra. In accordance with the guidance for an asset acquisition, the Company will record royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra intangible asset.
For the twelve month periods ended December 31, 2019, 2018, and 2017, the Company recognized amortization expense of $27.7 million, $22.9 million, and $15.4 million respectively, related to the Emflaza rights, Waylivra, and Tegsedi intangible assets, resulting in accumulated amortization of $65.9 million as of December 31, 2019. The estimated future amortization of the Emflaza rights, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of December 31, 2019
2020	$31,139
2021	31,139
2022	31,139
2023	31,139
2024 and thereafter	9,444
Total	$134,000

The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2019 was 4.5 years.
Indefinite-lived intangibles
In connection with the acquisition of the Company’s gene therapy platform from Agilis (Note 3), the Company acquired rights to PTC-AADC, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. The gene therapy platform also includes an asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The value allocated to the indefinite lived intangible assets was $576.5 million. There have been no changes to the balance of the indefinite-lived intangibles since the Merger. The Company performed a qualitative annual impairment test for its indefinite-lived intangible assets as of October 1, 2019 and concluded that no impairment exists as of December 31, 2019.
Goodwill
As a result of the Merger on August 23, 2018, the Company recorded $82.3 million of goodwill, which included a measurement period adjustment of $18.0 million recorded during the three month period ended December 31, 2018. This adjustment was related to the finalization of the fair values assigned to the intangible assets and corresponding deferred tax liability, the contingent consideration, and the deferred consideration. Refer to Note 3 for further details. There have been no changes to the balance of goodwill since the date of the Merger. Accordingly, the goodwill balance as of December 31, 2018 and 2019 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2019 and concluded that no impairment exists as of December 31, 2019.

PTC Therapeutics, Inc.
Notes to consolidated financial statements (Continued)
December 31, 2019
(In thousands except share and per share amount)

Collaboration and Licensing Agreement
On August 1, 2018, the Company entered into a Collaboration and License Agreement with Akcea for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million and a second payment of $6.0 million that was paid after Waylivra received regulatory approval from the the EMA in May 2019. The Company evaluated the agreement under the guidance in ASC 730 and concluded that the acquired rights to commercialize the products had no alternative future use as of the date of the Merger. Accordingly, the $12.0 million was charged to research and development expense in the consolidated statements of operations for the twelve month period ended December 31, 2018. As denoted above, the $6.0 million milestone payment to Akcea upon regulatory approval of Waylivra from the EMA was recorded as an intangible asset in 2019 as the product was now approved and thus capable of providing future benefit.
19. Subsequent events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the audited consolidated financial statements or disclosures.
20. Selected quarterly financial data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2019 and 2018 are as follows:

	For the quarters ending (1)
	March 31	June 30	September 30	December 31
2019:
Net product revenue	$53,054	$85,476	$71,369	$81,407
Collaboration and grant revenue	529	46	47	15,052
Operating expenses	122,723	124,280	131,891	169,243
Loss income from operations	(69,140)	(38,758)	(60,475)	(72,784)
Net loss	(72,113)	(41,789)	(59,997)	(77,677)
Basic and diluted net loss per common share(1)	$(1.29)	$(0.75)	$(1.06)	$(1.37)
2018:
Net product revenue	$55,981	$68,170	$53,021	$85,833
Collaboration and grant revenue	81	573	570	505
Operating expenses	72,805	74,317	101,821	131,476
Loss from operations	(16,743)	(5,574)	(48,230)	(45,138)
Net loss	(19,263)	(9,520)	(50,969)	(48,330)
Basic and diluted net loss per common share(1)	$(0.46)	$(0.21)	$(1.06)	$0.96

(1)	The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019 based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
In the first quarter of 2019, we implemented an enterprise resource planning (“ERP”) system, Oracle, on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. We have completed the implementation of certain processes, including the financial consolidation and reporting, sales order to cash, fixed assets, supplier management and indirect procure-to-pay processes, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting for the twleve months ended December 31, 2019. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting. No other changes in our internal control over financial reporting occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
We have adopted a written Code of Business Conduct and Ethics, which is a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on the Corporate Governance page of the Investors section of our website, www.ptcbio.com, and it is available in print to any person who requests it. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or the Nasdaq Global Select Market concerning any amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics.
Item 11.    Executive Compensation
The information required by this item as set forth in under the captions “Executive Compensation”, “2019 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

•	Reports of independent registered public accounting firm

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements
Exhibits
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.
Exhibit Index

Exhibit Number	Description of Exhibit
2.1†
Asset Purchase Agreement, dated March 15, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 16, 2017)

2.2
Amendment to Asset Purchase Agreement, dated April 20, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 20, 2017)

2.3†
Agreement and Plan of Merger, dated July 19, 2018, by and among PTC Therapeutics, Inc., Agility Merger Sub, Inc., Agilis Biotherapeutics, Inc. and, solely in its capacity as equityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on July 19, 2018)

2.4†
Asset Purchase Agreement by and between PTC Therapeutics, Inc. and BioElectron Technology Corporation, dated October 1, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2019)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2017)

4.1	Description of Registered Securities

4.2
Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

4.3
Indenture (including Form of Notes), dated as of August 14, 2015, by and between PTC Therapeutics, Inc. and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on August 14, 2015)

4.4
Indenture (including Form of Notes), dated as of September 20, 2019, by and between PTC Therapeutics, Inc. and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 20, 2019)

Exhibit Number	Description of Exhibit
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

10.14+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2020 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.15+
Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2020 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.16+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2020 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.17+
Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.18+
Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2020 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

Exhibit Number	Description of Exhibit
10.19+
Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2020 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.20+
Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.21
Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22†
License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.23†
Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.24†
Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.25+
Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26+
Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.27+
Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.28†
Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.29†
Commercial Manufacturing Agreement, dated as of September 18, 2015, as amended, by and between Alcami Corporation (f/k/a/ AAI Pharma Services Corp.) and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.30
Credit and Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., MidCap Financial Trust and the additional lenders thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.31
Amendment No. 1 and Limited Consent to Credit and Security Agreement, dated of as July 19, 2018, by and among PTC Therapeutics, Inc., MidCap Financial Trust, and the Lenders as defined therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Registrant on July 19, 2018)

10.32
Amendment No. 2 to Credit and Security Agreement, dated as of August 7, 2019, by and among PTC Therapeutics, Inc., MidCap Financial Trust and the Lenders as defined therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.33
Amendment No. 3 to Credit and Security Agreement, dated as of August 29, 2019, by and among PTC Therapeutics, Inc., MidCap Financial Trust and the Lenders as defined therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.34
Amendment No. 4 to Credit and Security Agreement, dated as of September 17, 2019, by and among PTC Therapeutics, Inc., MidCap Financial Trust and the Lenders as defined therein (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

Exhibit Number	Description of Exhibit
10.35
Omnibus Amendment No. 5 and Joinder to Credit and Security Agreement and Amendment and Joinder to Pledge Agreement, dated as of October 1, 2019, by and among PTC Therapeutics, Inc., each of the subsidiaries listed therein as a New Borrower, MidCap Financial Trust and the Lenders as defined therein (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.36
Pledge Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc., each of the subsidiaries listed thereto as pledgers and MidCap Financial Trust (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.37
Intellectual Property Security Agreement, dated May 5, 2017, by and among PTC Therapeutics Inc. and MidCap Financial Trust (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 8, 2017)

10.38+	Employment Agreement, as amended, between the Registrant and Marcio Souza (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.39+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.40†
Collaborative Research Agreement, dated September 30, 2015, as amended, by and between National Taiwan University and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.41†
License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.42*	License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc.

10.43†
Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.44	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant on April 28, 2016)

10.45+	Employment Agreement, as amended, between the Registrant and Emily Hill (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.46*
Lease Agreement dated as of August 3, 2019, by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.47
Irrevocable Standby Letter of Credit, dated September 3, 2019, issued by HSBC Bank USA, N.A. in favor of Bristol-Myers Squibb Company for the Account of PTC Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.48+	2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.49+
Form of Inducement Option Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.50+
Form of Inducement Restricted Stock Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.51*	First Amendment to Lease Agreement dated as of October 7, 2019 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibit
24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

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

+	Management contract, compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Stockholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financial statement schedules) and a copy of any exhibit thereto (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to PTC Therapeutics, Inc., 100 Corporate Court, South Plainfield, New Jersey 07080.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date:	March 2, 2020	By:	/s/ STUART W. PELTZ
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

Dated:	March 2, 2020	By:	/s/ STUART W. PELTZ
Stuart W. Peltz Chief Executive Officer and Director

Dated:	March 2, 2020	By:	/s/ EMILY HILL
Emily Hill Chief Financial Officer (Principal Financial Officer)

Dated:	March 2, 2020	By:	/s/ CHRISTINE UTTER
Christine Utter Chief Accounting Officer (Principal Accounting Officer)

Dated:	March 2, 2020	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler Director

Dated:	March 2, 2020	By:	/s/ ALLAN JACOBSON
Allan Jacobson Director

Dated:	March 2, 2020	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey Director

Dated:	March 2, 2020	By:	/s/ EMMA REEVE
Emma Reeve Director

Dated:	March 2, 2020	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell Director

Dated:	March 2, 2020	By:	/s/ GLENN D. STEELE
Glenn D. Steele Director

Dated:	March 2, 2020	By:	/s/ DAWN SVORONOS
Dawn Svoronos Director

Dated:	March 2, 2020	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis Director