Form 10-Q
period 2020-06-30
PTC THERAPEUTICS, INC.
filed 2020-08-05
CIK 1070081

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, there were 67,703,214 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to our gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, or PTC-AADC, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
•our ability to maintain our marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
•our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the EMA’s deadline;
•the anticipated period of market exclusivity for Emflaza for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act;
•our ability to complete any dystrophin study necessary in order to resolve the matters set forth in the United States Food and Drug Administration's, or the FDA, denial of our appeal to the Complete Response Letter we received from the FDA in connection with our New Drug Application, or NDA, for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;
•the timing and scope of our commercialization of our products and product candidates;
•our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
•our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs, or EAP programs, for our products on adequate terms, or at all;
•our expectations with respect to the development, regulatory and commercial status of our product candidates and program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
•our expectations and the potential financial impact and benefits related to our Collaboration and Licensing Agreement with Akcea Therapeutics, Inc., or Akcea, including with respect to the timing of regulatory approval of TegsediTM (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to contingent payments to Akcea based on the potential achievement of certain regulatory milestones and royalty payments by us to Akcea based on our potential achievement of certain net sales thresholds;
•our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
•our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
•the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our gene therapy, splicing, Bio-e and oncology programs, studies of PTC923 for phenylketonuria, or PKU, and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
•our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
•the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
•the ability and willingness of patients and healthcare professionals to access our product and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
•our ability to complete the FDA post-marketing requirements to the marketing authorization of Emflaza and any other post-marketing requirements for our products;
•the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
•the ability of our products and our product candidates to meet existing or future regulatory standards;
•our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;
•the potential receipt of revenues from future sales of our products or product candidates;
•the potential impact that enrollment, funding and completion of Study 041 may have on our revenue growth;
•our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
•our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
•our ability to establish and grow our manufacturing capabilities for our gene therapy platform;
•our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
•our ability to satisfy our obligations under the indenture governing our 3.00% convertible senior notes due August 15, 2022 and under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
•our regulatory submissions, including with respect to timing and outcome of regulatory review;
•our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e and oncology programs;
•whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;

•the potential advantages of our products and any product candidate;
•our intellectual property position;
•the impact of government laws and regulations;
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
•our competitive position.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.
Consolidated Balance Sheets (unaudited)
In thousands (except shares)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$158,461	$288,028
Marketable securities	340,430	398,535
Trade receivables, net	53,644	55,538
Inventory, net	18,373	19,285
Prepaid expenses and other current assets	34,116	17,898
Total current assets	605,024	779,284
Fixed assets, net	26,806	21,549
Intangible assets, net	708,814	710,500
Goodwill	82,341	82,341
Deposits and other assets	53,652	30,108
Total assets	$1,476,637	$1,623,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$164,376	$159,276
Current portion of long-term debt	18,333	20,000
Deferred revenue	7,702	8,242
Finance lease liabilities- current	4,180	—
Other current liabilities	4,868	8,339
Deferred consideration payable	2,384	40,000
Total current liabilities	201,843	235,857
Deferred revenue- long term	—	3,415
Long-term debt	297,029	293,859
Contingent consideration payable	225,700	356,300
Deferred tax liability	130,862	130,862
Finance lease liabilities- noncurrent	22,031	—
Other long-term liabilities	26,678	9,159
Total liabilities	904,143	1,029,452
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 67,240,679 shares at June 30, 2020. Authorized 125,000,000 shares; issued and outstanding 61,935,870 shares at December 31, 2019.	67	62
Additional paid-in capital	2,067,274	1,795,351
Accumulated other comprehensive income	(10,016)	(10,584)
Accumulated deficit	(1,484,831)	(1,190,499)
Total stockholders’ equity	572,494	594,330
Total liabilities and stockholders’ equity	$1,476,637	$1,623,782

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Operations (unaudited)
In thousands (except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenue	$75,239	$85,476	$143,435	$138,530
Collaboration and grant revenue	—	46	63	575
Total revenues	75,239	85,522	143,498	139,105
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	5,304	3,211	9,389	5,587
Amortization of acquired intangible assets	8,731	6,575	16,679	12,652
Research and development	176,525	59,979	266,632	112,544
Selling, general and administrative	53,659	49,215	111,869	89,760
Change in the fair value of deferred and contingent consideration	7,680	5,300	8,580	26,460
Settlement of deferred and contingent consideration	10,613	—	10,613	—
Total operating expenses	262,512	124,280	423,762	247,003
Loss from operations	(187,273)	(38,758)	(280,264)	(107,898)
Interest expense, net	(5,379)	(2,074)	(11,021)	(4,362)
Other income (expense), net	11,309	(183)	(2,523)	(292)
Loss before income tax expense	(181,343)	(41,015)	(293,808)	(112,552)
Income tax expense	(84)	(774)	(306)	(1,350)
Net loss attributable to common stockholders	$(181,427)	$(41,789)	$(294,114)	$(113,902)

Weighted-average shares outstanding:
Basic and diluted (in shares)	65,150,780	55,912,748	63,769,958	57,113,141
Net loss per share—basic and diluted (in dollars per share)	$(2.78)	$(0.75)	$(4.61)	$(1.99)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss (unaudited)
In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(181,427)	$(41,789)	$(294,114)	$(113,902)
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	2,718	839	2,655	898
Foreign currency translation (loss) gain, net of tax	(10,749)	278	(2,087)	(438)
Comprehensive loss	$(189,458)	$(40,672)	$(293,546)	$(113,442)

See accompanying unaudited notes.

PTC Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity (unaudited)
In thousands (except shares)

Three months ended June 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, March 31, 2020	62,758,520	$62	$1,834,061	$(1,985)	$(1,303,404)	$528,734
Issuance of common stock related to equity offering	106,309	—	5,447	—	—	5,447
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525			150,528
Exercise of options	654,604	1	15,057	—	—	15,058
Restricted stock vesting and issuance, net	(3,985)	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	58,691	—	2,406	—	—	2,406
Share-based compensation expense	—	—	16,910	—	—	16,910
Net loss	—	—	—	—	(181,427)	(181,427)
Comprehensive loss	—	—	—	(8,031)	—	(8,031)
Balance, June 30, 2020	67,240,679	$67	$2,067,274	$(10,016)	$(1,484,831)	$572,494

Three months ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, March 31, 2019	58,418,790	$58	$1,523,115	$805	$(1,011,036)	$512,942
Issuance of common stock related to equity offering	—	—	106	—	—	106
Exercise of options	230,176	—	2,847	—	—	2,847
Restricted stock vesting and issuance, net	3,500	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	54,719	—	1,564	—	—	1,564
Share-based compensation expense	—	—	10,920	—	—	10,920
Receivable from investor	—	—	978	—	—	978
Net loss	—	—	—	—	(41,789)	(41,789)
Comprehensive income	—	—	—	1,117	—	1,117
Balance, June 30, 2019	58,707,185	$58	$1,539,530	$1,922	$(1,052,825)	$488,685

Six months ended June 30, 2020	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2019	61,935,870	$62	$1,795,351	$(10,584)	$(1,190,499)	$594,330
Issuance of common stock related to equity offering	368,514	—	18,950	—	—	18,950
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525	—	—	150,528
Exercise of options	1,034,288	1	25,044	—	—	25,045
Restricted stock vesting and issuance, net	176,776	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	58,691	—	2,406	—	—	2,406
Share-based compensation expense	—	—	32,130	—	—	32,130
Other	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	(294,114)	(294,114)
Comprehensive income	—	—	—	568	—	568
Balance, June 30, 2020	67,240,679	$67	$2,067,274	$(10,016)	$(1,484,831)	$572,494

Six months ended June 30, 2019	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offering	7,563,725	7	224,538	—	—	224,545
Exercise of options	311,002	—	4,129	—	—	4,129
Restricted stock vesting and issuance, net	171,592	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	54,719	—	1,564	—	—	1,564
Share-based compensation expense	—	—	20,184	—	—	20,184
Receivable from investor	—	—	978	—		978
Net loss	—	—	—		(113,902)	(113,902)
Comprehensive income	—	—	—	460	—	460
Balance, June 30, 2019	58,707,185	$58	$1,539,530	$1,922	$(1,052,825)	$488,685
See accompanying unaudited notes.

PTC Therapeutics, Inc. Consolidated Statements of Cash Flows (unaudited) In thousands
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(294,114)	$(113,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,445	14,760
Non-cash operating lease expense	2,401	1,256
Non-cash finance lease amortization expense	41,212	—
Change in valuation of deferred and contingent consideration	8,580	26,460
Settlement of deferred and contingent consideration	10,613	—
Non-cash stock consideration, acquisition	42,869	—
Unrealized loss on equity investment	1,600	(129)
Unrealized loss on ClearPoint convertible debt security	749	—
Non-cash interest expense	10,993	4,055
Loss on disposal of asset	26	50
Amortization of discounts on investments, net	(635)	(907)
Amortization of debt issuance costs	510	280
Share-based compensation expense	32,130	20,184
Unrealized foreign currency transaction (gains) losses, net	(3,248)	62
Changes in operating assets and liabilities:
Inventory, net	943	(852)
Prepaid expenses and other current assets	(16,569)	(7,250)
Trade receivables, net	1,860	(9,702)
Deposits and other assets	(175)	(9,656)
Accounts payable and accrued expenses	(7,497)	(7,546)
Other long-term liabilities	(4,132)	7,395
Deferred revenue	(3,925)	2,511
Net cash used in operating activities	$(156,364)	$(72,931)
Cash flows from investing activities
Purchases of fixed assets	$(8,183)	$(4,851)
Purchase of convertible debt security	(10,000)	—
Purchases of marketable securities	(367,102)	(226,261)
Sale and redemption of marketable securities	428,490	58,424
Acquisition of product rights and licenses	(2,422)	(11,981)
Purchase of equity investment	—	(4,000)
Net cash provided by (used in) investing activities	$40,783	$(188,669)
Cash flows from financing activities
Proceeds from exercise of options	$25,045	$4,129
Net proceeds from public offerings	18,950	224,545
Repayment of senior secured term loan	(10,000)	(1,667)
Payments on deferred consideration obligation	(35,829)	—
Proceeds from employee stock purchase plan	2,406	1,564
Payment of finance lease principal	(15,000)	—
Net cash provided by financing activities	$(14,428)	$228,571
Effect of exchange rate changes on cash	442	(375)
Net decrease in cash and cash equivalents	(129,567)	(33,404)
Cash and cash equivalents, and restricted cash beginning of period	295,528	169,498
Cash and cash equivalents, and restricted cash end of period	$165,961	$136,094

Supplemental disclosure of cash information
Cash paid for interest	$5,286	$3,111
Cash paid for income taxes	1,140	1,013
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain on marketable securities, net of tax	$2,655	$898
Right-of-use assets obtained in exchange for operating lease obligations	18,117	11,643
Right-of-use assets obtained in exchange for finance lease obligations	41,212	—
Acquisition of product rights and licenses	12,186	8,269
Issuance of common stock related to rights exchange	150,528	—
See accompanying unaudited notes.

PTC Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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

The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged 2 years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged 5 years and older, subject to annual renewal and other conditions. In June 2020, the Committee for Medicinal Products for Human Use (the "CHMP") of the European Medicines Agency ("EMA") recommended to remove the statement “efficacy has not been demonstrated in non-ambulatory patients” from the product label for Translarna. The CHMP's opinion is subject to final approval by the European Commission, which is typically provided within two months of the CHMP's recommendation. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. The Company is preparing a biologics license application ("BLA") for PTC-AADC for the treatment of AADC deficiency in the United States and it anticipates initiating the BLA submission to the United States Food and Drug Administration ("FDA") in the second half of 2020. In January 2020, the Company submitted a marketing authorization application ("MAA") to the EMA for PTC-AADC for the treatment of AADC deficiency in the EEA, and the Company expects an opinion from the CHMP in the first quarter of 2021.

The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Company’s Collaboration and License Agreement with Akcea Therapeutics, Inc. (“Akcea”). Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the EU for the treatment of familial chylomicronemia syndrome, or FCS. The Company filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expects a regulatory decision on approval from ANVISA in 2021.

The Company also has a spinal muscular atrophy ("SMA") collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., referred to collectively as Roche, and the Spinal Muscular Atrophy Foundation ("SMA Foundation"). The lead compound in the SMA program is risdiplam (RG7916, RO7034067). Roche submitted an NDA for risdiplam to the FDA in the fourth quarter of 2019. In April 2020, the FDA extended the Prescription Drug User Fee Act ("PDUFA") date for a decision from May 24, 2020 to August 24, 2020 as a result of additional data that Roche submitted, including comprehensive data from the Sunfish part 2 study. Risdiplam is expected to be indicated in the United States for SMA type 1, 2 and 3 patients, if approved. Roche anticipates submitting an MAA for risdiplam in the EEA imminently.

On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, including certain compounds that the Company has begun to develop as part of its Bio-e platform, (the “Asset Acquisition”) pursuant to an asset purchase agreement by and between the Company and BioElectron, dated October 1, 2019 (the “Asset Acquisition Agreement”). The transaction was accounted for as an asset acquisition. The two most advanced molecules in the Company's Bio-e platform are vatiquinone, formerly known as PTC743, and PTC857. The Company expects to initiate a potential registrational Phase 2 placebo-controlled trial of vatiquinone in approximately 60 children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020. The Company also expects to initiate a potential registrational Phase 3 trial of vatiquinone in approximately 100 patients with

Friedrich ataxia in the fourth quarter of 2020. In the second quarter of 2020, the Company initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. The Company expects data from the single ascending dose and multiple ascending dose studies from the Phase 1 trial to be available by the end of 2020.

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

The marketing authorization in the EEA was last renewed in June 2020 and is effective, unless extended, through August 5, 2021. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application, or NDA, over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied the Company's appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company intends to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, which the Company initiated in the fourth quarter of 2018. As a result of intermittent discontinuations of certain elective procedures at the Company's clinical trial site in response to the COVID-19 pandemic, the Company's expected completion of Study 45 has been delayed as certain patients still require final study muscle biopsies. Once the clinical trial site is open for the necessary procedures and patients are able to safely travel to the site, the Company expects to be able to complete the final biopsies and the data from Study 045 would be available thereafter, followed by a potential re-submission of an NDA. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.

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
Upon the closing of the Merger, the Company paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. Agilis equityholders are entitled to receive contingent payments from the Company based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products.
On April 29, 2020, the Company, certain of the former equity holders of Agilis, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Exchange Agreement (the “Rights Exchange Agreement”). Pursuant to the Rights Exchange Agreement, the Company issued 2,821,176 shares of its common stock (the “Common Stock Consideration”) and paid $36.9 million (the “Cash Consideration”), in the aggregate, to such former equity holders of Agilis (the “Participating Rightholders”) in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Merger Agreement, pursuant to which the Company completed the Merger.

Pursuant to the terms of the Rights Exchange Agreement, the Participating Rightholders have canceled and forfeited their rights under the Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Merger, regardless of whether the milestones are achieved.

The Rights Exchange Agreement has no effect on the Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightholders’ rights to receive $211.6 million, in the aggregate, of the milestone payments described above. As a result, all other rights and obligations under the Merger Agreement remain in effect pursuant to their terms, including the Company’s obligation to pay up to an aggregate maximum amount of $22.4 million upon the achievement of certain development milestones (representing the remaining portion of potential development milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement after deducting the $37.6 million for which rights were canceled and forfeited pursuant to the Rights Exchange Agreement from the $40.0 million in development milestone payments that are due upon the passing of the second anniversary of the closing of the Merger), up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones (representing the remaining portion of potential regulatory milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement), up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Merger Agreement. Refer to Note 5 for further details regarding the Rights Exchange Agreement.

On May 29, 2020, the Company completed its acquisition of Censa Pharmaceuticals, Inc., (“Censa”) pursuant to an Agreement and Plan of Merger, dated as of May 5, 2020, (the "Censa Merger Agreement"), by and among the Company, Hydro Merger Sub, Inc., the Company's wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC (the "Censa Merger"). The transaction was accounted for as an asset acquisition. In connection with the Censa Merger, the Company acquired PTC923 (formerly known as CNSA-001), which is being pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including phenylketonuria ("PKU"). Refer to Note 3 for further details.

As of June 30, 2020, the Company had an accumulated deficit of approximately $1,484.8 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 and in August 2015 of 3.00% convertible senior notes due 2022 (see Note 11), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, "at the market offerings" of its common stock, its initial public offering of common stock in June 2013, private placements of its convertible preferred stock, collaborations, bank debt, the Company's credit and security agreement (the "Credit Agreement"), with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto (see Note 11), grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company's cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2. Summary of significant accounting policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 2, 2020 (the "2019 Form 10-K"). Additional significant accounting policies adopted during the six month period ended June 30, 2020 are discussed in further detail below.
Basis of presentation
The accompanying financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2019 and notes thereto included in the 2019 Form 10-K.
In the opinion of management, the unaudited financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders' equity, and cash flows. The results of operations for the three and six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	Beginning of period- December 31, 2019	End of period- June 30, 2020
Cash and cash equivalents	$288,028	$158,461
Restricted cash included in deposits and other assets	7,500	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$295,528	$165,961
Marketable securities
The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three month and six month periods ended June 30, 2020, no allowance was recorded for credit losses.
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
The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2020	December 31, 2019
Raw materials	$877	$874
Work in progress	8,666	9,652
Finished goods	8,830	8,759
Total inventory	$18,373	$19,285
The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three months ended June 30, 2020, inventory write downs were immaterial. For the six months ended June 30, 2020, the Company recorded a $0.2 million inventory write-down, primarily related to product approaching expiration. No write downs were recorded for the three and six month periods ended June 30, 2019. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and six month periods ended June 30, 2020 and 2019, these amounts were immaterial.
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
The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended June 30, 2020 and 2019, net product sales outside of the United States were $39.0 million and $57.8 million, respectively, and net product sales in the United States were $36.2 million and $27.6 million, respectively. For the six months ended June 30, 2020 and 2019, net product sales outside of the United States were $79.8 million and $93.0 million, respectively, and net product sales in the United States were $63.6 million and $45.4 million, respectively.
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
Allowance for doubtful accounts
The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The allowance for doubtful accounts was $0.2 million as of June 30, 2020 and $0.3 million as of December 31, 2019. Bad debt expense was immaterial for the three and six month periods ended June 30, 2020 and 2019. For the three and six month periods ended June 30, 2020, no allowances were recorded for credit losses.
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
Income Taxes
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from a strain of novel coronavirus, COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act"), referred to herein as the U.S. Tax Act, for qualified improvement property. As of June 30, 2020, the Company expects that these provisions will not have a material impact. Tax provisions of the Act also include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company is evaluating the impact of the Act and currently expects to benefit from the deferral of certain payroll taxes and retention credit through the end of calendar year 2020. The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and guidance that may be issued and actions the Company may take in response to the CARES Act. The Company will continue to assess the impact that various provisions will have on its business.

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2020.

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
Leases
The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company accounts for as a single lease component for all leases. Operating and finance leases are classified as right of use ("ROU") assets, short term lease liabilities, and long term lease liabilities. Operating and finance lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets are amortized and lease liabilities accrete to yield straight-line expense over the term of the lease. Lease payments included in the measurement of the lease liability are comprised of fixed payments.

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
The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Leasehold improvements are capitalized and depreciated over the lesser of useful life or lease term. See Note 4 Leases for additional information.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by ASC 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 (Topic 326) for entities that have not yet adopted that standard. The Company adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The adoption of the guidance did not have a material impact on the consolidated financial statements. The Company has updated its accounting policy for marketable securities within this footnote as well as its fair value footnote (Note 5) with additional disclosures as required by the standard upon adoption.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". This standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. Entities can elect to early adopt in interim periods, including periods for which they have not yet issued financial statements or made their financial statements available for issuance. The Company adopted this guidance January 1, 2020. The adoption of the guidance did not have a material impact on the consolidated financial statements. The Company has updated its fair value footnote (Note 5) with additional and modified disclosures as required by the standard upon adoption.
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

3. Acquisition  Censa Acquisition
On May 29, 2020, the Company acquired Censa, pursuant to the Censa Merger Agreement. Upon the closing of the Censa Merger, the Company paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa's opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of the Company's common stock, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Censa Merger Agreement.

The Company determined that substantially all of the fair value is concentrated in PTC923 and accounted for the transaction as an asset acquisition under ASC 805-50. The purchase price consisted of the cash consideration of $15.0 million and $42.9 million in the Company's common stock, in addition to $0.7 million of acquisition costs. As such, the total consideration transferred was determined to be $58.6 million. The opening balance sheet net assets of $4.6 million, which consisted of cash of $3.8 million and other current assets of $0.8 million, were determined to be non-qualifying assets and recorded at their fair values, respectively. The remaining consideration of $54.0 million was allocated to PTC923. As PTC923 is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D was expensed. Of the $54.0 million, $53.3 million is included in research and development expense and $0.7 million is included in selling, general, and administrative expense within the Company's statement of operations for the three and six month periods ended June 30, 2020. In addition, the Company incurred $0.3 million of other expenses related to Censa, which was included in research and development expense for the three and six month periods ended June 30, 2020.

Subject to the terms and conditions of the Censa Merger Agreement, Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923's two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of the Company’s common stock (the “Initial Milestone”). The Company will record the milestone and royalty payments when they become payable. Milestone payments prior to FDA approval of PTC923 for PKU (or other indications) will be expensed accordingly and milestone payments that will only occur after PTC923 for PKU (or other indications) is FDA approved, will be capitalized and amortized over their expected useful lives.

4. Leases
The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022 and August 2024, in addition to office space in various countries for international employees primarily through workspace providers. The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.3 years to 6.9 years and certain of the leases include renewal options to extend the lease for up to 10 years. Rent expense was approximately $2.6 million, $5.0 million, $1.1 million and $2.1 million for the three and six month periods ended June 30, 2020 and 2019, respectively.

  On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The agreement will expire on December 31, 2032 unless the Company terminates it on 24 months prior written notice to MassBio. Pursuant to the terms of the agreement, MassBio agreed to provide the Company with four dedicated rooms for its gene therapy AADC program. The Company concluded that the agreement contains an embedded lease as the Company controls the use of the four dedicated rooms and the equipment therein. As the present value of the facilities exceeds the assessed fair value, the Company determined that it is a finance lease. Given that the embedded finance lease is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730 and accordingly, expensed the present value of all guaranteed future cash payments of $41.2 million during the three and six month periods ending June 30, 2020. Additionally, during the three and six month periods ending June 30, 2020, the Company did not record finance lease costs as these amounts were not material due to timing of entering into the lease. The Company will record finance lease costs in the third quarter of 2020.

The components of operating lease expense were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating Lease Cost
Fixed lease cost	$1,970	$835	$4,089	$1,647
Variable lease cost	507	161	734	304
Short-term lease cost	88	88	165	141
Total operating lease cost	$2,565	$1,084	$4,988	$2,092
Total operating lease cost is a component of operating expenses on the consolidated statements of operations.
Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019

Operating lease ROU asset	$29,475	$13,693

Operating lease liabilities- current	$4,868	$5,153
Operating lease liabilities- noncurrent	25,510	9,018
Total operating lease liability	$30,378	$14,171

	June 30, 2020	December 31, 2019
Finance lease liabilities- current	$4,180	$—
Finance lease liabilities- noncurrent	22,031	—
Total finance lease liability	$26,211	$—
 Operating lease ROU asset is a component of deposits and other assets on the consolidated balance sheets. The current portion of operating lease liabilities is a component of other current liabilities on the consolidated balance sheets. The long term portion of operating lease liabilities is a component of other long term liabilities on the consolidated balance sheets. The Company entered into a lease agreement with COE Bridgewater LLC on March 20, 2020 relating to the lease of office and laboratory space located in Bridgewater, New Jersey. This lease replaced the Company's existing lease on the property beginning on May 1, 2020 and includes additional rental property of approximately 59,000 square feet and is the primary driver of the increase in total operating lease ROU asset and total operating lease liability from December 31, 2029 to June 30, 2020.
Supplemental lease term and discount rate information related to leases was as follows as of June 30, 2020 and 2019:

	June 30, 2020	December 31, 2019

Weighted-average remaining lease terms - operating leases (years)	5.87	3.38
Weighted-average discount rate - operating leases	6.77%	7.33%
Weighted-average remaining lease terms - finance lease (years)	12.50	—
Weighted-average discount rate - finance lease	7.80%	—

Supplemental cash flow information related to leases was as follows as of June 30, 2020 and 2019:

	Six Month Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,414	$1,508
Financing cash flows from finance lease	15,000	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,117	$11,643
Finance lease	41,212	—
  Future minimum lease payments under non-cancelable leases as of June 30, 2020 were as follows:

	Operating Leases	Finance Lease
2020 (excludes the six months ended June 30, 2020)	$3,719	$3,000
2021	6,667	3,000
2022	6,314	3,000
2023	5,960	3,000
2024 and thereafter	14,844	27,000
Total lease payments	37,504	39,000
Less: Imputed Interest expense	7,126	12,789
Total	$30,378	$26,211

In conjunction with the Asset Acquisition, the Company acquired BioElectron’s lease in Mountainview, California. As substantially all of the fair value of the gross assets acquired was related to vatiquinone, the relative fair value allocated to the right of use asset and corresponding lease liability for the Mountainview lease was determined to be immaterial, and accordingly is not included in the tables above. The future minimum lease payments for the Mountainview lease as of June 30, 2020 are $0.9 million, $1.8 million, and $1.4 million for 2020, 2021 and 2022, respectively.
On August 4, 2019, the Company and Bristol-Myers Squibb Company, (the “Landlord”), entered into a Lease Agreement (the “Lease”), relating to the lease of approximately 185,000 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey (the “Campus”). On March 25, 2020, the Company entered into an amendment increasing the rented space to approximately 220,500 square feet. As of June 30, 2020, the Lease had not yet commenced, and accordingly, is not reflected in the table above. The rental term of the Lease commenced on July 1, 2020 and has an initial term of fifteen years (the “Initial Term”), with two consecutive five year renewal periods, each at the Company’s option.
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
In May 2019, the Company purchased $4.0 million of shares of ClearPoint Neuro, Inc.'s ("ClearPoint"), formerly known as MRI Interventions, Inc., common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with ClearPoint, a publicly traded medical device company. The Company determined that the equity investment represents a financial instrument and therefore, recorded it at fair value, which is readily determinable. The equity investment is a component of deposits and other assets on the consolidated balance sheet. During the three and six month periods ended June 30, 2020, the Company recorded unrealized losses of $0.1 million and $1.6 million, respectively, which are components of other expense, net within the consolidated statement of operations. The fair value of the equity investment was $4.6 million as of June 30, 2020. The Company classifies its equity investment in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.
In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the three and six month periods ended June 30, 2020, the Company recorded an unrealized gain of $2.1 million and an unrealized loss of $0.7 million, respectively, which are components of other expense and other income, net within the consolidated statement of operations. The fair value of the convertible debt security was $9.3 million as of June 30, 2020. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the equity investment and the convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.
Fair value of certain marketable securities is based upon market prices using quoted prices in active markets for identical assets quoted on the last day of the period. In establishing the estimated fair value of the remaining investments, the Company used the fair value as determined by its investment advisors using observable inputs other than quoted prices.

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$340,430	$—	$340,430	$—
Equity investment in ClearPoint	$4,594	$4,594	$—	$—
ClearPoint convertible debt security	$9,251	$—	$9,251	$—
Deferred consideration payable	$2,384	$—	$2,384	$—
Contingent consideration payable- development and regulatory milestones	$136,100	$—	$—	$136,100
Contingent consideration payable- net sales milestones and royalties	$89,600	$—	$—	$89,600

	December 31, 2019
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Marketable securities	$398,535	$—	$398,535	$—
Equity investment in ClearPoint	$6,194	$6,194	$—	$—
Stock appreciation rights liability	$3,186	$—	$—	$3,186
Deferred consideration payable	$40,000	$—	$40,000	$—
Contingent consideration payable- development and regulatory milestones	$290,500	$—	$—	$290,500
Contingent consideration payable- net sales milestones and royalties	$65,800	$—	$—	$65,800
No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended June 30, 2020 and December 31, 2019.
The following is a summary of marketable securities accounted for as available-for-sale securities at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$53,638	$178	$—	$53,816
Corporate debt securities	221,068	2,882	—	223,950
Asset-backed securities	44,492	332	(1)	44,823
Government obligations	17,823	19	(1)	17,841
Total	$337,021	$3,411	$(2)	$340,430

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Commercial paper	$157,936	$162	$—	$158,098
Corporate debt securities	188,778	576	(20)	189,334
Asset-backed securities	51,062	49	(8)	51,103
Total	$397,776	$787	$(28)	$398,535
For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value. For the three month and six month periods ended June 30, 2020, no write downs occurred.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three month and six month periods ended June 30, 2020, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.
For the three month and six month periods ended June 30, 2020, the Company had $0.2 million realized gains from the sale of marketable securities. Realized gains are reported as a component of interest expense, net in the consolidated statement of operations.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2020 are as follows:

	June 30, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Asset-backed securities	(1)	594	—	—	(1)	594
Government obligations	(1)	8,602	—	—	(1)	8,602
Total	$(2)	$9,196	$—	$—	$(2)	$9,196
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2019 are as follows:

	December 31, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(20)	$71,779	$—	$—	$(20)	$71,779
Asset-backed securities	(8)	24,211	—	—	(8)	24,211
Total	$(28)	$95,990	$—	$—	$(28)	$95,990
Marketable securities on the balance sheet at June 30, 2020 and December 31, 2019 mature as follows:

	June 30, 2020
	Less Than 12 Months	More Than 12 Months
Commercial paper	$53,816	$—
Corporate debt securities	168,250	55,700
Asset-backed securities	26,320	18,503
Government obligations	7,201	10,640
Total Marketable securities	$255,587	$84,843

	December 31, 2019
	Less Than 12 Months	More Than 12 Months
Commercial paper	$158,098	$—
Corporate debt securities	139,596	49,738
Asset-backed securities	44,724	6,379
Total Marketable securities	$342,418	$56,117
The Company classifies all of its marketable securities as current as they are all available for sale and are available for current operations.
Convertible senior notes

In August 2015, the Company issued $150.0 million of 3.00% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 11. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2022 Convertible Notes at June 30, 2020 and December 31, 2019 was $175.2 million and $171.2 million, respectively. The estimated fair value of the 2026 Convertible Notes at June 30, 2020 and December 31, 2019 was $343.8 million and $335.0 million, respectively.
Deferred and contingent consideration payable
Pursuant to the Merger Agreement, Agilis equityholders were previously entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company was required to pay $40.0 million of development milestone payments upon the passing of the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved. The $40.0 million of development milestones were classified as deferred consideration on the Company's consolidated balance sheets.
Pursuant to the terms of the Rights Exchange Agreement, in the three month period ended June 30, 2020, the Company issued 2,821,176 shares of its common stock and paid $36.9 million in the aggregate, to Participating Rightholders, who in exchange have canceled and forfeited their rights under the Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments, or the deferred consideration, that would have been due upon the passing of the second anniversary of the closing of the Merger. As a result of the Rights Exchange Agreement, the remaining deferred consideration payable at June 30, 2020 was $2.4 million, which was also determined to be the fair value. The Company did not apply a discount, as the milestones will be paid within one calendar year. Accordingly, as of June 30, 2020, the $2.4 million of the deferred consideration payable was classified as current on the balance sheet.
As of result of the Rights Exchange Agreement, the Company recognized a gain of $0.7 million on the settlement of the development milestones and a loss of $11.3 million on the settlement of the regulatory milestones. The $0.7 million gain and $11.3 million loss are included in the settlement of deferred and contingent consideration in the Company’s statement of operations for the three and six month periods ended June 30, 2020. Additionally, as of the date of the Rights Exchange Agreement, the Company recognized a gain on the fair value of the contingent consideration of $1.0 million related to the portion of regulatory milestones that were forfeited, which is included in the change in fair value of the deferred and contingent liability within the Company’s statement of operations for the three and six month periods ended June 30, 2020. This non-recurring Level 3 fair value measurement was estimated using the same valuation methoolody and unobservable inputs for development and regulatory milestones in the Level 3 valuation section below. In conjunction with the Rights Exchange Agreement, the Company also incurred $2.0 million of transaction fees, which were included in other expense in the Company’s statement of operations for the three and six month periods ended June 30, 2020.
Level 3 valuation
The stock appreciation rights ("SARs") liability is classified in other liabilities on the Company’s consolidated balance sheets. The SARs liability is marked-to-market each reporting period with the change in fair value recorded as compensation expense on the Company’s consolidated statements of operations until the SARs vest. The fair value of the SARs liability is determined at each reporting period by utilizing the Black-Scholes option pricing model. The last payment of the SARs liability was made in the three month period ended March 31, 2020, and accordingly, the balance of the SARS liability as of June 30, 2020 was $0.
The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of deferred and contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. At June 30, 2020, the weighted average discount rate for the development and regulatory milestones was 5.4% and the weighted average probability of success was 43%. The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. At June 30, 2020, the weighted average discount rate for the net sales milestones and royalties was 12.0% and the weighted average probability of success for the net sales milestones was 50%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the SARs liability, and the contingent consideration payable for the periods ended June 30, 2020 and June 30, 2019.

	Level 3 liabilities
	SARs	Contingent consideration payable- development and regulatory milestones	Contingent consideration payable- net sales milestones and royalties
Beginning balance as of December 31, 2019	$3,186	$290,500	$65,800
Additions	—	—	—
Change in fair value	—	(15,220)	23,800
Payments	(3,186)	—	—
Rights Exchange settlement	—	(139,180)	—
Ending balance as of June 30, 2020	$—	$136,100	$89,600

	Level 3 liabilities
	SARs	Contingent consideration payable- development and regulatory milestones	Contingent consideration payable- net sales milestones and royalties
Beginning balance as of December 31, 2018	$3,814	$257,040	$53,200
Additions	—	—	—
Change in fair value	1,961	20,360	5,600
Payments	(3,815)	—	—
Ending balance as of June 30, 2019	$1,960	$277,400	$58,800
The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended June 30, 2020 and December 31, 2019 and of the SARs liability for the period ended December 31, 2019:

June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$136,100	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0 - $381 million
			Probabilities of success	25% - 94%
			Discount rates	4.6% - 6.1%
			Projected years of payments	2021 - 2027
Contingent considerable payable- net sales milestones and royalties	$89,600	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% -94%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	12.0%
			Projected years of payments	2022 - 2039

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,186	Option-pricing model	Volatility	28.93%
			Risk free interest rate	0.19%
			Strike price	$6.76 - $30.86
			Fair value of common stock	$48.03
			Expected life	0.01 years
Contingent consideration payable- development and regulatory milestones	$290,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones	$0- $555 million
			Probabilities of success	25% - 94%
			Discount rates	2.2% - 4.7%
			Projected years of payments	2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$65,800	Option-pricing model with Monte Carlo simulation	Potential net sales milestones	$0 - $150 million
			Probabilities of success	25% - 89%
			Potential percentage of net sales for royalties	2% - 6%
			Discount rate	14.5%
			Projected years of payments	2021 - 2038
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
The following tables summarize other comprehensive income (loss) and the changes in accumulated other comprehensive items for the three and six months periods ended June 30, 2020:

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at March 31, 2020	$692	$(2,677)	$(1,985)
Other comprehensive income (loss) before reclassifications	2,718	(10,749)	(8,031)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	2,718	(10,749)	(8,031)
Balance at June 30, 2020	$3,410	$(13,426)	$(10,016)

	Unrealized Gains/(Losses) On Marketable Securities, net of tax	Foreign Currency Translation	Total Accumulated Other Comprehensive Items
Balance at December 31, 2019	$755	$(11,339)	$(10,584)
Other comprehensive income (loss) before reclassifications	2,655	(2,087)	568
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	2,655	(2,087)	568
Balance at June 30, 2020	$3,410	$(13,426)	$(10,016)

7. Accounts payable and accrued expenses
Accounts payable and accrued expenses at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Employee compensation, benefits, and related accruals	$24,861	$38,889
Consulting and contracted research	13,452	12,969
Professional fees	3,295	3,562
Sales allowance and other costs	45,848	41,155
Sales rebates and royalties	56,870	42,997
Accounts payable	15,465	10,324
Other	4,585	9,380
Total	$164,376	$159,276
8. Capitalization
In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three and six month periods ending June 30, 2020, the Company issued and sold an aggregate of 106,309 and 368,514 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.08 and $52.89 per share, respectively. During the three and six month periods ending June 30, 2020, the Company received net proceeds of $5.4 million and $19.0 million, respectively, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
As a result of the Rights Exchange Agreement, during the three and six month periods ended June 30, 2020, the Company issued 2,821,176 shares of its common stock to Participating Rightholders. The shares had a fair value of $150.5 million upon issuance.
As a result of the Censa Merger, during the three and six month periods ended June 30, 2020, the Company issued 845,364 shares of the Company's common stock to Censa security holders, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Censa Merger Agreement.

9. Net loss per share
Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares plus the effect of any dilutive potential common shares outstanding during the period.
The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Numerator
Net loss	$(181,427)		$(41,789)		$(294,114)		$(113,902)
Denominator
Denominator for basic and diluted net loss per share	65,150,780		55,912,748		63,769,958		57,113,141
Net loss per share:
Basic and diluted	$(2.78)	*	$(0.75)	*	$(4.61)	*	$(1.99)	*

*In the three and six months ended June 30, 2020 and 2019, the Company experienced a net loss and therefore did not report any dilutive share impact.
The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2020	2019
Stock Options	11,954,684	10,853,301
Unvested restricted stock awards and units	936,922	665,002
Total	12,891,606	11,518,303
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
In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering.  The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of June 30, 2020, awards for 914,406 shares of common stock are available for issuance under the 2013 Long Term Incentive Plan.
In January 2020, the Company's Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company's new hires’ employment compensation. As of June 30, 2020, awards for 442,880 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

From January 1, 2020 through June 30, 2020, the Company issued a total of 2,515,200 stock options to various employees.  Of those, 542,450 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.
A summary of stock option activity is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2019	11,043,939	$31.67
Granted	2,515,200	$50.98
Exercised	(1,034,288)	$24.21
Forfeited/Cancelled	(570,167)	$42.27
Outstanding at June 30, 2020	11,954,684	$35.84	7.48 years	$183,488
Vested or Expected to vest at June 30, 2020	5,690,848	$39.16	8.86 years	$66,986
Exercisable at June 30, 2020	5,512,252	$31.61	5.85 years	$110,222
The fair value of grants made in the six months ended June 30, 2020 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended June 30, 2020
Risk-free interest rate	0.40% - 1.45%
Expected volatility	87.50% - 89.31%
Expected term	5.75 years
The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2020 was $36.95 per share.
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
The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2020	642,419	$24.50
Granted	589,070	$49.67
Vested	(229,076)	$23.53
Forfeited	(65,491)	$36.11
Unvested at June 30, 2020	936,922	$39.97
Stock Appreciation Rights—SARs entitle the holder to receive, upon exercise, an amount of the Company's common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company's common stock over the measurement price based on the exercise date.
In May 2016, a total of 897,290 SARs were granted to non-executive employees (the "2016 SARs"). The 2016 SARs vested annually in equal installments over four years and were settled in cash on each vest date, which required the Company to remeasure the SARs at each reporting period until vesting occurs. For the six month period ended June 30, 2020, a total of 132,136 SARs vested. The last payment of the SARs liability was made in the three month period ended March 31, 2020, and accordingly, the balance of the SARS liability as of June 30, 2020 was $0.
Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (“ESPP” or the "Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company's Board of Directors. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and six month periods ended June 30, 2020, the Company recorded $0.3 million and $0.7 million in compensation expense related to the ESPP.
The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$8,562	$5,516	$16,741	$10,203
Selling, general and administrative	8,348	5,404	15,389	9,981
Total	$16,910	$10,920	$32,130	$20,184
As of June 30, 2020, there was approximately $187.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.08 years.
11. Debt
2017 Credit Facility
In May 2017, the Company entered into the Credit Agreement, which provided for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017 (the "Credit Facility"). The Company's ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and were amortized over the term of the Credit Facility. As of June 30, 2020, the Company had made loan repayments of $21.7 million on the Credit Facility. The remaining balance of the Credit Facility as of June 30, 2020 was $18.3 million, which was classified as current portion of long term debt on the consolidated balance sheet.
Borrowings under the Credit Agreement bore interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR, (with a LIBOR floor rate of 1.00%) plus 6.15%. The Company was obligated to make interest only payments (payable monthly in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, the Company was required to make monthly interest payments and monthly principal payments. The principal payments were made based on straight-line amortization of the principal over the twenty-four month period. The maturity date of the Credit Agreement was May 1, 2021, unless terminated earlier.
The Credit Facility is subject to certain financial covenants. As of June 30, 2020, the Company was in compliance with all required covenants. On July 1, 2020, the Company terminated the Credit Facility. Refer to Note 15 for further details.
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
The 2026 Convertible Notes consist of the following:

Liability component	June 30, 2020	December 31, 2019
Principal	$287,500	$287,500
Less: Debt issuance costs	(4,319)	(4,567)
Less: Debt discount, net(1)	(112,877)	(119,350)
Net carrying amount	$170,304	$163,583
(1) Included in the consolidated balance sheets within convertible senior notes (due 2026) and amortized to interest expense over the remaining life of the 2026 Convertible Notes using the effective interest rate method.
As of June 30, 2020, the remaining contractual life of the 2026 Convertible Notes is approximately 6.2 years.
The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Contractual interest expense	$1,066	$2,142
Amortization of debt issuance costs	124	248
Amortization of debt discount	3,239	6,473
Total	$4,429	$8,863
Effective interest rate of the liability component	10.2%	10.2%
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
The 2022 Convertible Notes consist of the following:

Liability component	June 30, 2020	December 31, 2019
Principal	$150,000	$150,000
Less: Debt issuance costs	(1,104)	(1,329)
Less: Debt discount, net(1)	(22,166)	(26,686)
Net carrying amount	$126,730	$121,985
(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Convertible Notes using the effective interest rate method.
As of June 30, 2020, the remaining contractual life of the 2022 Convertible Notes is approximately 2.1 years.
The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,125	$1,131	$2,244	$2,241
Amortization of debt issuance costs	114	103	225	202
Amortization of debt discount	2,295	2,074	4,520	4,055
Total	$3,534	$3,308	$6,989	$6,498
Effective interest rate of the liability component	11.0%	11.0%	11.0%	11.0%

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
Pursuant to the asset purchase agreement ("Asset Purchase Agreement") between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon has the opportunity to receive a single $50.0 million sales-based milestone.

Pursuant to the Merger Agreement with Agilis, Agilis equityholders were previously entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2%-6%. The Company was required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Merger, regardless of whether the applicable milestones have been achieved.
Pursuant to the terms of the Rights Exchange Agreement, the Participating Rightholders have canceled and forfeited their rights under the Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Merger, regardless of whether the milestones are achieved.

The Rights Exchange Agreement has no effect on the Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightholders’ rights to receive $211.6 million, in the aggregate, of the milestone payments described above. As a result, all other rights and obligations under the Merger Agreement remain in effect pursuant to their terms, including the Company’s obligation to pay up to an aggregate maximum amount of $22.4 million upon the achievement of certain development milestones (representing the remaining portion of potential development milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement after deducting the $37.6 million for which rights were canceled and forfeited pursuant to the Rights Exchange Agreement from the $40.0 million in development milestone payments that are due upon the passing of the second anniversary of the closing of the Acquisition), up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones (representing the remaining portion of potential regulatory milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement), up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Merger Agreement.

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

Subject to the terms and conditions of the Censa Merger Agreement, Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923's two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of the Company’s common stock.
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
During the three months ended June 30, 2020 and 2019, net product sales in the United States were $36.2 million and $27.6 million, respectively, consisting solely of Emflaza, and net product sales not in the United States were $39.0 million and $57.8 million, respectively, consisting of Translarna and Tegsedi. For the three months ended June 30, 2020 and 2019, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company's net product sales.
During the six months ended June 30, 2020 and 2019, net product sales in the United States were $63.6 million and $45.4 million, respectively, consisting solely of Emflaza, and net product sales not in the United States were $79.8 million and $93.0 million, respectively, consisting of Translarna and Tegsedi. For the six months ended June 30, 2020 and 2019, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company's net product sales.
The Company’s contract liabilities balances as of June 30, 2020 and as of December 31, 2019 were $7.7 million and $11.7 million, respectively. The Company did not have any contract assets as of June 30, 2020 and as of December 31, 2019. During the three and six month periods ended June 30, 2020, the Company recognized $2.0 million and $4.0 million of revenue, respectively, related to the amounts included in the contract liability balance at the beginning of the period. For the three and six month periods ended June 30, 2019, the Company did not recognize any revenues relating to the contract liability balance at the beginning of the period. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six month periods ending June 30, 2020 and 2019.
Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of June 30, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations relating to Translarna net product revenue was $7.7 million and $11.7 million, respectively. The Company expects to recognize revenue within the next one year, as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.

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
The Company is eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of June 30, 2020, the remaining potential research and development event milestones that can be received is $72.5 million. The remaining potential sales milestones as of June 30, 2020 is $325.0 million upon achievement of certain sales events. In addition, the Company is eligible to receive up to double digit royalties on worldwide annual net sales of a commercial product.
For the three months ended June 30, 2020, the Company did not recognize revenue related to the licensing and collaboration agreement with Roche. For the three months ended June 30, 2019, the Company recognized $0.1 million of revenue related to the licensing and collaboration agreement with Roche. For the six months ended June 30, 2020 and 2019, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $0.1 million and $0.1 million, respectively.

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
Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increases the cost basis for the Emflaza rights intangible asset. As of June 30, 2020 and 2019, milestone payments of $12.2 million and $8.3 million, respectively, were recorded and are included on the balance sheet within accounts payable and accrued expenses. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis.
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
For the three months ended June 30, 2020 and 2019, the Company recognized amortization expense of $8.7 million and $6.6 million, respectively, related to the Emflaza rights, Waylivra, and Tegsedi intangible assets. For the six months ended June 30, 2020 and 2019, the Company recognized amortization expense of $16.7 million and $12.7 million, respectively. The estimated future amortization of the Emflaza rights, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of June 30, 2020
2020	$17,460
2021	34,920
2022	34,920
2023	34,920
2024 and thereafter	10,094
Total	$132,314
The weighted average remaining amortization period of the definite-lived intangibles as of June 30, 2020 is 4.0 years.
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

Goodwill
As a result of the Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There were no changes to the recorded value of goodwill for the three and six month periods ended June 30, 2020.

15. Subsequent events
MidCap Credit Facility Termination
On July 1, 2020, the Company terminated the Credit Facility. In connection with the termination of the Credit Facility, the Company repaid outstanding principal and accrued interest thereunder totaling $18.4 million and paid an additional $0.6 million in termination and exit fees. All liens and security interests securing the term loan made pursuant to the Credit Facility were released upon termination.
Monetization of a Portion of Risdiplam Royalty Stream
On July 17, 2020, the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”). Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Roche’s risdiplam product and any other product (the “Products”) developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, F. Hoffman-La Roche Ltd., Hoffman-La Roche Inc. (together with F. Hoffman-La Roche Ltd, “Roche”), and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which milestone payments equal $397.5 million in the aggregate. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020, or our 2019 Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, Part I, Item 1A. (Risk Factors) of our 2019 Annual Report and Part II, Item 1A. (Risk Factors) of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, our actual results may differ materially from those anticipated in these forward-looking statements.
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

Corporate Updates
COVID-19 Impact

The global pandemic caused by a strain of novel coronavirus, COVID-19, has impacted and is continuing to impact the timing of certain of our clinical trials and regulatory submissions as well as other aspects of our business operations. In addition to our previous disclosures regarding the impact of the COVID-19 pandemic, such as those set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, the following expectations have been revised as a result of the impact or expected impact of the COVID-19 pandemic:

•As a result of the COVID-19 pandemic, our expected completion of Study 045 has been delayed as certain patients still require final study muscle biopsies. Due to the pandemic, we cannot ensure that our patients are able to safely travel to our clinical trial site at the University of California, Los Angeles, which has also experienced intermittent discontinuations of certain elective procedures, further complicating our patients' ability to have the biopsies performed. During the delay, patients are remaining on drug until the biopsies can be performed. Once the clinical trial site is open for the necessary procedures and patients are able to safely travel to the site, we expect to be able to complete the final biopsies and the data from Study 045 would be available thereafter, followed by a potential resubmission of the New Drug Application, or NDA, for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. We are continuously monitoring the situation to determine when it will be possible to safely obtain the final biopsies and we are exploring all potential options in order to have the data from Study045 be available by the end of 2020.
•Certain of the third-party development and manufacturing organizations that we contract with for analytical testing have prioritized materials and testing kits to support SARS-CoV-2 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the European Medicines Agency, or EMA, regarding our marketing authorization application, or MAA, for PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency in the EEA and we have been granted a clock stop extension to respond to the EMA’s questions. We now expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, in the first quarter of 2021.

•The COVID-19 pandemic has impacted the activities enabling the first-in-human studies for our gene therapy programs targeting Friedrich ataxia and Angelman syndrome. We continue to anticipate the filings in support of the first-in-human study for each of these programs to be delayed by at least one quarter.

•As a result of the COVID-19 pandemic, the Brazilian Ministry of Health is experiencing significant delays processing centralized group purchase orders. Almost all of our Brazilian product revenue for Translarna is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.
•To date, except as otherwise disclosed with respect to Brazil, our ability to generate revenue has not been significantly affected by the COVID-19 pandemic. However, due to travel restrictions, social distancing and the continued global uncertainty resulting from the COVID-19 pandemic, we may have difficulty identifying and accessing new patients, supporting existing patients and meeting with regulatory authorities or other governmental entities, which may negatively affect our future revenue. We continue to remotely connect with our existing patient base and have not encountered any material issues in supplying those patients.
•As previously disclosed, in response to the global uncertainty caused by the COVID-19 pandemic, we are continuing to prioritize our expenses where we deem appropriate and strategically positioning our capital allocation.
The COVID-19 pandemic and responsive measures thereto may result in further negative impacts, including additional delays in our clinical and regulatory activities and further fluctuations in our revenue. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects. For additional information, see “Item 1A. Risk Factors - We face risks related to health epidemics and other widespread outbreaks of contagious disease, which are, and may continue to, delay our ability to complete our ongoing clinical trials and initiate future clinical trials, disrupt regulatory activities and have other adverse effects on our business and operations, including the novel coronavirus (COVID-19) pandemic, which has disrupted, and may continue to disrupt, our operations and may significantly impact our operating results. In addition, this pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.”

PTC299 for COVID-19
In June 2020, the FDA authorized the initiation of a Phase 2/3 clinical trial evaluating PTC299, a dihydroorotate dehydrogenase inhibitor that we have also been developing in oncological indications, as a potential treatment for COVID-19. PTC299 is an oral investigational drug with a novel dual-mechanism of action that we believe has the potential to address the two critical elements of COVID-19: (i) the high viral replication and (ii) the uncontrolled inflammatory response that ensues after infection. The integrated Phase 2/3 study, which is being completed in two stages, will evaluate the efficacy and safety of PTC299 in patients hospitalized with SARS-CoV-2 infection. The primary objective of the study is to evaluate the clinical efficacy of PTC299 compared with placebo assessed by time to respiratory improvement in adult individuals hospitalized with COVID-19. We expect Stage 1 of the clinical trial to be completed in the second half of 2020 and we anticipate reporting top-line results from both stages in the first half of 2021.
Agilis Rights Exchange Agreement

On April 29, 2020, we, certain of the former equityholders of Agilis Biotherapeutics, Inc., or Agilis, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Exchange Agreement, or the Rights Exchange Agreement. Pursuant to the Rights Exchange Agreement, we issued 2,821,176 shares of our common stock, or the Common Stock Consideration, and paid $36.9 million, or the Cash Consideration, in the aggregate, to such former equityholders of Agilis, or the Participating Rightholders, in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agreement and Plan of Merger, or the Merger Agreement, by and among us, Agility Merger Sub, Inc., Agilis, and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, dated as of July 19, 2018, pursuant to which we acquired Agilis in 2018, or the Merger.

Pursuant to the terms of the Rights Exchange Agreement, the Participating Rightholders have canceled and forfeited their rights under the Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Merger, regardless of whether the milestones are achieved.

The Rights Exchange Agreement has no effect on the Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightholders’ rights to receive $211.6 million, in the aggregate, of the milestone payments described above. As a result, all other rights and obligations under the Merger Agreement remain in effect pursuant to their terms, including our obligation to pay up to an aggregate maximum amount of $22.4 million upon the achievement of certain development milestones (representing the remaining portion of potential development milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement after deducting the $37.6 million for which rights were canceled and forfeited pursuant to the Rights Exchange Agreement from the $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Merger), up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones (representing the remaining portion of potential regulatory milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement), up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Merger Agreement.
Acquisition of Censa Pharmaceuticals, Inc.
On May 29, 2020, we acquired Censa Pharmaceuticals, Inc., or Censa, pursuant to an Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, or the Censa Merger.
Upon the closing of the Censa Merger, we paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa's opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock. Subject to the terms and conditions of the Censa Merger Agreement, Censa securityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of PTC923 and sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923. Pursuant to the Censa Merger Agreement, we have the option to pay the initial $30.0 million development milestone, if achieved, in cash or shares of our common stock.
In connection with the Censa Merger, we acquired PTC923, an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. PTC923 has been pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including phenylketonuria, or PKU. PKU is an inborn error of metabolism caused predominantly by mutations in the phenylalanine hydroxylase gene resulting in toxic buildup of the amino acid phenylalanine, or Phe, in the brain, and, if left untreated, severe and irreversible disabilities such as permanent intellectual disability, seizures, delayed development, behavioral problems and possibly psychiatric disorders can occur. In December 2019, Censa announced that the Phase 2 trial for PTC923 as a potential treatment for PKU met is primary and secondary endpoints, achieving statistically-significant and clinically-meaningful reduction in blood Phe levels compared to both baseline and an active control group. We expect to initiate a Phase 3 trial for PTC923 for PKU in 2021.
Monetization of a Portion of Risdiplam Royalty Stream
On July 17, 2020, we, RPI 2019 Intermediate Finance Trust, or RPI, and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a Royalty Purchase Agreement, or the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we sold to RPI 42.933%, or the Assigned Royalty Payment, of our right to receive sales-based royalty payments, or Royalty, on worldwide net sales of Roche’s risdiplam product and any other product developed pursuant to the License and Collaboration Agreement, or the License Agreement, dated as of November 23, 2011, by and among us, F. Hoffman-La Roche Ltd., Hoffman-La Roche Inc., or, together with F. Hoffman-La Roche Ltd, Roche, and, for the limited purposes set forth therein, the SMA Foundation under our SMA program. In consideration for the sale of the Assigned Royalty Payments, RPI paid us $650.0 million in cash consideration. We have retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which milestone payments equal to $397.5 million in the aggregate. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received one billion three hundred million U.S. dollars in respect of the Assigned Royalty Payments.
Global Commercial Footprint
Global DMD Franchise
We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. In June 2020, the CHMP recommended to remove the statement “efficacy has not been demonstrated in non-ambulatory patients” from the product label for Translarna. The CHMP's opinion is subject to final approval by the European Commission, which is typically provided within two months of the CHMP's recommendation. During the quarter ended June 30, 2020, we recognized $38.6 million in net sales from Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended June 30, 2020, we recognized $36.2 million in net sales from Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2020, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2021. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2022.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We intend to follow the FDA’s recommendation and will collect, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, which we initiated in the fourth quarter of 2018. As a result of the COVID-19 pandemic, our expected completion of Study 45 has been delayed as certain patients still require final study muscle biopsies. Once the clinical trial site is open for the necessary procedures and patients are able to safely travel to the site, we expect to be able to complete the final biopsies and the data from Study 045 would be available thereafter, followed by a potential re-submission of an NDA. Additionally, should a re-submission of an NDA receive accelerated approval, the Office of New Drugs stated that Study 041, which is currently enrolling, could serve as the confirmatory post-approval trial required in connection with the accelerated approval framework.

There is substantial risk that Study 045, or any other studies we may use to collect the dystrophin data, will not provide the necessary data to support a marketing approval for Translarna for the treatment of nmDMD in the U.S.

LATAM Commercialization

We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, EU and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the European Union, or EU, for the treatment of familial chylomicronemia syndrome, or FCS. We filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in 2021.

Diversified Development Pipeline
Gene Therapy Platform
We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate initiating the BLA submission to the FDA in the second half of 2020. In January 2020, we submitted an MAA for PTC-AADC for the treatment of AADC deficiency in the EEA to the EMA and we expect an opinion from the CHMP in the first quarter of 2021.

Splicing Platform
We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The lead compound in the SMA program is risdiplam (RG7916, RO7034067). Roche submitted an NDA for risdiplam to the FDA in the fourth quarter of 2019. In April 2020, we announced that the FDA extended the Prescription Drug User Fee Act, or PDUFA, date for a decision from May 24, 2020 to August 24, 2020. Roche submitted additional data to the FDA including comprehensive data from the SUNFISH part 2 study to help provide access to risdiplam for a broad range of people living with SMA, triggering this extension. Risdiplam is expected to be indicated in the United States for SMA type 1, 2 and 3 patients, if approved. Roche anticipates submitting an MAA for risdiplam for the treatment of SMA in the EEA imminently.

Bio-e Platform

In 2019, we acquired substantially all of the assets of BioElectron Technology Corporation, or BioElectron, including certain compounds that we have begun to develop as part of our Bio-e platform, pursuant to an asset purchase agreement by and between us and BioElectron, dated October 1, 2019. The two most advanced molecules in our Bio-e platform are vatiquinone, formerly known as PTC743, and PTC857. We expect to initiate a potential registrational Phase 2 placebo-controlled trial of vatiquinone in approximately 60 children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020. We also expect to initiate a potential registrational Phase 3 trial of vatiquinone in approximately 100 patients with Friedrich ataxia in the fourth quarter of 2020. In the second quarter of 2020, we initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. We expect data from the single ascending dose and multiple ascending dose studies from the Phase 1 trial to be available by the end of 2020.

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

To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, our offering of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, and, together with the 2022 Convertible Notes, the Convertible Notes, our public offerings of common stock in February 2014, in October 2014, in April 2018, in January 2019, and in September 2019, the common stock issued in our “at the marketing offering”, our initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, our credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have generated revenue from net sales of Emflaza for the treatment of DMD in the United States.
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
The Credit Agreement provided for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. As of June 30, 2020, we made loan repayments of $21.7 million on the Credit Agreement. On July 1, 2020, we terminated the Credit Agreement and repaid outstanding principal and accrued interest thereunder totaling $18.4 million and paid an additional $0.6 million in termination and exit fees. All liens and security interests securing the term loan made pursuant to the Credit Agreement were released upon termination.
In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the twelve month period ending December 31, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by us. During the six month period ending June 30, 2020, we issued and sold an aggregate of 368,514 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $52.89 per share. We received net proceeds of $19.0 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

As of June 30, 2020, we had an accumulated deficit of $1,484.8 million. We had a net loss of $294.1 million and $113.9 million for the six month periods ended June 30, 2020 and 2019, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our gene therapy, splicing, Bio-e and oncology programs, our studies of PTC923 for PKU and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are also preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate initiating the BLA submission to the FDA in the second half of 2020. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. Prior to termination, we made cash payments on a monthly basis in arrears under our Credit Agreement. On April 29, 2020, pursuant to the Rights Exchange Agreement, we paid $36.9 million as partial consideration to the Participating Rightholders in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Merger Agreement. We are still required to pay an additional $2.4 million in development milestone payments upon the passing of the second anniversary of the closing of the Agilis acquisition, August 23, 2020, regardless of whether the applicable milestones have been achieved. In addition, Akcea is eligible to receive from us an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA, the determination for which we expect to potentially occur, subject to potential delays in the review process related to the COVID-19 pandemic, in 2021. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.
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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended June 30, 2020 and 2019, net product sales outside of the United States were $39.0 million and $57.8 million respectively, and net product sales in the United States were $36.2 million and $27.6 million respectively. For the six months ended June 30, 2020 and 2019, net product sales outside of the United States were $79.8 million and $93.0 million, respectively, and net product sales in the United States were $63.6 million and $45.4 million, respectively.
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
Roche and the SMA Foundation Collaboration.  In November 2011, we entered into the License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of June 30, 2020, we had received a total of $62.5 million in milestone payments and no royalties on net sales pursuant to the License Agreement. As of June 30, 2020, the remaining potential research and development event milestones that can be received is $72.5 million. The remaining potential sales milestones as of June 30, 2020 is $325.0 million upon achievement of certain sales events.
Pursuant to the Royalty Purchase Agreement, we sold to RPI the Assigned Royalty Payment in consideration for $650.0 million. We have retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which milestone payments equal $397.5 million in the aggregate. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received one billion three hundred million U.S. dollars in respect of the Assigned Royalty Payments.
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
We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our gene therapy, splicing, Bio-e and oncology programs, our studies of PTC923 for PKU, our studies of PTC299 for COVID-19, our studies of Translarna for additional indications, and performance of our FDA post-marketing requirements with respect to Emflaza in the United States. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following tables provide research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$15,427	$19,021
PTC923	53,587	—
Gene Therapy	68,567	14,305
Bio-e	8,800	—
Oncology	7,030	5,833
Emflaza	4,717	7,381
Other research and preclinical	18,397	13,439
Total research and development	$176,525	$59,979

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$52,735	$34,778
PTC923	53,587	—
Gene Therapy	105,349	25,740
Bio-e	14,356	—
Oncology	12,844	13,204
Emflaza	9,918	13,382
Other research and preclinical	17,843	25,440
Total research and development	$266,632	$112,544
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
During the three and six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

Results of operations
Three months ended June 30, 2020 compared to three months ended June 30, 2019
The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change 2020 vs. 2019
(in thousands)	2020	2019
Net product revenue	$75,239	$85,476	$(10,237)
Collaboration and grant revenue	—	46	(46)
Cost of product sales, excluding amortization of acquired intangible asset	5,304	3,211	2,093
Amortization of acquired intangible asset	8,731	6,575	2,156
Research and development expense	176,525	59,979	116,546
Selling, general and administrative expense	53,659	49,215	4,444
Change in the fair value of deferred and contingent consideration	7,680	5,300	2,380
Settlement of deferred and contingent consideration	10,613	—	10,613
Interest expense, net	(5,379)	(2,074)	(3,305)
Other income (expense), net	11,309	(183)	11,492
Income tax expense	(84)	(774)	690
Net product revenues. Net product revenues were $75.2 million for the three months ended June 30, 2020, a decrease of $10.2 million, or 12%, from $85.5 million for the three months ended June 30, 2019. The decrease in net product revenue was due to the decrease in net product sales of Translarna primarily related to a delay in the anticipated timing of a group purchase order from Brazil. Due to the impact of the COVID-19 pandemic, there was an administrative delay by the Brazilian Ministry of Health in receiving the centralized Translarna group purchase order. The second quarter of 2019 included a material group purchase order from Brazil. This decrease was partially offset by an increase in net product sales of Emflaza. The increase in net product sales of Emflaza was due to new patient prescriptions and continued operational improvements and efficiencies in our commercial business.

Collaboration and grant revenues. Collaboration and grant revenues remained relatively flat at $0.0 million for the three months ended June 30, 2020 and the three months ended June 30, 2019. Collaboration and grant revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $5.3 million for the three months ended June 30, 2020, an increase of $2.1 million, or 65%, from $3.2 million for the three months ended June 30, 2019. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our intangible assets was $8.7 million for the three months ended June 30, 2020, an increase of $2.2 million, or 33%, from $6.6 million for the three months ended June 30, 2019. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively.
Research and development expense. Research and development expense was $176.5 million for the three months ended June 30, 2020, an increase of $116.5 million, or 194%, from $60.0 million for the three months ended June 30, 2019. The increase in research and development expenses includes $53.6 million in acquisition related and other expenses from the Censa Merger, $41.2 million related to our commercial manufacturing service agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency. The increase also reflects additional costs associated with advancing the gene therapy and Bio-e platforms and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $53.7 million for the three months ended June 30, 2020, an increase of $4.4 million, or 9%, from $49.2 million for the three months ended June 30, 2019. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $7.7 million for the three months ended June 30, 2020, an increase of $2.4 million, or 45%, from $5.3 million for the three months ended June 30, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Settlement of deferred and contingent consideration. Settlement of deferred and contingent consideration was $10.6 million for three months ended June 30, 2020. The settlement of deferred and contingent consideration is related to a loss upon the settlement of the deferred and contingent consideration liabilities as a result of the Rights Exchange Agreement with certain former equityholders of Agilis, whereby we exchanged their pro rata share of specific future cash milestone payments in the aggregate amount of $225.0 million for a mixture of cash and equity. We paid $36.9 million in cash and issued 2,821,176 shares of common stock in exchange for the cancellation and forfeiture of the participating shareholders' rights to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Merger, regardless of whether the milestones are achieved.
Interest expense, net.  Interest expense, net was $5.4 million for the three months ended June 30, 2020, an increase of $3.3 million, or 159%, from $2.1 million for the three months ended June 30, 2019.  The increase in interest expense, net was primarily due to interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement, partially offset by interest income from our investments.
Other income (expense), net. Other income was $11.3 million for the three months ended June 30, 2020, an increase of $11.5 million, or over 100%, from other expense of $0.2 million for the three months ended June 30, 2019. The increase in other income (expense), net resulted primarily from a foreign exchange gain from the remeasurement of our intercompany loan, and an unrealized gain on our convertible debt security in ClearPoint Neuro, Inc. of $2.1 million.

Income tax expense. Income tax expense was $0.1 million for the three months ended June 30, 2020 compared to income tax expense of $0.8 million for the three months ended June 30, 2019. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Change 2020 vs. 2019
(in thousands)	2020	2019
Net product revenue	$143,435	$138,530	$4,905
Collaboration and grant revenue	63	575	(512)
Cost of product sales, excluding amortization of acquired intangible asset	9,389	5,587	3,802
Amortization of acquired intangible asset	16,679	12,652	4,027
Research and development expense	266,632	112,544	154,088
Selling, general and administrative expense	111,869	89,760	22,109
Change in the fair value of deferred and contingent consideration	8,580	26,460	(17,880)
Settlement of deferred and contingent consideration	10,613	—	10,613
Interest expense, net	(11,021)	(4,362)	(6,659)
Other expense, net	(2,523)	(292)	(2,231)
Income tax expense	(306)	(1,350)	1,044
Net product revenues. Net product revenues were $143.4 million for the six months ended June 30, 2020, an increase of $4.9 million, or 4%, from $138.5 million for the six months ended June 30, 2019. The increase in net product revenue was primarily due to the increase in net product sales of Emflaza. The increase in net product sales of Emflaza was due to new patient prescriptions and continued operational improvements and efficiencies in our commercial business. This increase was partially offset by a decrease in net product sales of Translarna, primarily related to a delay in the anticipated timing of a group purchase order from Brazil. Due to the impact of the COVID-19 pandemic, there was an administrative delay by the Brazilian Ministry of Health in receiving the centralized Translarna group purchase order. The second quarter of 2019 included a material group purchase order from Brazil.
Collaboration and grant revenues. Collaboration and grant revenues were $0.1 million for the six months ended June 30, 2020 , a decrease of 0.5 million, or 89%, from $0.6 million for the six months ended June 30, 2019. The decrease in collaboration and grant revenues is related to our ongoing collaboration arrangements.
Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $9.4 million for the six months ended June 30, 2020, an increase of $3.8 million, or 68%, from $5.6 million for the six months ended June 30, 2019. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon and costs associated with Emflaza and Translarna product sold during the period.
Amortization of acquired intangible asset. Amortization of our intangible assets was $16.7 million for the six months ended June 30, 2020, an increase of $4.0 million, or 32%, from $12.7 million six months ended June 30, 2019. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively.
Research and development expense. Research and development expense was $266.6 million for the six months ended June 30, 2020, an increase of $154.1 million, or 137%, from $112.5 million for the six months ended June 30, 2019. The increase in research and development expenses includes $53.6 million in acquisition related and other expenses from the Censa Merger and $41.2 million related to our commercial manufacturing service agreement with MassBio related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency. The increase also reflects additional costs associated with advancing the gene therapy and Bio-e platforms and increased investment in research programs as well as advancement of the clinical pipeline.
Selling, general and administrative expense. Selling, general and administrative expense was $111.9 million for the six months ended June 30, 2020, an increase of $22.1 million, or 25%, from $89.8 million for the six months ended June 30, 2019. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio.
Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $8.6 million for the six months ended June 30, 2020, a decrease of $17.9 million, or 68%, from $26.5 million for the six months ended June 30, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.
Settlement of deferred and contingent consideration. Settlement of deferred and contingent consideration was $10.6 million for six months ended June 30, 2020. The settlement of deferred and contingent consideration is related to a loss upon the settlement of the deferred and contingent consideration liabilities as a result of the Rights Exchange Agreement with certain former equityholders of Agilis, whereby we exchanged their pro rata share of specific future cash milestone payments in the aggregate amount of $225.0 million for a combination of cash and equity. We paid $36.9 million in cash and issued 2,821,176 shares of common stock in exchange for the cancellation and forfeiture of the participating shareholders' rights to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Merger, regardless of whether the milestones are achieved.
Interest expense, net.  Interest expense, net was $11.0 million for the six months ended June 30, 2020 , an increase of $6.7 million, or 153%, from $4.4 million for the six months ended June 30, 2019.  The increase in interest expense, net was primarily due to interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement, partially offset by interest income from our investments.
Other expense net. Other expense, net was $2.5 million for the six months ended June 30, 2020, an increase of $2.2 million, or over 100%, from other expense, net of $0.3 million for the six months ended June 30, 2019. The increase in other expense, net resulted primarily from unrealized losses on our equity investment and convertible debt security in ClearPoint Neuro, Inc. of $1.6 million and $0.7 million, respectively, Agilis Rights Exchange transaction fees of $2.0 million, and a foreign exchange loss from the remeasurement of our intercompany loan.
Income tax expense. Income tax expense was $0.3 million for the six months ended June 30, 2020 compared to income tax expense of $1.4 million for the six months ended June 30, 2019. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. We are paying minimum income taxes in the United States because of incurred losses in the various state jurisdictions.
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

We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offering” of our common stock, proceeds from the Royalty Purchase Agreement, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.
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
On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which provides for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by us on May 5, 2017. Our ability to draw on the remaining $20.0 million under the senior secured term loan facility expired on December 31, 2018. The facility was structured to require only monthly interest payments for the initial two years with principal amortization beginning in years three and four. The facility bore interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%, as well as additional upfront and administrative fees and expenses. On July 1, 2020, we terminated the Credit Agreement with MidCap Financial.
In August 2019, we entered into the Sales Agreement, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the twelve month period ending December 31, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by us. During the six month period ending June 30, 2020, we issued and sold an aggregate of 368,514 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $52.89 per share. We received net proceeds of $19.0 million after deducting underwriting discounts and commissions and other offering expenses payable by us.
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
In July 2020, we entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we sold to RPI the Assigned Royalty Payment in consideration for $650.0 million.
Cash flows
As of June 30, 2020, we had cash, cash equivalents and marketable securities of $498.9 million.
The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash (used in) provided by:
Operating activities	(156,364)	(72,931)
Investing activities	40,783	(188,669)
Financing activities	(14,428)	228,571
Net cash used in operating activities was $156.4 million for the six months ended June 30, 2020 and $72.9 million for the six months ended June 30, 2019. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.
Net cash provided by investing activities was $40.8 million for the six months ended June 30, 2020. Cash provided by investing activities for the six months ended June 30, 2020 was primarily related to net sales and redemptions of marketable securities.

Net cash used in investing activities was $188.7 million for the six months ended June 30, 2019 and was primarily related to net purchases of marketable securities.
Net cash used in financing activities was $14.4 million for the six months ended June 30, 2020. Cash used in financing activities for the six months ended June 30, 2020 was primarily attributable to payments on our deferred consideration obligation, our finance lease principal, and our senior secured term loan, partially offset by proceeds from our at the market equity offering and the exercise of options. Cash provided by financing activities was $228.6 million for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to our equity offering in January 2019 and the exercise of options.
Funding requirements
We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our gene therapy, splicing, Bio-e and oncology programs, our studies of PTC923 for PKU and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate initiating the BLA submission to the FDA in the second half of 2020. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.
In addition, our expenses will increase if and as we:
•seek to satisfy contractual and regulatory obligations we assumed in connection with the Agilis acquisition;
•seek to satisfy contractual and regulatory obligations in conjunction with the Akcea Agreement;
•satisfy contractual and regulatory obligations that we assumed through our other acquisitions and collaborations;
•execute our commercialization strategy for our products and product candidates that may receive marketing authorization;
•are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
•utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
•initiate or continue the research and development of our gene therapy, splicing, Bio-e and oncology programs, our studies of PTC923 for PKU, our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
•seek to discover and develop additional product candidates;
•seek to expand and diversify our product pipeline through strategic transactions;
•maintain, expand and protect our intellectual property portfolio; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.
We believe that our cash flows from product sales, together with existing cash and cash equivalents, our offerings of the Convertible Notes, public offerings of common stock, our “at the market offering” of our common stock, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:

•our ability to commercialize and market our products and product candidates that may receive marketing authorization;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
•our ability to maintain the marketing authorization for our products, including in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
•the costs, timing and outcome of Study 041;
•the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
•our ability to maintain orphan exclusivity in the United States for Emflaza and successfully completing all post-marketing requirements with respect to Emflaza and any other products;
•the progress and results of activities under our gene therapy, splicing, Bio-e and oncology programs, our studies of PTC923 for PKU and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
•the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;
•the costs, timing and outcome of regulatory review of our gene therapy, splicing, Bio-e and oncology programs, PTC923 for PKU, PTC299 for COVID-19 and Translarna for additional indications and in other territories;
•unexpected decreases in revenue or increase in expenses resulting from the COVID-19 pandemic;
•our ability to utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
•our ability to satisfy our obligations under the indentures governing the Convertible Notes;
•the timing and scope of growth in our employee base;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our gene therapy, splicing, Bio-e and oncology programs, PTC923 for PKU, PTC299 for COVID-19 and Translarna for additional indications;
•revenue received from commercial sales of our products or any of our product candidates;
•our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
•the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
•the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
•the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisition of Emflaza, our acquisition of Agilis, our licensing of Tegsedi and Waylivra, our acquisition of our Bio-e platform and our acquisition of Censa; and
•our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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
Contractual obligations
During the period ended June 30, 2020, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our 2019 Annual Report on Form 10-K, other than as disclosed below.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations, not yet commenced (1)	$111,527	$5,387	$13,419	$13,961	$78,760
Operating lease obligations (2)	25,034	3,361	6,976	7,329	7,368
Finance lease obligations (3)	39,000	6,000	6,000	6,000	21,000
Total contractual obligations	$175,561	$14,748	$26,395	$27,290	$107,128
(1) Obligations stem from our lease agreement entered into with Bristol-Myers Squibb Company in August 2019 relating to the lease of approximately 185,000 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. On March 25, 2020, we entered into an amendment increasing the rented space to approximately 220,500 square feet. The rental term of the lease commenced on July 1, 2020 and is accordingly reflected as not yet commenced as of June 30, 2020.  (2) Obligations stem from our lease agreement entered into with COE Bridgewater LLC on March 20, 2020 relating to the lease of office and laboratory space located in Bridgewater, New Jersey. This lease replaced our existing lease on the property beginning on May 1, 2020 and includes additional rental property of approximately 59,000 square feet.
(3) Obligations stem from a commercial manufacturing service agreement entered into with MassBio on June 19, 2020, for a term of 12.5 years. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our AADC program. We concluded that the agreement contains an embedded lease as we control the use of the four dedicated rooms and the equipment therein. As the present value of the facilities exceed the fair value, we determined that it is a finance lease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the period ended June 30, 2020, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Other than as set forth below there have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2019.
We face risks related to health epidemics and other widespread outbreaks of contagious disease, which are, and may continue to, delay our ability to complete our ongoing clinical trials and initiate future clinical trials, disrupt regulatory activities and have other adverse effects on our business and operations, including the novel coronavirus (COVID-19) pandemic, which has disrupted, and may continue to disrupt, our operations and may significantly impact our operating results. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.
Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus, COVID-19, causing respiratory illness emerged in the city of Wuhan in the Hubei province of China. Since that time, multiple other countries throughout the world, including the United States, have been affected by the spread of the virus. To date, responsive measures such as social distancing, travel bans and quarantines have been put into place in many countries throughout the world, including the United States. These responsive measures have had a significant impact, both direct and indirect, on business and commerce worldwide, as worker shortages have occurred, supply chains have been disrupted and facilities and production have been suspended or curtailed.

The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. We continue to monitor the global spread and response of international, national and local authorities of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for our business and the safety of our employees and our business. While we expect the pandemic to continue to have an adverse effect on our business and operations, and the pandemic may have an adverse effect on our financial conditions and results of operations, we are unable to predict the extent or nature of the future progression of the outbreak or its effects on our business, operations, financial condition and results of operations at this time.

Furthermore, we have clinical trial sites located in countries that have been affected by COVID-19 that have been and may continue to be disrupted, including the United States. The disruption of our clinical trial sites is having an adverse impact on our clinical trial plans and timelines. For example, we initiated Study 045 in the fourth quarter of 2018 to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. We intend to use the data from Study 045 in support of our potential NDA resubmission for Translarna for the treatment of nmDMD. As a result of the COVID-19 pandemic, we cannot ensure that our patients are able to safely travel to our clinical trial site at the University of California, Los Angeles, which has also experienced intermittent discontinuations of certain elective procedures, further complicating our patients' ability to have final study muscle biopsies performed. During the delay, patients are remaining on drug until the biopsies can be performed. Once the clinical trial site is open for the necessary procedures and patients are able to safely travel to the site, we expect to complete the final biopsies and the data from Study 045 would be available thereafter, followed by a potential re-submission of an NDA, however, the current pandemic may cause additional unforeseen delays. Other clinical trial sites as well as significant suppliers and manufacturing located in countries that have been affected by COVID-19 may also be disrupted, which may affect our ability to procure items that are essential for our research and development activities and may cause disruptions. The response to the COVID-19 pandemic may redirect resources with respect to regulatory matters in a way that would adversely impact our ability to progress regulatory approval. We may also choose to redirect our own resources in a way that may adversely impact or delay certain of our programs. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.
We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruption of our clinical trials, suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and further delays with respect to regulatory approvals or the commercialization of any current or future products. Such events may materially and adversely affect our business operations and financial condition. Additionally, the pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.
We face risks related to the development of PTC299 as a potential treatment for COVID-19 and we may ultimately be unsuccessful in developing a treatment for the virus in a timely manner or at all. Even if we are able to produce a drug that successfully treats the virus, there is significant competition in the search for a treatment for COVID-19 and our product may not be the only effective treatment.

In June 2020, the FDA authorized the initiation of a Phase2/3 clinical trial evaluating PTC299 as a potential treatment for COVID-19. Our clinical trial for PTC299 may reveal unfavorable characteristics, including safety concerns, and may not demonstrate efficacy. We cannot be certain that the planned Phase 2/3 clinical trial will be sufficient to enable us to obtain marketing approval of PTC299 for the treatment of COVID-19, and we may need to conduct additional clinical trials before we are able to apply for marketing approval. Additionally, the FDA and other regulators may not agree with our interpretation of the results of the clinical data from our trial. If we are unable to successfully complete our clinical trial, if the results of this clinical trial are not positive or are only modestly positive, or if there are safety concerns, we may be unable to produce a drug that successfully treats COVID-19 and receives regulatory approval in a timely manner, if at all.

The timing and success of our clinical trial of PTC299 for the treatment of patients with COVID-19 will depend on our ability to enroll patients in the trial. Our inability to enroll a sufficient number of patients could result in significant delays or could require us to abandon the trial and development of PTC299 for the treatment of COVID-19 altogether. Patient enrollment may be affected by the availability of commercially available treatments and other ongoing clinical trials. There is significant competition, including from other companies and governmental organizations, to find a treatment for COVID-19. Many of these entities have substantially greater resources, including capital and personnel, than we do, and these entities may be further ahead in pursuit of a treatment than we are. As a result, even if we are able to sufficiently enroll our clinical trial and produce an effective treatment for COVID-19, there is no guarantee that we will have the only effective treatment for COVID-19 or that we will be able to commercialize our product prior to our competitors.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated May 5, 2020, by and among PTC Therapeutics, Inc., Hydro Merger Sub, Inc., Censa Pharmaceuticals Inc. and, solely in its capacity as securityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 6, 2020)

10.1†	License Agreement dated as of February 8, 2016, as amended, by and between Shiratori Pharmaceutical Co. Ltd. and Censa Pharmaceuticals Inc.
10.2†
Royalty Purchase Agreement, dated as of July 17, 2020, by and among PTC Therapeutics, Inc., RPI 2019 Intermediate Finance Trust, and, solely for the limited purposes set forth therein, Royalty Pharma PLC

10.3+	Employment Agreement, as amended, between the Registrant and Matthew Klein
10.4+	Employment Agreement, as amended, between the Registrant and Eric Pauwels
10.5†
Rights Exchange Agreement, by and among PTC Therapeutics, Inc., the Rightholders set forth therein, and, for the limited purposes set forth therein, Shareholder Representatives Services LLC, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 30, 2020)

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

PTC THERAPEUTICS, INC.

Date: August 5, 2020	By:	/s/ Emily Hill
Emily Hill
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)