Form 10-K
period 2020-12-31
PTC THERAPEUTICS, INC.
filed 2021-02-25
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,923,373,633. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

As of February 23, 2021, the registrant had 70,322,320 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
●	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to our gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or PTC-AADC, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	our ability to maintain our marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	our ability to enroll, fund, and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the EMA’s deadline;
●	the anticipated period of market exclusivity for Emflaza for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act;
●	our ability to utilize the dystrophin results from Study 045 and the totality of existing clinical and real-world data or, alternatively, data from Study 041 to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	our expectations with respect to the development, regulatory and commercial status of EvrysdiTM (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	the timing and scope of our commercialization of our products and product candidates;

●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs, or EAP programs, for our products on adequate terms, or at all;
●	our expectations and the potential financial impact and benefits related to our Collaboration and Licensing Agreement with Akcea Therapeutics, Inc., or Akcea, including with respect to the timing of regulatory approval of TegsediTM (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to contingent payments to Akcea based on the potential achievement of certain regulatory milestones and royalty payments by us to Akcea based on our potential achievement of certain net sales thresholds;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our product and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the potential impact that funding and completion of Study 041 may have on our revenue growth;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to establish and grow our manufacturing capabilities for our gene therapy platform;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the indenture governing our 3.00% convertible senior notes due August 15, 2022 and under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position;

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly under the heading “Summary of Risk Factors” and the risk factors detailed further in Part I, Item 1A. Risk Factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A. Risk Factors, of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities Exchange Commission, before making an investment decision regarding our common stock. The forward-looking statements discussed above are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Summary of Risk Factors

●	We face risks related to the COVID-19 pandemic;
●	We may fail to obtain regulatory approval for PTC-AADC for the treatment of AADC deficiency within our expected timeline or at all;
●	We could experience manufacturing problems, shortages of raw materials or failure of our key suppliers with respect to our gene therapy product candidates;
●	We have no experience manufacturing gene therapy products on our own and could encounter problems and delays in establishing our biologics manufacturing facility;
●	The process for administering PTC-AADC is complex and includes specific specialized requirements that could delay or prevent the regulatory approval and commercialization of PTC-AADC for the treatment of AADC deficiency;
●	Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future;
●	Our gene therapy product candidates and the process for administering such product candidates may cause undesirable side effects or have other negative properties;
●	Our gene therapy approach may be perceived as unsafe or may result in unforeseen adverse events;
●	Failure to obtain or maintain adequate insurance coverage and reimbursement for our products and product candidates could limit our ability to market those products and decrease our ability to generate product revenue;
●	We may be unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products;
●	The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is limited to ambulatory patients aged two years and older located in the EEA and is also subject to annual reassessment of the benefit-risk balance by the EMA as well as the specific obligation to conduct Study 041, and may be varied, suspended or withdrawn by the European Commission if we fail to satisfy those requirements;
●	There is substantial risk that we will not be able to utilize the dystrophin results from Study 045 and the totality of existing clinical and real-world data or, alternatively, data from Study 041 to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	There is substantial risk that regulators in regions where we have not yet sought or are currently seeking marketing authorization will not agree with the results from our clinical trials and existing real-world data for Translarna for the treatment of nmDMD;
●	The clinical trials of our products or our product candidates may fail to demonstrate safety and efficacy to the satisfaction of regulators;
●	We or our collaborators may experience any of a number of possible unforeseen events in connection with clinical trials related to our products and product candidates;
●	Because we are often developing products and product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable;

●	We may experience delays or difficulties in the enrollment of patients in our clinical trials;
●	We may identify serious adverse side effects during the development or further development of any product or product candidate;
●	Our product candidates may be subject to marketing and distribution restrictions;
●	Our products and product candidates may fail to achieve market acceptance in the medical community;
●	We may be unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates;
●	A substantial portion of our commercial sales currently occurs in territories outside of the United States;
●	We face substantial competition;
●	Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives;
●	We have incurred significant losses since our inception and expect to continue to incur significant operating expenses for the foreseeable future. We may need additional funding and we may never generate profits from operations or maintain profitability;
●	We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our business and dilute our stockholders’ ownership;
●	We may not be able to comply with applicable laws and regulations for our products or product candidates;
●	We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU;
●	We may fail to maintain non-patent market exclusivity periods under the Hatch-Waxman Act and the Orphan Drug Act to commercialize Emflaza for the treatment of DMD in the United States;
●	Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may negatively affect our business;
●	We may fail to properly allocate our limited resources;
●	We contract with third parties for the supply, manufacture and distribution of our products and our product candidates and these third parties may encounter issues that affect our business;
●	We rely on third parties to conduct our preclinical and clinical trials and other essential services;
●	We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates;
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security;
●	We may be subject to product liability lawsuits;
●	We may be unable to retain our key executives;
●	We may encounter difficulties in managing our growth as a company;
●	We may be unable to obtain or maintain patent protection for our technology and products;
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property or in connection with allegations that we are infringing on third party intellectual property rights;
●	Without patent protection, our marketed products may face generic competition;
●	We may not obtain or maintain adequate trademark protection for our brand names;
●	Our rights to develop and commercialize PTC-AADC and our other potential gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others;
●	We may not have sufficient cash flow from our business to make payments on our debt;
●	The price of our common stock may be volatile and fluctuate substantially; and
●	The issuance of additional shares of our common stock or the sale of shares of our common stock by our stockholders could dilute our stockholders’ ownership interest.

PART I

Item 1.   Business

Overview

We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to globally commercialize products is the foundation that drives our continued investment in a robust diversified pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need. The Company’s strategy is to leverage its strong scientific expertise and global commercial infrastructure to maximize value for its patients and other stakeholders.

Our Pipeline

We have a portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology. Below is a summary of our more advanced programs as of the date of this report, including those with our strategic partners:

●	Global Commercial Footprint
o	Global DMD Franchise – We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.
o	TegsediTM (inotersen) and WaylivraTM (volanesorsen) – We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, European Union, or the EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the EU, for the treatment of familial chylomicronemia syndrome, or FCS. We filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in the third quarter of 2021.
o	Evrysdi™ (risdiplam) – We have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi, which was approved in August 2020 by the U.S. Food and Drug Administration, or FDA, for the treatment of SMA in adults and children two months and older. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020. The European Medicines Agency, or EMA, accepted the marketing authorization application, or MAA, filed by Roche for Evrysdi for the treatment of SMA in August 2020 and an opinion from the Committee for Medicinal Products for Human Use, or CHMP, is expected in the first quarter of 2021. Additionally, in October 2020, Chugai Pharmaceutical Co., Ltd., or Chugai, a subsidiary of Roche, filed a New Drug Application, or NDA, in Japan for Evrysdi for the treatment of SMA and a regulatory decision on approval is expected in 2021.
●	Diversified Development Pipeline
o	Splicing Platform – In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We expect results from our Phase 1 study of PTC518 in healthy volunteers in the first half of 2021.

o	Gene Therapy Platform – We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, and we anticipate submitting a BLA to the FDA in the second quarter of 2021. In January 2020, we submitted an MAA for PTC-AADC for the treatment of AADC deficiency in the EEA to the EMA and we expect an opinion from the CHMP in the second quarter of 2021.
o	Bio-e Platform – The two most advanced molecules in our Bio-e platform are vatiquinone and PTC857. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020 and anticipate data from this trial to be available in the third quarter of 2022. We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate data from this trial to be available in 2023. In the second quarter of 2020, we initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. We expect data from the Phase 1 trial to be available in the first half of 2021.
o	Metabolic Platform – We expect to initiate a registration-directed Phase 3 trial for PTC923, which we acquired in 2020 in connection with our acquisition of Censa Pharmaceuticals, Inc., or Censa, for phenylketonuria, or PKU, in mid-2021.
o	PTC299 for COVID-19 – In June 2020, we initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of PTC299, a dihydroorotate dehydrogenase inhibitor that we have also been developing in oncological indications, in patients hospitalized with COVID-19. We expect data from this trial to be available in the second half of 2021.
o	Oncology Platform – We have two oncology agents in Phase 1 clinical development, PTC299 and PTC596. We expect to report results from our Phase 1 trial evaluating PTC299 in acute myelogenous leukemia, or AML, in the second half of 2021. We also expect to report results from our Phase 1 trials evaluating PTC596 in leiomyosarcoma, or LMS, and diffuse intrinsic pontine glioma, or DIPG, by the end of 2021.
●	Multi-platform Discovery
o	We continue to invest in our pre-clinical product pipeline across all of our platforms by committing significant resources to research and development programs and business development opportunities within our areas of scientific expertise, including potential collaborations, alliances, and acquisitions or licensing of assets that complement our strategic mission to provide access to best-in-class treatments for patients who have an unmet medical need.

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

Because the dystrophin gene is located on the X chromosome, DMD occurs primarily in young boys, although approximately 10% of female carriers show some disease symptoms. DMD is rare, and estimates of occurrence include approximately 1 in every 3,500 live male births, according to Parent Project Muscular Dystrophy and approximately 1 in every 5,000 live male births according to Ryder (2017) in the European Journal of Human Genetics. We estimate that there are between approximately 10,000 to 15,000 DMD patients in the United States. Several different types of mutation in the dystrophin gene can result in DMD, including deletion, duplication and nonsense mutations. A test known as multiplex ligation-dependent probe amplification (MLPA) can detect large deletions and duplications, which account for approximately 75% of all mutations. However, gene sequencing is required to identify small mutations such as nonsense mutations. We estimate that nonsense mutations account for approximately 13% of cases of DMD. Without treatment, patients with DMD typically lose walking ability by their early teens, require ventilation support in their late teens, and eventually experience premature death due to heart and lung failure. Even with medical care, most people with DMD die from cardiac or respiratory failure before or during their 30s.

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

The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment. In June 2020, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2021. In February 2021, we submitted a marketing authorization renewal request to the EMA.

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

United States

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of

the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, dystrophin data in a new study, Study 045, and announced the results in February 2021. Although Study 045 did not meet its pre-specified primary endpoint, we plan to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data. There is substantial risk that the FDA will determine that the results from our clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. In that case, as we expect to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, we would plan to re-submit the NDA at that time.

See “Item 1. Business-Government Regulation-The new drug and biologic approval process” below for further discussion with respect to the NDA process. See “Item 1. Business-Translarna (ataluren)” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further detail regarding the results of our completed trials and studies of Translarna for the treatment of nmDMD, our regulatory strategy in the United States, our history with submissions to the FDA and the related risks to our business.

Other Territories

Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015, Chile in 2018, Brazil in 2019 and Russia in 2020 and these licenses are currently active. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA determines not to renew or otherwise modifies or withdraws our marketing authorization in the EEA. In addition, the marketing authorization for Translarna in Brazil and Russia are subject to renewal every five years. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.

Emflaza for the treatment of Duchenne muscular dystrophy in the United States

Emflaza, both in tablet and suspension form, received approval from the FDA in February 2017 as a treatment for DMD in patients five years of age and older in the United States. In June 2019, the FDA approved our label expansion request for Emflaza for patients two to five years of age. We estimate that there are between approximately 10,000 and 15,000 DMD patients in the United States. We are obligated to complete certain post-marketing requirements in connection with the FDA’s approval, including pre-clinical and clinical safety studies.

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

Tegsedi and Waylivra

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

Tegsedi

Tegsedi, a product of Ionis Pharmaceuticals, Inc.’s, or Ionis, the parent company of Akcea, proprietary antisense technology, is an antisense oligonucleotide, or ASO, inhibitor of human transthyretin, or TTR, production. Tegsedi is the world’s first RNA-targeted therapeutic to treat patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. In October 2019, it received marketing authorization from ANVISA for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Our marketing authorization for Tegsedi in Brazil is subject to renewal every five years. It has also received marketing authorization in the United States and EU for the same indication. Our commercial launch of Tegsedi in Brazil is ongoing and we continue to make Tegsedi available in certain countries within the PTC Territory for the treatment of hATTR amyloidosis through EAP Programs.

hATTR amyloidosis is a progressive, systemic and fatal inherited disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, heart, intestinal tract, eyes, kidneys, central nervous system, thyroid and bone marrow. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient’s life. Patients with hATTR amyloidosis often present with a mixed phenotype and experience overlapping symptoms of polyneuropathy and cardiomyopathy.

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

Waylivra

Waylivra is an ASO that has received marketing authorization in the EU for the treatment of FCS, subject to certain conditions. The United States and EU regulatory agencies have granted orphan drug designation to Waylivra for the treatment of FCS. In connection with the marketing approval for Waylivra in the EU, the European Commission is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra. While Waylivra is not currently approved for marketing in the PTC Territory, we have made Waylivra available in certain countries within the PTC Territory for the treatment of FCS through EAP Programs. We filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in the third quarter of 2021.

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

Evrysdi

Our SMA program, as described below, has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020. The EMA accepted the MAA filed by Roche for Evrysdi for the treatment of SMA in August 2020 and an opinion from the CHMP is expected in the first quarter of 2021. Additionally, in October 2020, Chugai Pharmaceutical Co., Ltd., or Chugai, a subsidiary of Roche, filed an NDA in Japan for Evrysdi for the treatment of SMA and a regulatory decision on approval is expected in 2021.

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

Using our splicing technology and in collaboration with the SMA Foundation and Roche (from 2011), we identified highly potent small molecule splicing modifiers that, in non-clinical studies in cultured cells derived from patients with SMA, increased both the inclusion of exon 7 in the SMN2 messenger RNA, or mRNA, transcript and the levels of SMN protein produced by the SMN2 gene. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these orally bioavailable compounds penetrated the blood-brain barrier and increased the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.

In November 2011, we entered into a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program, which included a $30 million upfront payment, the potential for up to $460 million in milestone payments, and royalties on net sales. Roche is financially responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. We have received $105.0 million in milestone payments from Roche and as of December 31, 2020, we had recognized $4.8 million royalties on net sales pursuant to the SMA License Agreement. We also previously received $13.3 million in sponsored research funding for this program from the SMA Foundation.

In July 2020, we entered into a Royalty Purchase Agreement with RPI 2019 Intermediate Finance Trust, or RPI, and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, or the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we sold to RPI 42.933%, or the Assigned Royalty Payment, of our right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Assigned Royalty Payments, RPI paid us $650.0 million in cash consideration. We have retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

The Evrysdi clinical development program is comprised of several studies evaluating Evrysdi in a broad SMA patient population covering the ages from newborns to 60 years old. The four ongoing studies are Firefish (infantile onset SMA; age at enrollment of one to seven months), Sunfish (later onset SMA; age at enrollment of two to 25 years), Jewelfish (patients who previously received other SMA targeted therapies; age at enrollment of six months to 60 years), and Rainbowfish (pre-symptomatic patients; age at enrollment of newborns to 6 weeks).

The Sunfish study was initiated in October 2016. Sunfish is a two-part clinical study, initiated in pediatric and adult type 2 and type 3 SMA patients to investigate the safety, tolerability, and efficacy of Evrysdi. Based on the results from part one of Sunfish, dosing for the second part of the study was selected and the pivotal part two of Sunfish initiated in October 2017, which triggered a $20.0 million milestone payment to us from Roche. The majority of the patients in the study were older, had more progressed disease, and had lower baseline scores on motor function scales relative to other clinical studies in this population. The study showed statistically significant results in primary and key secondary endpoints.  The primary endpoint of part 2 was change from baseline in the total Motor Function Measure 32, or MFM-32, score at Month 12. Both part 1 and part 2 of the study are being followed by an ongoing open-label extension.

In December 2016, a two-part clinical study, called Firefish, initiated in infants with type 1 SMA to investigate safety, tolerability, and efficacy of Evrysdi. Both parts of Firefish are open-label studies. Part one of Firefish was a dose-finding study in 21 infants. The primary objective of part 1 was to assess the safety profile of Evrysdi in infants and determine the dose for part 2. After 16 months of treatment, over 82% (14/17) of the high dose babies achieved a greater than or equal to 4-point increase in CHOP-INTEND score compared to baseline, a rating to evaluate the motor skills of patients with type 1 SMA developed by the Children’s Hospital of Philadelphia. Moreover, 86% (18/21) of infants were event-free after receiving Evrysdi for 16 months. Previously published natural history data indicate that in comparable historic cohorts the median age of event-free survival for type 1 SMA infants is between 8 and 10.5 months. In addition, SMN protein level increases of up to 6.5-fold were observed after 28 days of dosing and the increase was sustained.

Based on the results from part 1 of Firefish, part 2 of Firefish was initiated in March 2018 and completed recruitment in November 2018 with 41 type 1 SMA infants enrolled. The study met its primary endpoint of proportion of infants who are sitting without support after 12 months of treatment, as assessed in the Gross Motor Scale of the Bayley Scales of Infant and Toddler development – Third Edition (BSID-III) (defined as sitting without support for 5 seconds). 12 out of 41 babies demonstrated the ability to sit without support in order to meet the primary endpoint in part two. Natural history indicates that type 1 SMA babies never achieve this milestone.

Jewelfish, an open-label study investigating the safety, tolerability, pharmacokinetics, and pharmacokinetics/pharmacodynamic relationship of Evrysdi in patients aged from 6 months to 60 years with SMA previously treated with one of several experimental or approved SMA therapies, initiated in the first quarter of 2017. Preliminary pharmacodynamic data from twelve Jewelfish patients presented in October 2018 at the World Muscle conference demonstrated sustained >2-fold increase in median SMN protein levels versus baseline over 12 months of treatment. Also, Evrysdi was well tolerated, with no drug-related adverse events leading to withdrawal from the study. The study has completed recruitment.

Rainbowfish is an open-label, single-arm, multicenter study, investigating the efficacy, safety, pharmacokinetics and pharmacodynamics of Evrysdi in babies, from birth to six weeks of age (at first dose) with genetically diagnosed SMA who are not yet presenting with symptoms. The study is currently recruiting.

Over 400 patients have been treated with Evrysdi across all studies to date. Evrysdi has been well-tolerated and no treatment-related safety findings have led to patient withdrawal in any study.

Diversified Development Pipeline

Our pipeline has a number of development programs in the clinical stages. These include splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our current commercial products for maintaining authorizations, label extensions and additional indications.

Splicing Platform

Our splicing platform focuses on the development of innovative therapies for diseases, such as SMA, that involve regulation of mRNA splicing in the cell.

In addition to Evrysdi and our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of HD. HD is a neurodegenerative and progressive brain disorder caused by a toxic gain-of-function triplet repeat expansion in the Huntingtin gene resulting in uncontrolled movements and cognitive loss. There are currently no drugs or disease-modifying therapies approved to delay the onset or slow the progression of HD. We believe that there are approximately 45,000 HD patients in the United States. PTC518 is an orally bioavailable molecule with broad central nervous system and systemic distribution that has been designed to target Huntingtin protein expression with high selectivity and specificity. PTC518 has demonstrated uniform lowering of the Huntingtin protein throughout the brain in animal models. In the fourth quarter of 2020, we initiated a Phase 1 study of PTC518 that includes both single and multiple ascending dosing regimens to evaluate safety, pharmacology and dose selection for a potential Phase 2 study. We expect results from the Phase 1 study to be available in the first half of 2021.

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

The two completed clinical trials, AADC-1601, a trial in which patients were enrolled under individual compassionate use consents, and AADC-010, were both single-arm, open-label, interventional trials that enrolled a total of 18 patients. The primary and secondary objectives of these trials were to assess the safety and efficacy of PTC-AADC administered via bilateral putaminal-infusions in patients with severe AADC deficiency at a total one-time dose of 1.8 x 1011 vg. Study enrollment required a diagnosis of AADC deficiency, defined as decreased homovanilic acid, or HVA, and 5-hydroxyindoleacetic acid, or 5-HIAA, and elevated levels of L-DOPA in the cerebrospinal fluid, or CSF, the presence of more than one DDC gene mutation, and the presence of clinical symptoms of AADC deficiency (including developmental delay, hypotonia, dystonia, and oculogyric crisis), and a patient age of older than 2 years.

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

An end-of-phase 2 meeting was held with the FDA in July 2017, and the clinical, non-clinical and chemistry, manufacturing and control, or CMC, data available to date from the two completed clinical trials were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support the submission of a BLA without undertaking additional trials or studies at this time. In a late 2019 interaction with the FDA, the agency requested additional information concerning the use of the commercial delivery system for PTC-AADC in young patients. Based on the FDA input, we intend to provide additional information concerning the use of the commercial cannula for PTC-AADC in young patients. However, due to hospitals generally canceling elective surgeries in response to the COVID-19 pandemic and other administrative delays resulting from the COVID-19 pandemic, we have been delayed in our ability to gather such information. We now anticipate submitting a BLA for PTC-AADC for the treatment of AADC deficiency in the United States in the second quarter of 2021.

In January 2020, we submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. However, certain of the third-party development and manufacturing organizations that we contract with for analytical testing have prioritized materials and testing kits to support COVID-19 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID 19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency in the EEA. Following a clock stop extension, we submitted responses to the EMA’s questions and we currently expect an opinion from the CHMP in the second quarter of 2021.

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

Bio-e Platform

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

One of the advanced molecules in our Bio-e platform is vatiquinone. Vatiquinone is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. Vatiquinone targets 15-lipoxygenase, or 15-LO, a key regulator of oxidative stress, lipid-based neuro-inflammation, alpha-synuclein oxidation and aggregation and cell death. In the third quarter of 2020, we initiated a registration-directed Phase 2 randomized, placebo-controlled trial of vatiquinone in approximately 60 children with mitochondrial disease and associated refractory epilepsy, called MIT-E. All subjects will be followed for one month to ensure a baseline seizure frequency, and then will be randomized to receive vatiquinone or placebo for six months. We anticipate data from the MIT-E trial to be available in the third quarter of 2022. We estimate that there are approximately 20,000 refractory mitochondrial epilepsy patients globally. Refractory epilepsy is a highly morbid symptom common to a number of mitochondrial disease subtypes. The clinical rationale for the MIT-E trial is based on reports of decreased seizure frequency, disruption of status epilepticus and reduced mortality risk and disease-associated morbidity recorded through compassionate use studies of vatiquinone in mitochondrial disease patients conducted in the United States and EU.

Additionally, we initiated a registration-directed Phase 3 trial of vatiquinone in approximately 110 patients with Friedreich ataxia in the fourth quarter of 2020, called MOVE-FA. The MOVE-FA trial is an 18-month parallel arm, placebo-controlled study evaluating vatiquinone versus placebo in children and young adults with Friedreich ataxia. We anticipate data from the MOVE-FA trial to be available in 2023. Friedreich ataxia is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are approximately 25,000 Friedreich ataxia patients globally. Vatiquinone has previously been studied in Friedreich ataxia patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension. In this trial, long-term vatiquinone treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. Vatiquinone has been dosed in over 500 subjects and has been generally well-tolerated in the clinic.

The other advanced molecule in our Bio-e platform is PTC857, a small molecule orally bioavailable compound that targets 15-LO and is in development for the potential treatment of adult CNS patients. In the second quarter of 2020, we initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857 and we are targeting glucocerebrosidase, or GBA, Parkinson’s disease as the first indication. An estimated 5-10% of patients with Parkinson’s disease have a mutation in the GBA gene and these patients tend to have accelerated onset and progression of a number of disease symptoms. We expect data from the Phase 1 trial to be available in the first half of 2021.

Metabolic Platform

On May 29, 2020, we acquired Censa, a biopharmaceutical company focused on the development of PTC923 for orphan diseases. PTC923 is an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. PTC923 has been pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including PKU. PKU is an inborn error of metabolism caused predominantly by mutations in the phenylalanine hydroxylase gene resulting in toxic buildup of the amino acid phenylalanine, or Phe, in the brain, and, if left untreated, severe and irreversible disabilities such as permanent intellectual disability, seizures, delayed development, behavioral problems and possibly psychiatric disorders can occur. We believe that there are approximately 16,500 PKU patients in the United States. In December 2019, Censa announced that the Phase 2 trial for PTC923 as a potential treatment for PKU met its primary and secondary endpoints, achieving statistically-significant and clinically-meaningful reduction in blood Phe levels compared to both baseline and an active control group. We expect to initiate a registration-directed Phase 3 trial for PTC923 for PKU in mid-2021.

PTC299 for COVID-19

In June 2020, the FDA authorized the initiation of a Phase 2/3 clinical trial evaluating PTC299 as a potential treatment for COVID-19. PTC299 is a small molecule dihydrooratate dehydrogenase (DHODH) inhibitor that inhibits de novo pyrimidine nucleotide synthesis that we have also been developing in oncological indications. PTC299 is an oral investigational drug with a novel dual-mechanism of action that we believe has the potential to address the two crucial elements of COVID-19: (i) the high viral replication and (ii) the uncontrolled inflammatory response that ensues after infection. The integrated Phase 2/3 study, which has been initiated and is being conducted in two stages, will evaluate the efficacy and safety of PTC299 in patients hospitalized with COVID-19. The primary objective of the study is to evaluate the clinical efficacy of PTC299 compared with placebo assessed by time to respiratory improvement in adult individuals hospitalized with COVID-19. In February 2021, we announced the completion of the first stage of the Phase 2/3 trial. We expect data from this trial to be available in the second half of 2021. For a discussion of the risks related to the development of PTC299 as a potential treatment for COVID-19, please see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates - We face risks related to the development of PTC299 as a potential treatment for COVID 19 and we may ultimately be unsuccessful in developing a treatment for the virus in a timely manner or at all. Even if we are able to produce a drug that successfully treats the virus, there is significant competition in the search for a treatment for COVID 19 and our product may not be the only effective treatment.”.

Translarna (ataluren)

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

Enrollment. According to the study protocol, Study 041 enrolled nmDMD patients aged five years and above who achieve a 6-minute walk distance, or 6MWD, equal to or greater than 150 meters at three pre-treatment evaluation times (screening, baseline day one and baseline day two), tested as set forth in the protocol. Qualified participants also needed to perform timed function tests of running/walking 10 meters, climbing/descending four stairs and standing from supine within 30 seconds at both screening and baseline, and meet the other criteria set forth in the protocol.

We completed enrollment of Study 041 in the fourth quarter of 2020. Of the 363 patients enrolled in Study 041, 185 patients meet the criteria for inclusion in the primary analysis population, which we refer to as the modified intention-to-treat population, or mITT. Patients included in the mITT must be at least 7, but less than 16, years old, with a 6MWD of equal to or greater than 300 meters and a stand from supine time of five seconds or more, each as tested at screening and baseline.

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

Pursuant to a temporary managed access agreement entered into in July 2016 between us, the UK National Institute for Health and Care Excellence, or NICE, National Health Services England, or NHS England, and other interested parties, the NorthStar Network is collecting data on the efficacy of Translarna for the treatment of nmDMD as measured by the NorthStar Ambulatory Assessment test. Patients receiving Translarna will be compared to an historical natural history population as well as a matched control group in order to assess response to treatment over the period specified in the managed access agreement.

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

Overview of treatment-emergent adverse events in Phase 3 clinical trial (as-treated population)

		Translarna	All
	Placebo	40 mg group	patients
Parameter	N=115	N=115	N=230
Patients with ≥1 adverse event	101 (87.8)%	103 (89.6)%	204 (88.7)%
Adverse events by severity
Grade 1 (mild)	54 (47.0)%	61 (53.0)%	115 (50.0)%
Grade 2 (moderate)	37 (32.2)%	35 (30.4)%	72 (31.3)%
Grade 3 (severe)	9 (7.8)%	7 (6.1)%	16 (7.0)%
Grade 4 (life-threatening)	—	—	—
Adverse events by relatedness
Unrelated	47 (40.9)%	44 (38.3)%	91 (39.6)%
Unlikely	30 (26.1)%	20 (17.4)%	50 (21.7)%
Possible	18 (15.7)%	27 (23.5)%	45 (19.6)%
Probable	6 (5.2)%	12 (10.4)%	18 (7.8)%
Discontinuations due to adverse events	1 (0.9)%	1 (0.9)%	2 (0.9)%
Serious adverse events	4 (3.5)%	4 (3.5)%	8 (3.5)%
Deaths	—	—	—

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

Study 045

Following the FDA’s recommendation to collect dystrophin data using validated quantification methods, we initiated Study 045 to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. The study, a Phase 2 open label clinical study of 20 boys with nmDMD from ages two to seven, was initiated in the fourth quarter of 2018. Study 045 did not meet its pre-specified primary endpoint. Patients received baseline biopsies prior to the initiation of treatment and follow-up biopsies scheduled at 40 weeks following the start of treatment. However, certain patients were delayed in obtaining the final study muscle biopsies performed at our clinical trial site at the University of California, Los Angeles as a result of the COVID-19 pandemic. 8 of 20 patients were unable to undergo biopsies at week 40, and these patients had their second biopsies between 62 and 70 weeks of treatment. Full-length dystrophin levels were measured using both the Electrochemiluminescence, or ECL assay, as the primary endpoint and Immunohistochemistry, or IHC, assay as the secondary endpoint.

The ITT population included the 20 patients enrolled in the study. However, one subject was determined to be non-compliant, as he only took half of the study drug, and one subject did not have adequate biopsy samples to establish baseline levels. Therefore, 18 patients were compliant with the study drug and had evaluable biopsy samples. These 18 patients are considered the evaluable population. 10 of these 18 patients had their second biopsy at week 40 and 8 had their second biopsy between weeks 62 and 70. Patient characteristics, including age and steroid use were consistent across both cohorts.

Overall in the ITT population, there was an increase in dystrophin expression from baseline, on both ECL as the primary endpoint and IHC as the secondary endpoint, but these did not meet a p-value of <0.05. Nevertheless, when studying the 18 patients in the evaluable cohort, we identified a greater increase in dystrophin expression, and this increase did reach a nominal p-value of 0.04 in the analysis of the IHC assay. Also, over 80% of the evaluable subjects demonstrated an increase in dystrophin expression. 8 patients in the evaluable population had longer treatment exposure, ranging from 62-70 weeks, and these 8 patients had markedly greater levels of dystrophin increase with an average of approximately 24% in the ECL assay. We believe that these results suggest that longer duration of treatment resulted in greater biological effect, which is consistent with the long-term Translarna treatment benefit we have previously reported from our other clinical studies and our international drug registry for DMD patients receiving Translarna.

We also measured creatine kinase, or CK, levels of patients in Study 045 as an objective measure of muscle damage. Dystrophin acts as a shock absorber during a muscle contraction and would be expected to protect against muscle damage and therefore reduce CK levels. Consistent with an increase in the level of dystrophin, we observed a marked reduction of approximately 20% in creatine kinase and that longer treatment with Translarna was associated with a greater magnitude of biological effect.

Oncology Platform

We have two oncology agents in Phase 1 clinical development, PTC299 and PTC596. In the fourth quarter of 2018, we initiated a Phase 1 dose-escalation trial of PTC299 in patients diagnosed with AML who have relapsed or are refractory to current treatment options and have no other approved treatment options. We are continuing to enroll this trial and expect to report results in the second half of 2021.

AML is a rapidly progressing hematologic cancer that causes uncontrolled growth of immature blast cells in the bone marrow preventing formation of normal blood cells. It may arise as a primary cancer or result from patient exposure to prior cytotoxic and/or radiation therapy. Approximately 20,000 new patients are diagnosed annually in the United States.

PTC596 is a small molecule inhibitor of tubulin polymerization that is associated with cell cycle arrest. In addition, administration is associated with a hyperphosphorylation of tumor BMI1 protein that subsequently leads to BMI1 protein degradation and reduction in BMI1 protein function. We have assessed PTC596 in a Phase 1 multi-center study in patients with advanced solid tumors. PTC596 is now being assessed in a clinical trial in combination with standard of care in pediatric patients with diffuse intrinsic pontine glioma, or DIPG, in combination with radiation as first-line therapy, with PTC596 continuing as monotherapy after radiation is completed. DIPG is a rapidly fatal pediatric cancer with 90% of patients dying within two years of diagnosis. There are approximately 300 patients diagnosed annually in the United States. In the fourth quarter of 2018, we initiated a Phase 1 dose-escalation trial in DIPG patients and are continuing to enroll this trial as we dose-escalate.  We expect to have results from the Phase 1 trial by the end of 2021.

PTC596 is also being evaluated in leiomyosarcoma, or LMS, in patients who have relapsed or are refractory to current treatments. LMS is a type of sarcoma that manifests as malignant soft tissue tumors of muscle tissue. Preclinical evaluations suggested that PTC596 had synergistic effects in combination with dacarbazine. Approximately 4,000 patients are diagnosed with LMS annually in the United States. We initiated a Phase 1 dose escalation study of PTC596 for LMS in the first quarter of 2019 and are currently enrolling this trial. We expect to have results from this trial by the end of 2021.

We received grant funding of $5.4 million for our oncology platform from the Wellcome Trust. To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments. Our first such milestone payment of $0.8 million to Wellcome Trust occurred in the second quarter of 2016. For additional information, see “Item 1. Business – Our Collaborations and Funding Arrangements”.

Translarna for Nonsense mutation aniridia

Our clinical study of Translarna for nonsense mutation aniridia, which we refer to as STAR, was completed in February 2020 and did not meet statistical significance. Given the results of STAR, we have discontinued the program.

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

We use our splicing technology to identify molecules that modulate splicing of the pre-mRNA. Pre-mRNA splicing is a series of highly organized biochemical reactions. Approximately 94% of all human genes encode pre-mRNAs that undergo splicing. In addition, through splicing, one gene can often generate several mRNA products that include a different set of exons through a process called alternative splicing which results in mature mRNA that encodes different, related proteins. Splicing is altered, and can be therapeutically targeted, in many human diseases, including SMA, Huntington’s disease, myotonic dystrophy and various forms of cancer. We have developed several high-throughput drug discovery technology platforms that enable us to identify small molecule modifiers of pre-mRNA splicing. These technologies rely on sensitive quantification of pre-mRNA isoforms directly in human cells or tissue samples. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of SMN2 mRNA. An example of one of these molecules is Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. Based on this experience, we believe that other small molecule drug candidates can be rapidly identified that modify splicing of pre-mRNA, promote inclusion of specific exons into mRNA, including pseudoexons, or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes across all therapeutic areas.

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

We use our nonsense suppression technology to identify molecules that promote or enhance readthrough of premature stop codons in the mRNA. The presence of a premature stop codon results in translation termination before a full-length protein can be produced. Our nonsense suppression technologies identify small molecules that increase readthrough at the premature stop codon by facilitating the incorporation of a defined set of amino acids at the site of the premature stop codon resulting in the production of a full-length protein. We anticipate that this approach will be applicable to a wide variety of therapeutic areas.

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

We believe that our gene therapy platform will enable us to treat patients across a range of CNS disease indications. Our detailed knowledge and expertise in rare CNS diseases has enabled us to develop a gene therapy platform which we believe has important competitive advantages, is highly differentiated and provides practical approaches for delivery of gene therapies to the CNS in a range of disease indications. Our platform utilizes advanced, commercially-available delivery devices, instrumentation and software to optimize targeting to the region of the CNS known to be involved in the cause of the disease. Targeted micro-dosing ensures direct delivery to the CNS, thereby avoiding systemic administration, mitigating systemic immune and complement responses, minimizing the generation of newly mounted immunity to the gene therapy, and bypassing uptake and excretion of the gene therapy vector by organs such as the liver and kidney which further enhances safety. Our targeted micro-dosing strategy has the added benefit of requiring significantly lower gene therapy doses than systemic dosing would require. Our low dose requirements provide for efficient manufacturing approaches that reduce supply risks, enhance product quality, and lower production costs. Our direct delivery processes have also resulted in a deep understanding of routes of administration that result in effective gene therapy delivery to target cells.

Our gene therapy platform includes an asset targeting Friedreich ataxia. We expect to dose our first patient in a clinical study for this program by the end of 2021. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays. We continue to work towards submitting a filing in support of the first-in-human study for this program.

Energy production and oxidative stress

Energy production in cells is critical to their survival. On the other hand, processes that induce oxidative stress in cells can negatively impact them. Energy production takes place in a part of the cell called mitochondria. The mitochondria use the transport of electrons via chemical reactions called redox reactions in their cell membranes to produce adenosine triphosphate, or ATP, which is the central energy molecule inside cells. This process of moving electrons to produce ATP is termed electron transfer or transport. The redox reactions, however, can also cause oxidative stress. We use our expertise in energy production via electron transfer chemical reactions and in oxidative stress to develop potentially first-in-class therapeutics for unmet medical needs. One area of our focus is on inherited mitochondrial diseases. Mitochondrial diseases often derive from defects in energy production and oxidative stress pathway. These diseases commonly result in severe neurological impairment and death at an early age. Through our screening processes, we have identified multiple drug targets which we are assessing in nonclinical studies with the aim of identifying additional product candidates to take into clinical development. Similar strategies potentially can be used for broader sets of diseases. We believe such approaches to these types of intractable diseases have the potential to lead to novel therapies to address areas of high unmet medical need.

Our Collaborations, License Agreements and Funding Arrangements

We currently have ongoing collaborations with Roche and the SMA Foundation for SMA, collaboration and license agreements with National Taiwan University, or NTU, for PTC-AADC, a collaboration and license agreement with Akcea for Tegsedi and Waylivra and a license agreement with Shiratori Pharmaceutical Co., Ltd., or Shiratori, relating to the manufacturing processes and technology for PTC923. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations. In addition to these collaboration, license and funding agreements, which are described in more detail below, during 2015 we announced our research collaboration with Massachusetts General Hospital, or MGH, a Partners Healthcare hospital, for the treatment of rare genetic disorders resulting from pre-mRNA splicing defects pursuant to which we have certain licensing, development and commercialization obligations to MGH.

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

Payments and Contingent Payments.   Pursuant to the license and collaboration agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135.0 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325.0 million in payments if specified sales milestones are achieved. As of December 31, 2020, we have earned $105.0 million of these development and regulatory milestone payments based on the progression of the collaboration from the pre-clinical stage to the commercialization of Evrysdi. We are also entitled to tiered royalties ranging from 8% to 16% on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.

Pursuant to the Royalty Purchase Agreement, we sold to RPI the Assigned Royalty Payment, in consideration for $650.0 million. We have retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

Continuing financial obligations.   We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. As discussed above, we have outlicensed rights to Roche pursuant to a license and collaboration agreement. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Our obligation to make such payments would end upon our payment to the SMA Foundation of an aggregate of $52.5 million, which we refer to as the repayment amount.

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

NTU Collaboration Agreement

Overview. The NTU Collaboration Agreement governs the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy, or the Research. Pursuant to the NTU Collaboration Agreement, NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. In accordance with such obligations, NTU completed a Phase 1/2 trial, AADC-010, in Taiwan of GT-AADC for the treatment of AADC deficiency and is conducting an ongoing Phase 2b trial, AADC-011, in Taiwan of PTC-AADC for the treatment of AADC deficiency and is collaborating on certain other ongoing activities with third parties. We are responsible for any regulatory submissions for PTC-AADC for the treatment of AADC deficiency.

Funding obligations. Our funding obligations consist of funding payments for NTU’s research paid upon the achievement of certain milestones. As of December 31, 2020, an aggregate amount of $1.9 million in funding payments has been paid to NTU. Since December 31, 2020, an additional $29 thousand has been paid to NTU. An additional $1.2 million would become due and payable to NTU upon a potential approval by the EMA of the MAA for PTC-AADC.

Intellectual property. All intellectual property developed or obtained by NTU relating to the Research shall be owned by NTU. The NTU Collaboration Agreement provided us a right of first refusal for an exclusive, worldwide, royalty bearing license for the results of the Research, which Agilis exercised in 2015 in connection with entering into the Licensing Agreement.

Termination. The NTU Collaboration Agreement expires on December 31, 2021, with automatic annual extensions subject to our written approval. The NTU Collaboration Agreement can be terminated for certain specified breaches by either party upon 30 or 60 days’ notice, depending on the breach and following a specified cure period. Upon termination at our election, NTU is obligated to return to us any unused funding payments made to NTU that have not yet been utilized, and we are obligated to pay any non-cancellable expenses incurred by NTU, as of the date of termination.

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

Commercialization. Under the terms of the Akcea Agreement, Akcea has granted to us an exclusive right and license, with the right to grant certain sublicenses, under Akcea’s product-specific intellectual property to develop, manufacture and commercialize the Products in the PTC Territory. In addition, Akcea has granted to us a non-exclusive right and license, with the right to grant certain sublicenses, under Akcea’s core intellectual property and manufacturing intellectual property to develop, manufacture and commercialize the Products in the PTC Territory and to manufacture the Products worldwide in accordance with a supply agreement with Akcea. Akcea has in-licensed certain of the Akcea intellectual property from its parent company, Ionis. Each party has agreed not to, independently or with any third party, commercialize any competing oligonucleotide product in the PTC Territory for the same gene target as inotersen.

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

Shiratori

Overview. In connection with our acquisition of Censa in May 2020, we became a party to a license agreement dated as of February 8, 2015, as amended, between Shiratori and Censa, or the Shiratori License Agreement. Pursuant to the Shiratori License Agreement, Shiratori granted Censa the sole and exclusive worldwide right and license, with the right to sublicense, under certain licensed know-how, or the Licensed Know-How, and licensed patents, or the Licensed Patents, relating to manufacturing processes and technology for sepiapterin, to research, have researched, develop, have developed, use, import, export, market, have marketed, offer for sale, sell and have sold, and otherwise commercialize any final pharmaceutical product in finished form containing sepiapterin as an active pharmaceutical ingredient, including PTC923, collectively the Sepiapterin Products, covered by the Licensed Patents or using the Licensed Know-How in all countries and territories of the world outside of Japan, or the Sepiapterin Territory.

Payments and Contingent Payments. Under the Shiratori License Agreement, we are obligated to pay to Shiratori a low single digit percentage of annual net sales of the Sepiapterin Products in each country in the Sepiapterin Territory until the expiration of the last-to-expire Licensed Patent controlled by Shiratori covering the relevant country. We are also obligated to pay to Shiratori certain regulatory and development milestones.

Termination. Unless earlier terminated, the Shiratori License Agreement will continue in full force and effect on a country-by-country and product-by-product basis until the obligation to pay royalties with respect to the sale of such Sepiapterin Product in such country expires. The parties may agree to mutually terminate the Shiratori License Agreement. Shiratori may elect to terminate the Shiratori License Agreement upon sixty days’ prior written notice to us in the event that we fail to (i) achieve regulatory approval for a Sepiapterin Product in either the United States or EU by February 8, 2026 or (ii) commercially launch a Sepiapterin Product in the United States or European Union by February 8, 2027. We may elect to terminate the Shiratori License Agreement upon sixty days’ prior written notice to Shiratori.

Wellcome Trust

We have two separate funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our oncology platform and antibacterial program. Pursuant to the agreement relating to the antibacterial program, Wellcome Trust awarded us a $5.0 million grant of which we received $4.8 million between 2011 and 2015. We are no longer actively pursuing an antibacterial program and do not expect to receive additional funding under this agreement. The materials terms of these funding agreements are similar in substance, except as described below.

The other agreement, entered into in May 2010, relates to the research and development of small molecule compounds, which we refer to as our oncology platform. Pursuant to this agreement, Wellcome Trust awarded us a $5.4 million grant, of which approximately $0.9 million was paid in connection with execution of the agreement and the balance of which was paid to us in 2010 and 2012 based on our achievement of specified milestones.

Development and commercialization.   We own all intellectual property that arises from the conduct of the research programs under these funding agreements, which we refer to as program intellectual property, and are responsible for developing and commercializing the program intellectual property, including PTC596 (for our oncology platform), and other compounds. However, we will require Wellcome Trust’s written consent prior to any such development or commercialization. If Wellcome Trust withholds such consent and we and Wellcome Trust are not able to resolve Wellcome Trust’s concerns, the parties have agreed to follow a specified dispute resolution procedure that gives neither party final decision-making authority.

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

Continuing financial obligations-oncology platform.   To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product under our oncology platform. We made the first development milestone payment of $0.8 million to Wellcome Trust under this agreement during the second quarter of 2016. Additional development and regulatory milestone payments up to an aggregate of $22.4 million may become payable by us under the agreement. For example, in the event a Phase 2 clinical study of a research program candidate, such as PTC596, is commenced, a milestone payment of $2.5 million would become payable by us to Wellcome Trust upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study.

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

Complete Pharma Holdings, LLC

On April 20, 2017, we completed our acquisition of all rights to Emflaza, or the Emflaza Transaction. The Emflaza Transaction was completed pursuant to an asset purchase agreement, dated March 15, 2017, as amended on April 20, 2017, or the Emflaza Asset Purchase Agreement, by and between us and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon. The assets acquired by us in the Emflaza Transaction include intellectual property rights related to Emflaza, inventories of Emflaza, and certain contractual rights related to Emflaza. We assumed certain liabilities and obligations in the Emflaza Transaction arising out of, or relating to, the assets acquired in the Emflaza Transaction.

Upon the closing of the Emflaza Transaction, we paid to Marathon total upfront consideration comprised of $75.0 million in cash, funded through cash on hand, and 6,683,598 shares of our common stock. The number of shares of common stock issued at closing was determined by dividing $65.0 million by the volume weighted average price per share of the Company’s common stock on the Nasdaq Global Select Market, or Nasdaq, for the 15 trading-day period ending on the third trading day immediately preceding the closing. Beginning in 2018, Marathon is entitled to receive contingent payments from us based on annual net sales of Emflaza, up to a specified aggregate maximum amount over the expected commercial life of the asset, and a single $50.0 million sales-based milestone, in each case subject to the terms and conditions of the Emflaza Asset Purchase Agreement.

Agilis Biotherapeutics, Inc.

On August 23, 2018, we completed our acquisition of Agilis pursuant to an Agreement and Plan of Merger, dated as of July 19, 2018, or the Agilis Merger Agreement, by and among us, Agility Merger Sub, Inc., a Delaware corporation and our wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, or the Merger.

Upon the closing of the Merger, we paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock, or the Closing Stock Consideration. The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of our common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Merger. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones, as well as based upon a percentage of net sales of certain products.

On April 29, 2020, we, certain of the former equity holders of Agilis, or the Participating Rightholders, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Exchange Agreement, or the Rights Exchange Agreement. Pursuant to the Right Exchange Agreement, we issued 2,821,176 shares of our common stock and paid $36.9 million, in the aggregate, to the Participating Rightholders in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agilis Merger Agreement.

Our outstanding obligations under the Agilis Merger Agreement include obligations to pay up to an aggregate maximum amount of $20.0 million upon the achievement of certain development milestones, up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones, up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Agilis Merger Agreement.

BioElectron Technology Corporation

On October 25, 2019, we completed the acquisition of substantially all of the assets of BioElectron Technology Corporation, or BioElectron, pursuant to an Asset Purchase Agreement by and between the Company and BioElectron, dated October 1, 2019, or the BioElectron Asset Purchase Agreement.

Upon the closing of the Asset Acquisition, we paid to BioElectron total upfront consideration of $10.0 million, funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to us. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of our common stock, as determined by us) from us based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products.

Censa Pharmaceuticals, Inc.

On May 29, 2020, we acquired Censa pursuant to an Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, or the Censa Merger.

Upon the closing of the Censa Merger, we paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa's opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Censa Merger Agreement.

In addition, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. We have the option to pay the initial $30 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of our common stock.

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

As of January 31, 2021, our patent portfolio included a total of 117 active U.S. patents and 55 pending U.S. non-provisional patent applications, including continuations and divisional applications, that are owned, co-owned, or exclusively in-licensed.  Our patent portfolio also includes numerous International and ex-U.S. patents and patent applications. The patent portfolio includes patents and patent applications with claims including composition of matter, pharmaceutical formulation and methods of use of our commercial products including ataluren, the active ingredient in the formulated product Translarna, and risdiplam, the active ingredient in the formulated product Evrysdi.

The patent rights relating to ataluren owned by us consist of 41 issued U.S. patents relating to composition of matter, methods of use, formulation, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to composition of matter, methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own 12 European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. Granted European patents will expire in 2024 for those patents drawn to composition of matter, in 2026 and 2027 for those patents drawn to dosing regimen, and in 2027 for those patents drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to risdiplam owned by us and Roche consist of 5 issued co-owned U.S. patents relating to composition of matter, methods of use, and methods of manufacture and multiple pending U.S. patent applications co-owned or individually owned by us and Roche relating to composition of matter, methods of use, and formulation. We do not license any material patent rights relating to risdiplam to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2033 and 2035. Our patent rights include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own 3 European patents relating to composition of matter, and uses of risdiplam, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. The expiration dates of the granted European patents relating to composition of matter are currently scheduled to expire in 2033 and 2035. Except as indicated

above, these anticipated expiration dates are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

Analogous patent term extension provisions are available in Europe and certain other ex-U.S. jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based on obtaining a Supplementary Protection Certificate, or SPC. We have applied for SPCs for ataluren in all applicable European countries in which we have a European patent and expect that all will be granted. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. For example, in jurisdictions where an SPC with maximum patent term extension has been granted, the ataluren composition of matter patent would be scheduled to expire in 2029. In the future, if and when our product candidates receive approval by the FDA or other non-European ex-U.S. regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

We have no patents covering Emflaza or the approved use of Emflaza. We rely on non-patent market exclusivity periods under the Orphan Drug Act and the Hatch-Waxman Act to commercialize Emflaza in the United States.  See “Item 1. Business-Government Regulation-The new drug and biologic approval process-Hatch-Waxman Act for Drugs” for further information regarding the exclusivity periods that we expect to rely on.

If PTC-AADC is approved in the United States, we expect to rely on the non-patent market exclusivity periods under the Orphan Drug Act and the BPCIA to commercialize PTC-AADC in the United States. See “Item 1. Business-Government Regulation-BPCIA exclusivity” for further information regarding the exclusivity periods that we expect to rely on. We also expect to rely on orphan drug exclusivity in the EEA if PTC-AADC is approved by the EMA, as well as in other countries or regions where such exclusivity is available.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, using confidentiality agreements with our employees, consultants, scientific advisors, contractors and collaborators. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, such agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, former employees, consultants, scientific advisors, contractors or collaborators use intellectual property owned by us or licensed to us by others in their work for us, trade secret disputes may arise.  If such disputes arise in the U.S., we may protect our trade secrets and pursue remedies available under federal statute using either the Economic Espionage Act of 1996 and/or the Defend Trade Secrets Act of 2016 and, if necessary, under state law using either the Uniform Trade Secrets Act or other State law available in the applicable venue.  If such disputes arise ex-US, we may protect our trade secrets and pursue remedies available under local or international law.

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

We exclusively in-licensed know-how and materials related to the production and use of PTC-AADC.  For a further discussion of the material agreements relating to our in-licensing of PTC-AADC for the treatment of AADC deficiency, see “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-National Taiwan University.”  We also exclusively in-license or jointly own patent applications with claims directed to composition of matter, formulation and methods of use of other gene therapy products candidates currently in development.

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

The active pharmaceutical ingredients in our products and product candidates are provided by third-parties. We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers.

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

We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance in the United States. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled pursuant to two different exclusive supply agreements assumed by us in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of pre-filled Emflaza oral suspension bottles pursuant to one of these agreements, which has an initial term of five years. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of Emflaza, we are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.

If our drug substance provider or either of our drug product manufacturers was to be unable to provide drug substance or manufacture Emflaza product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, as we presently have no patent rights to protect the approved use of Emflaza, we rely on market exclusivity periods available to us under the Orphan Drug Act and Hatch-Waxman Act to commercialize Emflaza for DMD in the United States. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of the drug’s orphan exclusivity in the United States, which would have a material adverse effect on our ability to generate revenue from sales of Emflaza.

Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. No shortages or delays of raw materials were encountered in 2020, and none are currently expected in 2021. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities or internally, in the case of our gene therapy platform.

We currently have a contract with a pharmacy and hospital distributor in the EU that distributes Translarna for clinical programs and limited commercial and EAP programs. We have engaged with third party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf.

We utilize third parties for the commercial distribution of Emflaza, including a 3PL to warehouse Emflaza as well as specialty pharmacies to sell and distribute Emflaza to patients. The specialty pharmacies provide us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support.

Pursuant to the Akcea Agreement, we have entered into a master supply agreement with Akcea whereby Akcea or its affiliates shall manufacture and supply, or cause to be manufactured and supplied, Tegsedi and Waylivra in quantities sufficient to support the commercialization of Tegsedi and Waylivra in the PTC Territory. This is currently the only manufacturing and supply agreement that we have entered into for the drug substance of Tegsedi and Waylivra. If the master supply agreement is terminated and we are unable to find an alternative third party contractor, we may encounter delays in manufacturing Tegsedi and Waylivra.

We presently contract with third parties for the manufacturing of program materials for our gene therapy product candidates. However, we have entered into a lease agreement for office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey, or the Hopewell Facility, that we plan to utilize to begin our own manufacturing of program materials for certain of our gene therapy product candidates. In response to the COVID-19 pandemic, we deferred certain capital expenditures related to the Hopewell Facility and we now expect cGMP, as defined below, manufacturing of clinical material at this facility to begin in the second half of 2021. Although we are taking steps to increase our manufacturing capabilities for our gene therapy platform, we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial and commercial scale demands. We have personnel with manufacturing and quality experience to oversee our contract manufacturers.

Manufacturers and suppliers of product candidates are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, and other rules and regulations prescribed by ex-U.S. regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and applicable ex-U.S. standards.

Commercial Matters

Sales and marketing team

Our product revenue has primarily been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and to sales of Emflaza for treatment of DMD in the United States. We have employees across the globe, with the largest concentrations being in the United States, Latin America and Europe.

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

Customers

During 2020, our product revenue was primarily attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

Emflaza for treatment of DMD is available on a commercial basis throughout the United States. We utilize four specialty pharmacies to sell and distribute Emflaza to patients. The specialty pharmacies receive prescription orders for Emflaza directly from physicians and ship Emflaza directly to the end-user upon fulfillment of the order. As such, there is very little inventory of Emflaza stocked. The ultimate payor for Emflaza is typically a state health insurance program or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

During 2020, two of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 16, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

In some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. For example, as a result of the COVID-19 pandemic, the Brazilian Ministry of Health is continuing to experience significant delays processing centralized group purchase orders. Almost all of our Brazilian product revenue for Translarna is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.

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

Our ability to make Translarna available via commercial or EAP programs is largely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA as well as the specific obligation to conduct and submit the results of Study 041. Additionally, the marketing authorizations of Translarna in Brazil and Russia are subject to renewal every five years. See “Item 1. Business-Global commercial footprint-Global DMD franchise” and “Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.

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

For Emflaza, we are engaged in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for Emflaza are made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. The specialty pharmacies we utilize provide patient services programs to support product access and, when eligible, out-of-pocket assistance.

Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of FCS are currently available on a commercial basis in multiple countries outside of the United States and we have the right to commercialize these products in the PTC Territory. Tegsedi has received marketing authorization from ANVISA for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil and our commercial launch of Tegsedi in Brazil is ongoing. The marketing authorization of Tegsedi in Brazil is subject to renewal every five years. We have also made both Tegsedi and Waylivra available in certain countries within the PTC Territory through EAP Programs. Our ability to make Tegsedi and Waylivra available via EAP programs within the PTC Territory is largely dependent upon the maintenance of the marketing authorizations in the EU, which in the case of Waylivra, is subject to certain conditions.

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

The competition for our products and product candidates includes the following:

●	Translarna for nmDMD. There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics, or Sarepta, has received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including Sarepta (Casimersen (SRP-4045), Daiichi Sankyo (DS-5141)), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Sarepta (SRP-9001), Pfizer (PF-06939926) and Solid Biosciences (SGT-001).
●	Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma and Santhera are developing a glucocorticoid antagonist (vamorolone) for DMD patients with anticipated NDA filing in 2021.

●	Evrysdi. Evrysdi also faces competition. For example, in December 2016, the FDA approved Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, to treat SMA. Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018) is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK-015) and Cytokinetics (reldesemtiv).
●	Waylivra. If approved, Waylivra could face competition from drugs like Myalept (metreleptin). Myalept, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Ionis is developing AKCEA-APOCIII-LRx for the treatment of FCS.
●	Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including Alnylam (vutrisiran), Eidos Therapeutics (AG-10), Proclara Biosciences (NPT-189), Prothena (PRX-004) and SOM Biotech (tolcapone).
●	PTC-AADC. Currently, no treatment options are available for the underlying cause of AADC deficiency, and care is limited to palliative options with significant burden on caregivers. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
●	PTC518 for Huntington disease. There are currently no drugs or disease-modifying therapies approved to delay the onset or slow the progression of Huntington disease. However, Novartis (branaplam), uniQure (AMT-130), Roche and Ionis (tominersen) and Wave Life Sciences (WVE-120102) are all developing product candidates for treatment of Huntington disease.
●	Vatiquinone for Friedreich ataxia. While there are currently no treatment options available for Friedreich ataxia, omaveloxolone, which is being developed by Reata Pharmaceuticals and RT-001, which is being developed by Retrotope, are each late stage product candidates being investigated for the treatment of Friedreich ataxia. Voyager Therapeutics, Pfizer, Novartis, Stride Bio in collaboration with Takeda, AavantiBio, and Fulcrum Therapeutics are also working on pre-clinical studies for a potential gene therapy solution.
●	Vatiquinone for mitochondrial epilepsy. There are no drugs approved for the treatment of mitochondrial epilepsy and we are not aware of any late-stage development product candidates for mitochondrial epilepsy.
●	PTC857 for GBA Parkinson’s disease. Although no drugs are currently approved for the treatment of GBA Parkinson’s disease, Prevail Therapeutics (PR001) and Sanofi (GZ/SAR402671), each have clinical stage product candidates being evaluated for the treatment of GBA Parkinson’s disease. Additionally, ambroxol, a generic cough medicine, is also being evaluated for treatment of GBA Parkinson’s disease.
●	PTC923 for PKU. If approved, PTC923 could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Furthermore, Homology (HMI-102) and BioMarin (BMN 307) each are developing gene therapy product candidates for the treatment of PKU.
●	PTC299 for COVID-19. If approved, PTC299 could face significant competition as many other companies and governmental organizations have expended resources to find a treatment for COVID-19. The FDA granted emergency use authorizations to Pfizer and Moderna for their COVID-19 vaccines in the United States as well as to Regeneron for the administration of casirivimab and imdevimab together. The FDA has also approved Gilead’s antiviral drug Velkury (remdesivir), for the treatment of COVID-19.

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

Regulatory requirements governing our business are also evolving. For example, the FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products. Moreover, in light of the COVID-19 pandemic, the FDA has issued a number of guidance documents to assist companies navigating COVID-19, product development, and manufacturing.

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

To market a new drug or biologic product in the United States, a sponsor generally must undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;
●	submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin at United States clinical trial sites;
●	approval by an independent Institutional Review Board, or IRB, and in the case of certain gene therapy studies, an Institutional Biosafety Committee, or IBC, prior to initiation and subject to continuing review;
●	completion of adequate and well-controlled clinical trials to establish safety and efficacy, in the case of a drug product candidate, or safety purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines. Certain gene therapy research must also be conducted in accordance with the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
●	submission and FDA acceptance of an NDA, in the case of a drug product candidate, or BLA in the case of a biologic product candidate, and satisfactory completion of an FDA Advisory Committee meeting, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

●	FDA review and approval of the NDA or BLA to permit commercial marketing for particular indications for use.

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

Information about certain clinical trials must be submitted within specific timeframes to the NIH to be publicly posted on the Clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious disease or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access. Investigators must also provide certain information to clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.

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

Phase 2 clinical trials are sometimes denoted by companies as Phase 2a or Phase 2b clinical trials. Phase 2a clinical trials typically are clinical trials of a drug or biologic product candidate in a smaller patient population and are designed to provide earlier information on safety and efficacy. Phase 2b clinical trials typically involve larger numbers of patients or longer durations of therapy and may involve comparison with placebo, standard treatments or other active comparators.

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

Additional FDA Expedited Review and Approval Programs

The FDA has various programs that are intended to expedite or simplify the process for the development and FDA review of certain products that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new therapeutics to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This ‘‘rolling review’’ is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a Fast Track product may be eligible for accelerated approval or priority review.

The FDA may give a priority review designation to product candidates that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. A priority review means that the goal for the FDA is to review an application within six months, rather than the standard review of ten months under current PDUFA guidelines.

The FDA’s accelerated approval process allows for potentially faster development and approval of certain drugs or biologic products intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval process, the adequate and well-controlled clinical trials conducted with the drug or biologics product establish that the drug or biologics product has an effect on a “surrogate” endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity, that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity, or prevalence of the condition and availability or lack of alternative treatments. Drugs or biologics products approved through the accelerated approval process are subject to certain post-approval requirements, including that the applicant complete Phase 4 clinical trials to demonstrate the drug’s or biological product’s clinical benefit. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a streamlined process. Promotional materials for a drug or biologic approved under the accelerated approval pathway are subject to FDA prior review.

Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a ‘‘breakthrough therapy.’’ A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance on an efficient development program beginning as early as Phase 1 trials, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling review, and the facilitation of cross-disciplinary review.

Another expedited pathway is the Regenerative Medicine Advanced Therapy, or RMAT, designation. Qualifying products must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the Fast Track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

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

If the safety or effectiveness of a drug or biologic product candidate for its proposed indication is dependent on the measurement or detection of specified biomarkers, the FDA may require the contemporaneous approval or clearance of an in vitro companion diagnostic device that measures such biomarkers, and require the labeling of both the drug/biological product and the companion diagnostic to including instructions for use of the two products together.  The FDA has explained in guidance that in vitro diagnostic companion diagnostic devices may be used for a number of purposes, including identifying appropriate subpopulations for treatment. The type of premarket submission required for a companion diagnostic device will depend on the FDA classification of the device. A premarket approval, or PMA, application is required for high risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by FDA that are low or moderate risk. The guidance states that the FDA generally will not approve a drug or biologic that is dependent upon the use of a companion diagnostic device if no such device is contemporaneously FDA-approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug/biologic product without an approved/cleared companion diagnostic when the drug/ biologic “is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists” and the FDA determines that the benefits from the use of the drug/biologic “are so pronounced as to outweigh the risks from the lack of an” approved/cleared companion diagnostic. Under these circumstances, the FDA expects that a companion diagnostic would be subsequently approved/cleared, and that the drug/biologic labeling would be revised “to stipulate the use of the” companion diagnostic device. The FDA would also consider whether additional protections, such as risk evaluation and mitigation strategies, or REMS, or post-approval requirements, are necessary.

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

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term patient and clinical study subject follow up and regulatory reporting. The FDA also issued a draft guidance specific to the development of gene therapy products for neurodegenerative diseases as such products may face special challenges related to CMCs and clinical and preclinical development, due to the nature of the products and potential patient population (e.g., children), the heterogeneity of neurodegenerative disorders, the route of administration, the volume of the product that can be administered, the delivery device, and the study population size.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of samples at the federal level. The Drug Supply Chain Security Act, or DSCSA, added sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically.   Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier (comprised of a standardized numerical identifier, lot number, and expiration date of the product) on product packages in both a human-readable and on a machine-readable data carrier. The standardized numerical identifier is comprised of the product’s corresponding National Drug Code combined with a unique alphanumeric serial number. A product is misbranded if it does not bear the product identifier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates. Implementation of the DSCSA requirements, such as the product identifier requirements has imposed and will continue to impose increased costs and administrative burdens and may lead to potential liability associated with the marketing and sale of products subject to these requirements. The PDMA, DSCSA, and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and ex-U.S. manufacturing establishments must register and provide additional information regarding manufactured products to the FDA upon their initial participation in the manufacturing process for a commercial product, as well as periodically during the year.  Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year.

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

Orphan drug designation.

We have received orphan drug designation from the FDA for Translarna for the treatment nmDMD, for PTC-AADC for the treatment of AADC deficiency, for Evrysdi for the treatment of SMA, for PTC-FA for the treatment of Friedreich ataxia, PTC-AS for the treatment of Angelman syndrome, PTC299 for the treatment of AML and PTC596 for the treatment of LMS and DIPG. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. The tax advantages, however, were limited in 2017 Tax Cuts and Jobs Act. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or the same drug or biologic for different indications. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and approved Emflaza on February 9, 2017, as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval. The FDA also approved the use of Emflaza for the treatment of patients 2 years to up to 5 years old with DMD on June 7, 2019. The FDA recently issued a draft guidance document on how the agency will determine the “sameness” of gene therapy products. Any FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

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

Hatch-Waxman Act for Drugs.

Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicants drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.   In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA.

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

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA generally may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the new chemical entity. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

BPCIA Exclusivity

We are currently pursuing patent protection for PTC-AADC for the treatment of AADC deficiency, and, in the meantime, we expect to rely on the twelve-year BPCIA regulatory exclusivity to commercialize PTC-AADC in the United States, if it is approved.

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

In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. For example, in 2019, the FDA introduced a proposed rule to facilitate drug importation and in 2020 finalized guidance to facilitate drug and biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing 505(b)(2) NDA or ANDA drug products, or biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

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

Emergency Use Authorizations

While, in most cases, a therapeutic must be approved by the FDA pursuant to an NDA, an ANDA, or a BLA, before the product may be sold, when there is a public health emergency involving chemical, biological, radiological, or nuclear agents, including infectious diseases like COVID-19, new therapeutics may be distributed pursuant to an Emergency Use Authorization, or EUA.  Under an EUA, the FDA may authorize the emergency use of an unapproved medical product or an unapproved use of an approved product for certain emergency circumstances to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, and after the Secretary of the

Department of Health and Human Services has issued a declaration of emergency or threat justifying emergency use. EUAs are intended to address serious or life threatening diseases or conditions caused by a chemical, biological, radiological, or nuclear agent, including emerging infectious disease threats, such as the COVID-19 pandemic. To receive an EUA, the product sponsor must demonstrate that the product “may be effective” in the prevention, diagnosis, or treatment of an applicable disease or condition. Additionally, the FDA must determine that the product’s known and potential benefits outweigh the known and potential risks. Further there must be no adequate, approved, and available alternative product for the indication. Potential alternative products may be unavailable if there are insufficient supplies to meet the emergency need.  The FDA may establish additional conditions on an EUA that are necessary to protect public health, including conditions related to information that must be disseminated to health care providers and patients, the monitoring and reporting of adverse events, and record keeping.  Conditions may also relate to how a product is distributed and administered and how a product is advertised.  Importantly, EUAs are not full marketing approvals.  Rather, EUAs are only effective for the duration of the applicable EUA declaration. Full approval of the product under applicable standards established under the FDCA would be necessary to continue to distribute the product absent an EUA.  EUAs may also be revised or revoked by the FDA at any time.  To date and with respect to the COVID-19 pandemic, while a number of medical devices have received EUAs, including in vitro diagnostic products, personal protective equipment, and ventilators, significantly fewer therapeutics have received EUAs.

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

Regulation in the European Union

We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy and aniridia – but have only received marketing authorization for Translarna for the treatment of nmDMD. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of EU market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

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

Full application of the new regulation and the timing of its application will depend on the confirmation of full functionality of the EU portal which has been repeatedly delayed. In December 2019, the European Commission commenced the audit of the system in December 2020 with a proposed implementation date in December 2021.

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

More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co-rapporteur, it prepares a list of potential outstanding issues, referred to as “other concerns” or “major objections”. These are sent to the applicant together with CHMP’s recommendation. In addition, in relation to advanced therapy medicinal products, or ATMPs, which are medicines based on genes, cells or tissues, the Committee for Advanced Therapies, or CAT, EMA’s committee responsible for assessing the quality, safety and efficacy of ATMPs, prepares a draft opinion on the ATMP application that is submitted to EMA before the CHMP adopts a final opinion on the marketing authorization of the applicable medicine. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the “other concerns” and/or “major objections” identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are “major objections”.

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

Exceptional Circumstances. Similarly, certain of our product candidates may be eligible for a marketing authorization under exceptional circumstances. Such an authorization may be granted where the applicant can demonstrate in its application that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use, because: 1) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence; 2) in the present state of scientific knowledge, comprehensive information cannot be provided; or 3) it would be contrary to generally accepted principles of medical ethics to collect such information. Authorizations under exceptional circumstances are annually reassessed and granted subject to a requirement for the applicant to implement certain procedures, in particular, competent authority notification in the event of any safety issue. After 5 years, the authorization is renewed under exceptional circumstances for an unlimited period, unless European Medicines Agency decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.  A marketing authorization under exceptional circumstances will not be granted when a conditional marketing authorization is more appropriate.  Orphan products are further eligible for approval under exceptional circumstances only if the criteria considered for the approval under exceptional circumstances are fulfilled.

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

In the EU there is also a procedure which allows member states to authorize the distribution of an unauthorized medicinal product in response to the spread of pathogens. The UK (but no EU countries) used this procedure with two COVID-19 vaccines during December 2020. Notwithstanding the UK’s subsequent full departure from the EU, the EU provision is mirrored in UK medicines legislation.

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

If a marketing authorization is granted in the EEA for a medicinal product, such as the marketing authorization granted for Translarna for the treatment of nmDMD by the European Commission, the marketing authorization holder is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal products that are in addition to the other conditions of the marketing authorization described above. The marketing authorization holder must, for example, comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of EU member states may conduct inspections to verify compliance with applicable requirements, and the marketing authorization holder will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements. The CAT is involved in any procedure regarding the provision of advice on the conduct of efficacy follow-up, pharmacovigilance and risk management systems of ATMPs as provided for in ATMP legislation.

Off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict our promotional activities with health care professionals. In addition, legislation adopted at the EU level and by individual EU member states require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited. ATMP legislation lays down certain minor extra labelling requirements for ATMPs.

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

In the GCP area, inspectors grade their findings according to the following scale:

●	Critical: Conditions, practices or processes that adversely affect the rights, safety or well-being of the subjects or the quality and integrity of data. Observations classified as critical may include a pattern of deviations classified as major.
●	Major: Conditions, practices or processes that might adversely affect the rights, safety or well-being of the subjects and/or the quality and integrity of data. Observations classified as major may include a pattern of deviations or numerous minor observations.
●	Minor: Conditions, practices or processes that would not be expected to adversely affect the rights, safety or wellbeing of the subjects or the quality and integrity of data. Minor observations indicate the need for improvement of conditions, practices and processes.
●	Comments: Suggestions on how to improve quality or reduce the potential for a deviation to occur in the future.

Possible consequences of critical and major findings include rejection of clinical trial data, causing significant delays in obtaining final marketing authorization, or other direct action by national regulatory authorities.

Falsified Medicines Directive – As of February 2019, new legislation required manufacturers of marketed prescription medicines to place safety features on all medicines and contribute financially to the establishment of a verification system that will allow the authenticity of a medicine to be assessed at the time of supply to the patient. Under the legislation, all packages of prescription medicines placed on the market in Europe have to bear two safety features: a unique identifier in the form of a two-dimensional data matrix (barcode) and an anti-tamper device. In addition, ATMP legislation requires a procedure for tracing the product and its starting and raw materials from its source to the site where the product is used.

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

U.S. law further permits access to investigational drugs or biologics for treatment use under the federal Right to Try legislation. Under this law, patients diagnosed with a life-threatening disease or condition, who have exhausted all approved treatment options, may be able to obtain access, with the agreement of the product manufacturer and the patient’s physician to certain investigational drugs and biologics. The patient must further be unable to participate in a clinical trial involving the investigational drug or biologic and must provide informed consent. If all of the statutory criteria are satisfied, FDA approval of the use of the investigational drug or biologic for patient treatment is not required but certain reports must be submitted to the agency annually. Individual states also have their own Right to Try statutes.

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

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product and there is only limited EU-level control over the decision-making autonomy of the government authorities including in relation to timing, justification and the ability to challenge such decisions. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high- priced member states), can further reduce prices. In some countries we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product or product candidate to other available therapies in order to obtain reimbursement or pricing approval.

In the United States, federal price reporting laws require manufacturers to calculate and report complex pricing metrics used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed pharmacies and other providers by the Medicaid and Medicare programs. Various state health care programs similarly obligate us to report drug pricing information that is used as the basis for their reimbursement of pharmacies and other health care providers and the negotiation of supplemental rebates. Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information. Some government health care programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and cap price increases, or require negotiation of supplemental rebates for new drugs entering the market at price points determined to be high. Refusal to negotiate supplemental rebates can negatively affect market access and provider reimbursement. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries may result in criminal, civil, or administrative sanctions or enforcement actions, and expose us to U.S. False Claims Act, or the False Claims Act, liability.

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

Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example, in the United States, healthcare reform measures under the Affordable Care Act, contain provisions that may affect the profitability of drug products. However, since its passage, Congress has repealed and amended certain provisions of the Affordable Care Act, and repeal efforts may occur again, and there are ongoing legal challenges to the Affordable Care Act which may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of, or rebates paid by manufacturers for, healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act, or ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020.  The rule also expanded the definition of products identified as “line extensions” thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also recently went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. HHS recently promulgated a regulation that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees.  Second, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor.  Our practices may not always meet all of the criteria for safe harbor protection. A person or entity need not have knowledge of the statutes or the specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

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

The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law. Such information is made publicly available by CMS in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for all payments, transfers of value or ownership or investment interests not reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare professionals in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. States may also consider additional or similar proposals with respect to the sale and marketing of biologic and pharmaceutical products. Manufacturers that fail to comply with these state laws can face civil penalties.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and similar state laws also impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information, known as protected health information. Among other things, the HITECH Act and its implementing regulations make HIPAA’s security and certain privacy standards directly applicable to “business associates,” defined as persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA.

Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the European General Data Protection Regulation, United Kingdom and Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, and compliance with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are high risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). The EU legislation additionally only permits data export to countries where there is adequate protection or where other controls are in place such as data export agreements. In July 2020, the European Court declared the EU-US data ‘Privacy Shield’ invalid meaning that data transfers to the United States require other guarantees such as contractual clauses.  Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

Any continuing efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act, could have an impact on fraud and abuse provisions and other requirements, including the Physician Payments Sunshine Act, that were authorized and enacted under the Affordable Care Act.

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

Human Capital Resources

As of December 31, 2020, we had 967 employees, of whom 959 were employed on a full-time basis, and 122 consultants and contractors, of whom 107 were full-time. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

We believe that our growth and success is dependent on the contributions of our employees, as led by our executive officers. We focus significant attention on attracting, retaining, engaging and further developing talented and experienced individuals to manage and support our operations. In particular, recruiting and retaining qualified scientific, clinical, manufacturing, commercial, marketing and support personnel is critical to our success. Competition for these skilled personnel is high. We believe that our strong culture of teamwork and desire to be ever better helps us to attract and retain employees. To continue to build upon our culture, we have partnered with Gallup, Inc., or Gallup, a global analytics and advice firm with approximately 35 million respondents within its employee engagement database, to conduct employee engagement surveys on an annual basis and more often as needed. Our executive team reviews these Gallup employee engagement surveys to monitor employees’ needs, individual contribution, teamwork and growth.  Results allow target action plans to be created if needed. Our employees also complete Gallup’s CliftonStrengths talent assessment and attend related training sessions. These tools have been implemented to help our employees identify their core strengths and learn how to use these strengths to become more engaged and productive at work as well as to lead an overall more satisfied and healthier lifestyle.

Based on external benchmarks, we offer employees a number of additional resources and tools to help in their personal and professional development, including career coaching, internal and external development programs, professional assessment tools, a paid subscription to a digital on-demand career and management learning solutions platform and a wellness website through which employees may access information regarding scheduled healthy lifestyle activities, articles and other beneficial resources. Additionally, we require specialized leadership training for all employees that are responsible for the management of others within our organization. Furthermore, our executive team routinely reviews employee turnover throughout the organization to monitor employee satisfaction.

We believe we provide a competitive total rewards offering to our employees, with market competitive cash compensation, equity, and industry competitive company-paid benefits, including subsidized medical, and dental insurance and retirement plans, as well as group vision insurance, tuition reimbursement and fitness reimbursement. Total rewards offerings are established by employee positions, skill levels, experience, knowledge, and geographic location.

We are committed to hiring, developing and supporting a diverse and inclusive workplace, and continue to focus on extending our equality, diversity and inclusion initiatives across our workforce. All of our employees are required to adhere to our Code of Business Conduct and Ethics, and all relevant country regulations which sets forth the high level of integrity, legal compliance and patient-centric focus expected of all our employees. We have a Chief Culture and Community Officer who is responsible for maintaining and building upon our culture, ensuring a strong and healthy internal community, and organizing outreach to our external communities. A core element of these responsibilities includes overseeing an equality, diversity and inclusion, or ED&I, program which is managed by an ED&I professional, who reports to our Chief Culture and Community Officer and routinely meets with our executive committee.  Our ED&I program uses awareness and education, talent development, employee resource groups and targeted focus groups with employees to present the opinions of our employees at all levels to our executive team. In addition, we launched our global Talent Pipeline Program, or the TPP, in 2020 to benefit students that graduated during the COVID-19 pandemic.  The TPP is a one-year global internship program aimed at providing recent diverse graduates real-world experience in the biopharmaceutical industry and related professions, including research, clinical, finance, commercial, marketing, compliance, quality, legal, information technology, human resources, government affairs, and communications. Participants were recruited form a global diverse group of institutions and networks and are provided mentorship, job coaching, career counseling, and leadership training.

In response to the COVID-19 pandemic and related mitigation efforts, we assembled three task forces: (a) the COVID-19 task force, which consists of senior leaders from various departments within our organization and is responsible for the safety of our employees, consultants and contractors throughout the world, collectively our workers, and to maintain business continuity; (b) the Plan Ahead Team, which is responsible for assessing a long-term view and finding innovative ideas for returning to work in the office and takeaways from working during the COVID-19 pandemic that can be utilized going forward; and (c) the Operational COVID-19 Team, which monitors supply chain, development and commercial needs. Our COVID-19 task force continues to monitor safety protocols and procedures to protect our workers as well as business essential operations. These protocols include: (i) limiting access to our facilities and requiring a majority of our workers to work from home (except when access to facilities is necessary) while providing additional equipment to operate successfully remotely, (ii) increasing physical distancing in workspaces for workers working onsite, (iii) adjusting schedules for workers working onsite to minimize the number of individuals in a facility at one time, (iv) requiring masks to be worn in all of our locations, (v) enhancing our cleaning protocols across all facilities, (vi) requiring workers to undergo recurring COVID-19 safety training and (vii) establishing emergency worker testing procedures to immediately respond to potential onsite exposure risks with subsequent testing, tracing, quarantining and re-testing to ensure a safe work environment. Our COVID-19 task force periodically provides updates to our executive team and our board of directors and provides timely communications to employees.

Our Corporate Information

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

Risks Related to the COVID-19 Pandemic

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

The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities, the access of trial participants to clinical sites and caused the majority of our employees to work from home. We continue to monitor the global spread and response of international, national and local authorities of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for our business and the safety of our employees. While we expect the pandemic to continue to have an adverse effect on our business and operations, and the pandemic may have an adverse effect on our financial condition and results of operations, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business, operations, financial condition and results of operations at this time.

Furthermore, we have clinical trial sites located in countries that have been affected by COVID-19 that have been and may continue to be disrupted, including the United States. The disruption of our clinical trial sites is having an adverse impact on our clinical trial plans and timelines. For example, we initiated Study 045 to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. As a result of the COVID-19 pandemic, our patients were temporarily unable to safely travel to our clinical trial site at the University of California, Los Angeles, which also experienced intermittent discontinuations of certain elective procedures and further complicated our patients’ ability to have final study muscle biopsies performed, which delayed our completion of the trial by approximately six months. The COVID-19 pandemic has also adversely affected our ability to timely enroll patients for our clinical trials which may delay the completion of clinical trials. Such disruptions could result in significant delays or could require us to abandon a clinical trial altogether. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.”

Our ability to market and promote our products, as well as patient demand for our products may also be impacted.  Because access to health care providers and institutions has been limited, we have had to transition to virtual and online promotion to reach existing and potential customers.  Healthcare provider and institution restrictions and closures, as well as patient reticence to visit their physicians may also result in a decrease in product prescribing.

Significant suppliers and manufacturing located in countries that have been affected by COVID-19 may also be disrupted, which may affect our ability to procure items that are essential for our research and development activities and may cause disruptions or delays in our sales and commercialization efforts of approved products and clinical trials with respect to product candidates. In addition, our business and operations may be disrupted as resources, components and materials that are essential for our research and development and manufacturing activities may be diverted towards the ongoing efforts to rapidly diagnose, find and distribute a treatment or vaccine for COVID-19 and may not be readily available. The response to the COVID-19 pandemic may also redirect resources with respect to regulatory matters in a way that would adversely impact our ability to progress regulatory approval. For instance, certain of the third-party development and manufacturing organizations that we contract with for analytical testing have prioritized materials and testing kits to support COVID-19 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency in the EEA. Following a clock stop extension, we submitted responses to the EMA’s questions. We may also choose to redirect our own resources in a way that may adversely impact or delay certain of our programs. Furthermore, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “We contract with third parties for the manufacture and distribution of our products and our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts. For certain of our product candidates, we may also directly engage in manufacturing, which will require significant expenditures and compliance with FDA’s manufacturing requirements.”

Further, our own relationships with commercial customers and suppliers could be affected if the government places rated or allocation orders under the Defense Production Act, directly or through higher tier contractors, either with respect to our products or our partners’ supplies or products that may be related to the COVID-19 pandemic.  Specifically, the Defense Production Act provides the president with authority to direct private sector production in, among other circumstances, national emergencies. Once the Defense Production Act is invoked, federal agencies can use it to direct companies to prioritize the sale of goods to the federal government. On March 18, 2020, former U.S. President Donald Trump issued an executive order authorizing use of the Defense Production Act to acquire “health and medical resources needed to respond to the spread of COVID-19.” President Biden has also directed that executive agencies consider whether further use of the Defense Production Act is appropriate in support of the COVID-19 response effort.

We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact. If the COVID-19 pandemic is not effectively and timely controlled, we may experience further or prolonged disruption of our clinical trials, third-party suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and further delays with respect to regulatory approvals or the commercialization of any current or future products. Such events may materially and adversely affect our business operations and financial condition. Additionally, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, the COVID-19 pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Gene Therapy Platform

We may fail to obtain regulatory approval for PTC-AADC for the treatment of AADC deficiency within our expected timeline or at all.

In July 2017, an end-of-phase 2 meeting was held with the United States Food and Drug Administration, or FDA, and the clinical data from two completed PTC-AADC clinical trials, and non-clinical and manufacturing data available to date were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support a submission for a biologics license application, or BLA, without undertaking additional trials at this time. In late 2019, the FDA requested additional information concerning the use of the commercial delivery system for PTC-AADC in young patients. Based on the FDA input, including with respect to manufacturing, we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2021. In April 2018, Agilis held a protocol assistance meeting with the Scientific Advice Working Party of the European Medicines Agency, or EMA, in anticipation of the expected submission of a Marketing Authorization Application, or MAA, in the European Union, or EU and received feedback indicating the clinical and non-clinical data available to date were sufficient to support a submission for an MAA without undertaking additional trials or studies at this time. In January 2020, we submitted an MAA to the EMA for PTC-AADC for the treatment of AADC deficiency in the EEA. However, certain of the third-party development and manufacturing organizations that we contract with for analytical testing have prioritized materials and testing kits to support COVID-19 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency.  Following a clock stop extension, we submitted responses to the EMA’s questions and we currently expect an opinion from the CHMP in the second quarter of 2021. There is no guarantee that we will be able to make our BLA submission within our expected timeline or that the FDA, upon making our BLA submission, or the EMA would not have additional comments or requirements with respect to the respective submissions that we would be required to address before such applications would be accepted for regulatory review or before obtaining regulatory approval, or that the FDA or the EMA will approve PTC-AADC for the treatment of AADC deficiency at all. Any delays in obtaining regulatory approval from either the FDA and/or the EMA, or if we never obtain regulatory approval from either the FDA and/or the EMA, could have a material adverse effect on our business, financial condition and results of operations.

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our gene therapy product candidates or otherwise harm our business.

The manufacture of gene therapy products and our other gene therapy product candidates, such as PTC-AADC, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events, including the COVID-19 pandemic, may delay the availability of material for clinical studies and commercial product for any of our gene therapy product candidates that may receive regulatory approval in the future. We presently contract with third parties for the manufacturing of program materials for our gene therapy product candidates. We plan, however, to begin our own manufacturing of program materials for certain of our gene therapy product candidates at the Hopewell Facility. In connection with our prioritization of expenses during the COVID-19 pandemic, we deferred certain capital expenditures related to the Hopewell Facility, and we now expect cGMP manufacturing of clinical material at this facility to begin in the second half of 2021. To the extent we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

Although we are taking steps to increase our manufacturing capabilities for our gene therapy platform, we currently rely on third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for commercial manufacturing, we or the third party from whom we currently obtain our clinical supply of PTC-AADC may need to increase the scale of production and confirm with the applicable regulatory authorities that the commercial material is comparable to the material used in clinical trials in addition to satisfying other regulatory obligations, or we will need to secure alternate suppliers. In general, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternate suppliers would be able to supply our potential commercial needs. To the extent that we decide to manufacture our own clinical and commercial supply as an alternative source of supply, there is no guarantee that we will be able to cost-effectively produce sufficient quantities of our program materials. Any switch from our current manufacturer would result in a significant delay, would require FDA approval, and cause material additional costs.

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

Due to the potential impact of the COVID-19 pandemic on the manufacture of gene therapy products, the FDA issued guidance concerning how sponsors and investigators may address these challenges.  This guidance recommended that gene therapy manufacturers perform a risk assessment to identify, evaluate, and mitigate factors that may allow for the transmission of the COVID-19 virus.  The FDA specifically recommended that manufacturers consider areas, such as donor assessments, cellular and tissue source materials, manufacturing processes, manufacturing facility controls, product and material testing, and the number of individuals who may receive the product.  Per the guidance, risk assessment and mitigation strategies should be submitted to the FDA.

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

We currently contract, and have in the past contracted, with third parties for the manufacturing of program materials for our gene therapy product candidates. However, we have entered into a lease agreement for office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey, or the Hopewell Facility, that we plan to utilize to begin our own manufacturing of program materials for certain of our gene therapy product candidates. The Hopewell Facility requires substantial investment and significant expertise, and our management devotes substantial time to its preparation. While some of our employees have experience with gene therapy manufacturing, we have never manufactured gene therapy product materials as a company and we may encounter unforeseen delays, equipment failure, labor shortages, natural disasters, power failures, transportation difficulties, quality control or other issues, including those resulting from compliance with regulatory requirements, as further described in these risks, that could prevent us from realizing the intended benefits of our manufacturing strategy. In addition, competition for skilled personnel within gene therapy manufacturing is intense and we may not be able to attract and retain these personnel on acceptable terms. Moreover, establishing an operational manufacturing facility may cost more than we currently anticipate. If we experience any problems or delays with the Hopewell Facility, we may need to rely on contract manufacturers for the manufacturing of program materials that we intended to produce ourselves, which may cause additional timing delays due to the availability of contract manufacturers, and our business, financial condition and results of operations could be materially and adversely affected. For example, in connection with our prioritization of expenses during the COVID-19 pandemic, we deferred certain capital expenditures related to the Hopewell Facility, and we now expect cGMP manufacturing of clinical material at this facility to begin in the second half of 2021.  We currently continue to rely on contract manufacturers for the manufacturing of our gene therapy program materials.

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

We may experience development problems related to our gene therapy programs that cause significant delays, changes in plans or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, to date, the FDA has only approved a limited number of gene therapy treatments, including vector-based gene therapies. In addition, there are also only limited gene therapy products for genetic diseases approved to date in the EU. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for PTC-AADC for the treatment of AADC deficiency or our other gene therapy product candidates in any jurisdiction, if at all. Regulatory requirements governing gene therapy products are still evolving and may continue to change in the future. For example, the FDA has issued a number of guidance documents on human gene therapy development. The FDA will likely continue to issue new guidance and replace existing guidance. Similarly, in April 2019 the U.S. National Institutes of Health issued a rule to streamline the oversight of gene therapy protocols and reduce duplicative reporting requirements that are already captured within existing regulatory frameworks. The European Commission may also issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions. Moreover, while there are significant risks that accompany all development programs, because gene therapy products are a relatively new development, less is known about such products and product candidates. Accordingly, there is an increased risk that such products and product candidates may not perform in clinical or preclinical trials as we expect. Additionally, because gene therapy products are complex, the manufacture of such products and product candidates is more difficult and costly. We may not be able to reliably manufacture such products in accordance with the applicable regulatory requirements in sufficient quantities to support our development programs and, if ultimately approved, commercial supply. Delay, failure or unexpected costs in obtaining, the regulatory approval necessary to bring our product candidates to market, as well as manufacturing difficulties or challenges, could have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our products.

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

For our gene therapy product candidates, we may also pursue alternative approval pathways.  For instance, in the EU, we may pursue an exceptional circumstances marketing authorization.  If a product candidate is eligible for the grant of a marketing authorization under exceptional circumstances, the authorization would be subject to a requirement for the applicant to implement specific procedures, in particular related to notification of  the competent authorities of any safety issue.  Such exceptional circumstance marketing authorizations are annually reassessed and after five years, the authorization may be renewed under exceptional circumstances for an unlimited period, or the EMA may decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. If any product we have is approved under the exceptional circumstances process, there is no guarantee that we will be able to maintain such approval.  Moreover, our product candidates may not be eligible for exceptional circumstances marketing authorization.  By example, the product candidate may not fulfill the qualifying criteria or the EMA may determine that the marketing authorization under exceptional circumstances may not be granted because a conditional marketing authorization is more appropriate. Orphan products are further eligible for approval under exceptional circumstances only if the criteria considered for the approval under exceptional circumstances are fulfilled.

Delays as a result of lengthier regulatory approval process and further restrictions on development or the approval of our gene therapy product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all, any of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Furthermore, if we or others later identify undesirable side effects caused by any of our gene therapy product candidates, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of any product candidate that may receive regulatory approval, thereby preventing or delaying its commercialization;
●	regulatory authorities may require additional warnings or limitations of use in product labeling;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●	we could be sued and held liable for harm caused by our products to patients; and
●	our reputation may suffer.

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

Because gene therapy remains a novel technology, we face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for our product candidates, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and healthcare payers of gene therapy products in general, and of our product candidates in particular, as medically necessary, cost-effective and safe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend in part upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, if approved, prescribing treatments that involve the use of our product candidates, if approved, in lieu of, or in addition to, existing treatments, if any, with which they are familiar and for which greater clinical data may be available. Even if a product candidate displays a favorable efficacy and safety profile in clinical trials and is ultimately approved, market acceptance of the product candidate will not be fully known until after it is commercialized. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any product candidates that receive regulatory approval. For example, earlier gene therapy trials conducted by other organizations have led to several well-publicized adverse events, including cases of leukemia, immune- and complement-mediated adverse events, and death seen in other such organizations’ trials using other vectors. A significant negative development in any other gene therapy program or our failure to satisfy any post-marketing regulatory commitments and requirements to which we may become subject may adversely impact the commercial results and potential of our product candidates. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any gene therapy products for which we obtain marketing approval. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We expect the cost of a single administration of gene therapy products, including PTC-AADC for the treatment of AADC deficiency, to be substantial. We expect that coverage and reimbursement by government and private payers will be essential for most patients to be able to afford these treatments. Accordingly, sales of any product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the prices of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payers. Coverage and reimbursement by a third-party payer may depend upon several factors, including the availability of alternative therapies or a third-party payer’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payers is a time-consuming and costly process that could require us to provide to the payer supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies, such as PTC-AADC for the treatment of AADC deficiency. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Expensive specialty drugs in particular are often subject to restriction. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. Currently, there is limited experience with Centers for Medicare and Medicaid Services, or CMS, coverage of gene therapy product. We cannot be assured that Medicare or Medicaid will cover our product candidates that may be approved or provide reimbursement without restriction and at adequate levels to realize a sufficient return on our investment. Our rebate payments may increase or our prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Moreover, reimbursement agencies in the EU may be more conservative than CMS. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval. Additionally, within Europe, each country has its own reimbursement regime employing various health technology assessment approaches to assess the cost-effectiveness of the product (in the United Kingdom a HTA assessment is conducted by NICE) which may significantly affect the effective access to the market.

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

Such biosimilars would reference biological products approved in the United States. The BPCIA, however, establishes certain protections for reference biologic products. For example, the BPCIA sets up a complex and involved framework for reference and biologic product sponsors to bring patent infringement actions and actions for declaratory judgment. If another company pursues approval of a product that is biosimilar to any biologic product for which we receive FDA approval, we may need to pursue costly and time-consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. We may also need to spend time and money defending an action for declaratory judgement that is brought by the biosimilar product sponsor.

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

Similarly, in the EU, another company could gain approval for a competing product based on an MAA with a completely independent data package that includes pharmaceutical tests, preclinical tests and clinical trials.

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

If we do not successfully maintain our marketing authorizations for our products, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. The success of our products will depend on a number of additional factors, including the following:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;
●	the timing and scope of commercial launches;
●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;
●	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
●	the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;

●	successful identification of eligible patients;
●	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	global trade policies;
●	a continued acceptable safety profile of the drug;
●	the costs, timing and outcome of post-marketing studies and trials required for our products, including, with respect to Translarna, Study 041;
●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and, including with respect to Emflaza, whether we are able to maintain market exclusivity periods under the Hatch-Waxman Act and Orphan Drug Act;
●	whether, with respect to Translarna, we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;
●	our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations;
●	the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome; and
●	protecting our rights in our intellectual property portfolio.

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

In order to continue to generate revenue from Translarna, we must maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older, maintain our marketing authorization for Translarna in Brazil from ANVISA, the Brazilian health regulatory authority, for the treatment of nmDMD in ambulatory patients aged five years and older and we also may need to receive marketing authorizations in other territories. The marketing authorization in the EEA is conditional and subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. The final report on Study 041 is to be submitted by us to the EMA by the end of the third quarter of 2022. The marketing authorization was last renewed in June 2020 and is effective, unless extended, through August 5, 2021.

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

In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045. While we have discussed the procedures and methods for Study 045 with the FDA, the procedures and methods have never previously been utilized in DMD studies and the FDA will need to accept the methods utilized in the study. There is substantial risk that the FDA will not accept the methods used to collect the data in Study 045.

In February 2021, we announced the results of Study 045. Although Study 045 did not meet its pre-specified primary endpoint, we plan to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data. There is substantial risk that the FDA will determine that the results from our clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. In that case, as we expect to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, we would plan to re-submit the NDA at that time.

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

Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we have incurred and expect to continue to incur material costs related to the implementation and conduct of Study 041. We expect that conducting a placebo-controlled trial in nmDMD of this size will be challenging and we have enrolled patients in countries with a different standard of care for nmDMD patients and at clinical trial sites that are inexperienced with nmDMD clinical trials, which may affect our ability to accurately evaluate the study and maintain compliance with applicable regulatory requirements and laws. In addition, we may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.

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

If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials, and, when and if completed, Study 041 and related analyses, or otherwise do not view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of our products or product candidates that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may, among other things:

●	be unable to successfully maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA;
●	be unable to successfully maintain our marketing authorization in Brazil for Translarna for the treatment of nmDMD;
●	be delayed in or unable to obtain marketing approval in the United States for Translarna or any other product candidates, including supplemental application approvals for any products that receive approval;
●	be delayed in obtaining additional marketing authorizations, or not obtain additional marketing authorizations at all, for Translarna for the treatment of nmDMD;
●	be delayed in obtaining marketing authorizations, or not obtain marketing authorizations at all, for our other product candidates;
●	obtain approval for indications, uses or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	obtain approval with labeling that does not include claims that are necessary or desirable for the successful commercialization of the product or product candidate;
●	be subject to additional post-marketing requirements or restrictions, such as post-approval studies or REMS;
●	have the product removed from markets after obtaining applicable marketing authorizations; or
●	not be permitted to sell Translarna under some or any reimbursed EAP programs.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

●	clinical trials of our products or our product candidates may produce negative or inconclusive results for the necessary study endpoints, our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;
●	the number of patients required for clinical trials of our product and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;
●	clinical trial sites or enrolled patients may be negatively affected by the COVID-19 pandemic, resulting in delays and disruptions in completing clinical trials, such as our patients’ temporary inability to safely travel to our clinical trial site for Study 045 at the University of California, Los Angeles, which also experienced intermittent discontinuations of certain elective procedures, further complicating our patients’ ability to have final study muscle biopsies performed;
●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study, increase the needed enrollment size for the study or extend the study’s duration;
●	we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
●	we may enroll patients at clinical trial sites in countries that are inexperienced with clinical trials in general, or with the indication that is the subject of the trial;
●	we may enroll patients at clinical trial sites in countries that have a different standard of care for patients in general, or with respect to the indication that is the subject of the trial. Regulatory authorities, such as the FDA, may also not accept data generated at international clinical trial sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our investigational new drug application, or IND, or comparable application or protocols prior to commencing a clinical trial;
●	we may fail to reach an agreement with regulators, institutional review boards, institutional biosafety committees, or independent ethics committees regarding the scope, design, or implementation of our clinical trials. For instance, the FDA or comparable ex-U.S. regulatory authorities may require changes to our study design that make further study impractical or not financially prudent;
●	we may have delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations;
●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
●	we may have to suspend or terminate clinical trials of our products or our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;
●	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;
●	our products or our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards, institutional biosafety committees or independent ethics committees to suspend or terminate the trials;
●	regulators may require us to perform additional or unanticipated clinical or preclinical trials, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval or we may be subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;
●	there may be changes in the applicable regulatory authorities’ approval policies or review, statutes, or regulations, which may render our data insufficient to obtain marketing approval;

●	we may decide that it is no longer in our business interest to continue a development program;
●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	the FDA or comparable ex-U.S. regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	the FDA or comparable ex-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our contract manufacturer’s manufacturing facility for clinical and future commercial supplies;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable ex-U.S. regulatory authorities to support the submission of a marketing application, or other comparable submission in ex-U.S. jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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

We faced similar challenges in connection with the designs of our study of Translarna in nonsense mutation aniridia, which did not meet statistical significance, our study of Translarna in nonsense mutation Dravet syndrome/CDKL5, which did not meet its primary endpoint and our study in Emflaza in limb-girdle 2I. In each case, there was limited historical clinical trial experience for the development of drugs to treat the underlying cause of these disorders. Our program for Emflaza in limb-girdle 2I was discontinued in 2019 and our programs for Translarna in nonsense mutation aniridia and Translarna in nonsense mutation Dravet syndrome/CDKL5 were each discontinued in 2020.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates, including clinical trials related to our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications.

Many of the indications we are currently pursuing for our products and product candidates are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, there is significant competition, including from other companies and governmental organizations, to find a treatment for COVID-19 which may affect the patient enrollment of our studies of PTC299 for COVID-19.

Patient enrollment is affected by other factors including:

●	severity of the disease under investigation;
●	eligibility criteria for the study in question;
●	perceived benefits and risks of the product candidate under study;
●	disruptions caused by the COVID-19 pandemic;
●	the willingness of potential patients to enroll in a clinical trial during the COVID-19 pandemic;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll, timely or at all, a sufficient number of patients in our clinical trials for our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications, or any of our, or our collaboration partners’, other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In addition, we are obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization of Emflaza in the United States, including pre-clinical and clinical safety studies. If we or others identify previously unknown side effects, whether pursuant to these post-marketing requirements, or otherwise, and in particular if such side-effects are severe, or if known side effects are more frequent or severe than in the past then our marketing authorization for Emflaza may be restricted or withdrawn, changes may be required to the product’s label, sales may be adversely impacted, we may be required to undertake additional studies or trials, and government investigations or litigation, including product liability claims, may be brought against us. Additionally, if the safety warnings in our product labels are not followed, adverse medical situations in patients may arise, resulting in negative publicity and potential lawsuits, even if our products worked as we described. Any of these occurrences would limit or prevent us from commercializing our products, which would have a material adverse effect on our business, financial results and operations.

Our product candidates, including our gene therapy product candidates, may be subject to marketing and distribution restrictions that could limit our ability to successfully market and distribute those products, and limit the ability of physicians to prescribe and administer such products.

Our product candidates, including our gene therapy product candidates, if approved, may be subject to restrictions on product labeling, marketing, distribution, prescribing, and use, which could increase our cost to commercialize such products and decrease our ability to generate product revenue. One such restriction may be risk evaluation and mitigation strategies, or REMS. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the product’s risks, limitations on who may prescribe or dispense the product, or other measures that the FDA deems necessary to assure the safe use of the product. Several gene therapy products that have been approved by FDA have required substantial REMS. For example, Yescarta, which is a cell-based gene therapy approved by FDA in 2017 for adult patients with certain types of large B-cell lymphoma who have not responded to or who have relapsed after at least two other kinds of treatment, is subject to a substantial REMS program. The Yescarta REMS includes requirements for dispensing hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. Similarly, also in 2017, the FDA approved Kymriah, a cell-based gene therapy for the treatment of patients up to 25 years of age with B-

cell precursor ALL that is refractory or in second or later relapse. This indication was expanded in 2018 to include adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including diffuse large B-cell lymphoma (DLBCL) not otherwise specified, high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Like Yescarta, Kymriah was approved with a REMS that includes requirements for hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. The Yescarta and Kymriah sponsors are responsible for implementing the REMS. REMS, such as these, can be expensive and burdensome to implement, and burdensome for hospitals, clinics, and health care providers to comply with. Accordingly, should any of our product candidates be subject to a REMS, it may materially harm our business.

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

The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the limitations or warnings contained in the product’s FDA-approved labeling
●	the claims we may make for a product, based on the approved label;
●	distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a REMS or voluntary risk management plan
●	the ability to offer our products or product candidates for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement;
●	adverse publicity about our products or product candidates or favorable publicity about competitive products or product candidates; and
●	any restrictions on concomitant use of other medications.

In addition, because we are developing Translarna for the treatment of different indications, negative results in a clinical trial evaluating the efficacy of Translarna for one indication, such as the results from our study assessing Translarna in nonsense mutation Dravet syndrome/CDKL5, could have a negative impact on the perception of the efficacy of Translarna in a different indication, which could have an adverse effect on our commercialization efforts and financial results.

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

In June 2020, the FDA authorized the initiation of a Phase2/3 clinical trial evaluating PTC299 as a potential treatment for COVID-19 and we expect data from this trial to be available in the second half of 2021. Our clinical trial for PTC299 may reveal unfavorable characteristics, including safety concerns, and may not demonstrate efficacy. We cannot be certain that the Phase 2/3 clinical trial will be sufficient to enable us to obtain marketing approval of PTC299 for the treatment of COVID-19, and we may need to conduct additional clinical trials before we are able to apply for marketing approval. Additionally, the FDA and other regulators may not agree with our interpretation of the results of the clinical data from the trial. If we are unable to successfully complete the clinical trial, if the results of the clinical trial are not positive or are only modestly positive, or if there are safety concerns, we may be unable to produce a drug that successfully treats COVID-19 and receives regulatory approval in a timely manner, if at all.

The timing and success of our clinical trial of PTC299 for the treatment of patients with COVID-19 will depend on our ability to enroll patients in the trial. Our inability to enroll a sufficient number of patients could result in significant delays or could require us to abandon the trial and development of PTC299 for the treatment of COVID-19 altogether. Patient enrollment may be affected by the availability of commercially available treatments and vaccines and other ongoing clinical trials. There is significant competition, including from other companies and governmental organizations, to find a treatment for COVID-19. For example, the FDA granted emergency use authorizations to Pfizer and Moderna for their COVID-19 vaccines in the United States as well as to Regeneron for the administration of casirivimab and imdevimab together. The FDA has also approved Gilead’s antiviral drug Velkury (remdesivir), for the treatment of COVID-19. As a result, even if we are able to sufficiently enroll our clinical trial and produce an effective treatment for COVID-19, there is no guarantee that we will be able to successfully commercialize our product. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.”

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

Factors that may materially affect our efforts to commercialize our products include:

●	our ability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our ability to monitor the legal and regulatory compliance of sales and marketing personnel;
●	an inability to secure adequate coverage and reimbursement by government and private health plans;
●	reduced realization on government sales from mandatory discounts, rebates and fees, and from price concessions to private health plans and pharmacy benefit managers necessitated by competition for access to managed formularies;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	our ability to implement third-party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;
●	the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe our current or any future products;
●	the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent commercial organization.

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

We commercialize Translarna, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

●	various effects and responsive measures relating to the COVID-19 pandemic;

●	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;
●	difficulty in staffing and managing international operations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	unexpected changes in health care policies of ex-U.S. jurisdictions;
●	trade protection measures, including import or export licensing requirements and tariffs;
●	our ability to develop relationships with qualified local distributors and trading companies;
●	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;
●	diminished protection of intellectual property in some countries outside of the United States;
●	differing labor regulations and business practices; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

For example, we face risks arising out of the potential uncertainty caused by United Kingdom’s exit from the EU and the end of the transition period on January 1, 2021, commonly referred to as Brexit. Uncertainty over the terms of the United Kingdom’s withdrawal from the EU could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and, in the event that such ex-U.S. exchange volatility were to continue, it could cause volatility in our financial results. In addition, if the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new regulatory costs and challenges. While a trade deal has been agreed between the EU and UK, it is primarily focused on avoiding tariff barriers and mutual GMP recognition with further regulatory cooperation to be agreed between the parties through a ‘Working Group on Medicinal Products’.

In addition, some countries in which a product candidate is not approved allow patients access to the product candidate through other legal mechanisms, including court intervention or EAP programs, if the product is approved in another jurisdiction. The price that is ultimately approved by governmental authorities in any country pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under such legal mechanisms and we may become obligated to repay such excess amount. For additional information, see also “Risks Related to the Regulation of our Products and our Product Candidates”-”Commercialization of Translarna has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our anticipated revenue, growth and business.”

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

There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta recently received approval in the United States for two treatments (Exondys 51 (eteplirsen)  and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene, Sarepta (Casimersen (SRP-4045)), Daiichi Sankyo (DS-5141),  Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Sarepta (SRP-9001), Pfizer (PF-06939926) and Solid Biosciences (SGT-001).

Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the U.S. DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma and Santhera are developing a glucocorticoid antagonist (vamorolone) for DMD patients with anticipated NDA filing in 2021.

Evrysdi also faces competition. For example, in December 2016, the FDA approved Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, to treat SMA. Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc. (acquired by Novartis in 2018) is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodrium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK-015) and Cytokinetics (reldesemtiv).

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of Tegsedi and Waylivra. For example, if approved, Waylivra could face competition from drugs like Myalept (metreleptin). Myalept, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Ionis is developing AKCEA-APOCIII-LRx for the treatment of FCS. Tegsedi also faces competition from drugs like Onpattro (patisiran), which was launched by Alnylam in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020. Vyndaqel (tafamidis meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some other countries in Latin America by Pfizer. Other companies are also pursing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including Alnylam (vutrisiran), Eidos Therapeutics (AG-10), Proclara Biosciences (NPT-189), Prothena (PRK-004) and SOM Biotech (tolcapone).

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

There are currently no drugs approved to delay the onset or slow the progression of Huntington disease.  However, Novartis (branaplam), uniQure (AMT-130), Roche and Ionis (tominersen) and Wave Life Sciences (WVE-120102) are all developing product candidates for treatment of Huntington disease.

While there are currently no treatment options available for Friedreich ataxia, omaveloxolone, which is being developed by Reata Pharmaceuticals and RT-001, which is being developed by Retrotope, are each late stage product candidates being investigated for the treatment of Friedreich ataxia. Voyager Therapeutics, Pfizer, Novartis, Stride Bio in collaboration with Takeda, AavantiBio, and Fulcrom Therapeutics are also working on pre-clinical studies for a potential gene therapy solution. Other gene therapy companies may in the future decide to utilize existing technologies to address unmet needs that could potentially compete with our product candidates.

Although no drugs are currently approved for the treatment of GBA Parkinson’s disease, Prevail Therapeutics (PR001) and Sanofi (GZ/SAR402671), each have clinical stage product candidates being evaluated for the treatment of GBA Parkinson’s disease. Additionally, ambroxol, a generic cough medicine, is also being evaluated for treatment of GBA Parkinson’s disease.

If approved, PTC923 could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU.  Furthermore, Homology (HMI-102) and BioMarin (BMN 307) each are developing gene therapy product candidates for the treatment of PKU.

If approved, PTC299 could face significant competition as many other companies and governmental organizations have expended resources to find a treatment for COVID-19.  The FDA granted emergency use authorizations to Pfizer and Moderna for their COVID-19 vaccines in the United States as well as to Regeneron for the administration of casirivimab and imdevimab together. The FDA has also approved Gilead’s antiviral drug Velkury (remdesivir), for the treatment of COVID-19.

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

The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the EEA, require approval of the sale (list) price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some ex-U.S. markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations, in some countries at national as well as regional levels, that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, including Emflaza and Translarna, or other product candidates, even following marketing authorization.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws, enforcement policies or administrative determinations with respect to the importation of drugs into the United States from other countries where they may be sold at lower prices.

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

Emflaza is also eligible for reimbursement under the Medicare Part D program. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D prescription drug formularies are required to include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain, and payment of Medicare Coverage Gap discounts may further reduce realization on Part D drugs. Further, CMS is proposing to relax Part D coverage requirements to give plans more leverage in negotiating their formularies.

With respect to drugs eligible for reimbursement under Medicare Part B, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nations payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Moreover, in 2017, the U.S. Congress modified and amended certain provisions of the 2010 U.S. healthcare reform legislation (the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act), which could have an impact on coverage and reimbursement for healthcare items and services covered by the federal and state healthcare programs as well as plans in the private health insurance market. The so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017. There are legal challenges to the Affordable Care Act pending and there may continue to be future efforts to modify, repeal, or otherwise invalidate all, or certain provisions of the Affordable Care Act. The Biden administration is expected to continue to take measures to further facilitate the implementation of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Similarly, sales of Emflaza in the United States could also be reduced if deflazacort is imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. There have been proposals to legalize the import of pharmaceuticals from outside the United States and the FDA has finalized a guidance to facilitate the import of U.S. approved pharmaceutical and biologic products that were originally intended for marketing in a foreign country. If such legislation were enacted, our revenues from Emflaza could be reduced, and our business, results of operations and financial condition could be materially adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future. We may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $1,628.9 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offerings” of our common stock, proceeds from the Royalty Purchase Agreement, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, our prior credit agreement with MidCap Financial Trust and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and in May 2017, we began to recognize revenue generated from net sales of Emflaza for the treatment of DMD in the United States. We also began to recognize revenue generated from net sales of Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in 2019 and Waylivra for the treatment of FCS in 2020 in Latin America and the Caribbean. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products. We expect to continue to generate operating losses through 2021 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period.

From time to time, we have engaged in strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets or businesses. In connection with these acquisitions, we have entered into agreements through which we have ongoing obligations, including obligations to make contingent payments upon the achievement of certain development, regulatory and net sales milestones or upon a percentage of net sales of certain products. See “Item 1. Business-Our Ongoing Acquisition-Related Obligations” for further information regarding our acquisitions and our ongoing obligations. We may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations and we may incur expenses, including with respect to transaction costs, subsequent development costs or any upfront, milestone or other payments or other financial obligations associated with any such transaction.

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

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA and Brazil. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are also preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the second quarter of 2021. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to potential delays in the review process related to the COVID 19 pandemic, expect a regulatory decision on approval from ANVISA in the third quarter of 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. With respect to our outstanding 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. In addition, Akcea is eligible to receive from us an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA, the determination for which we expect to potentially occur, subject to potential delays in the review process related to the COVID-19 pandemic, in the third quarter of 2021.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations we assumed in connection with our acquisitions and collaborations;
●	execute our commercial strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA and Brazil for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;

●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

●	commercializing and marketing all of our products and products candidates;
●	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA, including successfully obtaining annual renewals of the marketing authorization, fulfilling the specific obligation to conduct and report the results of Study 041 to the EMA, and meeting any ongoing requirements related to the marketing authorization;
●	advancing Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	maintaining orphan exclusivity in the United States for Emflaza;
●	successfully completing any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	expanding the territories in which we are approved to market our products;
●	successfully advancing our other programs and collaborations, including our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for additional indications;
●	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;
●	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	identifying patients eligible for treatment with our products and product candidates;
●	successfully developing or commercializing any product candidate or product that we may in-license or acquire;
●	protecting our rights to our intellectual property portfolio related to Translarna and other products and product candidates; and
●	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.

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

As noted in the prior risk factor, we expect to incur significant expenses related to our clinical, regulatory, commercial, legal, research and development, and other business efforts. We believe that our cash flows from product sales, together with existing cash and cash equivalents, including our Convertible Notes offerings, public offerings of common stock, our “at the market offering” of our common stock pursuant to an At the Market Offering Sales Agreement with Cantor Fitzgerald and RBC Capital Markets, LLC, or the Sales Agreement, proceeds from the Royalty Purchase Agreement and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the costs, timing and outcome of Study 041;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress, results and costs of our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market our products;
●	our ability to utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
●	the costs, timing and outcome of regulatory review of our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	our ability to satisfy our obligations under the indentures governing our Convertible Notes;
●	the timing and scope of growth in our employee base;
●	revenue received from commercial sales of or products or any of our other product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products and product candidates on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, Censa and of BioElectron’s assets, and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales for certain product candidates or indications. In addition, our products and product candidates, if approved, may not achieve sustained commercial success. Likewise, if we fail to maintain our marketing authorization or lose non-

patent market exclusivity for our products and product candidates we will be unable to commercialize and generate revenue from the sales of those products.

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

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisitions of Emflaza, Agilis, Censa and BioElectron’s assets and our Collaboration and License Agreement with Akcea, or the Akcea Agreement. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

In addition, future strategic transactions may entail numerous operational, financial and legal risks, including:

●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
●	higher than expected acquisition and integration costs;
●	difficulty in integrating operations and personnel of any acquired business;
●	increased amortization expenses or, in the event that we write-down the value of acquired assets, impairment losses;
●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
●	inability to retain personnel, customers, distributors, vendors and other business partners integral to an in-licensed or acquired product, product candidate or technology;
●	potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges;
●	entry into indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions; and
●	other challenges associated with managing an increasingly diversified business.

For example, on May 29, 2020, we completed the acquisition of Censa pursuant to the Censa Merger Agreement. Upon the closing of the Censa Merger, we paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa’s opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-

day VWAP pursuant to the Censa Merger Agreement. In addition, Censa securityholders may become entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, we have the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of our common stock. There is no guarantee that we will be able to make these milestone payments through cash on hand and expected cash flows and we may be required to raise additional capital in order to fund these payments.

Following completion of the acquisition, we became responsible for Censa’s liabilities and obligations, including with respect to certain agreements, financial, regulatory and compliance matters, in addition to the expenses we expect to incur based on our current commercial, regulatory, research and development plans for PTC923 and the other assets acquired from Censa. These expenses and obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Further, it is possible that there may be undisclosed, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations.

If we are unable to successfully manage any strategic transaction in which we may engage, our ability to develop new products and continue to expand and diversify our product pipeline may be limited.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate enough product revenues to cover our expenses, we expect to supplement our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates; marketing, distribution, licensing or other arrangements.

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

Sections 382 and 383 are extremely complex provisions with respect to which there are many uncertainties, and we have not requested a ruling from the United States Internal Revenue Service, or IRS, to confirm our analysis of the ownership change limitations related to the NOLs and other tax attributes generated by us. Therefore, we have not established whether the IRS would agree with our analysis regarding the application of Sections 382 and 383. We continue to fully evaluate the impact of a limitation on the use of our NOLs and other tax attributes under Sections 382 and 383.

Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. In 2020, we generated a significant amount of taxable income from the sale of the Assigned Royalty Payment to RPI pursuant to the Royalty Purchase Agreement. As a result, we utilized a significant amount of tax attributes.

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

Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Cooperation and Development (OECD), may increase tax uncertainty and the amount of tax we pay.

Additionally, in the United States, the 2017 Tax Act was enacted on December 22, 2017, making significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of executive compensation, the limitation of tax deductions for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction of NOLs arising in taxable years beginning after December 31, 2017 to 80% of current-year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (through any such NOLs may be carried forward indefinitely). The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our ex-U.S. subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective in January 2018. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how the law is applied. The effect of the 2017 Tax Act will differ across the states. Many states have enacted new legislation in response to the federal tax reform law. As a result of the reduction in the U.S. corporate income tax rate, we revalued our ending net deferred tax assets as of December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded no further adjustments.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the 2017 Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. We expect that conducting a placebo-controlled trial in nmDMD of this size will be challenging and we have enrolled patients in countries with a different standard of care for nmDMD patients and at clinical trial sites that are inexperienced with nmDMD clinical trials, which may affect our ability to accurately evaluate the study and maintain compliance with applicable regulatory requirements and laws. In addition, we may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a materially adverse effect on our ability to maintain our marketing authorization in the EEA.

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

The process of obtaining marketing authorizations is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing authorization of a product candidate. Any marketing authorization we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. For example, the marketing authorization granted on a conditional basis by the EMA in the EEA for Translarna is limited to ambulatory nmDMD patients aged two years and older who have been identified through genetic testing and is subject to the specific obligation to conduct Study 041 and annual reassessment by the EMA of the benefit-risk analysis. Additionally, we are obligated to complete certain post-marketing requirements in connection with the FDA’s approval of Emflaza, including pre-clinical and clinical safety studies.

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

Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for PTC-AADC for the treatment of AADC and for Translarna for the treatment of nmDMD, Becker muscular dystrophy (in the EU) and nonsense mutation aniridia. The FDA has also granted an orphan drug designation to Evrysdi, PTC-FA, PTC-AS, PTC299 and PTC596. We may also seek orphan drug exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates. Obtaining orphan drug exclusivity, both in the EU and in the United States, may be important to a product candidate’s future success.

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

Emflaza has a seven-year exclusive marketing period in the United States for the approved orphan indication, which commenced on February 9, 2017 (the date of FDA approval), under the Orphan Drug Act as well as a concurrent five-year exclusive marketing period in the United States for the active ingredient in Emflaza under the provisions of the Hatch-Waxman Act. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients with DMD and later approved Emflaza as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval. Additionally, The FDA approved the use of Emflaza for the treatment of patients 2 years to up to 5 years old with DMD on June 7, 2019.

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

Under the Hatch-Waxman Act, a five-year period of exclusivity is granted to NDAs for products, such as Emflaza, containing active moieties never previously approved by the FDA either alone or in combination with another drug substance. The active moiety is the molecule or ion, excluding certain appended portions and other noncovalent derivatives, responsible for the physiological or pharmacological action of the drug substance. During the five-year exclusivity period, third parties may not submit certain types of applications to the FDA, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement with respect to any patents of the exclusivity holder covering the drug product that are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The two types of applications prevented by Hatch-Waxman exclusivity are 505(b)(2) applications and abbreviated new drug applications, or ANDAs. A 505(b)(2) application allows the FDA to rely for approval of an NDA on data not developed by or for the applicant such as published literature or the FDA’s finding of safety and effectiveness of a previously approved drug, and for which the applicant has not obtained a right of reference or use. An ANDA is an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, and conditions of use, among other things to a previously approved application (known as the reference listed drug). Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs do not generally contain clinical studies as required in full NDAs but are required to contain information establishing bioequivalence to the reference listed drug, allowing the FDA to use this bioequivalence information to rely on the prior finding of safety and efficacy for the reference listed drug. Accordingly, if any periods of exclusivity do not provide adequate protection or if we do not receive anticipated periods of exclusivity, we may face competition from 505(b)(2) and ANDA products sooner than anticipated.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, both before and after product approval, may yield various results which could negatively affect our business, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	changes to or restrictions on the labeling or marketing of a product;
●	modifications to promotional pieces;
●	issuance of corrective information;
●	clinical holds or termination of clinical trials;
●	changes in the way a product is administered;
●	liability for harm caused to patients or subjects;
●	adverse publicity, reputational harm, or the product becoming less competitive;
●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;
●	restrictions on product distribution or use;
●	requirements to implement a REMS;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning, cyber or untitled letters;
●	withdrawal of the products from the market or marketing suspensions;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing authorizations;
●	refusal to permit the import or export of our products;
●	product seizure or detention;
●	injunctions;
●	the imposition of civil or criminal penalties; or
●	FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements.

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

Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. For example, these factors influenced the length of our pricing and reimbursement negotiations in England, which took place between mid-2014 to mid-2016, and culminated in a temporary managed access agreement between us, National Health Services England, the National Institute for Health and Care Excellence, or NICE, NorthStar clinical network and the patient organizations Muscular Dystrophy UK and Action Duchenne. The managed access agreement establishes the clinical details surrounding the use of Translarna, including the terms and conditions of a confidential financial arrangement and the collection of further data on the efficacy of Translarna for the treatment of nmDMD with NICE guidance, before future funding decisions are taken.

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

Restrictions and reporting requirements under applicable U.S. federal and state healthcare laws and regulations, and equivalent laws and regulations in the EU and other countries in which we operate, include, and are not limited to, the following:

●	Anti-corruption and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act of 2010, or Bribery Act, and similar statutes which have been adopted, or may be adopted in the future, by other countries in which we operate and with which we are or may be required to comply.
●	Anti-kickback laws and regulations, including those applicable in the United States, the United Kingdom and other countries where we operate, which generally prohibit, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under government funded healthcare programs. The U.S. federal statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others and many states have enacted equivalent state laws that apply not only to government payors but to commercial payors as well.
●	False claim laws and regulations, including the U.S. False Claims Act and similar state laws, which may permit civil whistleblower or qui tam actions and may impose civil liability and criminal penalties on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government. Federal enforcement agencies have also showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.
●	Federal price reporting laws, including the Medicaid drug rebate statute, which requires manufacturers of covered outpatient drugs to calculate and submit complex pricing information that is used as the basis for reimbursement of certain drugs by, and payment of rebates to, the Medicaid program; the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Modernization Act, which requires manufacturers to calculate and report a drug’s Average Sales Price used to reimburse providers for physician-administered drugs under Medicare Part B; and the Veterans Health Care Act of 1992, which requires, manufacturers of covered drugs (including all drugs approved under an NDA) to calculate and report a Federal Ceiling Price and offer their covered drugs for sale at no more than that price to the Department of Veterans Affairs, the Department of Defense, and other agencies. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to accurately report drug pricing or provide the mandatory discounts may subject the manufacturer to specific civil monetary penalties. Failure to comply with the Veterans Health Care Act also jeopardizes payment by Medicaid for the manufacturer’s drugs. Certain states have also enacted drug price transparency laws that require reporting of pricing information.
●	Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including HIPAA, as amended by the HITECH Act, and similar state laws, such as the California Consumer Privacy Act. For example, HIPAA, as amended by the HITECH Act, and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information, and may impose criminal and civil liability for violations of those obligations. In addition, international data protection laws including the European General Data Protection Regulation, and supplementary member state, United Kingdom, European Economic Area, and Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, and compliance with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are high risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.
●	HIPAA also imposes liability, including criminal liability, for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Notably, the Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.
●	Laws and regulations governing the advertising and promotion of medicinal products, interactions with physicians and patients, misleading and comparative advertising and unfair commercial practices. For example, legislation adopted by individual EU member states that may apply to the advertising and promotion of medicinal products require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.

●	Laws and regulations regulating off-label promotion of medicinal products, which is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.
●	Laws and regulations in the United States, including the FDCA and other laws and regulations, that prohibit us from promoting any of our FDA approved products for off-label uses and that require compliance with FDA’s advertising and promotional requirements. For example, the FDA requires that all product advertising and promotion be consistent with the FDA approved label, be truthful and non-misleading, be adequately substantiated, and have fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the use of our marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and we would not be able to discuss or provide information on off-label uses or safety benefits of such products in a promotional context. While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. Should the FDA or other regulatory authorities determine that our activities constituted the promotion of off-label use or a violation of its other promotional and marketing standards, we could face significant enforcement action and substantial penalties, including, but not limited to action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives, and such a determination could also trigger civil or criminal liability under other applicable laws in the United States.
●	Laws and regulations requiring that we disclose publicly payments made to physicians, including in certain EU member states and the United States. For example, in the United States, under the federal Physician Payments Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, certain other healthcare providers, and teaching hospitals, as well as physician and immediate family ownership and investment interests in such manufacturers. A number of U.S. states and other countries have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians, certain hospitals, and other covered recipients.

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

Similarly, in the United States, the Affordable Care Act contains provisions that may reduce the profitability of drug products. However, there are ongoing legal challenges to the Affordable Care Act which may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscores the potential for additional reform going forward. The Biden administration is expected to continue to take measures to further facilitate the implementation of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

Promulgated and proposed regulatory changes could also affect coverage or reimbursement of our products and in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020.  The rule also expanded the definition of products identified as “line extensions” thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs.  340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, recently also went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.

We anticipate that the U.S. Congress, administrative agencies, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include:

●	controls on government funded reimbursement for drugs;
●	caps or mandatory discounts under certain government sponsored programs;
●	controls on healthcare providers;

●	challenges to the pricing of drugs or limits on prohibitions on reimbursement or specific products through other means;
●	reform of drug importation laws and policies;
●	expansion of use of managed care systems in which the healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and
●	requirements or restrictions related to direct-to-consumer advertising or drug marketing practices.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. In particular, we are unable to predict what changes the Biden administration will implement through the U.S. Congress or future executive orders and how these would impact us. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our net revenues and operating results.  Changes in FDA laws, regulations, and policies may also make it more difficult to obtain and maintain marketing authorizations.

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

For example, in connection with our acquisition of Agilis, we paid upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Additionally, we entered into a Rights Exchange Agreement, pursuant to which we issued 2,821,176 shares of our common stock and paid $36.9 million, in the aggregate, to the Participating Rightholders in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agilis Merger Agreement. We may never realize the anticipated benefits of the acquisition of Agilis and by investing our limited resources in this product, we may be required to forgo or delay other opportunities.

In addition, we initiated separate Phase 2 clinical trials of Translarna for the treatment of hemophilia in 2009 and the metabolic disorder methylmalomic acidemia in 2010, but then suspended these clinical trials to focus on the development of Translarna for nmDMD and nmCF when we found variability in the assays used in these trials and preliminary data from these trials did not indicate definitive evidence of activity. We also initiated a Phase 2 clinical trial of Translarna for treatment of mucopolysaccharidosis type I caused by nonsense mutation in 2015, but in the third quarter of 2017 we stopped enrollment and began to wind down this study due to difficulties identifying qualified patients. In March 2017, we discontinued our clinical development of Translarna for nmCF based on the negative outcome of a Phase 3 clinical trial. Additionally, our programs for Translarna in nonsense mutation aniridia and Translarna in nonsense mutation Dravet syndrome/CDKL5 were each discontinued in 2020 based upon the negative outcome of clinical studies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities. If the FDA, EU member state regulatory authorities or a comparable ex-U.S. regulatory agency do not approve these or our facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates. To the extent that we decide to manufacture our own clinical and commercial supply for our gene therapy programs as an alternative source of supply, there is no guarantee that we will be able to cost-effectively produce sufficient quantities of our program materials. Moreover, any alternative manufacturers would need to be approved by FDA, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition.

We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers. We engage two separate manufacturers to provide bulk drug product for Translarna. We have a relationship with three manufacturers that are capable of providing fill and finish services for our finished commercial and clinical Translarna product.

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

We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance in the United States. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled through two different exclusive supply agreements that we assumed in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of pre-filled Emflaza oral suspension bottles pursuant to one of these agreements, which has an initial term of five years. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of Emflaza, we are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.

If our drug substance provider or either of our drug product manufacturers becomes unable to provide drug substance or manufacture Emflaza product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, as we presently have no patent rights to protect the approved use of Emflaza, we rely upon market exclusivity periods available to us under the Orphan Drug Act and Hatch-Waxman Act to commercialize Emflaza for DMD in the United States. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of the drug’s orphan exclusivity in the United States, which would have a material adverse effect on our ability to generate revenue from sales of Emflaza.

We utilize third parties for the commercial distribution of Emflaza, including a 3PL to warehouse Emflaza as well as specialty pharmacies to sell and distribute Emflaza to patients. The specialty pharmacies provide us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support. If we are unable to effectively manage this distribution process, the continuance of our commercial launch and sales of Emflaza may be delayed or compromised.

Even if we are able to establish and maintain arrangements with third-party manufacturers and distributors, reliance on such service providers as well as the use of specialty pharmacies and a call center entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
●	the possibility of commercial supplies of our products not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;
●	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;
●	the possibility of third-party resources not being devoted in the manner necessary to satisfy our requirements within the expected time frame;
●	the possibility of third parties not providing us with accurate or timely information regarding their inventories, the number of patients who are using our products, or serious adverse events and/or product complaints regarding our products;
●	the possibility of third parties being unable to satisfy their financial obligations to us or to others; and

●	the possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable ex-U.S. regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We must further ensure that our preclinical trials are conducted in accordance with good laboratory practices, or GLPs, as appropriate. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. Similar GCP and transparency requirements apply in the EU. Failure to comply with the applicable regulatory requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to accept into account clinical trial data submitted as part of a marketing application, as well as other regulatory consequences, as further described above.

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

We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Roche and the SMA Foundation, for our spinal muscular atrophy program, including Evrysdi. We have entered into arrangements with certain third parties to market or distribute Translarna for the treatment of nmDMD in certain countries and, as we continue to implement our commercialization plans for Translarna, we anticipate that we will engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our collaborators will be subject to the same product development and commercialization risks that we are subject to. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and ability to successfully perform the functions assigned to them in these arrangements. In particular, the commercial success of Evrysdi will depend on the success of Roche’s commercialization program. Furthermore, the successful development of another product candidate from our spinal muscular atrophy program will depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche pursues clinical development of any other compounds identified under the collaborations.

Collaborations involving our products and product candidates, including our collaborations with the SMA Foundation and Roche, pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our products and product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that replace or compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators may fail to comply with the applicable regulatory requirements, subjecting them or us to potential regulatory enforcement action;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;
●	we may grant exclusive rights for our products or product candidates to our collaborators, which would prevent us from collaborating with others, or from using our products or product candidates ourselves;
●	disputes may arise between the collaborators and us that result in the delay or termination of the collaboration, which may include ending research, development or commercialization activities for our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. Despite our implementation of security measures, including implementing the National Institute of Standards and Technology cybersecurity framework, instituting a training and compliance program on cybersecurity for all employees and doing a yearly external audit and penetration test, these information systems are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet or other mechanisms, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No such security measures can eliminate the possibility of the information systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, criminals, ex-U.S. governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other third-party vendors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy, despite our having a security risk insurance policy and disaster recovery and incident response plans. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights, face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties and the further research, development and commercial efforts of our products and product candidates could be delayed.

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

We face an inherent risk of product liability exposure related to the commercialization of our products and any product candidate that we may market or commercialize, and in connection with the human clinical trials testing of our products and product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	reduced resources of our management to pursue our business strategy;
●	decreased demand for our products or any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	the inability to continue current clinical trials or begin planned clinical trials;
●	withdrawal or reduced enrollment of clinical trial participants;
●	significant costs to defend the related claims/litigation;
●	increased insurance costs, or an inability to maintain appropriate insurance coverage;
●	substantial monetary awards to trial participants, patients and/or their families;
●	loss of revenue;
●	the inability to commercialize or to continue commercializing any products or product candidates;
●	initiation of investigations and enforcement actions by regulators; and
●	the withdrawal of products from the market, product recalls, or the cessation of development or regulatory disapproval of product candidates or withdrawal of approvals, as well as labeling, marketing, or promotional restrictions.

Because PTC299 for COVID-19 is being developed under an emergency Declaration, we may be eligible for limited liability protection under the Public Readiness and Emergency Preparedness Act, or PREP Act.  The PREP Act provides limited immunity for manufacturers from claims for losses arising out of the administration or use of a “covered countermeasure.” However, the PREP Act does not provide complete immunity as injured persons may still bring a suit for “willful misconduct” under some circumstances.  The PREP Act also does not provide immunity against federal enforcement actions or claims under federal law for equitable relief. “Covered countermeasures” include “qualified pandemic or epidemic products”, such as those for COVID-19. For these immunities to apply, the Secretary of the U.S. Department of Health and Human Services, or HHS, must issue a declaration of a public health emergency, as was done for COVID-19. To be covered by PREP Act immunity, activities and products must further meet the criteria set forth in the HHS declaration of immunity from liability, and the therapeutic must be authorized by the FDA, or authorized for investigational or emergency use for the applicable emergency. The federal government has continuously revised its PREP Act declaration and has provided multiple advisory opinions regarding its interpretation of the PREP Act declarations throughout the COVID-19 pandemic.  Accordingly, interpretation of the scope of the PREP Act may change.  Additionally, the PREP Act may not provide adequate coverage or immunity for all potential claims related to our COVID-19 product candidate.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. Additionally, because the field of gene therapies and gene therapy manufacturing is new and complex, we might face a shortage of skilled individuals with substantial gene therapy and gene therapy manufacturing experience. As a result, competition for skilled personnel, including in gene therapy research and gene therapy manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our success depends in large part on our ability to obtain and maintain patent protection or other intellectual property rights in the United States and other countries with respect to our proprietary technology and products. One primary way that we seek to protect our proprietary position is by filing patent applications in the United States and in certain ex-U.S. jurisdictions related to our novel technologies, product and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output or miss an opportunity to file a patent application. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceeding, inter partes review or post-grant review proceedings before the U.S. Patent and Trademark Office. The risks of being involved in such litigation and proceedings may also increase as our product candidates are disclosed while approaching commercialization, and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product and our product candidates. Since patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, with new publications occurring continuously, there may be patents or patent applications relating to our product or our product candidates that we are unaware of. There may also be pending or future patent applications that, if issued, would block us from commercializing our commercial products. Thus, we do not know with certainty whether any of our products or product candidates, or our commercialization thereof, would or would not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, or in order to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing an alleged infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorney’s fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our products or our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

On February 9, 2017, the FDA approved the corticosteroid Emflaza for the treatment of patients 5 years and older with DMD. Although approved for other indications outside of the United States, this was the first approval for deflazacort in the United States and the first approval in the United States for the use of a corticosteroid to treat DMD. Orphan drug exclusivity for that particular indication will expire on February 9, 2024. The FDA approved the use of Emflaza for the treatment of patients 2 years to up to 5 years old with DMD on June 7, 2019.

We rely on regulatory exclusivity for Emflaza and currently have no issued patents that could prevent a third-party company from seeking to introduce a generic Emflaza formulation in the United States for the treatment of DMD or another indication, and we may never be able to obtain such patent protection. Such third-party companies may also obtain patents covering a new deflazacort formulation or method of use.

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

To protect our rights in any trademark we intend to use for our products or product candidates, we may seek to register such trademarks. Trademark registration is territory-specific and we must apply for trademark registration in the United States as well as any other country where we intend to commercialize our product or product candidates. Failure to obtain trademark registrations may place our use of the trademarks at risk or make them subject to legal challenges, which could force us to choose alternative names for our product or product candidates. In addition, the FDA, and other regulatory authorities outside the United States, conduct an independent review of proposed product names for pharmaceuticals, including an evaluation of the potential for confusion with other pharmaceutical product names for medications, which could result in medication errors in prescribing, dispensing and consumption. These regulatory authorities may also object to a proposed product name if they believe the name inappropriately makes or implies a therapeutic claim. If the FDA or other regulatory authorities outside the United States object to any of our proposed product names, we may be required to adopt alternative names for our product or product candidates. If we adopt alternative names, either because of our inability to obtain a trademark registration or because of objections from regulatory authorities, we would lose the benefit of our existing trademark applications and the rights attached thereto. Consequently, we may be required to expend significant additional resources in an effort to adopt a new product name that would be registrable under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities, which could cause delays in getting our products to market and substantially increase our costs. Furthermore, in the United States and many other jurisdictions, a trademark registration may be cancelled through cancellation or forfeiture proceedings brought by a third party or from non-use of the trademark in that jurisdiction.  We may not be able to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product or our product candidates.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	provide for a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

●	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to PTC-AADC;
●	the commercialization of Evrysdi and the development of the SMA program with Roche and the SMA Foundation;
●	any developments related to our ability or inability to execute our commercialization strategy for any of our products;
●	our ability to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;
●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in Brazil and in the EEA, which is subject to the specific obligation to conduct Study 041 and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	any developments related to Study 041, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or non-clinical trial required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;
●	results of clinical trials of any other product candidate that we develop;
●	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;
●	negative publicity around our products or product candidates;
●	other developments concerning our regulatory submissions;
●	whether regulators in other territories agree with our interpretation of the results of ACT DMD;
●	the success of competitive products or technologies;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	our ability to realize the benefits of our acquisitions or other business combinations;
●	the recruitment or departure of key personnel;
●	the loss of distributors, suppliers or manufacturers;
●	the level of expenses related to any of our products, product candidates or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements with respect to litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We have issued a significant number of equity awards under our equity compensation plans or as inducement grants to new hire employees pursuant to Nasdaq rules. The shares underlying these awards are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock or the sale of restricted stock upon vesting could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

In August 2019, we entered into the Sales Agreement, pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time, through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. In addition, the issuance of shares of our common stock upon conversion of the Convertible Notes could dilute our stockholders. We have engaged in, and may in the future engage in, strategic transactions that could dilute our stockholders’ ownership and cause our stock price to decline. For example, our acquisitions of Censa, Agilis and the rights to Emflaza, and the issuance of shares of our common stock to certain former equityholders of Agilis in exchange for the cancellation and forfeiture of their rights to receive certain contingent payments pursuant to the Agilis Merger Agreement, each involved the payment of common stock consideration. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with the Rights Exchange, we issued to the Participating Rightsholders 2,821,176 shares of our common stock and in connection with our acquisition of Censa, we issued to the Censa shareholders 845,364 shares of our common stock. Following both transactions, we registered the issued shares under the Securities Act, and such registrations were terminated following the six-month anniversary of the respective transaction pursuant to the respective transaction document. Any shares that have not yet been sold are currently restricted as a result of securities laws. Following expiration of applicable holding periods, the shares will be able to be freely sold in the public market subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders or by us, or the issuance of shares of our common stock upon conversion of our outstanding Convertible Notes or any future securities convertible or exchangeable into our common stock or in connection with a strategic transaction or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal facilities consist of approximately 126,000 square feet of research and office space located at 100, 200, 250 and 400 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024 and at 4041 Hadley Road, South Plainfield New Jersey that we occupy under a lease that will expire in 2022, with one three-year renewal option to renew the lease after 2022. We also have entered into a lease agreement for approximately 220,500 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2022. We also lease additional office space in the U.S. and other countries to support our operations as a global organization, but these leases are not material to us.

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

Holders

As of February 24, 2021, there were 120 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

	Year ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenue	$333,401	$291,306	$263,005	$174,066	$81,447
Collaboration and grant revenue	42,579	15,674	1,729	20,326	1,258
Royalty revenue	4,786	—	—	—	—
Total revenues	380,766	306,980	264,734	194,392	82,705
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible asset	18,942	12,135	12,670	4,577	—
Amortization of acquired intangible asset	36,892	27,650	22,877	15,380	—
Research and development	477,643	257,452	171,984	117,456	117,633
Selling, general and administrative	245,164	202,541	153,548	121,271	97,130
Change in the fair value of deferred and contingent consideration	23,280	48,360	19,340	—	—
Settlement of deferred and contingent consideration	10,613	—	—	—	—
Total operating expenses	812,534	548,138	380,419	258,684	214,763
Loss from operations	(431,768)	(241,158)	(115,685)	(64,292)	(132,058)
Interest expense, net	(56,352)	(12,491)	(12,554)	(12,094)	(8,276)
Other income (expense), net	85,188	13,723	129	(1,279)	(1,207)
Loss before income tax (expense) benefit	(402,932)	(239,926)	(128,110)	(77,665)	(141,541)
Income tax (expense) benefit	(35,228)	(11,650)	29	(1,335)	(569)
Net loss attributable to common stockholders	$(438,160)	$(251,576)	$(128,081)	$(79,000)	$(142,110)
Net loss attributable to common stockholders per share:
Basic	$(6.64)	$(4.27)	$(2.75)	$(2.02)	$(4.17)
Diluted	$(6.64)	$(4.27)	$(2.75)	$(2.02)	$(4.17)
Weighted-average shares outstanding:
Basic	66,027,908	58,863,185	46,576,313	39,183,073	34,044,584
Diluted	66,027,908	58,863,185	46,576,313	39,183,073	34,044,584

	As of December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$1,103,650	$686,563	$227,586	$191,246	$231,666
Working capital	954,412	543,427	154,061	167,015	211,662
Total assets	2,208,278	1,623,782	1,119,222	391,653	269,345
Total debt	309,145	313,859	153,014	144,971	98,216
Accumulated deficit	(1,628,877)	(1,190,499)	(938,923)	(814,108)	(735,108)
Total stockholders’ equity	481,982	594,330	350,727	156,437	119,583

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

We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to commercialize products is the foundation that drives our continued investment in a robust diversified pipeline of transformative medicines and our mission to provide access to best-in-class treatments for patients who have an unmet medical need. Our strategy is to leverage our strong scientific expertise and global commercial infrastructure to maximize value for our patients and other stakeholders. We have a portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. During the year ended December 31, 2020, we recognized $191.9 million in sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2020, Emflaza achieved net sales of $139.0 million.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2020, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2021. In February 2021, we submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2022.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Although Study 045 did not meet its pre-specified primary endpoint, we plan to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data. There is substantial risk that the FDA will determine that the results from our clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. In that case, as we expect to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, we would plan to re-submit the NDA at that time.

We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, EU and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the European Union, or EU, for the treatment of familial chylomicronemia syndrome, or FCS. We filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to potential delays in the review process related to the COVID 19 pandemic, expect a regulatory decision on approval from ANVISA in the third quarter of 2021.

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi™ (risdiplam), which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020. The European Medicines Agency, or EMA, accepted the marketing authorization application, or MAA, filed by Roche for Evrysdi for the treatment of SMA in August 2020 and an opinion from the Committee for Medical Products, or CHMP, is expected in the first quarter of 2021. Additionally, in October 2020, Chugai Pharmaceutical Co., Ltd., or Chugai, a subsidiary of Roche, filed an NDA in Japan for Evrysdi for the treatment of SMA and a regulatory decision on approval is expected in 2021. In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We expect results from our Phase 1 study of PTC518 in healthy volunteers in the first half of 2021.

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. We are preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, and we anticipate submitting a BLA to the FDA in the second quarter of 2021. In January 2020, we submitted an MAA for PTC-AADC for the treatment of AADC deficiency in the EEA to the EMA and we expect an opinion from the CHMP in the second quarter of 2021.

Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our Bio-e platform are vatiquinone and PTC857. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020 and anticipate data from this trial to be available in the third quarter of 2022.  We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate data from this trial to be available in 2023. We expect to complete enrollment for both of these trials by the end of 2021. In the second quarter of 2020, we initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. We expect to data from the Phase 1 trial to be available in the first half of 2021.

On May 29, 2020, we acquired Censa Pharmaceuticals, Inc., or Censa, a biopharmaceutical company focused on the development of PTC923 for orphan diseases. We expect to initiate a registration-directed Phase 3 trial for PTC923 for phenylketonuria, or PKU, in mid-2021.

In June 2020, we initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of PTC299, a dihydroorotate dehydrogenase inhibitor that we have also been developing in oncological indications, in patients hospitalized with SARS-CoV 2 infection. We expect data to be available from this trial in the second half of 2021.

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.

COVID-19 Impact

The global pandemic caused by a strain of novel coronavirus, COVID-19, has impacted and is continuing to impact the timing of certain of our clinical trials and regulatory submissions as well as other aspects of our business operations. In particular, the following expectations have been revised as a result of the impact or expected impact of the COVID-19 pandemic:

•	As previously disclosed, our expected completion of Study 045 was delayed as certain patients were unable to have the final study muscle biopsies performed at our clinical trial site at the University of California, Los Angeles as a result of the COVID-19 pandemic. As a result, completion of the trial was delayed by approximately six months. The final study muscle biopsies were completed in October 2020 and we announced the results of Study 045 in February 2021. Although Study 045 did not meet its pre-specified primary endpoint, we plan to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data. There is substantial risk that the FDA will determine that the results from our clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. In that case, as we expect to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, we would plan to re-submit the NDA at that time.
•	As previously disclosed, certain of the third-party development and manufacturing organizations that we contract with for analytical testing have prioritized materials and testing kits to support SARS-CoV 2 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency in the EEA. Following a clock stop extension, we submitted responses to the EMA’s questions and we currently expect an opinion from the CHMP in the second quarter of 2021.

•	As previously disclosed, in response to discussions with the FDA we intend to provide additional information concerning the use of the commercial cannula for PTC-AADC in young patients. However, due to hospitals generally canceling elective surgeries in response to the COVID-19 pandemic and other administrative delays resulting from the COVID-19 pandemic, we have been delayed in our ability to gather such information. We now anticipate submitting a BLA for PTC-AADC for the treatment of AADC deficiency in the United States in the second quarter of 2021.
•	As a result of the COVID-19 pandemic, the Brazilian Ministry of Health is continuing to experience significant delays processing centralized group purchase orders. Almost all of our Brazilian product revenue for Translarna is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.
•	The COVID-19 pandemic has impacted multiple investigational new drug application, or IND, enabling activities for our gene therapy programs targeting Friedreich ataxia and Angelman syndrome. We expect to dose our first patient in a clinical study for our Friedreich ataxia program by the end of 2021 and we continue to work towards submitting a filing in support of the first-in-human study for our Angelman syndrome program.
•	To date, except as otherwise disclosed with respect to Brazil, our ability to generate revenue has not been significantly affected by the COVID-19 pandemic. However, due to travel restrictions, social distancing and the continued global uncertainty resulting from the COVID 19 pandemic, we may have difficulty identifying and accessing new patients, supporting existing patients and meeting with regulatory authorities or other governmental entities, which may negatively affect our future revenue. We continue to remotely connect with our existing patient base and have not encountered any material issues in supplying those patients.
•	As previously disclosed, in response to the global uncertainty caused by the COVID-19 pandemic, we are continuing to prioritize our expenses where we deem appropriate and strategically positioning our capital allocation. For example, we have deferred certain capital expenditures related to our leased biologics facility in Hopewell Township, New Jersey, or the Hopewell Facility, and we now expect cGMP manufacturing of clinical material at this facility to begin in the second half of 2021.

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

Overview—Funding

The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2020, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs, and from sales of Emflaza for the treatment of DMD in the United States.

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

We also recognized $42.6 million in revenue during 2020 associated with milestone payments from Roche pursuant to a license and collaboration agreement, or the SMA License Agreement, with Roche and the SMA Foundation.

On May 5, 2017, we entered into a credit and security agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap Financial, as administrative agent and MidCap Financial and other certain institutions as lenders thereto, that provided for a senior secured term loan facility of $60 million, of which $40 million was drawn by us on May 5, 2017. On July 1, 2020, we terminated the Credit Agreement with MidCap Financial.

In April 2018, we closed an underwritten public offering of our common stock. We issued and sold an aggregate of 4,600,000 shares of common stock at a public offering price of $27.04 per share, including 600,000 shares issued upon exercise by the underwriters of their option to purchase additional shares. We received net proceeds of approximately $117.9 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

In January 2019, we closed an underwritten public offering of our common stock.  We issued and sold an aggregate of 7,563,725 shares of common stock at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. We received net proceeds of approximately $224.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by us. During the twelve month period ending December 31, 2020, we issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. We received net proceeds of $28.1 million after deducting agent discounts and commissions and other offering expenses payable by us. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2020.

In September 2019, we closed an underwritten public offering of our common stock. We issued and sold an aggregate of 2,475,248 shares of common stock at a public offering price of $40.40 per share. The offering included an option to purchase up to an additional 371,287 shares for a period of 30 days following the offering. This option was not exercised by the underwriter. We received net proceeds of $97.0 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

In September 2019, we issued $287.5 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes, which was exercised in full by the initial purchasers. We received net proceeds of $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

On October 25, 2019, we completed our acquisition of substantially all of the assets of BioElectron Technology Corporation, or BioElectron, for total upfront consideration of $10.0 million in cash less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to us.

On April 29, 2020, we entered into a Rights Exchange Agreement, or the Rights Exchange Agreement, pursuant to which we issued 2,821,176 shares of our common stock and paid $36.9 million, in the aggregate, to certain former equityholders of Agilis, or the Participating Rightholders, in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agreement and Plan of Merger, dated as of July 19, 2018 by and among us, Agility Merger Sub, Inc. and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis Biotherapeutics, Inc., Shareholder Representative Services LLC, or the Agilis Merger Agreement.

On May 29, 2020, we acquired Censa for total upfront consideration composed of (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa's opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Censa Merger Agreement.

In July 2020, we entered into a Royalty Purchase Agreement, or the Royalty Purchase Agreement, with RPI 2019 Intermediate Finance Trust, or RPI, pursuant to which we sold to RPI 42.933%, or the Assigned Royalty Payment, of our right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Assigned Royalty Payments, RPI paid us $650.0 million in cash consideration. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes offering, our offering of the 2026 Convertible Notes, and, together with the 2022 Convertible Notes, the Convertible Notes, our public offerings of common stock in February 2014, in October 2014, in April 2018, in January 2019, and in September 2019, the common stock issued in our “at the marketing offering”, our initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement, private placements of our preferred stock, collaborations, bank debt and convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have generated revenue from net sales of Emflaza for the treatment of DMD in the United States.

As of December 31, 2020, we had an accumulated deficit of $1,628.9 million. We had a net loss of $438.2 million and $251.6 million for the fiscal years ended December 31, 2020 and 2019, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our new biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are also preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the second quarter of 2021. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to potential delays in the review process related to the COVID 19 pandemic, expect a regulatory decision on approval from ANVISA in the third quarter of 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. On April 29, 2020, pursuant to the Rights Exchange Agreement we paid $36.9 million as partial consideration to the Participating Rightholders in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agilis Merger Agreement. Upon the passing of the second anniversary of the closing of the Agilis acquisition, August 23, 2020, we paid an additional $2.4 million in development milestone payments as set forth in the Agilis Merger Agreement. In addition, Akcea is eligible to receive from us an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA, the determination for which we expect to potentially occur, subject to potential delays in the review process related to the COVID-19 pandemic, in the third quarter of 2021. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

Roche and the SMA Foundation Collaboration.   In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.  As of December 31, 2020, we had recognized a total of $105.0 million in milestone payments and $4.8 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2020, the remaining potential research and development event milestones that can be received is $30.0 million. The remaining potential sales milestones as of December 31, 2020 are $325.0 million upon achievement of certain sales events.

Pursuant to the Royalty Purchase Agreement, we sold to RPI the Assigned Royalty Payment, in consideration for $650.0 million. We have retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

Research and development expense

Research and development expenses consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

●	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
●	employee-related expenses, which include salaries and benefits, including share-based compensation, for the personnel involved in our drug discovery and development activities; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, IT, human resources, and other support functions, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We track expenses related to our clinical programs and certain preclinical programs on a per project basis.

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs, and our studies of PTC299 for COVID-19 and performance of any post-marketing requirements imposed by regulatory agencies with respect to our products.  The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2020, 2019, and 2018.

	December 31,
	2020	2019	2018

	(in thousands)
Translarna (nmDMD, aniridia and Dravet)	$92,583	$94,246	$80,859
PTC923	59,135	—	—
Gene Therapy	213,206	62,839	6,534
Bio-e	29,322	10,060	—
Oncology	16,467	21,199	16,438
Emflaza	14,029	22,572	16,461
Akcea	—	—	11,957
Splicing	18,567	10,317	11,999
Other research and preclinical	34,334	36,219	27,736
Total research and development	$477,643	$257,452	$171,984

The successful development of our product and product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our clinical trials and other research and development activities;
●	the potential benefits of our product and product candidates over other therapies;
●	our ability to market, commercialize and achieve market acceptance for our products or any of our product candidates that we are developing or may develop in the future, including our ability to negotiate pricing and reimbursement terms acceptable to us;
●	clinical trial results;
●	the terms and timing of regulatory approvals; and

●	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of any of our products or product candidates could mean a significant change in the costs and timing associated with the development of that product candidates. For example, if the EMA or FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of any of our products or product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. In addition, the uncertainty with respect to the duration, nature and extent of negative impacts of the COVID-19 pandemic and responsive measures relating thereto on our ability to successfully enroll our current and future clinical trials, has caused us to experience delays, and may cause us to experience further delays, in our clinical trials and regulatory submissions.

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

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements:

●	Revenue recognition
●	Liability for sale of future royalties
●	Income taxes
●	Business combinations and asset acquisitions

●	Indefinite-lived intangible assets

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the years ended December 31, 2020, 2019, and 2018, net product sales outside of the United States were $194.4 million, $190.3 million, and $171.0 million respectively, and net product sales in the United States were $139.0 million, $101.0 million, and $92.0 million respectively.

In relation to customer contracts, we incur costs to fulfill a contract but do not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.

Upon adoption of ASC Topic 606 on January 1, 2018, we have elected the following practical expedients:

●	Portfolio Approach - We applied the Portfolio Approach to contract reviews within identified revenue streams that have similar characteristics and we believe this approach would not differ materially than if applying ASC Topic 606 to each individual contract.
●	Significant Financing Component - We expect the period between when an we transfer a promised good or service to a customer and when the customer pays for the good or service to be one year or less.

●	Immaterial Performance Obligations - We disregard promises deemed to be immaterial in the context of the contract.
●	Shipping and Handling Activities - We consider any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise.

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

For licenses of intellectual property, we assess, at contract inception, whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license will be bundled with other promises in the arrangement into one distinct performance obligation. We need to determine if the bundled performance obligation is satisfied over time or at a point in time. If we conclude that the nonrefundable, upfront license fees will be recognized over time, we will need to assess the appropriate method of measuring proportional performance.

For milestone payments, we assess, at contract inception, whether the development or sales-based milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, we will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable of being achieved until the applicable regulatory approvals or other external conditions are obtained as such conditions are not within our control. If it is probable that a significant revenue reversal will not occur, we will estimate the milestone payments using the most likely amount method. We will re-assess the development and sales-based milestones each reporting period to determine the probability of achievement. We recognize royalties from product sales at the later of when the related sales occur or when the performance obligation to which the royalty has been allocated has been satisfied. If it is probable that a significant revenue reversal will not occur, we will estimate the royalty payments using the most likely amount method.

We recognize revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. We record these reimbursements as revenue and not as a reduction of research and development expenses as we have the risks and rewards as the principal in the research and development activities.

Liability for sale of future royalties

In July 2020, we entered into the Royalty Purchase Agreement with RPI, pursuant to which we sold to RPI the Assigned Royalty Payment. In consideration for the sale of the Assigned Royalty Payments, RPI paid us $650.0 million in cash consideration. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

The cash consideration obtained pursuant to the Royalty Purchase Agreement is classified as debt and is recorded as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on our consolidated balance sheet based on the timing of the expected payments to be made to RPI. The fair value for the liability for sale of future royalties at the time of the transaction was based on our estimates of future royalties expected to be paid to RPI over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability will be amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance. We will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.

Income taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At December 31, 2020 and 2019, we recorded a valuation allowance against our net deferred tax assets of $379.6 million and $267.1 million, respectively. The change in the valuation allowance during the years ended December 31, 2020 and 2019 was $112.5 million and $86.7 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2020, we have $80.9 million and $22.6 million of federal and state net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, we no longer exclude tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.

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

As of December 31, 2020, research and development credit carryforward for federal purposes is $15.7 million. In addition, the Orphan Drug Credit Carryover available as of December 31, 2020 is $107.7 million. As a result of U.S. tax reform legislation, federal net operating losses generated in 2018 carryforward indefinitely. Our federal credit carryforwards began to expire in 2019. State net operating loss carryforwards begin to expire in 2037. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. We have undergone an ownership change and have determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of our NOL carryforwards are limited and we can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOLs will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. At December 31, 2020, we utilized $364.1 million NOLs of which $97.7 million is the Section 382 NOL. There is $9.5 million available for immediate use and an additional $5.7 million will free up in 2021.

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

If determined to be an asset acquisition, we account for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is noncash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the “income method”, and use estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance. We performed our annual test for its indefinite-lived intangible assets as of October 1, 2020 and concluded that no impairment exists as of December 31, 2020.

For a description of our significant accounting policies, see note 2 to our consolidated financial statements.

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2020 and 2019:

	Year ended
	December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019
Net product revenue	$333,401	$291,306	$42,095
Collaboration revenue	42,579	15,674	$26,905
Royalty revenue	4,786	—	$4,786
Cost of product sales, excluding amortization of acquired intangible assets	18,942	12,135	$6,807
Amortization of acquired intangible assets	36,892	27,650	$9,242
Research and development expense	477,643	257,452	$220,191
Selling, general and administrative expense	245,164	202,541	$42,623
Change in the fair value of deferred and contingent consideration	23,280	48,360	$(25,080)
Settlement of deferred and contingent consideration	10,613	—	10,613
Interest expense, net	(56,352)	(12,491)	$(43,861)
Other income, net	85,188	13,723	$71,465
Income tax expense	(35,228)	(11,650)	$(23,578)

Net product revenue.   Net product revenue was $333.4 million for the year ended December 31, 2020, an increase of $42.1 million, or 14%, from net product revenue of $291.3 million for the year ended December 31, 2019.  The increase in net product revenue was primarily due to the increase in net product sales of Emflaza, which was due to increased new patient prescriptions and higher compliance.  Net product sales for Translarna also increased and were driven by broader uptake due to new patients in existing geographies, geographic expansion, and label updates. The remaining increase was due to an increase in net product sales of Tegsedi and the commercial launch of Waylivra in the twelve month period ended December 31, 2020.

Collaboration revenue.   Collaboration revenue was $42.6 million for the year ended December 31, 2020, an increase of $26.9 million, over 100%, from collaboration revenue of $15.7 million for the year ended December 31, 2019. The increase is primarily related to three milestones that were triggered from Roche in the twelve months ended December 31, 2020. In August 2020, the FDA approved Evrysdi for the treatment of SMA in adults and children two months and older. The first commercial sale of Evrysdi in the United States was made in August 2020. This event triggered a $20.0 million milestone payment to us from Roche. In August 2020, the EMA accepted the MAA filed by Roche for Evrysdi for the treatment of SMA, which triggered a $15.0 million milestone payment to us from Roche. In October 2020, Chugai filed an NDA in Japan for Evrysdi for the treatment of SMA, which triggered a $7.5 million milestone payment to us from Roche. Comparatively, in the twelve month period ended December 31, 2019, a $15.0 million milestone was triggered upon the FDA’s acceptance of the filing of the NDA for risdiplam for the treatment of SMA.

Royalty revenue. Royalty revenue was $4.8 million for the twelve months ended December 31, 2020, an increase of $4.8 million, or 100%, from $0.0 million for the twelve months ended December 31, 2019. The increase in royalty revenue was due to the FDA approval of Evrysdi in August 2020. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $18.9 million for the year end December 31, 2020, an increase of $6.8 million, or 56%, from $12.1 million for the year ended December 31, 2019. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increases in net product revenue, royalty revenues, and collaboration milestone revenue.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $36.9 million for the year ended December 31, 2020, an increase of $9.2 million, or 33%, from $27.7 million for the year ended December 31, 2019. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively.

Research and development expense.   Research and development expense was $477.6 million for the year ended December 31, 2020, an increase of $220.2 million, or 86%, compared to $257.5 million for the year ended December 31, 2019.  The increase in research and development expenses reflects costs associated with advancing the gene therapy and Bio-e platforms, increased investment in research programs, and advancement of the clinical pipeline. The increase also includes one-time charges of $53.6 million in acquisition related and other expenses from our acquisition of Censa pursuant to the Censa Merger Agreement and $41.4 million related to our commercial manufacturing service agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency.

Selling, general and administrative expense.  Selling, general and administrative expense was $245.2 million for the year ended December 31, 2020, an increase of $42.6 million, or 21%, from $202.5 million for the year ended December 31, 2019. The increase was primarily due to continued investment to support our commercial activities including our expanding commercial portfolio and rent and related expenses associated with entering into a long term lease for the Hopewell Facility that commenced on July 1, 2020.

Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was $23.3 million for the year ended December 31, 2020, a decrease of $25.1 million, or 52%, from $48.4 million for the year ended December 31, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Settlement of deferred and contingent consideration. Settlement of deferred and contingent consideration was $10.6 million for year ended December 31, 2020. The settlement of deferred and contingent consideration is related to a loss upon the settlement of the deferred and contingent consideration liabilities as a result of the Rights Exchange Agreement with certain former equityholders of Agilis, whereby we exchanged their pro rata share of specific future cash milestone payments in the aggregate amount of $225.0 million for a combination of cash and equity. We paid $36.9 million in cash and issued 2,821,176 shares of common stock in exchange for the cancellation and forfeiture of the Participating Rightholders’ rights to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the milestones are achieved.

Interest expense, net.   Interest expense, net was $56.4 million for the year ended December 31, 2020, an increase of $43.9 million, over 100%, from interest expense, net of $12.5 million for the year ended December 31, 2019.  The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement, interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement, partially offset by interest income from our investments.

Other income, net.  Other income, net was $85.2 million for the year ended December 31, 2020, an increase of $71.5 million, over 100%, from other income, net of $13.7 million for the year ended December 31, 2019. The increase in other income, net resulted primarily from an unrealized foreign exchange gain of $54.6 million from the remeasurement of our intercompany loan and unrealized gains on our equity investment and convertible debt security in ClearPoint Neuro, Inc.

(formerly MRI Interventions, Inc.), or ClearPoint, or our Equity Investment, of $14.3 million and $19.3 million, respectively. These gains were partially offset by Agilis Rights Exchange transaction fees of $2.0 million.

Income tax expense.   Income tax expense was $35.2 million for the year ended December 31, 2020, an increase of $23.6 million, over 100%, from income tax expense of $11.7 million for the year ended December 31, 2019. We recorded a state income tax provision in the twelve months ended December 31, 2020, which is attributable to the taxable income from the sale of our right to receive sales-based royalty payments on Roche’s worldwide net sales of Evrysdi. We also incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,		Change
(in thousands)	2019	2018	2019 vs. 2018
Net product revenue	$291,306	$263,005	$28,301
Collaboration revenue	15,674	1,729	$13,945
Cost of product sales, excluding amortization of acquired intangible asset	12,135	12,670	$(535)
Amortization of acquired intangible asset	27,650	22,877	$4,773
Research and development expense	257,452	171,984	$85,468
Selling, general and administrative expense	202,541	153,548	$48,993
Change in the fair value of deferred and contingent consideration	48,360	19,340	$29,020
Interest expense, net	(12,491)	(12,554)	$63
Other income, net	13,723	129	$13,594
Income tax (expense) benefit	(11,650)	29	$(11,679)

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

Collaboration revenue.   Collaboration revenue was $15.7 million for the year ended December 31, 2019, an increase of $13.9 million, over 100%, from collaboration revenue of $1.7 million for the year ended December 31, 2018. The increase in collaboration revenue was primarily due to the $15.0 million milestone achieved during the fourth quarter of 2019 from Roche, which was triggered in November 2019 upon the FDA’s acceptance of the filing of the NDA for risdiplam for the treatment of SMA.

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

Research and development expense.   Research and development expense was $257.5 million for the year ended December 31, 2019, an increase of $85.5 million, or 50%, compared to $172.0 million for the year ended December 31, 2018. The increase reflects costs associated with advancing the gene therapy platform and increased investment in research programs, such as our acquisition of vatiquinone from BioElectron, which represents $10.1 million of the increase, as well as advancement of the clinical pipeline.

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

Interest expense, net.   Interest expense, net was $12.5 million for the year ended December 31, 2019, a decrease of $0.1 million, or 1%, from interest expense, net of $12.6 million for the year ended December 31, 2018. The decrease in interest expense, net was primarily due to increased interest income from investments, which partially offset current year interest expense recorded from the 2022 and 2026 Convertible Notes and the Credit Agreement.

Other income, net.  Other income, net was $13.7 million for the year ended December 31, 2019, an increase of $13.6 million, over 100%, from other income, net of $0.1 million for the year ended December 31, 2018. The increase in other income, net resulted primarily from a foreign exchange gain from the remeasurement of our intercompany loan and an unrealized gain on our equity investment in ClearPoint., or our Equity Investment, of $2.2 million, partially offset by exchange rate changes in the current period.

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

We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offering” of our common stock, proceeds from the Royalty Purchase Agreement, the private placements of our preferred stock, collaborations, bank debt, convertible debt financings, the Credit Agreement and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next fiscal year. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Holders may convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the 2022 Convertible Notes Indenture) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2022 Convertible Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of 2022 Convertible Notes being converted.

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

On May 5, 2017, we entered into the Credit Agreement with MidCap Financial, which we terminated on July 1, 2020. In April 2018, we closed an underwritten public offering of 4,600,000 shares of our common stock and received net proceeds of approximately $117.9 million.  In January 2019 and February 2019, we closed an underwritten public offering of 7,563,725 shares of our common stock and received net proceeds of approximately $224.2 million. In August 2019, we entered into the Sales Agreement, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. In September 2019, we closed an underwritten public offering of 2,475,248 shares of our common stock and received net proceeds of $97.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Funding” for additional information regarding the transactions described in this paragraph.

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

In July 2020, we entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we sold to RPI the Assigned Royalty Payment in consideration for $650.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Funding” for additional information.

Cash flows

As of December 31, 2020, we had cash and cash equivalents and marketable securities of $1.1 billion.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended
	December 31,
(in thousands)	2020	2019	2018
Cash (used in) provided by:
Operating activities	$(194,071)	$(98,639)	$(27,641)
Investing activities	$(561,548)	$(387,237)	$(42,613)
Financing activities	$668,715	$613,209	$131,571

Net cash used in operating activities was $194.1 million, $98.6 million, and $27.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial activities for Emflaza and Translarna, and costs associated with the expansion of our international infrastructure for the years ended December 31, 2020, 2019, and 2018.

Net cash used in investing activities was $561.5 million, $387.2 million, and $42.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The cash used in investing activities for the year ended December 31, 2020 was primarily related to purchases of marketable securities, the acquisition of product rights, purchases of fixed assets, and our purchase of convertible debt security, partially offset by net sales and redemptions of marketable securities. The cash used in investing activities for the year ended December 31, 2019 was primarily related to purchases of marketable securities, the acquisition of product rights, purchases of fixed assets, and our Equity Investment, partially offset by net sales and redemptions of marketable securities. The cash used in investing activities for the year ended December 31, 2018 was primarily related to the business acquisition of Agilis, purchases of fixed assets, and the acquisition of product rights partially offset by net sales and redemptions of marketable securities.

Net cash provided by financing activities was $668.7 million, $613.2 million, and $131.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The cash provided by financing activities for the year ended December 31, 2020 is primarily attributable to proceeds from the Royalty Purchase Agreement, net proceeds received from our “at the market offering” of our common stock, the exercise of options, and issuance of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by repayment on our senior secured term loan, payments on deferred consideration obligation, and payments of finance lease principal. Net cash provided by financing activities for the year ended December 31, 2019 is primarily attributable to net proceeds received from our public stock offerings, net proceeds received from our “at the market offering” of our common stock, net proceeds received from our convertible notes offering, the exercise of options, and issuance of stock under our ESPP, partially offset by repayment on our senior secured term loan. Net cash provided by financing activities for the year ended December 31, 2018 is primarily attributable to net proceeds received from our public stock offering, the exercise of options, and issuance of stock under the ESPP.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the second quarter of 2021. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to potential delays in the review process related to the COVID 19 pandemic, expect a regulatory decision on approval from ANVISA in the third quarter of 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations we assumed in connection with the Agilis acquisition;
●	seek to satisfy contractual and regulatory obligations in conjunction with the Akcea Agreement, including an additional milestone payment of $4.0 million that Akcea is eligible to receive upon receipt of regulatory approval for Waylivra from ANVISA;
●	satisfy contractual and regulatory obligations that we assumed through our other acquisitions and collaborations;
●	execute our commercialization strategy for our products and product candidates that may receive marketing authorization;

●	are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including our offerings of the Convertible Notes, public offerings of common stock, our “at the market offering” of our common stock, proceeds from the Royalty Purchase Agreement and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	our ability to maintain the marketing authorization for our products, including in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the costs, timing and outcome of Study 041;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from the COVID-19 pandemic;
●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of PTC299 for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of PTC299 for COVID-19 and Translarna in other territories;
●	our ability to utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
●	our ability to satisfy our obligations under the indentures governing the Convertible Notes;
●	the timing and scope of growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	revenue received from commercial sales of our products or any of our product candidates;

●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our Bio-E platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

If we are unable to raise additional funds through equity, debt or other financings when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2020.

		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations (1)	$147,274	15,533	27,559	23,405	80,777
Finance lease obligations (2)	$36,000	3,000	6,000	6,000	21,000
Long-term Debt obligations, including interest (3)	$472,375	8,812	163,125	8,625	291,813
Minimum royalty (4)	$4,999	1,666	3,333	—	—
Total contractual obligations	$660,648	$29,011	$200,017	$38,030	$393,590

(1)	We lease office space for our principal office in South Plainfield, New Jersey under three non-cancelable operating leases with terms that extend through May 2022, August 2024 and October 2024. Obligations also stem from our leases of office, manufacturing, and laboratory space in Hopewell, New Jersey and Bridgewater, New Jersey, as well as office and laboratory space in Mountain View, California. In addition, we lease office space, vehicles and equipment in various other domestic and international locations for our employees and operations.
(2)	Obligations stem from a commercial manufacturing service agreement entered into with MassBio on June 19, 2020, for a term of 12.5 years. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our AADC program. We concluded that the agreement contains an embedded lease as we control the use of the four dedicated rooms and the equipment therein. As the present value of the facilities exceed the fair value, we determined that it is a finance lease.
(3)	Our long-term debt obligations reflect our obligations under the Convertible Notes to pay interest on the $437.5 million aggregate principal amount of the Convertible Notes and to make principal payments on the Convertible Notes at maturity or upon conversion.
(4)	Under an Exclusive License and Supply Agreement, or the Faes Agreement, with Faes Farma, S.A., or Faes, we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The amounts above reflect the minimum required payment based on the euro to U.S. dollar exchange rate as of December 31, 2020.

The preceding table excludes contingent contractual payments that we may become obligated to make. Under various agreements, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products, including the following agreements with The Wellcome Trust Limited, or Wellcome Trust, and the SMA Foundation.

We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our oncology platform and antibacterial program. As we have discontinued development under our antibacterial program, we do not expect that milestone and royalty payments from us to Wellcome Trust will apply under that agreement. Under our oncology platform funding agreement, to the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. We made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. Additional development and regulatory milestone payments of up to an aggregate of $22.4 million may become payable by us under this agreement.

We have also entered into a sponsored research agreement with the SMA Foundation in connection with our spinal muscular atrophy program. We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Our obligation to make such payments would end upon our payment to the SMA Foundation of an aggregate of $52.5 million.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2020. At December 31, 2020, we held $1.1 billion in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.

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

As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2020, we recognized foreign currency transaction losses, net of $1.3 million, which is recorded within foreign currency translation loss on the consolidated statement of comprehensive loss, along with the remeasurement of our intercompany loan. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2020 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In August 2015, we issued $150.0 million of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes. We do not have economic interest rate exposure on the 2022 Convertible Notes as they have a fixed annual interest rate of 3.00%. However, the fair value of the 2022 Convertible Notes is exposed to interest rate risk. We do not carry the 2022 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2022 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2022 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2022 Convertible Notes was approximately $193.2 million as of December 31, 2020.

In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $394.9 million as of December 31, 2020.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

As discussed in Note 2 of the consolidated financial statements, the Company’s revenues for product sold to its customers within the United States reflect discounts mandated by the Medicaid Drug Rebate Program. and other allowances that vary by international jurisdiction. The Company includes an estimate of this variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company uses the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The estimates for variable consideration are adjusted to reflect known changes.

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

As discussed in Note 2 to the consolidated financial statements under the caption “Business combinations and asset acquisitions,” the Company recognizes contingent consideration liabilities at their estimated fair values on the acquisition date. Subsequent changes to the fair values of the contingent consideration liabilities are recorded within the consolidated statement of operations in the period of change. At December 31, 2020, the Company recorded $240.2 million in total contingent consideration liabilities related to development, regulatory and net sales milestones.

The fair value of the contingent consideration is estimated using a combination of a probability adjusted, discounted cash flow approach and an option pricing model with Monte Carlo simulation. Certain assumptions, including development timelines, probabilities of success, and certain inputs to the weighted average cost of capital are highly subjective and the fair value estimate is sensitive to these assumptions.  Any extinguishments of the liability are written off at fair value as of the date of transaction. Auditing the valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating these assumptions and the method used for the calculation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s contingent consideration liabilities process including management’s process to establish the significant assumptions and measure the liability.

To test the estimated fair value of the contingent consideration liabilities, including any extinguishments, our audit procedures included, among others, assessing the fair value methodology and testing the significant assumptions discussed above and the underlying data used in management’s analyses.  We evaluated the assumptions and judgments in light of observable industry and economic trends and standards, external data sources and regulatory factors.  Estimated amounts of future sales and probabilities of achieving milestones were evaluated in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices.  Additionally, we compared the weighted average cost of capital that was adjusted for the Company’s credit risk, to those of comparable guideline companies. Our procedures also included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions.  We involved valuation specialists to assist with our assessment of the Company’s fair value measurement methodology and to perform corroborative fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Iselin, New Jersey

February 25, 2021

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands, except shares

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$208,812	$288,028
Marketable securities	894,838	398,535
Trade receivables, net	69,929	55,538
Inventory, net	18,697	19,285
Prepaid expenses and other current assets	39,469	17,898
Total current assets	1,231,745	779,284
Fixed assets, net	33,831	21,549
Intangible assets, net	715,328	710,500
Goodwill	82,341	82,341
Operating lease ROU assets	84,410	13,693
Deposits and other assets	60,623	16,415
Total assets	$2,208,278	$1,623,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	242,168	159,276
Current portion of long-term debt	—	20,000
Deferred revenue	4,151	8,242
Operating lease liabilities- current	7,465	5,153
Finance lease liabilities- current	1,276	—
Liability for sale of future royalties- current	21,023	—
Deferred consideration payable	—	40,000
Other current liabilities	1,250	3,186
Total current liabilities	277,333	235,857
Deferred revenue- long term	—	3,415
Long-term debt	309,145	293,859
Contingent consideration payable	240,400	356,300
Deferred tax liability	136,735	130,862
Operating lease liabilities- noncurrent	79,499	9,018
Finance lease liabilities- noncurrent	23,053	—
Liability for sale of future royalties- noncurrent	658,739	—
Other long-term liabilities	1,392	141
Total liabilities	1,726,296	1,029,452
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 125,000,000 shares; issued and outstanding 69,718,096 shares at December 31, 2020. Authorized 125,000,000 shares; issued and outstanding 61,935,870 shares at December 31, 2019.	70	62
Additional paid-in capital	2,171,746	1,795,351
Accumulated other comprehensive income	(60,957)	(10,584)
Accumulated deficit	(1,628,877)	(1,190,499)
Total stockholders’ equity	481,982	594,330
Total liabilities and stockholders’ equity	$2,208,278	$1,623,782

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands, except shares and per share data

	Year ended December 31,
	2020	2019	2018
Revenues:
Net product revenue	$333,401	$291,306	$263,005
Collaboration revenue	42,579	15,674	1,729
Royalty revenue	4,786	—	—
Total revenues	380,766	306,980	264,734
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	18,942	12,135	12,670
Amortization of acquired intangible assets	36,892	27,650	22,877
Research and development	477,643	257,452	171,984
Selling, general and administrative	245,164	202,541	153,548
Change in the fair value of deferred and contingent consideration	23,280	48,360	19,340
Settlement of deferred and contingent consideration	10,613	—	—
Total operating expenses	812,534	548,138	380,419
Loss from operations	(431,768)	(241,158)	(115,685)
Interest expense, net	(56,352)	(12,491)	(12,554)
Other income, net	85,188	13,723	129
Loss before income tax expense	(402,932)	(239,926)	(128,110)
Income tax (expense) benefit	(35,228)	(11,650)	29
Net loss attributable to common stockholders	$(438,160)	$(251,576)	$(128,081)
Weighted-average shares outstanding:
Basic and diluted (in shares)	66,027,908	58,863,185	46,576,313
Net loss per share—basic and diluted (in dollars per share)	$(6.64)	$(4.27)	$(2.75)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2020	2019	2018
Net loss	$(438,160)	$(251,576)	$(128,081)
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax of $0, $165, and $2, respectively	1,145	724	9
Foreign currency translation loss, net of tax of $0	(51,518)	(12,770)	(2,516)
Comprehensive loss	$(488,533)	$(263,622)	$(130,588)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands, except shares

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance, December 31, 2017	41,612,395	$42	$966,534	$3,969	$(814,108)	$156,437
Adjustment to accumulated deficit	—	—	—	—	3,266	3,266
Issuance of common stock related to equity offering	4,600,000	5	117,911	—	—	117,916
Issuance of common stock related to acquisition	3,500,907	3	155,857	—	—	155,860
Exercise of options	633,973	1	10,867	—	—	10,868
Restricted stock vesting and issuance, net	119,691	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	139,181	—	2,787	—	—	2,787
Share-based compensation expense	—	—	33,252	—	—	33,252
Receivable from investor	—	—	929	—	—	929
Net loss	—	—	—	—	(128,081)	(128,081)
Comprehensive loss	—	—	—	(2,507)	—	(2,507)
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offerings	10,102,899	10	323,746	—	—	323,756
Equity component of convertible notes, net	—	—	119,482	—	—	119,482
Exercise of options	949,887	1	18,275	—	—	18,276
Restricted stock vesting and issuance, net	169,792	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	3,577	—	—	3,577
Share-based compensation expense	—	—	42,134	—	—	42,134
Net loss	—	—	—	—	(251,576)	(251,576)
Comprehensive loss	—	—	—	(12,046)	—	(12,046)
Balance, December 31, 2019	61,935,870	$62	$1,795,351	$(10,584)	$(1,190,499)	$594,330
Issuance of common stock related to equity offerings	542,470	1	28,091	—	—	28,092
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525	—	—	150,528
Exercise of options	3,268,452	3	70,176	—	—	70,179
Restricted stock vesting and issuance, net	180,028	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	124,736	—	5,303	—	—	5,303
Share-based compensation expense	—	—	70,325	—	—	70,325
Receivable from investor	—	—	9,107	—	—	9,107
Other	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	(438,160)	(438,160)
Comprehensive loss	—	—	—	(50,373)	—	(50,373)
Balance, December 31, 2020	69,718,096	$70	$2,171,746	$(60,957)	$(1,628,877)	$481,982

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(438,160)	$(251,576)	$(128,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,490	32,180	26,087
Non-cash operating lease expense	6,084	3,709	—
Non-cash finance lease amortization expense	41,382	—	—
Non-cash royalty revenue related to sale of future royalties	(2,055)	—	—
Non-cash interest expense on liability related to sale of future royalties	31,817	—	—
Change in valuation of deferred and contingent consideration	23,280	48,360	19,340
Settlement of deferred and contingent consideration	10,613	—	—
Non-cash stock consideration, acquisition	42,869	—	—
Unrealized gain on equity investment in ClearPoint	(14,310)	(2,194)	—
Unrealized gain on ClearPoint convertible debt security	(19,252)	—	—
Amortization of premiums (discounts) on investments, net	409	(1,922)	(433)
Amortization of debt issuance costs	1,020	694	524
Share-based compensation expense	70,325	42,134	33,252
Non-cash interest expense	22,598	12,027	7,518
Disposal of asset	16	312	2
Deferred income taxes	5,872	8,829	—
Unrealized foreign currency transaction gains, net	(56,980)	(11,619)	(59)
Changes in operating assets and liabilities:
Inventory, net	1,841	(3,456)	(5,823)
Prepaid expenses and other current assets	(12,621)	(8,835)	(1,609)
Trade receivables, net	(10,483)	11,525	(29,589)
Deposits and other assets	(662)	(484)	(1,093)
Accounts payable and accrued expenses	70,798	26,836	43,877
Other liabilities	(3,930)	(3,771)	1,932
Deferred revenue	(8,032)	(1,388)	6,514
Net cash used in operating activities	(194,071)	(98,639)	(27,641)
Cash flows from investing activities
Purchases of fixed assets	(17,843)	(13,757)	(7,097)
Purchase of convertible debt security	(10,000)	—	—
Purchases of marketable securities	(1,439,665)	(494,068)	(68,614)
Sale and redemption of marketable securities	944,094	156,270	90,423
Acquisition of product rights and licenses	(38,134)	(31,682)	(8,433)
Purchase of equity investment	—	(4,000)	—
Business acquisition, net of cash acquired	—	—	(48,892)
Net cash provided by (used in) investing activities	(561,548)	(387,237)	(42,613)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	279,267	—
Proceeds from exercise of options	70,179	18,276	10,868
Termination and exit fees related to payoff of secured term loan	(597)	—	—
Net proceeds from public offerings	28,092	323,756	117,916
Repayment of senior secured term loan	(28,333)	(11,667)	—
Payments on deferred consideration obligation	(38,100)	—	—
Proceeds from employee stock purchase plan	5,303	3,577	2,787
Payment of finance lease principal	(17,829)	—	—
Cash consideration received from Royalty Purchase Agreement	650,000	—	—
Net cash provided by financing activities	668,715	613,209	131,571
Effect of exchange rate changes on cash	7,688	(1,303)	(3,611)
Net decrease in cash and cash equivalents	(79,216)	126,030	57,706
Cash and cash equivalents, and restricted cash beginning of period	295,528	169,498	111,792
Cash and cash equivalents, and restricted cash end of period	$216,312	$295,528	$169,498

Supplemental disclosure of cash information
Cash paid for interest	$9,802	$7,693	$7,773
Cash paid for income taxes	$26,397	$2,109	$1,583
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain on marketable securities, net of tax	$1,145	$724	$9
Right-of-use assets obtained in exchange for operating lease obligations	76,811	17,389	—
Right-of-use assets obtained in exchange for finance lease obligations	$41,382	$—	$—
Acquisition of product rights and licenses	$14,191	$11,434	$5,981
Issuance of common stock related to rights exchange	$150,528	$—	$—
Capital expenditures unpaid at the end of period	$1,060	$—	$—

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2020

(In thousands except share and per share amount)

1. The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. The Company’s ability to globally commercialize products is the foundation that drives its continued investment in a robust diversified pipeline of transformative medicines and its mission to provide access to best-in-class treatments for patients who have an unmet medical need. The Company’s strategy is to leverage its strong scientific expertise and global commercial infrastructure to maximize value for its patients and other stakeholders.

The Company has two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) for the treatment of nonsense mutation Duchenne muscular dystrophy (“nmDMD”) in ambulatory patients aged 2 years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged 5 years and older, subject to annual renewal and other conditions. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Company’s Collaboration and License Agreement with Akcea Therapeutics, Inc. (“Akcea”). Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). Waylivra has received marketing authorization in the EU for the treatment of familial chylomicronemia syndrome (“FCS”). The Company filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to potential delays in the review process related to the COVID-19 pandemic, expects a regulatory decision on approval from ANVISA in the third quarter of 2021.

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., referred to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi™ (risdiplam), which was approved in August 2020 by the United States Food and Drug Administration (“FDA”) for the treatment of SMA in adults and children two months and older. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020. The European Medicines Agency (“EMA”) accepted the marketing authorization application, (“MAA”) filed by Roche for Evrysdi for the treatment of SMA in August 2020 and an opinion from the Committee for Medical Products (“CHMP”) is expected in the first quarter of 2021. Additionally, in October 2020, Chugai Pharmaceutical Co., Ltd. (“Chugai”), a subsidiary of Roche, filed an NDA in Japan for Evrysdi for the treatment of SMA and a regulatory decision on approval is expected in 2021. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company expects results from our Phase 1 study of PTC518 in healthy volunteers in the first half of 2021.

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. The Company is preparing a biologics license application (“BLA”) for PTC-AADC for the treatment of AADC deficiency in the United States, which it anticipates submitting to the FDA in the second

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

quarter of 2021. In January 2020, the Company submitted an MAA to the EMA for PTC-AADC for the treatment of AADC deficiency in the EEA, and the Company expects an opinion from the CHMP in the second quarter of 2021.

The Company’s Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s Bio-e platform are vatiquinone and PTC857. The Company initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020 and anticipates data from this trial to be available in the third quarter of 2022.  The Company also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipates data from this trial to be available in 2023. In the second quarter of 2020, the Company initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. The Company expects data from the Phase 1 trial to be available in the first half of 2021.

On May 29, 2020, the Company completed its acquisition of Censa Pharmaceuticals, Inc. (“Censa”) pursuant to an Agreement and Plan of Merger, dated as of May 5, 2020 (the "Censa Merger Agreement"), by and among the Company, Hydro Merger Sub, Inc., the Company’s wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC (the "Censa Merger"). The transaction was accounted for as an asset acquisition. In connection with the Censa Merger, the Company acquired PTC923. The Company expects to initiate a registration-directed Phase 3 trial for PTC923 for phenylketonuria (“PKU”) in mid-2021. Refer to Note 3 for further details.

In June 2020, the Company initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of PTC299, a dihydroorotate dehydrogenase inhibitor that it has also been developing in oncological indications, in patients hospitalized with COVID-19 infection. The Company expects data from this trial to be available in the second half of 2021.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application (“NDA”) over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Although Study 045 did not meet its pre-specified primary endpoint, the Company plans to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data. There is substantial risk that the FDA will determine that the results from the Company’s clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. In that case, as the Company expects to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, the Company would plan to re-submit the NDA at that time.

On August 23, 2018, the Company completed its acquisition of Agilis Biotherapeutics, Inc. (“Agilis”), pursuant to an Agreement and Plan of Merger, dated as of July 19, 2018 (the “Agilis Merger Agreement”), by and among the Company, Agility Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, (the “Agilis Merger”).

Upon the closing of the Agilis Merger, the Company paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Agilis Merger. Agilis equityholders are entitled to receive contingent payments from the Company based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products.

On April 29, 2020, the Company, certain of the former equity holders of Agilis, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Exchange Agreement (the “Rights Exchange Agreement”). Pursuant to the Rights Exchange Agreement, the Company issued 2,821,176 shares of its common stock (the “Common Stock Consideration”) and paid $36.9 million (the “Cash Consideration”), in the aggregate, to such former equityholders of Agilis (the “Participating Rightholders”) in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agilis Merger Agreement, pursuant to which the Company completed the Agilis Merger.

The Rights Exchange Agreement has no effect on the Agilis Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightholders’ rights to receive $211.6 million, in the aggregate, of the milestone payments described above. As a result, all other rights and obligations under the Agilis Merger Agreement remain in effect pursuant to their terms. The Company’s outstanding obligations under the Agilis Merger Agreement include obligations to pay up to an aggregate maximum amount of $20.0 million upon the achievement of certain development milestones, up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones, up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Agilis Merger Agreement. Refer to Note 4 for further details regarding the Rights Exchange Agreement.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

As of December 31, 2020, the Company had an accumulated deficit of approximately $1,628.9 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 and in August 2015 of 3.00% convertible senior notes due 2022 (see Note 8), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, “at the market offering” of its common stock, its initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement (see Note 2), private placements of its convertible preferred stock, collaborations, bank debt, the Company’s credit and security agreement (the "Credit Agreement"), with MidCap Financial Trust (“MidCap Financial”) as administrative agent and MidCap Financial and other certain institutions as lenders thereto (see Note 8), grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, or notes to the consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, royalty revenue, certain accruals related to the Company’s research and development expenses, valuation procedures for liability for sale of future royalties, valuation procedures for the convertible notes, acquired intangible assets, fair value of the contingent consideration, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$208,812	$288,028
Restricted cash included in deposits and other assets	7,500	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$216,312	$295,528

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

Marketable securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the twelve month period ended December 31, 2020, no allowance was recorded for credit losses.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

Fixed assets

Fixed assets are stated at cost. Depreciation is computed starting when the asset is placed into service on a straight-line basis over the estimated useful life of the related asset as follows:

Leasehold improvements	Lesser of useful life or lease term
Computer equipment and software	3 years
Machinery and lab equipment	7 years
Furniture and fixtures	7 years

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2020	December 31, 2019
Raw materials	$824	$874
Work in progress	8,745	9,652
Finished goods	9,128	8,759
Total inventory	$18,697	$19,285

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded write downs of $0.5 million and $0.4 million for the twelve month periods ended December 31, 2020 and 2019, respectively, primarily related to

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the twelve month periods ended December 31, 2020 and December 31, 2019, these amounts were immaterial.

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, storage costs, amortization of the acquired intangible asset, royalty payments associated with net product sales, and royalty payments to collaborative partners associated with royalty revenues and collaboration revenue related to milestones. Production costs are expensed as cost of product sales when the related products are sold or royalty revenues and collaboration revenue milestones are earned.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the years ended December 31, 2020, 2019, and 2018, net product sales outside of the United States were $194.4 million, $190.3 million, and $171.0 million respectively, and net product sales in the United States were $139.0 million, $101.0 million, and $92.0 million respectively.

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.

Upon adoption of ASC Topic 606 on January 1, 2018, the Company elected the following practical expedients:

●	Portfolio Approach – the Company applied the Portfolio Approach to contract reviews within its identified revenue streams that have similar characteristics, and the Company believes this approach would not differ materially than if applying ASC Topic 606 to each individual contract.
●	Significant Financing Component – the Company expects the period between when it transfers a promised good or service to a customer and when the customer pays for the good or service to be one year or less.
●	Immaterial Performance Obligations – the Company disregards promises deemed to be immaterial in the context of the contract.
●	Shipping and Handling Activities – the Company considers any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required. For the twelve month period ended December 31, 2020, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.1 million as of December 31, 2020 and $0.3 million as of December 31, 2019. For the twelve months ended December 31, 2020, 2019 and 2018, bad debt expense was immaterial.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”).  Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which milestone payments equal $355.0 million in the aggregate as of December 31, 2020. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The cash consideration obtained pursuant to the Royalty Purchase Agreement is classified as debt and is recorded as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on the Company’s consolidated balance sheet based on the timing of the expected payments to be made to RPI. The fair value for the liability for sale of future royalties at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to RPI over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability will be amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.  Refer to Note 8 for further details.

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

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Leasehold improvements are capitalized and depreciated over the lesser of useful life or lease term. See Note 6 Leases for additional information.

Research and development costs

Research and development expenses include the clinical development costs associated with the Company’s product development programs and research and development costs associated with the Company’s discovery programs. These expenses include internal research and development costs and the costs of research and development conducted on behalf

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

of the Company by third parties, including sponsored university-based research agreements and clinical study vendors. All research and development costs are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The deferred research and development advance payments were $4.7 million and $4.5 million as of December 31, 2020 and 2019, respectively.

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

Cash equivalents, marketable securities, and equity investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term. The Company historically estimated the expected volatility of share options based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. Starting in the third quarter of 2019 and continuing forward, the expected volatility of options was estimated based on the Company’s historical stock volatility. The Company historically used the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. Starting in the third quarter of 2019 and continuing forward, the expected term of options was estimated based on the Company’s historical exercise data. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option. In connection with the adoption of ASU 2016-9, the Company made a policy election to continue its methodology for estimating its forfeiture rate.

Income taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from a strain of novel coronavirus, COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (“AMT”) credit carryovers as well as a technical correction to the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act") for qualified improvement property. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 – a $900 billion relief package to deliver the second round of economic stimulus for individuals, families, and businesses was signed into law. The bill provides relief through multiple measures and expands many of the provisions already put into place under the CARES Act. As of December 31, 2020, the Company expects that these provisions will not have a material impact. Tax provisions of the CARES Act also include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The relief for retaining employees was not material to the financial statements and the deferral of certain payroll taxes amounted to $2.5 million as of December 31, 2020, which is accrued in other current liabilities and other long-term liabilities on the consolidated balance sheet.

Additionally, the Organization for Economic Co-operation and Development, or OECD, the EC, and individual taxing jurisdictions where the Company and its affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC and individual counties are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which PTC and its affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect the Company’s business.

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2020.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result of the reduction in the U.S. corporate income tax

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

In August 2018, the Company recorded a deferred tax liability in conjunction with the Agilis Merger, further discussed in Notes 1 and 3, of $122.0 million, related to the tax basis difference in the In-Process Research and Development, or IPR&D, indefinite-lived intangibles acquired. The Company’s policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

The $650.0 million cash consideration received from RPI pursuant to the Royalty Purchase Agreement was treated as taxable income in the current year and resulted in a current tax provision of $25.0 million related to state income taxes after considering the state NOL and tax credits. The Company did not generate a federal income tax liability after considering the federal NOLs.

Foreign currency

The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company also has an intercompany loan which is recorded on a non-U.S. subsidiary and denominated in U.S. dollars. The loan is remeasured into local currency using the exchange rate as of the balance sheet date. The Company’s asset and liability accounts, including the intercompany loan, are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. For the twelve month period ended December 31, 2020, the Company recorded an unrealized foreign exchange gain of $54.6 million from the remeasurement of the intercompany loan.

Net (loss) income per share

Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding—potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive. Dilutive common stock equivalents are comprised of options and unvested restricted stock outstanding under the Company’s stock option plans.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is noncash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes that no impairment of long-lived assets exists as of December 31, 2020.

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of IPR&D.  IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement asset acquired in a business combination. The Company utilizes the "income method” and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.  The Company performed a qualitative annual test for its indefinite-lived intangible assets as of October 1, 2020 and concluded that no impairment exists as of December 31, 2020.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassess its reporting units as part of its annual segment review. As of December 31, 2020, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed an annual test for goodwill as of October 1, 2020 and concluded that no impairment exists as of December 31, 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments under ASU 2020-06 also include revisions related to the derivatives scope exception for contracts in an entity’s own equity and earnings per share. The amendments under ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company expects to adopt this guidance when effective and is currently assessing what effect the adoption of ASU 2020-06 will have on its consolidated financial statements and accompanying notes.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by ASC 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 (Topic 326) for entities that have not yet adopted that standard. The Company adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The adoption of the guidance did not have a material impact on the consolidated financial statements. The Company has

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

updated its accounting policy for marketable securities within this Note as well as its fair value note (Note 4) with additional disclosures as required by the standard upon adoption.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". This standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. Entities can elect to early adopt in interim periods, including periods for which they have not yet issued financial statements or made their financial statements available for issuance. The Company adopted this guidance January 1, 2020. The adoption of the guidance did not have a material impact on the consolidated financial statements. The Company has updated its fair value note (Note 4) with additional and modified disclosures as required by the standard upon adoption.

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

3. Acquisitions

Censa Asset Acquisition

On May 29, 2020, the Company acquired Censa, pursuant to the Censa Merger Agreement. Upon the closing of the Censa Merger, the Company paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa’s opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of the Company’s common stock, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day volume weighted average price (“VWAP”) pursuant to the Censa Merger Agreement.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The Company determined that substantially all of the fair value is concentrated in PTC923 and accounted for the transaction as an asset acquisition under ASC 805-50. The purchase price consisted of the cash consideration of $15.0 million and $42.9 million in the Company’s common stock, in addition to $0.7 million of acquisition costs. As such, the total consideration transferred was determined to be $58.6 million. The opening balance sheet net assets of $4.6 million, which consisted of cash of $3.8 million and other current assets of $0.8 million, were determined to be non-qualifying assets and recorded at their fair values, respectively. The remaining consideration of $54.0 million was allocated to PTC923. As PTC923 is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D was expensed. Of the $54.0 million, $53.3 million is included in research and development expense and the $0.7 million related to the acquisition costs, is included in selling, general, and administrative expense within the Company’s statement of operations for the twelve month period ended December 31, 2020.

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

BioElectron Asset Acquisition

On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, including certain compounds that the Company has begun to develop as part of its Bio-e platform, (the “Asset Acquisition”) pursuant to an asset purchase agreement by and between the Company and BioElectron, dated October 1, 2019 (the “BioElectron Asset Purchase Agreement”). BioElectron was a private company with a pipeline focused on inflammatory and central nervous system (CNS) disorders. The lead program, vatiquinone, is in late stage development for CNS disorders with substantial unmet need and significant commercial opportunity that are complementary to PTC’s existing pipeline.

Upon the closing of the Asset Acquisition, the Company paid to BioElectron total upfront consideration of $10.0 million, funded with cash on hand, less (i) transaction expenses incurred by BioElectron, (ii) the amount of outstanding indebtedness of BioElectron including a $4.0 million loan advance to BioElectron plus accrued and unpaid interest thereon and (iii) $1.5 million held in an escrow account to secure potential indemnification obligations owed to the Company. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may also become entitled to contingent payments based on a percentage of net sales of certain products.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The Company concluded that the transaction included inputs and processes that did not constitute a business under the revised guidance of ASU 2017-01, which allows for a screen to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. The Company determined that substantially all of the fair value is concentrated in vatiquinone and accounted for the transaction as an asset acquisition under ASC 805-50.

The purchase price consisted of upfront consideration of $10.0 million in cash and approximately $0.5 million of acquisition costs, resulting in $10.5 million of total consideration transferred. As vatiquinone is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D asset of $10.0 million was expensed to research and development during the twelve month period ended December 31, 2019 and included within operating activities in the statement of cash flows. The remaining assets acquired and liabilities assumed were immaterial. Additionally, as noted above, BioElectron may be entitled to receive contingent milestone payment and contingent royalty payments. The Company will record the milestone and royalty payments if and when they become payable, in accordance with the applicable guidance. These payments will be capitalized and amortized over their expected useful lives.

Agilis Acquisition

On August 23, 2018, the Company completed its acquisition of Agilis pursuant to the Agilis Merger Agreement. Agilis was a privately-held biotechnology company advancing an innovative gene therapy platform for rare monogenic diseases that affect the central nervous system. Upon completion of the Agilis Merger, the Company acquired Agilis’s lead product candidate, PTC-AADC, for the treatment of AADC deficiency, as well as three other gene therapies.

Upon the closing of the Agilis Merger, the Company paid to Agilis equityholders total upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of the Company’s common stock (the “Closing Stock Consideration”). The Closing Stock Consideration was determined by dividing $150.0 million by the volume-weighted average price per share of the Company’s common stock on Nasdaq for the 10 consecutive trading-day period ending on the second trading-day immediately preceding the closing of the Agilis Merger. The fair value of the stock on the acquisition date was determined to be $155.9 million.

Pursuant to the Agilis Merger Agreement, Agilis equityholders may become entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The fair value of the contingent consideration payments at the acquisition date was estimated to be $290.5 million. Under the Agilis Merger Agreement, the Company was required to pay $40.0 million of the development milestone payments mentioned above upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the applicable milestones have been achieved. The fair value of the deferred consideration payments at the closing date was estimated to be $38.1 million.

On April 29, 2020, the Company entered into the Rights Exchange Agreement, pursuant to which the Company issued the Common Stock Consideration and the Cash Consideration to the Participating Rightholders in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agilis Merger Agreement outlined above. Refer to Note 1 for further details regarding the Rights Exchange Agreement and Note 4 for fair value considerations.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

The Company recorded the assets acquired and liabilities assumed as of the date of acquisition based on the information available at that time. The Company finalized its accounting for the Agilis Merger during the three month period ended December 31, 2018 and recorded measurement period adjustments related to the finalization of the fair values assigned to the intangible assets and corresponding deferred tax liability, the contingent consideration, and the deferred consideration. The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of August 23, 2018, the measurement period adjustments recorded during the period from the acquisition date through December 31, 2018, and the final allocation of the purchase price as of December 31, 2018.

	Preliminary
	Allocation as of the
	acquisition date of	Measurement Period	Final Allocation as of
	August 23, 2018	Adjustments	December 31, 2018
Cash and cash equivalents	$328	$—	$328
Prepaid expenses and other current assets	181	—	181
Fixed assets	153	—	153
Other assets	38	—	38
Intangible assets - IPR&D	480,000	96,500	576,500
Accounts payable and accrued expenses	(3,828)	—	(3,828)
Deferred tax liability	(115,200)	(6,832)	(122,032)
Fair value of net assets acquired	$361,672	$89,668	$451,340
Goodwill	100,309	(17,968)	82,341
Total purchase price	$461,981	$71,700	$533,681

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

Pro-Forma Financial Information Associated with the Agilis Acquisition (Unaudited)

The following table summarizes certain supplemental pro forma financial information for the twelve-month periods ended December 31, 2018 and 2017 as if the Agilis Merger had occurred as of January 1, 2017. The unaudited pro-forma financial information for the twelve-month period ended December 31, 2018 reflects adjustments of $1.7 million related to acquisition fees that are non-recurring in nature. There were no adjustments related to the twelve-month period ended December 31, 2017.

	Twelve Months Ended December 31,
	2018	2017
Revenues	$264,734	$194,392
Net loss attributable to common stockholders	$(138,083)	$(93,333)

4. Fair value of financial instruments and investments

The Company follows the fair value measurement rules, which provide guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. Cash equivalents, marketable securities, and equity investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

The Company uses the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities are classified as Level 2 as they primarily utilize broker quotes in a nonactive market to value these securities.

In May 2019, the Company purchased $4.0 million of shares of ClearPoint Neuro, Inc.’s (“ClearPoint”) (formerly MRI Interventions, Inc.) common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with ClearPoint, a publicly traded medical device company. The Company determined that the equity investment represents a financial instrument and therefore, recorded it at fair value, which is readily determinable. The equity investment is a component of deposits and other assets on the consolidated balance sheet. During the year ended December 31, 2020 and 2019, the Company recorded unrealized gains of $14.3 million and $2.2 million respectively, which are components of other income, net within the consolidated statement of operations. The fair value of the equity investment was $20.5 million and $6.2 million as of December 31, 2020 and 2019, respectively. The

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

Company classifies its equity investment in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the year ended December 31, 2020, the Company recorded an unrealized gain of $19.3 million, which is a component of other income, net within the consolidated statement of operations. The fair value of the convertible debt security was $29.3 million as of December 31, 2020. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the equity investment and the convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities	$894,838	$—	$894,838	$—
Equity investment in ClearPoint	$20,503	$20,503	$—	$—
ClearPoint convertible debt security	$29,252	$—	$29,252	$—
Contingent consideration payable- development and regulatory milestones	$139,200	$—	$—	$139,200
Contingent consideration payable- net sales milestones and royalties	$101,200	$—	$—	$101,200

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

	December 31, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities	$398,535	$—	$398,535	$—
Equity investment in ClearPoint	$6,194	$6,194	$—	$—
Stock appreciation rights liability	$3,186	$—	$—	$3,186
Deferred consideration payable	$40,000	$—	$40,000	$—
Contingent consideration payable- development and regulatory milestones	$290,500	$—	$—	$290,500
Contingent consideration payable- net sales milestones and royalties	$65,800	$—	$—	$65,800

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2020 and 2019.

The following is a summary of marketable securities accounted for as available-for-sale securities at December 31, 2020 and 2019:

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$276,855	$19	$(37)	$276,837
Corporate debt securities	474,030	1,658	(29)	475,659
Asset-backed securities	28,681	210	(3)	28,888
Government obligations	113,372	88	(6)	113,454
Total	$892,938	$1,975	$(75)	$894,838

	December 31, 2019
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$157,936	$162	$—	$158,098
Corporate debt securities	188,778	576	(20)	189,334
Asset-backed securities	51,062	49	(8)	51,103
Total	$397,776	$787	$(28)	$398,535

Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the year ended December 31, 2020, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

an event or change in circumstances has occurred in that period that may be related to credit issues. For the year ended December 31, 2020, no allowance was recorded for credit losses.

For the year ended December 31, 2020, the Company had $0.7 million, realized gains from the sale of marketable securities. For the year ended December 31, 2019, the Company had no realized gains from the sale of marketable securities. Realized gains are reported as a component of interest expense, net in the consolidated statement of operations.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	December 31, 2020
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(37)	129,630	—	—	(37)	129,630
Corporate debt securities	(29)	102,426	—	—	(29)	102,426
Asset-backed securities	(3)	1,830	—	—	(3)	1,830
Government obligations	(6)	27,084	—	—	(6)	27,084
Total	$(75)	$260,970	$—	$—	$(75)	$260,970

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2019 are as follows:

	December 31, 2019
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(20)	$71,779	$—	$—	$(20)	$71,779
Asset-backed securities	(8)	24,211	—	—	(8)	24,211
Total	$(28)	$95,990	$—	$—	$(28)	$95,990

Marketable securities on the balance sheet at December 31, 2020 and 2019 mature as follows:

	December 31, 2020
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$276,837	$—
Corporate debt securities	240,139	235,520
Asset-backed securities	6,363	22,525
Government obligations	65,524	47,930
Total Marketable securities	$588,863	$305,975

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

	December 31, 2019
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$158,098	$—
Corporate debt securities	139,596	49,738
Asset-backed securities	44,724	6,379
Total Marketable securities	$342,418	$56,117

The Company classifies all of its securities as current as they are all available for sale and are available for current operations.

Convertible senior notes

In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 8. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2022 Convertible Notes at December 31, 2020 and 2019 was $193.2 million and $171.2 million, respectively. The estimated fair value of the 2026 Convertible Notes at December 31, 2020 and December 31, 2019 was $394.9 million and $335.0 million.

Deferred consideration payable

Pursuant to the Agilis Merger Agreement, Agilis equityholders were previously entitled to receive contingent consideration payments from the Company based on the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million and the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million. The Company was required to pay $40.0 million of development milestone payments upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the applicable milestones have been achieved. The $40.0 million of development milestones were classified as deferred consideration on the Company’s consolidated balance sheets at the time of the Agilis Merger closing and as of December 31, 2019.

Pursuant to the terms of the Rights Exchange Agreement, in the twelve month period ended December 31, 2020, the Company issued 2,821,176 shares of its common stock and paid $36.9 million in the aggregate, to Participating Rightholders, who in exchange have canceled and forfeited their rights under the Agilis Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments, or the deferred consideration, that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger. As a result of the Rights Exchange Agreement, the remaining deferred consideration payable was $2.4 million, was paid out upon the passing of the second anniversary of the closing of the Agilis Merger.  Accordingly, there was no deferred consideration payable as of December 31, 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

As of result of the Rights Exchange Agreement, the Company recognized a gain of $0.7 million on the settlement of the development milestones related to the difference in the development milestone settled of $37.6 million and Cash Consideration of $36.9 million. Additionally, the Company recognized a loss of $11.3 million on the settlement of the regulatory milestones related to the difference in fair value of the regulatory milestones settled of $139.2 million and the fair value of the Common Stock Consideration of $150.5 million.  The $0.7 million gain and $11.3 million loss are included in the settlement of deferred and contingent consideration in the Company’s statement of operations for the twelve month period ended December 31, 2020. Additionally, as of the date of the Rights Exchange Agreement, the Company recognized a gain on the fair value of the contingent consideration of $1.0 million related to the portion of regulatory milestones that were forfeited, which is included in the change in fair value of the deferred and contingent liability within the Company’s statement of operations for the twelve month period ended December 31, 2020. This gain on the fair value of the contingent consideration is considered a non-recurring Level 3 fair value measurement and was estimated using the same valuation methodology and unobservable input ranges for development and regulatory milestones in the Level 3 valuation section below. In conjunction with the Rights Exchange Agreement, the Company also incurred $2.0 million of transaction fees, which were included in other expense in the Company’s statement of operations for the twelve month period ended December 31, 2020.

Level 3 valuation

The stock appreciation rights (SARs) liability is classified in Other current liabilities on the Company’s consolidated balance sheets. The SARs liability is marked-to-market each reporting period with the change in fair value recorded as compensation expense on the Company’s consolidated statements of operations until the SARS vest. The fair value of the SARs liability is determined at each reporting period by utilizing the Black-Scholes option pricing model. The last payment of the SARs liability was made in the three month period ended March 31, 2020, and accordingly, the balance of the SARS liability as of December 31, 2020 was $0.

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss in the consolidated statements of operations. The fair value of the development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. On December 31, 2020, the weighted average discount rate for the development and regulatory milestones was 3.4% and the weighted average probability of success was 42%.  The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. On December 31, 2020, the weighted average discount rate for the net sales milestones and royalties was 11.5% and the weighted average probability of success for the net sales milestones was 48%.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the SARs liability and the contingent consideration payables for the years ended December 31, 2020, and 2019:

	Level 3 liabilities
		Contingent consideration payable-	Contingent consideration payable-
		development and regulatory	net sales milestones and royalties
	SARs	milestones - Agilis	- Agilis
Beginning balance as of December 31, 2018	$3,814	$257,040	$53,200
Additions	—	—	—
Change in fair value	3,187	33,460	12,600
Payments	$(3,815)	$—	$—
Ending balance as of December 31, 2019	3,186	290,500	65,800
Additions	—	—	—
Change in fair value	—	(12,120)	35,400
Payments	(3,186)	—	—
Rights Exchange settlement	—	(139,180)	—
Ending balance as of December 31, 2020	$—	$139,200	$101,200

The following significant unobservable inputs were used in the valuation of the contingent consideration payables for the years ended December 31, 2020 and 2019 and of the SARS liability for the year ended December 31, 2019:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,200	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 2.2% - 4.5% 2021 - 2028
Contingent considerable payable- net sales milestones and royalties	$101,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 11.5% 2022 - 2040

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
SARs	$3,186	Option-pricing model	Volatility Risk free interest rate Strike price Fair value of common stock Expected life	28.93% 0.19% $6.76 - $30.86 $48.03 0.01 years
Contingent consideration payable- development and regulatory milestones	$290,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $555 million 25% - 94% 2.2% - 4.7% 2020 - 2026
Contingent considerable payable- net sales milestones and royalties	$65,800	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 89% 2% - 6% 14.5% 2021 - 2038

The contingent consideration payables are classified Level 3 liabilities as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

inputs to the valuation approaches, including but not limited to, assumptions involving probability adjusted sales estimates for the gene therapy platform and estimated discount rates, the estimated fair value could be significantly higher or lower than the fair value determined.

5. Fixed assets

Fixed assets, net were as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019
Leasehold improvements	$8,072	$5,039
Computer equipment and software	11,471	8,069
Machinery and lab equipment	23,430	13,466
Furniture and fixtures	3,844	3,567
Assets in process	5,076	3,232
	51,893	33,373
Less accumulated depreciation	(18,062)	(11,824)
Total	$33,831	$21,549

Depreciation expense was approximately $6.6 million, $4.7 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

On March 20, 2020, the Company entered into a lease agreement with COE Bridgewater LLC relating to the lease of office and laboratory space located in Bridgewater, New Jersey. This lease replaced the Company’s existing lease on the property beginning on May 1, 2020 and includes additional rental property of approximately 59,000 square feet.

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The agreement will expire on December 31, 2032 unless the Company terminates it on 24 months prior written notice to MassBio. Pursuant to the terms of the agreement, MassBio agreed to provide the Company with four dedicated rooms for its gene therapy AADC program. The Company concluded that the agreement contains an embedded lease as the Company controls the use of the four dedicated rooms and the equipment therein. As the present value of the facilities exceeds the assessed fair value, the Company determined that it is a finance lease. Given that the embedded finance lease is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730. Accordingly, the Company expensed the present value of all guaranteed future cash payments of $41.4 million during the year ending December 31, 2020. Additionally, during the year ending December 31, 2020, the Company recorded finance lease costs of $0.9 million related to interest on the lease liability.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.1 years to 14.5 years and certain leases include renewal options to extend the lease for up to 10 years. Rent expense was approximately $15.3 million, $6.0 million, and $2.7 million for the years ended December 31, 2020, 2019, and 2018.

The components of lease expense were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating Lease Cost
Fixed lease cost	$12,368	$4,929
Variable lease cost	2,448	694
Short-term lease cost	450	350
Total operating lease cost	$15,266	$5,973

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating lease ROU asset	$84,410	$13,693

Operating lease liabilities- current	$7,465	$5,153
Operating lease liabilities- noncurrent	79,499	9,018
Total operating lease liability	$86,964	$14,171

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

	December 31, 2020	December 31, 2019
Finance lease liabilities- current	$1,276	$—
Finance lease liabilities- noncurrent	23,053	—
Total finance lease liability	$24,329	$—

The Company’s leases in Bridgewater, New Jersey and Hopewell Township, New Jersey are the primary drivers of the increase in total operating lease ROU asset and total operating lease liability from December 31, 2019 to December 31, 2020.

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease terms - operating leases (years)	11.49	3.38
Weighted-average discount rate - operating leases	8.86%	7.33%
Weighted-average remaining lease terms - finance lease (years)	12.00	—
Weighted-average discount rate - finance lease	7.80%	—%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,462	$4,466
Financing cash flows from finance lease	17,829	—
Operating cash flows from finance leases	171	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$76,811	$17,389
Finance lease	41,382	—

Future minimum lease payments under non-cancelable leases as of December 31, 2020 were as follows:

	Operating Leases	Finance Lease
2021	$13,721	$3,000
2022	13,301	3,000
2023	12,870	3,000
2024	12,171	3,000
2025 and thereafter	92,012	24,000
Total lease payments	144,075	36,000
Less: Imputed Interest expense	57,111	11,671
Total	$86,964	$24,329

In conjunction with the Asset Acquisition, the Company acquired BioElectron’s lease in Mountain View, California. As substantially all of the fair value of the gross assets acquired was related to vatiquinone, the relative fair value allocated to the right of use asset and corresponding lease liability for the Mountain View lease was determined to be immaterial, and accordingly is not included in the tables above. The future minimum lease payments for the Mountain View lease are $1.8 million and $1.4 million for 2021 and 2022, respectively, and $0 thereafter.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019
Employee compensation, benefits, and related accruals	$53,291	$38,390
Income tax payable	4,315	499
Consulting and contracted research	18,250	12,969
Professional fees	3,614	3,562
Sales allowance	54,327	38,579
Sales rebates	63,774	29,268
Royalties	16,575	13,729
Accounts payable	18,665	10,324
Other	9,357	11,956
Total	$242,168	$159,276

8. Debt

Liability for sale of future royalties

In July 2020, the Company entered into the Royalty Purchase Agreement. As RPI’s interest is explicitly limited, the $650.0 million cash consideration was classified as debt and is recorded as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on the Company’s consolidated balance sheet based on the timing of the expected payments to be made to RPI. The fair value for the liability for sale of future royalties at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to RPI over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability will be amortized using the effective interest method over the life of the arrangement, in accordance ASC 470 and ASC 835. The initial annual effective interest rate was determined to be 11.0%. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI and will update the effective interest rate on a quarterly basis. Issuance costs related to the transaction were determined to be immaterial.

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the year ended December 31, 2020:

Year Ended December 31,
Liability for sale of future royalties- (current and noncurrent)	2020
Beginning balance	$—
Proceeds from sale of future royalties	650,000
Less: Non-cash royalty revenue payable to RPI	(2,055)
Plus: Non-cash interest expense recognized	31,817
Ending balance	$679,762
Effective interest rate as of December 31, 2020	10.4%

Non-cash interest expense is recorded in the statement of operations within “Interest expense, net”.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

2017 Credit Facility

In May 2017, the Company entered into a credit and security agreement (the “Credit Facility”) with MidCap Financial Trust, a Delaware statutory trust (“MidCap”), as administrative agent and MidCap and certain other financial institutions as lenders thereunder (the “Credit Agreement”) that provided for a senior secured term loan facility of $60.0 million, of which $40.0 million was drawn by the Company on May 5, 2017. The Company capitalized approximately $0.4 million of debt issuance costs, which were netted against the carrying value of the Credit Facility and were amortized over the term of the Credit Facility using the effective interest rate method. As of December 31, 2019, the Company made loan repayments of $11.7 million on the Credit Facility. The remaining balance of the Credit Facility as of December 31, 2019 was $28.3 million, $20.0 million of which was classified as current portion of long term debt and $8.3 million was included within long term debt on the consolidated balance sheet.

Borrowings under the Credit Agreement bore interest at a rate per annum equal to LIBOR (with a LIBOR floor rate of 1.00%) plus 6.15%. The Company was obligated to make interest only payments (payable monthly in arrears) through April 30, 2019. Commencing on May 1, 2019 and continuing for the remaining twenty-four months of the facility, the Company was required to make monthly interest payments and monthly principal payments. The principal payments were made based on straight-line amortization of the principal over the twenty-four month period. The maturity date of the Credit Agreement was May 1, 2021, unless terminated earlier.

On July 1, 2020, the Company terminated the Credit Facility. In connection with the termination of the Credit Facility, the Company repaid outstanding principal of $18.3 million, which was classified as the current portion of long term debt on the consolidated balance sheet and accrued interest of $0.1 million, which was classified within accrued liabilities on the consolidated balance sheet, thereunder totaling $18.4 million. The Company paid an additional $0.6 million in termination and exit fees, which are included as a component of other income, net in the Company’s statement of operations for the year ended December 31, 2020. All liens and security interests securing the term loan made pursuant to the Credit Facility were released upon termination.

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

The 2026 Convertible Notes are governed by an indenture (the “2026 Convertible Notes Indenture”) with U.S Bank National Association as trustee (the “2026 Convertible Notes Trustee”).

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

The 2026 Convertible Notes consist of the following:

Liability component	2020	2019
Principal	$287,500	$287,500
Less: Debt issuance costs	(4,058)	(4,567)
Less: Debt discount, net(1)	(106,065)	(119,350)
Net carrying amount	$177,377	$163,583
(1)	Included in the consolidated balance sheets within convertible senior notes (due 2026) and amortized to interest expense over the remaining life of the 2026 Convertible Notes using the effective interest rate method.

As of December 31, 2020, the remaining contractual life of the 2026 Convertible Notes is approximately 5.7 years.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Year ended
	December 31,
	2020	2019
Contractual interest expense	$4,319	$1,220
Amortization of debt issuance costs	508	140
Amortization of debt discount	13,285	3,659
Total	$18,112	$5,019
Effective interest rate of the liability component	10.2%	10.2%

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

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

The 2022 Convertible Notes consist of the following:

	Year ended
	December 31,
Liability component	2020	2019
Principal	$150,000	$150,000
Less: Debt issuance costs	(865)	(1,329)
Less: Debt discount, net (1)	(17,372)	(26,686)
Net carrying amount	$131,763	$121,985
(1)	Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Convertible Notes using the effective interest rate method.

As of December 31, 2020, the remaining contractual life of the 2022 Convertible Notes is approximately 1.6 years.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Year ended
	December 31,
	2020	2019
Contractual interest expense	$4,500	$4,500
Amortization of debt issuance costs	464	417
Amortization of debt discount	9,314	8,368
Total	$14,278	$13,285
Effective interest rate of the liability component	11.0%	11.0%

9. Capital structure

Common stock

In April 2018, the Company closed an underwritten public offering of its common stock.  The Company issued and sold an aggregate of 4,600,000 shares of common stock at a public offering price of $27.04 per share, including 600,000 shares issued upon exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds of approximately $117.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

In January 2019, the Company closed an underwritten public offering of its common stock.  The Company issued and sold an aggregate of 7,563,725 shares of common stock at a public offering price of $30.20 per share, including 843,725 shares issued upon exercise by the underwriter of its option to purchase additional shares in February 2019. The Company received net proceeds of $224.2 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

In September 2019, the Company closed an underwritten public offering of its common stock.  The Company issued and sold an aggregate of 2,475,248 shares of common stock at a public offering price of $40.40 per share. The offering included an option to purchase up to an additional 371,287 shares for a period of 30 days following the offering. This option was not exercised by the underwriter. The Company received net proceeds of $97.0 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

During the twelve month period ending December 31, 2020, the Company issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. The Company received net proceeds of $28.1 million after deducting agent discounts and commissions and other offering expenses payable by the Company. The remaining shares of the Company’s common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2020.

As a result of the Rights Exchange Agreement, during the twelve month period ended December 31, 2020, the Company issued 2,821,176 shares of its common stock to Participating Rightholders. The shares had a fair value of $150.5 million upon issuance.

As a result of the Censa Merger, during the twelve month period ended December 31, 2020, the Company issued 845,364 shares of the Company’s common stock to Censa securityholders, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Censa Merger Agreement.

As of December 31, 2020, the Company’s number of authorized shares of common stock was 125,000,000.

10. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.  Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Year ended December 31,
	2020		2019		2018
Numerator
Net loss	$(438,160)		$(251,576)		$(128,081)
Denominator
Denominator for basic and diluted net loss per share	66,027,908		58,863,185		46,576,313
Net loss per share:
Basic and diluted	$(6.64)	*	$(4.27)	*	$(2.75)	*
*	For the years ended December 31, 2020, 2019, and 2018, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2020	2019	2018
Stock Options	9,663,677	11,043,939	8,534,358
Unvested restricted stock awards and units	982,058	642,419	571,479
Total	10,645,735	11,686,358	9,105,837

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

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of December 31, 2020, awards for 941,381 shares of common stock were available for issuance under the 2013 Long Term Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, initially up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation. In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. As of December 31, 2020, awards for 1,186,005 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

The Board of Directors has the authority to select the individuals to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) the date on which the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s stock) of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed ten years). Options typically vest over a four-year period.

Inducement stock option awards

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2020, the Company issued options to purchase an aggregate of 740,350 shares of common stock to certain new hire employees at a weighted-average exercise price of $51.33 per share. Additionally, during the year ended December 31, 2020, the Company issued 73,645 restricted stock units under the 2020 Inducement Stock Incentive Plan. An aggregate of 357,052 of options previously granted as inducement awards were forfeited during the year ended December 31, 2020 in connection with employee separations from the Company.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2017	6,448,642	$29.00
Granted	3,181,623	$26.64
Exercised	(633,973)	$18.61
Forfeited	(461,934)	$35.36
Outstanding at December 31, 2018	8,534,358	$28.58
Granted	3,977,995	$35.81
Exercised	(949,887)	$19.25
Forfeited	(518,527)	$35.27
Outstanding at December 31, 2019	11,043,939	$31.67
Granted	2,777,975	$51.06
Exercised	(3,268,452)	$24.25
Forfeited/Cancelled	(889,785)	$42.14
Outstanding at December 31, 2020	9,663,677	$38.72	7.37	years	$218,374
Vested or Expected to vest at December 31, 2020	4,910,488	$41.24	8.49	years	$97,320
Exercisable at December 31, 2020	4,249,063	$35.24	5.92	years	$112,228

The fair values of grants made in the years ended December 31, 2020, 2019 and 2018 were contemporaneously estimated on the date of grant using the following assumptions:

	2020	2019	2018
Risk-free interest rate	0.34% - 1.45%	1.58% - 2.63%	2.25% - 3.10%
Expected volatility	87% - 89%	62% - 92%	64% - 90%
Expected term	5.75 years	5.75 - 6.11 years	5.03 - 10.00 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $36.94, $23.05, and $17.48 per share, respectively.

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

December 31, 2020

(In thousands except share and per share amount)

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2019	642,419	$24.50
Granted	663,045	$51.32
Vested	(232,975)	$23.87
Forfeited	(90,431)	$36.44
Unvested at December 31, 2020	982,058	$41.78

Stock Appreciation Rights—Stock appreciation rights (SARs) entitle the holder to receive, upon exercise, an amount of the Company’s common stock or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company’s common stock over the measurement price based on the exercise date.

In May 2016, a total of 897,290 SARs were granted to non-executive employees (the 2016 SARs). The 2016 SARs vested annually in equal installments over four years and were settled in cash on each vest date, which required the Company to remeasure the SARs at each reporting period until vesting occurs. For the period ending December 31,2020, a total of 132,136 SARS vested. The last payment of the SARS liability was made in the three month period ended March 31, 2020, and accordingly, the balance of the SARS liability as of December 31, 2020 was $0.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. The total number of shares available for purchase under the Plan is one million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2020, the Company recorded $1.9 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2020	2019	2018
Research and development	$38,716	$20,836	$16,096
Selling, general and administrative	31,609	21,298	17,156
Total	$70,325	$42,134	$33,252

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

As of December 31, 2020, there was approximately $159.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.73 years.

12. Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2020, 2019, and 2018, respectively.

	Unrealized		Total
	Gains		Accumulated
	On	Foreign	Other
	Marketable	Currency	Comprehensive
	Securities, net of tax	Translation	Items
Balance at December 31, 2017	$22	$3,947	$3,969
Other comprehensive income (loss) before reclassifications	9	(2,516)	(2,507)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	9	(2,516)	(2,507)
Balance at December 31, 2018	$31	$1,431	$1,462
Other comprehensive income (loss) before reclassifications	724	(12,770)	(12,046)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	724	(12,770)	(12,046)
Balance at December 31, 2019	$755	$(11,339)	$(10,584)
Other comprehensive income (loss) before reclassifications	1,145	(51,518)	(50,373)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	1,145	(51,518)	(50,373)
Balance at December 31, 2020	$1,900	$(62,857)	$(60,957)

13. Revenue recognition

Net product sales

The Company views its operations and manages its business in one operating segment. During the twelve months ended December 31, 2020, 2019, and 2018, net product sales in the United States were $139.0 million, $101.0 million, and $92.0 million respectively, consisting solely of Emflaza, and net product sales not in the United States were $194.4 million, $190.3 million, and $171.0 million respectively, consisting of Translarna, Tegsedi, and Waylivra. For the twelve months ended December 31, 2020 and 2019, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the twelve months ended December 31, 2018, three of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

The Company’s contract liabilities balances as of December 31, 2020 and 2019 were $4.2 million and $11.7 million, respectively. The Company did not have any contract assets for the twelve months ended December 31, 2020 and 2019. During the twelve months ended December 31, 2020 and 2019, the Company recognized revenues of $8.1 million and $3.9 million, respectively, related to amounts included in contract liability balance at the beginning of each period. The

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

Company has not made significant changes to the judgments made in applying ASC Topic 606 for the twelve months ended December 31, 2020 and 2019.

Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of December 31, 2020 and 2019, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $4.2 million and $11.7 million, respectively. The Company expects to recognize revenue within the next one year, as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.

Collaboration revenue and Royalty revenue

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. The first commercial sale of Evrysdi in the United States was made in August 2020. This event triggered a $20.0 million milestone payment to the Company from Roche.  In August 2020, the EMA accepted the MAA filed by Roche for Evrysdi for the treatment of SMA, which triggered a $15.0 million milestone payment to the Company from Roche.  In October 2020, Chugai, a subsidiary of Roche, filed an NDA in Japan for Evrysdi for the treatment of SMA, which triggered a $7.5 million milestone payment to the Company from Roche. Under ASC Topic 606, the acceptance of the NDA filing resolved the uncertainty of whether the milestone was probable of being achieved. The Company recorded the three milestone payments as collaboration revenue for the year ended December 31, 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The remaining potential research and development event milestones that can be received as of December 31, 2020 is $30.0 million. The remaining potential sales milestones as of December 31, 2020 is $325.0 million upon achievement of certain sales events.

For the twelve months ended December 31, 2020, 2019, and 2018, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $42.6 million, $15.2 million, and $0.2 million, respectively.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the twelve months ended December 31, 2020, the Company has recognized $4.8 million of royalty revenue related to Evrysdi. No royalty revenue was recognized in the years prior, as the first commercial sale of Evrysdi occurred in August 2020.

14. Income taxes

The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Domestic	$(452,475)	$(231,915)	$(68,461)
Foreign	49,543	(8,011)	(59,649)
Total	$(402,932)	$(239,926)	$(128,110)

The Income Tax Provision consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(24,984)	(61)	(38)
Foreign	(4,372)	(2,041)	(669)
Deferred:
U.S. Federal	—	—	—
U.S. State and Local	(5,872)	(8,812)	—
Foreign	—	(736)	736
Total tax benefit (expense)	$(35,228)	$(11,650)	$29

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019	2018
Federal income tax provision at statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	(3.31)	1.08	0.05
Permanent differences	(6.66)	(6.17)	(6.41)
Research and development	4.93	4.38	6.49
Change in valuation allowances	(26.40)	(35.49)	2.20
Change in deferred tax assets	2.93	15.89	(14.22)
Foreign tax rate differential	0.72	(1.88)	(9.10)
Tax rate change	(1.46)	(3.67)	—
(Accrual) Release of uncertain tax positions	(0.61)	—	—
Other	0.12	—	0.01
Effective income tax rate	(8.74)%	(4.86)%	0.02%

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

	2020	2019
Assets:
Noncurrent deferred income taxes	$—	$—
Liabilities:
Noncurrent deferred income taxes	(136,735)	(130,862)
Deferred income taxes - net	$(136,735)	$(130,862)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Accrued expense	$5,528	$2,588
Amortization	80,677	78,291
Depreciation	—	991
Federal tax credits	123,405	99,421
State tax credits	—	6,489
Federal net operating losses	16,999	91,010
State net operating losses	1,428	1,360
Foreign net operating losses	—	1,056
Capitalized research and development costs	661	1,274
Share based compensation and other	14,612	16,425
Liability for sale of future royalties	161,204	—
Other comprehensive loss	7,624	1,512
Total gross deferred tax assets	412,138	300,417
Less valuation allowance	(379,608)	(267,131)
Total deferred tax assets, net of valuation allowance	$32,530	$33,286
Deferred tax liabilities:
Depreciation	$(2,904)	$—
Convertible debt	(29,626)	(33,286)
Indefinite lived intangible	(136,735)	(130,862)
Total gross deferred tax liabilities	(169,265)	(164,148)
Net deferred tax assets (liabilities)	$(136,735)	$(130,862)

For the year ended December 31, 2020, the Company generated taxable income in the U.S. of $364.1 million which is primarily attributable to the taxable income from the sale of the Company’s right to receive sales-based royalty payments on Roche’s worldwide net sales of products, pursuant to the Royalty Purchase Agreement. The Company has not recorded any federal income tax provision after considering the federal NOL. The Company recorded a state income tax provision of $25.0 million after considering the state NOL and state tax credits.

At December 31, 2020 and 2019, the Company recorded valuation allowance against its net deferred tax assets of $379.6 million and $267.1 million, respectively. The change in the valuation allowance during the years ended December 31, 2020 and 2019 was $112.5 million and $86.7 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2020, the Company had $80.9 million and $22.6 million of federal and state net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

As of December 31, 2020, research and development credit carryforward for federal purposes is $15.7 million. In addition, the Orphan Drug Credit Carryover available as of December 31, 2020 is $107.7 million. The Company’s federal credit carryforwards began to expire in 2019.

As a result of  U.S. tax reform legislation, federal net operating losses generated in 2018 carryforward indefinitely. State net operating loss carryforwards begin to expire in 2037. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. At December 31, 2020, the Company utilized $364.1 million NOLs of which $97.7 million is the Section 382 NOL. There is $9.5 million available for immediate use and an additional $5.7 million will free up in 2021.

The income tax expense for the years ended December 31, 2020 and 2019 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of foreign taxes,  the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance.

The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2020, the Company recorded unrecognized tax benefits in the amount of $2.4 million and has not accrued any interest or penalties through 2020. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company concluded the examination from the United States Internal Revenue Service for tax year 2014 noting adjustments to the U.S. federal net operating loss carryforwards and research and development credit carryforwards.  No other examinations are in process.

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

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. As of December 31, 2020, for purposes of ASC 740-10-25-3, the Company had $16.1 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

The Company has completed its accounting for the income tax effects of U.S. tax reform legislation and included measurement period adjustments in 2018. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of December 31, 2018, which resulted in a provisional benefit of $46.1 million which was offset by an associated change in the valuation allowance.

Uncertain Income Tax Benefits

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2019	—
Increase in tax positions for prior years	2,446
Balance at December 31, 2020	$2,446

Uncertain tax positions, for which management's assessment is that there is a more than 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subject to certain recognition and measurement criteria. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. The Company develops its cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment and assistance from professional advisors. The Company re-evaluates these uncertain tax positions on a quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

For the year ended December 31, 2020, the Company recorded $2.4 million of uncertain tax benefits which were generated in tax years ended December 31, 2019. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months, the Company is unable to estimate the amount of any such change.

The Company records penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. The Company has recorded no interest and penalties related to uncertain tax positions for the years ended December 31, 2020 in the accompanying consolidated balance sheet. Future changes in the Company’s unrecognized tax benefits will affect the Company’s annual effective tax rate.

15. Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (Wellcome Trust) for the research and development of small molecule compounds in connection with its oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology platform funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. Additional milestone payments up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single- digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon its payment to the SMA Foundation of an aggregate of $52.5 million.

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

Pursuant to the Agilis Merger Agreement with Agilis, Agilis equityholders were previously entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for Friedreich Ataxia and Angelman Syndrome during specified terms, ranging from 2%-6%. The Company was required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the applicable milestones have been achieved.

Pursuant to the terms of the Rights Exchange Agreement, the Participating Rightholders canceled and forfeited their rights under the Agilis Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the milestones are achieved.

The Rights Exchange Agreement has no effect on the Agilis Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightholders’ rights to receive $211.6 million, in the aggregate, of the milestone payments described above. As a result, all other rights and obligations under the Agilis Merger Agreement remain in effect pursuant to their terms, including the Company’s obligation to pay up to an aggregate maximum amount of $20.0 million upon the achievement of certain development milestones (representing the remaining portion of potential development milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement while excluding the remaining $2.4 million milestone payment that was due and paid upon the passing of the second anniversary of the closing of the Agilis Merger), up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones (representing the remaining portion of potential regulatory milestone

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement), up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Agilis Merger Agreement.

Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products.

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

The Company also has a Collaboration and License Agreement with Akcea Therapeutics, Inc. (“Akcea”) for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million. In 2019, a $6.0 million milestone was paid upon receipt of regulatory approval of Waylivra from the EMA and a $4.0 million milestone was paid upon regulatory approval of Tegsedi from ANVISA, the Brazilian health regulatory authority. In addition, Akcea is eligible to receive an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA. Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Akcea Collaboration and License Agreement.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

16. Geographic information

The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2020
	United States	Non-US	Total
Total assets	$2,073,404	$134,874	$2,208,278
Property and equipment, net	$32,352	$1,479	$33,831
Revenue	$186,396	$194,370	$380,766

	Year Ended December 31, 2019
	United States	Non-US	Total
Total assets	$1,508,055	$115,727	$1,623,782
Property and equipment, net	$19,656	$1,893	$21,549
Revenue	$116,676	$190,304	$306,980

17. 401(k) plan

The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided an 100%, 100% and 92% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2020, 2019 and 2018, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $5.3 million, $3.5 million, and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the twelve month periods ended December 31, 2020, 2019, and 2018, milestone payments of $40.9 million, $27.1 million, and $14.4 million were recorded, respectively. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of December 31, 2020, a milestone payable to Marathon of $14.2 million was recorded on the balance sheet within accounts payable and accrued expenses.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

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

For the twelve month periods ended December 31, 2020, 2019, and 2018, the Company recognized amortization expense of $36.9 million, $27.7 million, and $22.9 million respectively, related to the Emflaza rights, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Emflaza rights, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of December 31, 2020
2021	$42,341
2022	42,341
2023	42,341
2024	7,064
2025 and thereafter	4,741
Total	$138,828

The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2020 is 3.5 years.

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

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The value allocated to the indefinite lived intangible assets was $576.5 million. There have been no changes to the balance of the indefinite-lived intangibles since the Agilis Merger. The Company performed a qualitative annual impairment test for its indefinite-lived intangible assets as of October 1, 2020 and concluded that no impairment exists as of December 31, 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill, which included a measurement period adjustment of $18.0 million recorded during the three month period ended December 31, 2018. This adjustment was related to the finalization of the fair values assigned to the intangible assets and corresponding deferred tax liability, the contingent consideration, and the deferred consideration. Refer to Note 3 for further details. There have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of December 31, 2020 and 2019 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2020 and concluded that no impairment exists as of December 31, 2020.

Collaboration and Licensing Agreement

On August 1, 2018, the Company entered into a Collaboration and License Agreement with Akcea for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Pursuant to the agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million and a second payment of $6.0 million that was paid after Waylivra received regulatory approval from the EMA in May 2019. The Company evaluated the agreement under the guidance in ASC 730 and concluded that the acquired rights to commercialize the products had no alternative future use as of the date of the agreement. Accordingly, the $12.0 million was charged to research and development expense in the consolidated statements of operations for the twelve month period ended December 31, 2018. As denoted above, the $6.0 million milestone payment to Akcea upon regulatory approval of Waylivra from the EMA was recorded as an intangible asset in 2019 as the product was now approved and thus capable of providing future benefit.

19. Subsequent events

The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the audited consolidated financial statements or disclosures.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2020

(In thousands except share and per share amount)

20. Selected quarterly financial data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2020 and 2019 are as follows:

	For the quarters ending (1)
	March 31	June 30	September 30	December 31
2020:
Net product revenue	$68,196	$75,239	$82,708	$107,258
Collaboration revenue	63	—	35,000	7,516
Royalty revenue	—	—	696	4,090
Operating expenses	161,250	262,512	173,535	215,238
Loss income from operations	(92,991)	(187,273)	(55,131)	(96,374)
Net loss	(112,687)	(181,427)	(69,692)	(74,354)
Basic and diluted net loss per common share	$(1.81)	$(2.78)	$(1.03)	$(1.08)
2019:
Net product revenue	$53,054	$85,476	$71,369	$81,407
Collaboration revenue	529	46	47	15,052
Operating expenses	122,723	124,280	131,891	169,243
Loss from operations	(69,140)	(38,758)	(60,475)	(72,784)
Net loss	(72,113)	(41,789)	(59,997)	(77,677)
Basic and diluted net loss per common share	$(1.29)	$(0.75)	$(1.06)	$(1.37)
(1)	The amounts were computed independently for each quarter and the sum of the quarters may not total the annual amounts.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.   Executive Compensation

The information required by this item as set forth in under the captions “Executive Compensation”, “2020 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

●	Reports of independent registered public accounting firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
●	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
●	Notes to Consolidated Financial Statements

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description of Exhibit
2.1††

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

2.4*

Asset Purchase Agreement by and between PTC Therapeutics, Inc. and BioElectron Technology Corporation, dated October 1, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2019)

2.5*

Agreement and Plan of Merger, dated May 5, 2020, by and among PTC Therapeutics, Inc., Hydro Merger Sub, Inc., Censa Pharmaceuticals Inc. and, solely in its capacity as securityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 6, 2020)

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

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

10.1+	2009 Equity and Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

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

10.5+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

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

10.8+	2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.9+

Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit
10.10+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.11+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2021 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.12+

Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2021 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.13+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2021 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.14+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.15+

Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2021 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.16+

Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2021 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.17+

Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.18

Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.19†

License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.20†

Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.21†

Funding Agreement, dated as of December 21, 2011, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22+

Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit
10.23+

Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.24+

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

10.26†

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

10.27+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.28†

Collaborative Research Agreement, dated September 30, 2015, as amended, by and between National Taiwan University and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.29†

License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.30*	License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc.

10.31†

Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.32	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant on April 28, 2016)

10.33+	Employment Agreement, as amended, between the Registrant and Emily Hill (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.34*

Lease Agreement dated as of August 3, 2019, by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.35

Irrevocable Standby Letter of Credit, dated September 3, 2019, issued by HSBC Bank USA, N.A. in favor of Bristol-Myers Squibb Company for the Account of PTC Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

Exhibit Number	Description of Exhibit
10.36+	2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.37+

Form of Inducement Option Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.38+

Form of Inducement Restricted Stock Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.39+	Amendment No. 1 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-251878), of the Registrant)

10.40*

First Amendment to Lease Agreement dated as of October 7, 2019 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

10.41*

Second Amendment to Lease Agreement dated as of March 25, 2020 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 30, 2020)

10.42*

License Agreement dated as of February 8, 2016, as amended, by and between Shiratori Pharmaceutical Co. Ltd. and Censa Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.43*

Royalty Purchase Agreement, dated as of July 17, 2020, by and among PTC Therapeutics, Inc., RPI 2019 Intermediate Finance Trust, and, solely for the limited purposes set forth therein, Royalty Pharma PLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.44+	Employment Agreement, as amended, between the Registrant and Matthew Klein (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.45+	Employment Agreement, as amended, between the Registrant and Eric Pauwels (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.46*

Rights Exchange Agreement, by and among PTC Therapeutics, Inc., the Rightholders set forth therein, and, for the limited purposes set forth therein, Shareholder Representatives Services LLC, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 30, 2020)

10.47*

Collaborative Research Agreement Amendment 5, dated as of January 17, 2020 by and between National Taiwan University and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2020)

10.48*

Collaborative Research Agreement Amendment 6, dated as of May 30, 2020 by and between National Taiwan University and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2020)

10.49

At the Market Offering Sales Agreement, dated August 7, 2019, among PTC Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 7, 2019)

Exhibit Number	Description of Exhibit

10.50*	Collaborative Research Agreement Amendment 7, dated as of September 14, 2020 by and between National Taiwan University and PTC Therapeutics GT, Inc.

10.51*	Collaborative Research Agreement Amendment 8, dated as of December 5, 2020 by and between National Taiwan University and PTC Therapeutics GT, Inc.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)
††	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
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

PTC THERAPEUTICS, INC.

Date:	February 25, 2021	By:	/s/ STUART W. PELTZ
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

Dated:	February 25, 2021	By:	/s/ STUART W. PELTZ
Stuart W. Peltz
Chief Executive Officer and Director

Dated:	February 25, 2021	By:	/s/ EMILY HILL
Emily Hill
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 25, 2021	By:	/s/ CHRISTINE UTTER
Christine Utter
Chief Accounting Officer
(Principal Accounting Officer)

Dated:	February 25, 2021	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler
Director

Dated:	February 25, 2021	By:	/s/ ALLAN JACOBSON
Allan Jacobson
Director

Dated:	February 25, 2021	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey
Director

Dated:	February 25, 2021	By:	/s/ EMMA REEVE
Emma Reeve
Director

Dated:	February 25, 2021	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell
Director

Dated:	February 25, 2021	By:	/s/ GLENN D. STEELE
Glenn D. Steele
Director

Dated:	February 25, 2021	By:	/s/ DAWN SVORONOS
Dawn Svoronos
Director

Dated:	February 25, 2021	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis
Director