Form 10-Q
period 2021-06-30
PTC THERAPEUTICS, INC.
filed 2021-07-29
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 28, 2021, there were 70,604,925 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
●	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to our gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, or PTC-AADC, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	our ability to maintain our marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	our ability to fund and complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the EMA’s deadline;
●	the anticipated period of market exclusivity for Emflaza for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act;
●	our ability to utilize the dystrophin results from Study 045 and the totality of existing clinical and real-world data or data from Study 041 to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	our expectations with respect to the development, regulatory and commercial status of EvrysdiTM (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	the timing and scope of our commercialization of our products and product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs, or EAP programs, for our products on adequate terms, or at all;

●	our expectations and the potential financial impact and benefits related to our Collaboration and Licensing Agreement with Akcea Therapeutics, Inc., or Akcea, including with respect to the timing of regulatory approval of TegsediTM (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to contingent payments to Akcea based on the potential achievement of certain regulatory milestones and royalty payments by us to Akcea based on our potential achievement of certain net sales thresholds;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat, formerly known as PTC299, for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our product and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the potential impact that funding and completion of Study 041 may have on our revenue growth;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;

●	our ability to establish and grow our manufacturing capabilities for our gene therapy platform;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the indenture governing our 3.00% convertible senior notes due August 15, 2022 and under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$177,347	$208,812
Marketable securities	769,734	894,838
Trade receivables, net	78,801	69,929
Inventory, net	16,441	18,697
Prepaid expenses and other current assets	23,910	39,469
Total current assets	1,066,233	1,231,745
Fixed assets, net	42,910	33,831
Intangible assets, net	717,079	715,328
Goodwill	82,341	82,341
Operating lease ROU assets	80,694	84,410
Deposits and other assets	69,412	60,623
Total assets	$2,058,669	$2,208,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$235,921	$242,168
Deferred revenue	—	4,151
Operating lease liabilities- current	7,335	7,465
Finance lease liabilities- current	2,121	1,276
Liability for sale of future royalties- current	44,335	21,023
Other current liabilities	1,250	1,250
Total current liabilities	290,962	277,333
Long-term debt	430,496	309,145
Contingent consideration payable	241,200	240,400
Deferred tax liability	136,735	136,735
Operating lease liabilities- noncurrent	76,425	79,499
Finance lease liabilities- noncurrent	20,053	23,053
Liability for sale of future royalties- noncurrent	664,829	658,739
Other long-term liabilities	1,392	1,392
Total liabilities	1,862,092	1,726,296
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 70,559,330 shares at June 30, 2021. Authorized 125,000,000 shares; issued and outstanding 69,718,096 shares at December 31, 2020.	70	70
Additional paid-in capital	2,063,687	2,171,746
Accumulated other comprehensive loss	(46,087)	(60,957)
Accumulated deficit	(1,821,093)	(1,628,877)
Total stockholders’ equity	196,577	481,982
Total liabilities and stockholders’ equity	$2,058,669	$2,208,278

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenue	$103,113	75,239	$194,393	$143,435
Collaboration revenue	—	—	20,007	63
Royalty revenue	13,563	—	20,220	—
Total revenues	116,676	75,239	234,620	143,498
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	7,358	5,304	16,462	9,389
Amortization of acquired intangible assets	12,751	8,731	24,028	16,679
Research and development	125,482	176,525	259,995	266,632
Selling, general and administrative	68,878	53,659	129,973	111,869
Change in the fair value of deferred and contingent consideration	700	7,680	800	8,580
Settlement of deferred and contingent consideration	—	10,613	—	10,613
Total operating expenses	215,169	262,512	431,258	423,762
Loss from operations	(98,493)	(187,273)	(196,638)	(280,264)
Interest expense, net	(22,559)	(5,379)	(41,718)	(11,021)
Other income (expense), net	3,170	11,309	(7,716)	(2,523)
Loss before income tax expense	(117,882)	(181,343)	(246,072)	(293,808)
Income tax expense	(488)	(84)	(940)	(306)
Net loss attributable to common stockholders	$(118,370)	$(181,427)	$(247,012)	$(294,114)
Weighted-average shares outstanding:
Basic and diluted (in shares)	70,414,632	65,150,780	70,302,241	63,769,958
Net loss per share—basic and diluted (in dollars per share)	$(1.68)	$(2.78)	$(3.51)	$(4.61)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(118,370)	$(181,427)	$(247,012)	$(294,114)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	(75)	2,718	(1,369)	2,655
Foreign currency translation (loss) gain, net of tax of $0	(7,269)	(10,749)	16,239	(2,087)
Comprehensive loss	$(125,714)	$(189,458)	$(232,142)	$(293,546)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2021	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance, March 31, 2021	70,405,905	$70	$2,033,972	$(38,743)	$(1,702,723)	$292,576
Exercise of options	60,159	—	1,389	—	—	1,389
Restricted stock vesting and issuance, net	20,145	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	73,121	—	2,627	—	—	2,627
Share-based compensation expense	—	—	25,699	—	—	25,699
Net loss	—	—	—	—	(118,370)	(118,370)
Comprehensive loss	—	—	—	(7,344)	—	(7,344)
Balance, June 30, 2021	70,559,330	$70	$2,063,687	$(46,087)	$(1,821,093)	$196,577

				Accumulated
			Additional	other		Total
Three months ended June 30, 2020	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance, March 31, 2020	62,758,520	$62	$1,834,061	$(1,985)	$(1,303,404)	$528,734
Issuance of common stock related to equity offering	106,309	—	5,447	—	—	5,447
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525	—	—	150,528
Exercise of options	654,604	1	15,057	—	—	15,058
Restricted stock vesting and issuance, net	(3,985)	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	58,691	—	2,406	—	—	2,406
Share-based compensation expense	—	—	16,910	—	—	16,910
Net loss	—	—	—	—	(181,427)	(181,427)
Comprehensive loss	—	—	—	(8,031)	—	(8,031)
Balance, June 30, 2020	67,240,679	$67	$2,067,274	$(10,016)	$(1,484,831)	$572,494

				Accumulated
			Additional	other		Total
Six months ended June 30, 2021	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance, December 31, 2020	69,718,096	$70	$2,171,746	$(60,957)	$(1,628,877)	$481,982
Exercise of options	475,942	—	13,144	—	—	13,144
Restricted stock vesting and issuance, net	292,171	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	73,121	—	2,627	—	—	2,627
Share-based compensation expense	—	—	51,406	—	—	51,406
Adjustment for the adoption of ASU 2020-06	—	—	(175,236)	—	54,796	(120,440)
Net loss	—	—	—	—	(247,012)	(247,012)
Comprehensive income	—	—	—	14,870	—	14,870
Balance, June 30, 2021	70,559,330	$70	$2,063,687	$(46,087)	$(1,821,093)	$196,577

				Accumulated
			Additional	other		Total
Six months ended June 30, 2020	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance, December 31, 2019	61,935,870	$62	$1,795,351	$(10,584)	$(1,190,499)	$594,330
Issuance of common stock related to equity offering	368,514	—	18,950	—	—	18,950
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525	—	—	150,528
Exercise of options	1,034,288	1	25,044	—	—	25,045
Restricted stock vesting and issuance, net	176,776	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	58,691	—	2,406	—	—	2,406
Share-based compensation expense	—	—	32,130	—	—	32,130
Other	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	(294,114)	(294,114)
Comprehensive income	—	—	—	568	—	568
Balance, June 30, 2020	67,240,679	$67	$2,067,274	$(10,016)	$(1,484,831)	$572,494

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(247,012)	(294,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,573	19,445
Non-cash operating lease expense	3,666	2,401
Non-cash finance lease amortization expense	—	41,212
Non-cash royalty revenue related to sale of future royalties	(8,681)	—
Non-cash interest expense on liability related to sale of future royalties	38,083	—
Change in valuation of deferred and contingent consideration	800	8,580
Settlement of deferred and contingent consideration	—	10,613
Non-cash stock consideration, acquisition	—	42,869
Unrealized (gain) loss on ClearPoint Equity Investments	(4,110)	1,600
Unrealized (gain) loss on ClearPoint convertible debt security	(4,326)	749
Unrealized gain on marketable securities- equity investments	(694)	—
Non-cash interest expense	—	10,993
Loss on disposal of asset	—	26
Amortization of premiums (discounts) on investments, net	2,644	(635)
Amortization of debt issuance costs	911	510
Share-based compensation expense	51,406	32,130
Unrealized foreign currency transaction losses (gains), net	15,983	(3,248)
Changes in operating assets and liabilities:
Inventory, net	1,906	943
Prepaid expenses and other current assets	15,649	(16,569)
Trade receivables, net	(9,420)	1,860
Deposits and other assets	(289)	(175)
Accounts payable and accrued expenses	(9,223)	(7,497)
Other liabilities	(3,083)	(4,132)
Deferred revenue	(4,085)	(3,925)
Net cash used in operating activities	$(131,302)	$(156,364)
Cash flows from investing activities
Purchases of fixed assets	$(13,643)	(8,183)
Purchase of convertible debt security	—	(10,000)
Purchases of marketable securities- available for sale	(192,931)	(367,102)
Purchases of marketable securities- equity investments	(200,000)	—
Sale and redemption of marketable securities- available for sale	514,716	428,490
Acquisition of product rights and licenses	(21,838)	(2,422)
Purchase of equity investment in ClearPoint	(100)	—
Net cash provided by (used in) investing activities	$86,204	$40,783
Cash flows from financing activities
Proceeds from exercise of options	13,144	25,045
Net proceeds from public offerings	—	18,950
Repayment of senior secured term loan	—	(10,000)
Payments on deferred consideration obligation	—	(35,829)
Proceeds from employee stock purchase plan	2,627	2,406
Payment of finance lease principal	(2,224)	(15,000)
Net cash provided by financing activities	$13,547	$(14,428)
Effect of exchange rate changes on cash	86	442
Net decrease in cash and cash equivalents	(31,465)	(129,567)
Cash and cash equivalents, and restricted cash beginning of period	216,312	295,528
Cash and cash equivalents, and restricted cash end of period	$184,847	$165,961
Supplemental disclosure of cash information
Cash paid for interest	$5,182	5,286
Cash paid for income taxes	4,127	1,140
Supplemental disclosure of non-cash investing and financing activity
Unrealized (loss) gain on marketable securities, net of tax	$(1,369)	2,655
Right-of-use assets obtained in exchange for operating lease obligations	13	18,117
Right-of-use assets obtained in exchange for finance lease obligations	—	41,212
Acquisition of product rights and licenses	18,369	12,186
Issuance of common stock related to rights exchange	—	150,528

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

The Company holds the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Akcea Collaboration and License Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”). Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). While the Company is in the process of initiating its commercial launch for Tegsedi for the treatment of hATTR amyloidosis in Latin America, it continues to make Tegsedi available in certain countries within Latin America and the Caribbean through early access programs. Waylivra has received marketing authorization in the EU for the treatment of familial chylomicronemia syndrome (“FCS”). The Company filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to further potential delays in the review process related to the COVID-19 pandemic, expects a regulatory decision on approval from ANVISA in the fourth quarter of 2021.

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi™ (risdiplam), which was approved by the United States Food and Drug Administration (“FDA”) in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company announced preliminary results from its ongoing Phase 1 study of PTC518 in healthy volunteers in April 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid levels and that PTC518 was well tolerated with no safety-related findings. The Company expects to announce results from additional cohorts for this Phase 1 study in the third quarter of 2021 and is planning to initiate a Phase 2 study of PTC518 by the end of 2021.

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In January 2020, the Company submitted an MAA to the European Medicines Agency

(“EMA”) for PTC-AADC for the treatment of AADC deficiency in the EEA, and the Company expects an opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in the fourth quarter of 2021. The Company is also preparing a biologics license application (“BLA”) for PTC-AADC for the treatment of AADC deficiency in the United States and expects to submit a BLA to the FDA by the end of 2021.

The Company’s Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s Bio-e platform are vatiquinone and PTC857. The Company initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020 and anticipates data from this trial to be available in the third quarter of 2022.  The Company also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipates data from this trial to be available in 2023. In the second quarter of 2020, the Company initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. This Phase 1 trial was recently completed and PTC857 was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. The Company expects to initiate a Phase 2 trial of PTC857 for amyotrophic lateral sclerosis in the first quarter of 2022.

On May 29, 2020, the Company completed its acquisition of Censa Pharmaceuticals, Inc. (“Censa”) pursuant to an Agreement and Plan of Merger, dated as of May 5, 2020 (the "Censa Merger Agreement"), by and among the Company, Hydro Merger Sub, Inc., the Company’s wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC (the "Censa Merger"). The transaction was accounted for as an asset acquisition. In connection with the Censa Merger, the Company acquired PTC923, an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. The Company expects to initiate a registration-directed Phase 3 trial for PTC923 for phenylketonuria (“PKU”) in the third quarter of 2021.

In June 2020, the Company initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat, formerly known as PTC299, a dihydroorotate dehydrogenase inhibitor that the Company has also been developing in oncological indications, in patients hospitalized with COVID-19. The Company expects this trial to be completed by the end of 2021.

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

The marketing authorization in the EEA was last renewed in June 2021 and is effective, unless extended, through August 5, 2022. The renewal was based on the Company’s commitment to conduct Study 041 and the totality of the clinical data available from its trials and studies of Translarna for the treatment of nmDMD, including the safety and efficacy results of the Phase 2b and Phase 3 clinical trials. The primary efficacy endpoint was not achieved in either trial within the pre-specified level of statistical significance.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application (“NDA”) over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied the Company’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. While the Company plans to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data, there is substantial risk that the FDA will determine that the results from the Company’s clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. The Company also expects to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, the Company expects to re-submit the NDA at that time.

As of June 30, 2021, the Company had an accumulated deficit of approximately $1,821.1 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 and in August 2015 of 3.00% convertible senior notes due 2022 (collectively, the “Convertible Notes”) (see Note 9), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, "at the market offerings" of its common stock, its initial public offering of common stock in June 2013, proceeds from a Royalty Purchase Agreement dated as of July 17, 2020, by and among the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, solely for the limited purposes set forth therein, Royalty Pharma PLC (the “Royalty Purchase Agreement”) (see Note 2), private placements of its convertible preferred stock, collaborations, bank and institutional lender debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, or notes to the consolidated financial statements.  These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2020 and notes thereto included in the 2020 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$177,347	$208,812
Restricted cash included in deposits and other assets	7,500	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$184,847	$216,312

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three month and six month periods ended June 30, 2021, no allowance was recorded for credit losses.

Marketable securities that are equity investments are measured at fair value, as it is readily available, and as such are classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are components of other income (expense), net within the consolidated statement of operations.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2021	December 31, 2020
Raw materials	$687	$824
Work in progress	8,840	8,745
Finished goods	6,914	9,128
Total inventory	$16,441	$18,697

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three month period ended June 30, 2021 the Company recorded a $0.3 million inventory write down, primarily related to product approaching expiration. For the three month period ended June 30, 2020, inventory write downs were immaterial. For the six month periods ended June 30, 2021 and 2020, the Company recorded a $1.7 million and $0.2 million inventory write down, respectively, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and six month periods ended June 30, 2021 and 2020, these amounts were immaterial.

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

The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended June 30, 2021 and 2020, net product sales outside of the United States were $54.0 million and $39.0 million, respectively, and net product sales in the United States were $49.1 million and $36.2 million, respectively. For the six months ended June 30, 2021 and 2020, net product sales outside of the United States were $101.7 million and $79.8 million, respectively, and net product sales in the United States were $92.7 million and $63.6 million, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the six months ended June 30, 2021 and 2020, the Company recognized $20.0 million and $0.1 million of collaboration revenue, respectively, related to the SMA License Agreement with Roche. The first commercial sale of Evrysdi in the European Union was made in March 2021. This event triggered a $20.0 million milestone payment to the Company from Roche. No milestones were triggered in the three months ended June 30, 2021.

For the three and six months ended June 30, 2021, the Company has recognized $13.6 million and $20.2 million of royalty revenue, respectively, related to Evrysdi. No royalty revenue related to Evrysdi was recognized in the three and six months ended June 30, 2020.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three month periods ended June 30, 2021 and 2020, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.1 million as of June 30, 2021 and $0.1 million as of December 31, 2020. Bad debt expense was immaterial for the three and six month periods ended June 30, 2021 and 2020.

Liability for sale of future royalties

On July 17, 2020, the Company entered into the Royalty Purchase Agreement.  Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement, which milestone payments equal $335.0 million in the aggregate as of June 30, 2021. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from the pandemic caused by a strain of novel coronavirus, COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of tax deductibility for net interest expense, immediate refund of alternative minimum tax (“AMT”) credit carryovers as well as a technical correction to the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act") for qualified improvement property. On December 27, 2020, additional COVID-19 relief provisions included in the Consolidated Appropriations Act, 2021, were signed into law. The new relief provisions include multiple measures and expands many of the provisions already put into place under the CARES Act. As of June 30, 2021, the Company expects that these provisions will not have a material impact on the Company’s financial statements. Tax provisions of the CARES Act also include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The relief for retaining employees was not material to the financial statements and the deferral of certain payroll taxes amounted to $2.5 million as of June 30, 2021, which is accrued in other current liabilities and other long-term liabilities on the consolidated balance sheets.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2021.

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

3.        Leases

The Company leases office space in South Plainfield, New Jersey for its principal office under three noncancelable operating leases through May 2022 and August 2024, in addition to office and laboratory space in Bridgewater, New Jersey and office space in various countries for international employees primarily through workspace providers.

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

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The agreement will expire on December 31, 2032 unless the Company terminates it with 24 months prior written notice to MassBio. Pursuant to the terms of the agreement, MassBio agreed to provide the Company with four dedicated rooms for its gene therapy AADC program. The Company concluded that the agreement contains an embedded lease as the Company controls the use of the four dedicated rooms and the equipment therein. As the present value of the facilities exceeds the assessed fair value, the Company determined that it is a finance lease. Given that the embedded finance lease is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730 and accordingly, expensed the present value of all guaranteed future cash payments of $41.4 million during the twelve month period ending December 31, 2020. Additionally, during the three and six month periods ending June 30, 2021, the Company recorded finance lease costs of $0.4 million and $0.8 million related to interest on the lease liability, respectively; no finance lease interest costs were recorded in the three and six month periods ending June 30, 2020.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.5 years to 14 years and certain of the leases include renewal options to extend the lease for up to 10 years. Rent expense was $5.2 million and $2.6 million for the three month periods ended June 30, 2021 and 2020, respectively, and $10.6 million and $5.0 million for the six month periods ended June 30, 2021 and 2020, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Lease Cost
Fixed lease cost	$4,115	$1,970	$8,219	$4,089
Variable lease cost	993	507	2,087	734
Short-term lease cost	119	88	283	165
Total operating lease cost	$5,227	$2,565	$10,589	$4,988

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating lease ROU asset	$80,694	$84,410

Operating lease liabilities- current	$7,335	$7,465
Operating lease liabilities- noncurrent	76,425	79,499
Total operating lease liability	$83,760	$86,964

	June 30, 2021	December 31, 2020
Finance lease liabilities- current	$2,121	$1,276
Finance lease liabilities- noncurrent	20,053	23,053
Total finance lease liability	$22,174	$24,329

The Company did not enter into any new leases during the six month period ended June 30, 2021. The decrease in the operating lease ROU asset primarily resulted from amortization of existing leases, along with the termination of several car and furniture leases during the six month period ended June 30, 2021.

Supplemental lease term and discount rate information related to leases was as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease terms - operating leases (years)	11.19	11.49
Weighted-average discount rate - operating leases	8.90%	8.86%
Weighted-average remaining lease terms - finance lease (years)	11.50	12.00
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,816	$3,414
Financing cash flows from finance lease	2,224	15,000
Operating cash flows from finance leases	776	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13	$18,117
Finance lease	—	41,212

Future minimum lease payments under non-cancelable leases as of June 30, 2021 were as follows:

	Operating Leases	Finance Lease
2021 (excludes the six months ended June 30, 2021)	$6,892	$—
2022	13,314	3,000
2023	12,862	3,000
2024	12,161	3,000
2025 and thereafter	92,003	24,000
Total lease payments	137,232	33,000
Less: Imputed Interest expense	53,472	10,826
Total	$83,760	$22,174

In conjunction with the Asset Purchase Agreement by and between the Company and BioElectron Technology Corporation, dated October 1, 2019 (the “Asset Acquisition Agreement”), the Company acquired BioElectron’s lease in Mountainview, California. As substantially all of the fair value of the gross assets acquired was related to vatiquinone, the relative fair value allocated to the right of use asset and corresponding lease liability for the Mountainview lease was determined to be immaterial, and accordingly is not included in the tables above. The future minimum lease payments for the Mountainview lease as of June 30, 2021 are $0.9 million, and $1.4 million for the remainder of 2021 and for 2022, respectively, and $0 thereafter.

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

In May 2019, the Company purchased $4.0 million of shares of ClearPoint Neuro, Inc.’s ("ClearPoint"), formerly known as MRI Interventions, Inc., common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with ClearPoint, a publicly traded medical device company. In February 2021, the Company purchased $0.1 million of shares of ClearPoint’s common stock, at a purchase price of $23.50 per share, in connection with ClearPoint’s underwritten public offering of common stock. The Company determined that the May 2019 and February 2021 ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of deposits and other assets on the consolidated balance sheet. During the three and six month periods ended June 30, 2021, the Company recorded an unrealized loss of $2.7 million and an unrealized gain of $4.1 million on the ClearPoint Equity Investments, respectively. During the three and six month periods ended June 30, 2020, the Company recorded an unrealized losses of $0.1 million and $1.6 million, respectively. These unrealized gains and losses are components of other income (expense), net within the consolidated statement of operations. The fair value of the ClearPoint Equity Investments was $24.7 million and $20.5 million as of June 30, 2021 and December 31, 2020, respectively. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the three and six month periods ended June 30, 2021, the Company recorded an unrealized loss of $3.5 million and an unrealized gain of $4.3 million, respectively.  During the three and six month periods ended June 30, 2020, the Company recorded an unrealized gain of $2.1 million and an unrealized loss of $0.7 million, respectively. These unrealized gains and losses are components of other income (expense), net within the consolidated statement of operations. The fair value of the convertible debt security was $33.6 million and $29.3 million as of June 30, 2021 and December 31, 2020, respectively. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the ClearPoint Equity Investments and the convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.

In February 2021, the Company invested $200.0 million in two mutual funds which are classified as marketable securities on the Company’s consolidated balance sheets. These equity investments are reported at fair value, as it is readily available, and as such are classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are included as components of other income (expense), net within the consolidated statement of operations. For the three and six month periods ended June 30, 2021, the Company had $1.0 million and $0.7 million unrealized net gains relating to the equity investments still held at the reporting date, respectively.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$569,040	$—	$569,040	$—
Marketable securities - equity investments	$200,694	$200,694	$—	$—
ClearPoint Equity Investments	$24,713	$24,713	$—	$—
ClearPoint convertible debt security	$33,578	$—	$33,578	$—
Contingent consideration payable- development and regulatory milestones	$139,600	$—	$—	$139,600
Contingent consideration payable- net sales milestones and royalties	$101,600	$—	$—	$101,600

	December 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$894,838	$—	$894,838	$—
ClearPoint Equity Investments	$20,503	$20,503	$—	$—
ClearPoint convertible debt security	$29,252	$—	$29,252	$—
Contingent consideration payable- development and regulatory milestones	$139,200	$—	$—	$139,200
Contingent consideration payable- net sales milestones and royalties	$101,200	$—	$—	$101,200

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended June 30, 2021 and December 31, 2020.

The following is a summary of marketable securities accounted for as available for sale debt securities at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$190,225	$37	$(1)	$190,261
Corporate debt securities	312,721	447	(48)	313,120
Asset-backed securities	22,134	68	—	22,202
Government obligations	43,429	29	(1)	43,457
Total	$568,509	$581	$(50)	$569,040

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$276,855	$19	$(37)	$276,837
Corporate debt securities	474,030	1,658	(29)	475,659
Asset-backed securities	28,681	210	(3)	28,888
Government obligations	113,372	88	(6)	113,454
Total	$892,938	$1,975	$(75)	$894,838

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and six month periods ended June 30, 2021, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and six month periods ended June 30, 2021 and 2020, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

For the three and six month periods ended June 30, 2021, the Company had $0.0 million and $0.7 million realized gains from the sale of available for sale debt securities, respectively. For the three and six month periods ended June 30, 2020, the Company had $0.2 million realized gain from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2021 are as follows:

	June 30, 2021
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	7,991	—	—	(1)	7,991
Corporate debt securities	(48)	80,058	—	—	(48)	80,058
Asset-backed securities	—	—	—	—	—	—
Government obligations	(1)	29,846	—	—	(1)	29,846
Total	$(50)	$117,895	$—	$—	$(50)	$117,895

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	December 31, 2020
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(37)	129,630	—	—	(37)	129,630
Corporate debt securities	(29)	102,426	—	—	(29)	102,426
Asset-backed securities	(3)	1,830	—	—	(3)	1,830
Government obligations	(6)	27,084	—	—	(6)	27,084
Total	$(75)	$260,970	$—	$—	$(75)	$260,970

Available for sale debt securities at June 30, 2021 and December 31, 2020 mature as follows:

	June 30, 2021
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$190,261	$—
Corporate debt securities	176,566	136,554
Asset-backed securities	9,720	12,482
Government obligations	34,006	9,451
Total	$410,553	$158,487

	December 31, 2020
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$276,837	$—
Corporate debt securities	240,139	235,520
Asset-backed securities	6,363	22,525
Government obligations	65,524	47,930
Total	$588,863	$305,975

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In August 2015, the Company issued $150.0 million of 3.00% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 9. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2022 Convertible Notes at June 30, 2021 and December 31, 2020 was $160.6 million and $193.2 million, respectively. The estimated fair value of the 2026 Convertible Notes at June 30, 2021 and December 31, 2020 was $312.0 million and $394.9 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of deferred and contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. At June 30, 2021, the weighted average discount rate for the development and regulatory milestones was 3.2% and the weighted average probability of success was 42%. The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. At June 30, 2021, the weighted average discount rate for the net sales milestones and royalties was 12.0% and the weighted average probability of success for the net sales milestones was 48%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the periods ended June 30, 2021 and June 30, 2020:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2020	$139,200	$101,200
Additions	—	—
Change in fair value	400	400
Payments	—	—
Ending balance as of June 30, 2021	$139,600	$101,600

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2019	$290,500	$65,800
Additions	—	—
Change in fair value	(15,220)	23,800
Payments	—	—
Rights Exchange settlement	(139,180)	—
Ending balance as of June 30, 2020	$136,100	$89,600

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,600	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 1.5% - 4.7% 2021 - 2028
Contingent considerable payable- net sales milestones and royalties	$101,600	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 12.0% 2022 - 2040

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,200	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 2.2% - 4.5% 2021 - 2028
Contingent considerable payable- net sales milestones and royalties	$101,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 11.5% 2022 - 2040

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
Employee compensation, benefits, and related accruals	$31,595	$53,291
Income tax payable	618	4,315
Consulting and contracted research	25,848	18,250
Professional fees	4,975	3,614
Sales allowance	59,431	54,327
Sales rebates	58,351	63,774
Royalties	27,457	16,575
Accounts payable	20,820	18,665
Other	6,826	9,357
Total	$235,921	$242,168

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three and six month periods ending June 30, 2020, the Company issued and sold an aggregate of 106,309 and 368,514 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.08 and $52.89 per share, respectively. During the three and six month periods ending June 30, 2020, the Company received net proceeds of $5.4 million and $19.0 million, respectively, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. No shares were sold during the three and six month periods ending June 30, 2021. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of June 30, 2021.

In June 2021, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, which increased the number of authorized shares of the Company’s common stock from 125,000,000 to 250,000,000 shares.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Numerator
Net loss	$(118,370)		$(181,427)		$(247,012)		$(294,114)
Denominator
Denominator for basic and diluted net loss per share	70,414,632		65,150,780		70,302,241		63,769,958
Net loss per share:
Basic and diluted	$(1.68)	*	$(2.78)	*	$(3.51)	*	$(4.61)	*

*     In the three and six months ended June 30, 2021 and 2020, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2021	2020
Stock Options	11,031,460	11,954,684
Unvested restricted stock awards and units	1,532,430	936,922
Total	12,563,890	12,891,606

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of June 30, 2021, awards for 849,277 shares of common stock are available for issuance under the 2013 Long Term Incentive Plan.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. As of June 30, 2021, awards for 960,033 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

From January 1, 2021 through June 30, 2021, the Company issued a total of 2,282,914 stock options to various employees. Of those, 206,025 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2020	9,663,677	$38.72
Granted	2,282,914	63.38
Exercised	(475,942)	27.66
Forfeited/Cancelled	(439,189)	53.85
Outstanding at June 30, 2021	11,031,460	$43.70	7.34	years	$64,268
Vested or Expected to vest at June 30, 2021	5,192,055	$49.23	8.62	years	$16,236
Exercisable at June 30, 2021	5,255,302	$37.17	5.89	years	$47,129

The fair value of grants made in the six months ended June 30, 2021 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended
June 30, 2021
Risk-free interest rate	0.51% - 0.96%
Expected volatility	85.94% - 88.61%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six month period ended June 30, 2021 was $44.66 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards and restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2021 through June 30, 2021, the Company issued a total of 951,558 restricted stock units to various employees. Of those, 68,540 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2020	982,058	$41.78
Granted	951,558	64.21
Vested	(319,127)	35.21
Forfeited	(82,059)	57.75
Unvested at June 30, 2021	1,532,430	$56.23

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and six month periods ended June 30, 2021, the Company recorded $0.7 million and $1.2 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$13,443	$8,562	$27,168	$16,741
Selling, general and administrative	12,256	8,348	24,238	15,389
Total	$25,699	$16,910	$51,406	$32,130

As of June 30, 2021, there was approximately $252.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013 Long Term Incentive Plan and equity awards made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.88 years.

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the six month period ended June 30, 2021:

Six Months Ended June 30,
Liability for sale of future royalties- (current and noncurrent)	2021
Beginning balance as of December 31, 2020	$679,762
Less: Non-cash royalty revenue payable to RPI	(8,681)
Plus: Non-cash interest expense recognized	38,083
Ending balance	$709,164
Effective interest rate as of June 30 , 2021	11.5%

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

The 2026 Convertible Notes consist of the following:

Liability component	June 30, 2021	December 31, 2020
Principal	$287,500	$287,500
Less: Debt issuance costs	(6,179)	(4,058)
Less: Debt discount, net(1)	—	(106,065)
Net carrying amount	$281,321	$177,377
(1)	Included in the consolidated balance sheets within convertible senior notes (due 2026) and amortized to interest expense over the remaining life of the 2026 Convertible Notes using the effective interest rate method.

As of June 30, 2021, the remaining contractual life of the 2026 Convertible Notes is approximately 5.2 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,066	$1,066	$2,135	$2,142
Amortization of debt issuance costs	279	124	556	248
Amortization of debt discount	—	3,239	—	6,473
Total	$1,345	$4,429	$2,691	$8,863
Effective interest rate of the liability component	1.9%	10.2%	1.9%	10.2%

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

The 2022 Convertible Notes consist of the following:

Liability component	June 30, 2021	December 31, 2020
Principal	$150,000	$150,000
Less: Debt issuance costs	(825)	(865)
Less: Debt discount, net (1)	—	(17,372)
Net carrying amount	$149,175	$131,763
(1)	Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Convertible Notes using the effective interest rate method.

As of June 30, 2021, the remaining contractual life of the 2022 Convertible Notes is approximately 1.1 years.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,131	$1,125	$2,241	$2,244
Amortization of debt issuance costs	180	114	355	225
Amortization of debt discount	—	2,295	—	4,520
Total	$1,311	$3,534	$2,596	$6,989
Effective interest rate of the liability component	3.5%	11.0%	3.5%	11.0%

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

During the three months ended June 30, 2021 and 2020, net product sales in the United States were $49.1 million and $36.2 million, respectively, consisting solely of Emflaza, and net product sales not in the United States were $54.0 million and $39.0 million, respectively, consisting of Translarna, Tegsedi, and Waylivra. For the three months ended June 30, 2021 and 2020, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company’s net product sales.

During the six months ended June 30, 2021 and 2020, net product sales in the United States were $92.7 million and $63.6 million, respectively, consisting solely of Emflaza, and net product sales not in the United States were $101.7 million and $79.8 million, respectively, consisting of Translarna, Tegsedi, and Waylivra. For the six months ended June 30, 2021 and 2020, the Company had a total of two and three distributors, respectively, that each accounted for over 10% of the Company's net product sales.

As of June 30, 2021, the Company does not have a contract liabilities balance. As of December 31, 2020, the Company’s contract liabilities balance was $4.2 million. The Company did not have any contract assets as of June 30, 2021 and as of December 31, 2020. During the three and six month periods ended June 30, 2021, the Company recognized $1.9 million and $4.0 million of revenue, respectively, related to the amounts included in the contract liability balance at the beginning of the period. During the three and six month periods ended June 30, 2020, the Company recognized $2.0 million and $4.0 million of revenue, respectively, related to the amounts included in the contract liability balance at the beginning of the period.  The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six month periods ending June 30, 2021 and 2020.

Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of June 30, 2021 the Company does not have any remaining performance obligations relating to Translarna net product revenue. As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations relating to Translarna net product revenue was $4.2 million.

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

The SMA program currently has one approved product, Evrysdi™ (risdiplam), which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older.  As of June 30, 2021, the remaining potential research and development event milestones that can be received is $10.0 million, which will be achieved upon the first commercial sale in Japan, and the remaining potential sales milestones that can be received is $325.0 million.

For the three months ended June 30, 2021 and 2020, the Company did not recognize collaboration revenue related to the SMA License Agreement. For the six months ended June 30, 2021 and 2020, the Company recognized collaboration revenue related to the SMA License Agreement of $20.0 million and $0.1 million, respectively. The first commercial sale of Evrysdi in the European Union was made in March 2021. This event triggered a $20.0 million milestone payment to the Company from Roche, which was recognized in the six months ended June 30, 2021. No milestones were triggered in the six months ended June 30, 2020.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and six months ended June 30, 2021, the Company has recognized $13.6 million and $20.2 million of royalty revenue related to Evrysdi, respectively. No royalty revenue related to Evrysdi was recognized in the three and six months ended June 30, 2020.

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

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increases the cost basis for the Emflaza rights intangible asset. For the three months ended June 30, 2021 and 2020, milestone payments of $17.1 million and $12.2 million were recorded, respectively. For the six months ended June 30, 2021 and 2020, milestone payments of $26.0 million and $15.0 million were recorded, respectively. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of June 30, 2021, a milestone payable to Marathon of $18.4 million was recorded on the balance sheet within accounts payable and accrued expenses.

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

For the three months ended June 30, 2021 and 2020, the Company recognized amortization expense of $12.8 million and $8.7 million, respectively, related to the Emflaza rights, Waylivra, and Tegsedi intangible assets. For the six months ended June 30, 2021 and 2020, the Company recognized amortization expense of $24.0 million and $16.7 million, respectively, related to the Emflaza rights, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Emflaza rights, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of June 30, 2021
2021	$25,496
2022	50,992
2023	50,992
2024	8,482
2025 and thereafter	4,617
Total	$140,579

The weighted average remaining amortization period of the definite-lived intangibles as of June 30, 2021 is 2.9 years.

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

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There were no changes to the recorded value of goodwill for the three and six month periods ended June 30, 2021.

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

Corporate Updates

COVID-19 Impact

The global pandemic caused by a strain of novel coronavirus, COVID-19, has impacted and is continuing to impact the timing of certain of our clinical trials and regulatory submissions as well as other aspects of our business operations. In addition to our previous disclosures regarding the impact of the COVID-19 pandemic, such as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the period ended March 31, 2021, the following expectations have been revised as a result of the impact or expected impact of the COVID-19 pandemic:

●	As previously disclosed, due to delays related to responsive measures to the COVID-19 pandemic taken in Europe, including travel bans and quarantines, the Committee for Medicinal Products for Human Use, or CHMP requires additional time to complete its pre-approval inspections and is continuing to impose a clock stop extension with respect to our marketing authorization application, or MAA, for PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency in the European Economic Area, or EEA. We now expect an opinion from the CHMP in the fourth quarter of 2021.
●	As previously disclosed, in response to discussions with the United States Food and Drug Administration, or FDA, we intend to provide additional information concerning the use of the commercial cannula for PTC-AADC in young patients. However, due to hospitals generally canceling elective surgeries in response to the COVID-19 pandemic and other ongoing administrative delays resulting from the COVID-19 pandemic, we have been delayed in our ability to gather such information. We expect to submit a BLA to the FDA for PTC-AADC for the treatment of AADC deficiency in the United States by the end of 2021.
●	As a result of the COVID-19 pandemic, ANVISA, the Brazilian health regulatory authority, is experiencing a significant backlog in reviewing marketing authorization applications. We now expect a regulatory decision on approval from ANVISA for our marketing authorization application for Waylivra for the treatment of familial chylomicronemia syndrome, or FCS, in the fourth quarter of 2021, subject to further potential delays related to the COVID-19 pandemic.

●	As a result of the COVID-19 pandemic, the Brazilian Ministry of Health is continuing to experience significant delays processing centralized group purchase orders. Almost all of our product revenue for Translarna in Brazil is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.
●	As of the date of this Report on Form 10-Q, except as otherwise disclosed with respect to Translarna product revenue in Brazil, our ability to generate revenue has not been significantly affected by the COVID-19 pandemic. However, due to travel restrictions, social distancing and the continued global uncertainty resulting from the COVID-19 pandemic, we may have difficulty identifying and accessing new patients, supporting existing patients and meeting with regulatory authorities or other governmental entities, which may negatively affect our future revenue. We continue to support our existing patient base and remotely connect with them, as necessary. We have not encountered any material issues in supplying those patients.
●	As previously disclosed, in response to the global uncertainty caused by the COVID-19 pandemic, we are continuing to prioritize our expenses where we deem appropriate and strategically positioning our capital allocation.

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

EvrysdiTM (risdiplam) Approved in Japan

In June 2021, the Japanese Ministry of Health, Labor and Welfare approved Evrysdi for the treatment of spinal muscular atrophy, or SMA, in Japan. The first commercial sale of Evrysdi in Japan will trigger a $10.0 million milestone payment to us from F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., or, together with F. Hoffman-La Roche Ltd, Roche, pursuant to the License and Collaboration Agreement, or the SMA License Agreement, dated as of November 23, 2011, by and among us, Roche and, for the limited purposes set forth therein, the Spinal Muscular Atrophy Foundation, or the SMA Foundation, under our SMA program.

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza™ (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the EEA for the treatment of nmDMD in ambulatory patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients aged five years and older. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. During the quarter ended June 30, 2021, we recognized $52.6 million in net sales from Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended June 30, 2021, we recognized $49.1 million in net sales from Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2021, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2022. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. The final report on the trial and open-label extension is to be submitted by us to the EMA by the end of the third quarter of 2022.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. While we plan to discuss the Study 045 dystrophin results and the totality of existing clinical and real-world data with the FDA to determine if there is a potential path to approval based on these results and data, there is substantial risk that the FDA will determine that the results from our clinical trials and existing real-world data are not sufficient to support a marketing approval for Translarna for the treatment of nmDMD in the United States. We also expect to have data for Study 041 in the third quarter of 2022, and subject to a positive outcome in that study, we expect to re-submit the NDA at that time.

Tegsedi™ (inotersen) and Waylivra™ (volanesorsen)

We hold the rights for the commercialization of Tegsedi™ (inotersen) and Waylivra™ (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. While we are in the process of initiating our commercial launch for Tegsedi for the treatment of hATTR amyloidosis in Latin America, we continue to make Tegsedi available in certain countries within Latin America and the Caribbean through early access programs. Waylivra has received marketing authorization in the EU for the treatment of FCS. We filed for marketing authorization for Waylivra for the treatment of FCS with ANVISA, the Brazilian health regulatory authority, in June 2020 and, subject to further potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA the fourth quarter of 2021.

Evrysdi

We also have an SMA collaboration with Roche and the SMA Foundation. The SMA program has one approved product, Evrysdi, which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021.

Diversified Development Pipeline

Splicing Platform

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced preliminary results from our ongoing Phase 1 study of PTC518 in healthy volunteers in April 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid levels and that PTC518 was well tolerated with no safety-related findings.  We expect to announce results from additional cohorts for this Phase 1 study in the third quarter of 2021 and are planning to initiate a Phase 2 study of PTC518 by the end of 2021.

Gene Therapy Platform

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. In January 2020, we submitted an MAA for PTC-AADC for the treatment of AADC deficiency in the EEA to the EMA and we expect an opinion from the CHMP in the fourth quarter of 2021. We are also preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States and expect to submit a BLA to the FDA by the end of 2021.

Our gene therapy program targeting Friedreich ataxia has been delayed as our long-term toxicity study in non-human primates remains ongoing.  We now expect to dose our first patient in a clinical study for this program in the first half of 2022.

Bio-e Platform

Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our Bio-e platform are vatiquinone and PTC857. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease and associated refractory epilepsy in the third quarter of 2020 and anticipate data from this trial to be available in the third quarter of 2022.  We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate data from this trial to be available in 2023. In the second quarter of 2020, we initiated a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. This Phase 1 trial was recently completed and PTC857 was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We expect to initiate a Phase 2 trial of PTC857 for amyotrophic lateral sclerosis in the first quarter of 2022.

Metabolic Platform

On May 29, 2020, we acquired Censa Pharmaceuticals, Inc., or Censa, a biopharmaceutical company focused on the development of PTC923, an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. We expect to initiate a registration-directed Phase 3 trial for PTC923 for phenylketonuria, or PKU, in the third quarter of 2021.

Emvododstat for COVID-19

In June 2020, we initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat, formerly known as PTC299, a dihydroorotate dehydrogenase inhibitor that we have also been developing in oncological indications, in patients hospitalized with COVID-19. We expect this trial to be completed by the end of 2021.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the twelve month period ending December 31, 2019, we issued and sold an aggregate of 63,926 shares pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by us. During the twelve month period ending December 31, 2020, we issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. We received net proceeds of $28.1 million after deducting sales agent fees and other offering expenses payable by us. During the three and six month periods ending June 30, 2021, we did not issue or sell any shares of common stock pursuant to the Sales Agreement.

In June 2021, we increased the number of authorized shares of our common stock from 125,000,000 to 250,000,000 shares.

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

As of June 30, 2021, we had an accumulated deficit of $1,821.1 million. We had a net loss of $247.0 million and $294.1 million for the six month periods ended June 30, 2021 and 2020, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs, our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA and we expect an opinion from the CHMP in the fourth quarter of 2021. We are also preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and expect to submit a BLA to the FDA by the end of 2021. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to further potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in the fourth quarter of 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.3 million annually. In addition, Akcea is eligible to receive from us an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA, the determination for which we expect to potentially occur, subject to further potential delays in the review process related to the COVID-19 pandemic, in the fourth quarter of 2021. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended June 30, 2021 and 2020, net product sales outside of the United States were $54.0 million and $39.0 million, respectively, and net product sales in the United States were $49.1 million and $36.2 million, respectively. For the six months ended June 30, 2021 and 2020, net product sales outside of the United States were $101.7 million and $79.8 million, respectively, and net product sales in the United States were $92.7 million and $63.6 million, respectively.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.  In June 2021, the Japanese Ministry of Health, Labor and Welfare approved Evrysdi for the treatment of SMA in Japan. The first commercial sale of Evrysdi in Japan will trigger a $10.0 million milestone payment to us from Roche pursuant to the SMA License Agreement.  As of June 30, 2021, we had recognized a total of $125.0 million in milestone payments and $25.0 million royalties on net sales pursuant to the SMA License Agreement. As of June 30, 2021, the remaining potential research and development event milestones that can be received is $10.0 million, which will be achieved upon the first commercial sale in Japan. The remaining potential sales milestones as of June 30, 2021 are $325.0 million upon achievement of certain sales events.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 and performance of our post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following tables provide research and development expense for our most advanced principal product development programs, for the three and six month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020

	(in thousands)
Global DMD Franchise	$17,887	$20,144
PTC923	10,476	53,587
Gene Therapy	35,619	68,567
Bio-e	14,863	8,800
Oncology	3,625	5,341
Splicing	12,008	5,394
Emvododstat for COVID-19	9,273	1,689
Discovery	21,731	13,003
Total research and development	$125,482	$176,525

Six Months Ended June 30,
2021	2020

(in thousands)

Global DMD Franchise	$36,258	$44,615
PTC923	23,665	53,587
Gene Therapy	76,585	105,347
Bio-e	30,198	14,356
Oncology	7,453	11,155
Splicing	24,115	10,495
Emvododstat for COVID-19	21,489	1,689
Discovery	40,232	25,388
Total research and development	$259,995	$266,632

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

Other than the adoption of ASU 2020-06, during the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our 2020 Annual Report on Form 10-K.

Results of operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,		Change
(in thousands)	2021	2020	2021 vs. 2020
Net product revenue	$103,113	$75,239	$27,874
Royalty revenue	13,563	—	13,563
Cost of product sales, excluding amortization of acquired intangible asset	7,358	5,304	2,054
Amortization of acquired intangible asset	12,751	8,731	4,020
Research and development expense	125,482	176,525	(51,043)
Selling, general and administrative expense	68,878	53,659	15,219
Change in the fair value of deferred and contingent consideration	700	7,680	(6,980)
Settlement of deferred and contingent consideration	—	10,613	(10,613)
Interest expense, net	(22,559)	(5,379)	(17,180)
Other income, net	3,170	11,309	(8,139)
Income tax expense	(488)	(84)	(404)

Net product revenues. Net product revenues were $103.1 million for the three months ended June 30, 2021, an increase of $27.9 million, or 37%, from $75.2 million for the three months ended June 30, 2020. The increase in net product revenue was primarily due to an increase in net product sales of Emflaza due to new patient prescriptions, high compliance, and fewer discontinuations.  Additionally, there was an increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories.

Royalty revenue. Royalty revenue was $13.6 million for the three months ended June 30, 2021, an increase of $13.6 million, or 100%, from $0.0 million for the three months ended June 30, 2020. The increase in royalty revenue was due to the FDA approval of Evrysdi in August 2020. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $7.4 million for the three months ended June 30, 2021, an increase of $2.1 million, or 39%, from $5.3 million for the three months ended June 30, 2020. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue and royalty revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $12.8 million for the three months ended June 30, 2021, an increase of $4.0 million, or 46%, from $8.7 million for the three months ended June 30, 2020. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively.

Research and development expense. Research and development expense was $125.5 million for the three months ended June 30, 2021, a decrease of $51.0 million, or 29%, from $176.5 million for the three months ended June 30, 2020. The decrease in research and development expenses is primarily related to one time charges in the three months ended June 30, 2020 of $53.6 million for our Censa Merger, as well as $41.2 million for our commercial manufacturing service agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency. This was offset by increased investment in research programs and advancement of the clinical pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $68.9 million for the three months ended June 30, 2021, an increase of $15.2 million, or 28%, from $53.7 million for the three months ended June 30, 2020.  The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio, including an increase in rent and related expenses associated with entering into a long term lease for our facility located in Hopewell Township, New Jersey, or the Hopewell Facility, that commenced on July 1, 2020.

Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $0.7 million for the three months ended June 30, 2021, a decrease of $7.0 million, or 91%, from $7.7 million for the three months ended June 30, 2020. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Settlement of deferred and contingent consideration. The settlement of deferred and contingent consideration was $0.0 million for three months ended June 30, 2021, a decrease of $10.6 million, or 100%, from $10.6 million for the three months ended June 30, 2020. The settlement of deferred and contingent consideration for the three months ended June 30, 2020 was related to a loss upon the settlement of the deferred and contingent consideration liabilities as a result of the Rights Exchange Agreement with certain former equityholders of Agilis, whereby we exchanged their pro rata share of specific future cash milestone payments in the aggregate amount of $225.0 million for a mixture of cash and equity. We paid $36.9 million in cash and issued 2,821,176 shares of common stock in exchange for the cancellation and forfeiture of the participating shareholders' rights to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the milestones are achieved

Interest expense, net. Interest expense, net was $22.6 million for the three months ended June 30, 2021, an increase of $17.2 million, or over 100%, from $5.4 million for the three months ended June 30, 2020. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement, partially offset by a decrease in interest expense recorded from the 2022 and 2026 Convertible Notes as a result of the adoption of ASU 2020-06 and interest income from our investments.

Other income, net. Other income, net was $3.2 million for the three months ended June 30, 2021, a decrease of $8.1 million, or 72%, from other income, net of $11.3 million for the three months ended June 30, 2020. The decrease in other income, net resulted primarily from unrealized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $2.7 million and $3.5 million, respectively, partially offset by an unrealized foreign exchange gain from the remeasurement of our intercompany loan.

Income tax expense. Income tax expense was $0.5 million for the three months ended June 30, 2021, an increase of $0.4 million, or over 100%, compared to income tax benefit of $0.1 million for the three months ended June 30, 2020. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		Change
(in thousands)	2021	2020	2021 vs. 2020
Net product revenue	$194,393	$143,435	$50,958
Collaboration revenue	20,007	63	19,944
Royalty revenue	20,220	—	20,220
Cost of product sales, excluding amortization of acquired intangible assets	16,462	9,389	7,073
Amortization of acquired intangible assets	24,028	16,679	7,349
Research and development expense	259,995	266,632	(6,637)
Selling, general and administrative expense	129,973	111,869	18,104
Change in the fair value of deferred and contingent consideration	800	8,580	(7,780)
Settlement of deferred and contingent consideration	—	10,613	(10,613)
Interest expense, net	(41,718)	(11,021)	(30,697)
Other expense, net	(7,716)	(2,523)	(5,193)
Income tax expense	(940)	(306)	(634)

Net product revenues. Net product revenues were $194.4 million for the six months ended June 30, 2021, an increase of $51.0 million, or 36%, from $143.4 million for the six months ended June 30, 2020. The increase in net product revenue was primarily due to an increase in net product sales of Emflaza due to new patient prescriptions, high compliance, and fewer discontinuations.  Additionally, there was an increase in net product sales in existing markets where Translarna is available as well as continued geographic expansion into new territories.

Collaboration revenues. Collaboration revenues was $20.0 million for the six months ended June 30, 2021, an increase of $19.9 million, or over 100%, from $0.1 million for the six months ended June 30, 2020. The increase is due to a $20.0 million milestone that was triggered from Roche in the six months ended June 30, 2021 relating to the first commercial sale of Evrysdi in the European Union, which was made in March 2021.  No milestones were triggered in the six months ended June 30, 2020. Revenues in the six months ended June 30, 2020 were related to our ongoing collaboration agreements.

Royalty revenue. Royalty revenue was $20.2 million for the six months ended June 30, 2021, an increase of $20.2 million, or 100%, from $0.0 million for the six months ended June 30, 2020. The increase in royalty revenue was due to the FDA approval of Evrysdi in August 2020. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $16.5 million for the six months ended June 30, 2021, an increase of $7.1 million, or 75%, from $9.4 million for the six months ended June 30, 2020. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue, royalty revenue, and collaboration milestone revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $24.0 million for the six months ended June 30, 2021, an increase of $7.3 million, or 44%, from $16.7 million for the six months ended June 30, 2020. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively.

Research and development expense. Research and development expense was $260.0 million for the six months ended June 30, 2021, a decrease of $6.6 million, or 2%, from $266.6 million for the six months ended June 30, 2020. The decrease in research and development expenses is primarily related to one time charges in the six months ended June 30, 2020 of $53.6 million for our Censa Merger, as well as $41.2 million for our commercial manufacturing service agreement with MassBio related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency. This was offset by increased investment in research programs and advancement of the clinical pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $130.0 million for the six months ended June 30, 2021, an increase of $18.1 million, or 16%, from $111.9 million for the six months ended June 30, 2020. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio, including an increase in rent and related expenses associated with entering into a long term lease for the Hopewell Facility that commenced on July 1, 2020.

Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was $0.8 million for the six months ended June 30, 2021, a decrease of $7.8 million, or 91%, from $8.6 million for the six months ended June 30, 2020. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Settlement of deferred and contingent consideration. The settlement of deferred and contingent consideration was $0.0 million for six months ended June 30, 2021, an decrease of $10.6 million, or 100%, from $10.6 million for the six months ended June 30, 2020. The settlement of deferred and contingent consideration for the six months ended June 30, 2020 was related to a loss upon the settlement of the deferred and contingent consideration liabilities as a result of the Rights Exchange Agreement with certain former equityholders of Agilis, whereby we exchanged their pro rata share of specific future cash milestone payments in the aggregate amount of $225.0 million for a mixture of cash and equity. We paid $36.9 million in cash and issued 2,821,176 shares of common stock in exchange for the cancellation and forfeiture of the participating shareholders' rights to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the milestones are achieved

Interest expense, net. Interest expense, net was $41.7 million for the six months ended June 30, 2021, an increase of $30.7 million, or over 100%, from $11.0 million for the six months ended June 30, 2020. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement, partially offset by a decrease in interest expense recorded from the 2022 and 2026 Convertible Notes as a result of the adoption of ASU 2020-06 and interest income from our investments.

Other expense, net. Other expense, net was $7.7 million for the six months ended June 30, 2021, an increase of $5.2 million, or over 100%, from other expense, net of $2.5 million for the six months ended June 30, 2020. The decrease in other expense, net resulted primarily from an unrealized foreign exchange loss from the remeasurement of our intercompany loan, partially offset by unrealized gains on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $4.1 million and $4.3 million, respectively.

Income tax expense. Income tax expense was $0.9 million for the six months ended June 30, 2021, an increase of $0.6 million, or over 100%, compared to income tax expense of $0.3 million for the six months ended June 30, 2020. We incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

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

Cash flows

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $947.1 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash (used in) provided by:
Operating activities	(131,302)	(156,364)
Investing activities	86,204	40,783
Financing activities	13,547	(14,428)

Net cash used in operating activities was $131.3 million for the six months ended June 30, 2021 and $156.4 million for the six months ended June 30, 2020. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash provided by investing activities was $86.2 million for the six months ended June 30, 2021. Net cash provided by investing activities was $40.8 million for the six months ended June 30, 2020, respectively. Cash provided by investing activities for the six months ended June 30, 2021 and the six months ended June 30, 2020 was primarily due to net sales and redemption of marketable securities.

Net cash provided by financing activities was $13.5 million for the six months ended June 30, 2021. Cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to cash received from the exercise of options and proceeds from our employee stock purchase plan, partially offset by payments on our finance lease principal.  Cash used in financing activities was $14.4 million for the six months ended June 30, 2020. Cash used in financing activities for the six months ended June 30, 2020 was primarily attributable payments on our deferred consideration obligation, our finance lease principal, and our senior secured term loan, partially offset by proceeds from our at the market equity offering and the exercise of options.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA and we expect an opinion from the CHMP in the fourth quarter of 2021. We are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and expect to submit a BLA to the FDA by the end of 2021. We filed for marketing authorization for Waylivra with ANVISA in June 2020 and, subject to further potential delays in the review process related to the COVID-19 pandemic, expect a regulatory decision on approval from ANVISA in the fourth quarter of 2021. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations we assumed in connection with the Agilis Merger;

●	seek to satisfy contractual and regulatory obligations in conjunction with the Collaboration and License Agreement, dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc., including an additional milestone payment of $4.0 million that Akcea is eligible to receive upon receipt of regulatory approval for Waylivra from ANVISA;
●	satisfy contractual and regulatory obligations that we assumed through our other acquisitions and collaborations;
●	execute our commercialization strategy for our products and product candidates that may receive marketing authorization;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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
●	unexpected decreases in revenue or increase in expenses resulting from the COVID-19 pandemic;
●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 and Translarna in other territories;
●	our ability to utilize the Hopewell Facility to begin manufacturing program materials for certain of our gene therapy product candidates;
●	our ability to satisfy our obligations under the indentures governing the Convertible Notes;
●	the timing and scope of growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our Bio-E platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

Contractual obligations

During the period ended June 30, 2021, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our 2020 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2021, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, as amended
10.1	PTC Therapeutics, Inc. Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2021)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

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

PTC THERAPEUTICS, INC.

Date: July 29, 2021	By:	/s/ Emily Hill
Emily Hill
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)