Form 10-K
period 2021-12-31
PTC THERAPEUTICS, INC.
filed 2022-02-22
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,191,128,010. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

As of February 18, 2022, the registrant had 71,362,471 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to our gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, or PTC-AADC, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain our marketing authorization of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	our ability to complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open label extension, according to the protocol agreed with the EMA, and by the EMA’s deadline;
●	our ability to utilize results from Study 041 to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	the anticipated period of market exclusivity for Emflaza® (deflazacort) for the treatment of DMD in the United States under the Orphan Drug Act of 1983, or Orphan Drug Act;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or the SMA Foundation, and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and Waylivra® (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;

●	the timing and scope of our commercialization of our products and product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs, or EAP programs, for our products on adequate terms, or at all;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our product and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the potential impact that completion of Study 041 may have on our revenue growth;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;

●	our ability to operate and grow our manufacturing capabilities for our gene therapy platform;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the indenture governing our 3.00% convertible senior notes due August 15, 2022 and under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position;

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

Summary of Risk Factors

●	We face risks related to the COVID-19 pandemic;
●	We may fail to obtain regulatory approval for PTC-AADC for the treatment of AADC deficiency within our expected timeline or at all;
●	We could experience manufacturing problems, shortages of raw materials or failure of our key suppliers with respect to our gene therapy product candidates;
●	We have limited experience manufacturing gene therapy products or product candidates on our own and could encounter problems and delays in operating our biologics manufacturing facility;
●	The process for administering PTC-AADC is complex and includes specific specialized requirements that could delay or prevent the regulatory approval and commercialization of PTC-AADC for the treatment of AADC deficiency;
●	Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future;
●	Our gene therapy product candidates and the process for administering such product candidates may cause undesirable side effects or have other negative properties;
●	Our gene therapy approach may be perceived as unsafe or may result in unforeseen adverse events;
●	Failure to obtain or maintain adequate insurance coverage and reimbursement for our products and product candidates could limit our ability to market those products and decrease our ability to generate product revenue;
●	We may be unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products;
●	The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is limited to ambulatory patients aged two years and older located in the EEA and is also subject to annual reassessment of the benefit-risk balance by the EMA as well as the specific obligation to conduct Study 041, and may be varied, suspended or withdrawn by the European Commission if we fail to satisfy those requirements;
●	There is substantial risk that we will not be able to utilize the results from Study 041 to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	There is substantial risk that regulators in regions where we have not yet sought or are currently seeking marketing authorization will not agree with the results from our clinical trials and existing real-world data for Translarna for the treatment of nmDMD;
●	The clinical trials of our products or our product candidates may fail to demonstrate safety and efficacy to the satisfaction of regulators;
●	We or our collaborators may experience any of a number of possible unforeseen events in connection with clinical trials related to our products and product candidates;
●	Because we are often developing products and product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, there is increased risk that the outcome of our clinical trials will not be favorable;
●	We may experience delays or difficulties in the enrollment of patients in our clinical trials;
●	We may identify serious adverse side effects during the development or further development of any product or product candidate;
●	Our product candidates may be subject to marketing and distribution restrictions;

●	Our products and product candidates may fail to achieve market acceptance in the medical community;
●	We may be unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates;
●	A substantial portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks and laws and regulations governing export restrictions and economic sanctions;
●	We face substantial competition;
●	Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives;
●	We have incurred significant losses since our inception and expect to continue to incur significant operating expenses for the foreseeable future. We may need additional funding and we may never generate profits from operations or maintain profitability;
●	We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or from collaborations or make investments in other companies or technologies that could harm our business and dilute our stockholders’ ownership;
●	We may not be able to comply with applicable laws and regulations for our products or product candidates;
●	We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU;
●	We may fail to maintain the non-patent market exclusivity period under the Orphan Drug Act to commercialize Emflaza for the treatment of DMD in the United States;
●	Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may negatively affect our business;
●	We may fail to properly allocate our resources;
●	We contract with third parties for the supply, manufacture and distribution of our products and certain of our product candidates and these third parties may encounter issues that affect our business;
●	We rely on third parties to conduct our preclinical and clinical trials and other essential services;
●	We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates;
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security;
●	We may be subject to product liability and other civil lawsuits;
●	We may be unable to retain our key executives;
●	We may encounter difficulties in managing our growth as a company;
●	We may be unable to obtain or maintain patent protection for our technology and products;
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property or in connection with allegations that we are infringing on third party intellectual property rights;
●	Without patent protection, our marketed products may face generic competition;
●	We may not obtain or maintain adequate trademark protection for our brand names;
●	Our rights to develop and commercialize PTC-AADC and our other gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others;
●	We may not have sufficient cash flow from our business to make payments on our debt;
●	The price of our common stock may be volatile and fluctuate substantially; and
●	The issuance of additional shares of our common stock or the sale of shares of our common stock by our stockholders could dilute our stockholders’ ownership interest.

PART I

Item 1.   Business

Overview

We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have few or no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients. We believe that this allows us to maximize value for all of our stakeholders.

Our Pipeline

We have a portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases. The chart and the disclosure directly below summarizes the status of our clinical-stage programs and commercial products as of the date of this report, including those with our strategic partners:

●	Global Commercial Footprint
o	Global DMD Franchise – We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, and Brazil for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.
o	Tegsedi® (inotersen) and Waylivra® (volanesorsen) – We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, European Union, or the EU, and Brazil

for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra has received marketing authorization in the EU and Brazil, for the treatment of familial chylomicronemia syndrome, or FCS. We have initiated our commercial launch for Tegsedi for the treatment of hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS in Brazil. Additionally, we submitted an application to ANVISA in December 2021 for the approval of Waylivra for the treatment of familial partial lipodystrophy, or FPL, and we expect a regulatory decision on approval in the second half of 2022.
o	Evrysdi® (risdiplam) – We have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi, which was approved by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In January 2022, the FDA granted priority review of a supplemental new drug application for Evrysdi to expand the indication to include pre-symptomatic infants under two months old with SMA.

●	Diversified Development Pipeline
o	Splicing Platform – In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 and expect to initiate a Phase 2 study of PTC518 for HD in the first quarter of 2022.
o	Gene Therapy Platform – We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. In January 2020, we submitted a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the EEA to the European Medicines Agency, or EMA, and we expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, in April 2022. We are also preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States, and we anticipate submitting a BLA to the FDA in the second quarter of 2022.
o	Bio-e Platform – The two most advanced molecules in our Bio-e platform are vatiquinone and PTC857. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020 and anticipate results from this trial to be available in the fourth quarter of 2022. We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. We expect to initiate a Phase 2 trial of PTC857 for amyotrophic lateral sclerosis, or ALS, in the second quarter of 2022.
o	Metabolic Platform – We initiated a registration-directed Phase 3 trial for PTC923 for phenylketonuria, or PKU, in the third quarter of 2021 and expect results from this trial to be available by the end of 2022.
o	Oncology Platform – We have two oncology agents that are in clinical development, unesbulin, formerly known as PTC596, and emvododstat. We completed our Phase 1 trials evaluating unesbulin in leiomyosarcoma, or LMS, and diffuse intrinsic pontine glioma, or DIPG, in the fourth quarter of 2021. We expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the second quarter of 2022 and we expect to initiate a registration-directed Phase 2 trial of unesbulin for the treatment of DIPG in the third quarter of 2022. We also completed our Phase 1 trial evaluating emvododstat, a dihydroorotate dehydrogenase inhibitor, in acute myelogenous leukemia, or AML, in the fourth quarter of 2021.
o	Emvododstat for COVID-19 – In June 2020, we initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat in patients hospitalized with COVID-19. In February 2021, we announced the completion of the first stage of the Phase 2/3 trial. We expect results from this trial to be available in the first half of 2022.

●	Multi-platform Discovery
o	We continue to invest in our pre-clinical product pipeline across all of our platforms by committing significant resources to research and development programs and business development opportunities within our areas of scientific expertise, including potential collaborations, alliances, and acquisitions or licensing of assets that complement our strategic mission to provide access to best-in-class treatments for patients who have an unmet medical need.

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

The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment. In June 2021, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2022. In February 2022, we submitted a marketing authorization renewal request to the EMA.

This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18 month, placebo-controlled trial, followed by an 18 month open-label extension, which we refer to together as Study 041. We expect results from the placebo-controlled trial to be available in mid-2022. We then expect to submit a report on the placebo-controlled trial and the open-label extension data that has been collected to date to the EMA by the end of the third quarter of 2022, as required.

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

United States

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter, or CRL, for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. We expect results from the placebo-controlled trial of Study 041 to be available in mid-2022, and subject to a positive outcome in that study, we expect to re-submit the NDA.

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

Other Territories

Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015, Chile in 2018, Brazil in 2019 and Russia in 2020 and these licenses are currently active. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA decides not to renew or otherwise modifies or withdraws our marketing authorization in the

EEA. In addition, the marketing authorization for Translarna in Brazil and Russia are subject to renewal every five years. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.

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

Emflaza has a seven-year exclusive marketing period in the United States for its approved indications, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act. See “Item 1. Business-Government Regulation” for further discussion with respect to marketing protection we rely on.

Tegsedi and Waylivra

In August 2018 we entered into a Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis Pharmaceuticals, Inc., or Ionis, for the commercialization by us of Tegsedi, Waylivra and products containing those compounds in countries in Latin America and the Caribbean, or the PTC Territory. See “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-Tegsedi and Waylivra” below for further discussion with respect to this collaboration and license agreement.

Tegsedi

Tegsedi, a product of Ionis’ proprietary antisense technology, is an antisense oligonucleotide, or ASO, inhibitor of human transthyretin, or TTR, production. Tegsedi is the world’s first RNA-targeted therapeutic to treat patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. In October 2019, it received marketing authorization from ANVISA, the Brazilian health regulatory authority, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Our marketing authorization for Tegsedi in Brazil is subject to renewal every five years. It has also received marketing authorization in the United States and EU for the same indication. We have initiated our commercial launch for Tegsedi for the treatment of hATTR amyloidosis in Brazil and are continuing to make Tegsedi available in certain other countries within Latin America and the Caribbean through EAP programs.

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

Waylivra

Waylivra is an ASO that has received marketing authorization in the EU for the treatment of FCS, subject to certain conditions. The United States and EU regulatory agencies have granted orphan drug designation to Waylivra for the treatment of FCS. In connection with the marketing approval for Waylivra in the EU, the European Commission is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra. In August 2021, ANVISA approved Waylivra as the first treatment for FCS in Brazil and we have initiated our commercial launch in Brazil while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP programs. Our marketing authorization for Waylivra in Brazil is subject to renewal every five years.

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

Additionally, we submitted an application to ANVISA in December 2021 for the approval of Waylivra for the treatment of FPL and we expect a regulatory decision on approval from ANVISA in the second half of 2022. FPL is a rare genetic metabolic disease characterized by selective, progressive loss of body fat (adipose tissue) from various areas of the body leading to ectopic fat deposition in liver and muscle and development of insulin resistance, diabetes, dyslipidemia and fatty liver disease. Individuals with FPL often have reduced subcutaneous fat in the arms and legs and the head and trunk regions may or may not have loss of fat. Conversely, affected individuals may also have excess subcutaneous fat accumulation in other areas of the body, especially the neck, face and intra-abdominal regions.

Evrysdi

Our SMA program, as described below, has one approved product, Evrysdi, which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In January 2022, the FDA granted priority review of a supplemental new drug application for Evrysdi to expand the indication to include pre-symptomatic infants under two months old with SMA.

SMA is a genetic neuromuscular disease characterized by muscle wasting and weakness. The disease generally manifests early in life. SMA is caused by mutation or deletion of the Survival of Motor Neuron 1, or SMN1, gene that encodes the survival of motor neuron, or SMN, protein. The SMN protein is critical to the health and survival of the nerve cells in the spinal cord responsible for muscle contraction. A second gene, Survival of Motor Neuron 2, or SMN2, is very similar to SMN1, contains a T nucleotide at position 6 in exon 7 and produces low, insufficient levels of functional SMN protein due to alternative splicing of exon 7. According to the SMA Foundation, SMA is the leading genetic cause of death in infants and toddlers. Approximately 1 in 10,000 children is born with the disease. We estimate that there are between 20,000 to 30,000 children and adults living with SMA in the United States, Europe and Japan.

Using our splicing technology and in collaboration with the SMA Foundation and Roche, we identified highly potent small molecule splicing modifiers that, in non-clinical studies in cultured cells derived from patients with SMA, increased both the inclusion of exon 7 in the SMN2 messenger RNA, or mRNA, transcript and the levels of SMN protein produced by the SMN2 gene. Importantly, in studies in transgenic mice carrying only the SMN2 gene, these orally bioavailable compounds penetrated the blood-brain barrier and increased the levels of full-length SMN2 mRNA and protein in brain, spinal cord, muscle and other tissues. In these same mouse studies, treatment with these compounds resulted in increased survival, restoration of body weight, prevention of motor neuron loss and improved motor function.

In November 2011, we entered into a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program, which included a $30 million upfront payment, the potential for up to $460 million in milestone payments, and royalties on net sales. Roche is financially responsible for pursuing clinical development of compounds from the research program under the collaboration and then commercializing any resulting products. We have recognized $160.0 million in milestone payments from Roche as of December 31, 2021, and we had recognized $59.4 million royalties on net sales pursuant to the SMA License Agreement as of December 31, 2021. We also previously received $13.3 million in sponsored research funding for this program from the SMA Foundation.

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

The Sunfish study was initiated in October 2016. Sunfish is a two-part clinical study, initiated in pediatric and adult type 2 and type 3 SMA patients to investigate the safety, tolerability, and efficacy of Evrysdi. Based on the results from part one of Sunfish, dosing for the second part of the study was selected and the pivotal part two of Sunfish initiated in October 2017, which triggered a $20.0 million milestone payment to us from Roche. The majority of the patients in the study were older, had more progressed disease, and had lower baseline scores on motor function scales relative to other clinical studies in this population. The study showed statistically significant results in primary and key secondary endpoints.  The primary endpoint of part 2 was changed from baseline in the total Motor Function Measure 32, or MFM-32, score at Month 12. Both part 1 and part 2 of the study are being followed by an ongoing open-label extension.

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

Rainbowfish is an open-label, single-arm, multicenter study, investigating the efficacy, safety, pharmacokinetics and pharmacodynamics of Evrysdi in babies, from birth to six weeks of age (at first dose) with genetically diagnosed SMA who are not yet presenting with symptoms. The study is currently recruiting. Included in the supplemental new drug application we submitted to the FDA to expand Evrysdi’s indication to include pre-symptomatic infants under two months old with SMA was interim data from Rainbowfish.  This data showed that 80 percent of pre-symptomatic infants with SMA treated with Evrysdi for at least 12 months achieved motor milestones such as sitting without support, rolling, crawling, standing unaided, and walking independently.

Diversified Development Pipeline

Our pipeline has a number of development programs in the clinical stages. These include splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our current commercial products for maintaining authorizations, label extensions and additional indications.

Splicing Platform

Our splicing platform focuses on the development of innovative therapies for diseases, such as SMA, that involve regulation of mRNA splicing in the cell.

In addition to Evrysdi and our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of HD. HD is a neurodegenerative and progressive brain disorder caused by a toxic gain-of-function triplet repeat expansion in the Huntingtin gene resulting in uncontrolled movements and cognitive loss. There are currently no drugs or disease-modifying therapies approved to delay the onset or slow the progression of HD. We believe that there are approximately 135,000 HD patients globally. PTC518 is an orally bioavailable molecule with broad central nervous system and systemic distribution that has been designed to target Huntingtin protein expression with high selectivity and specificity. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We expect to initiate a Phase 2 study of PTC518 in the first quarter of 2022.

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

An end-of-phase 2 meeting was held with the FDA in July 2017, and the clinical, non-clinical and chemistry, manufacturing and control, or CMC, data available to date from the two completed clinical trials were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support the submission of a BLA without undertaking additional trials or studies at this time. In a late 2019 interaction with the FDA, the agency requested additional information concerning the use of the commercial delivery system for PTC-AADC in young patients. Based on the FDA input, we intend to provide additional information concerning the use of the commercial cannula for PTC-AADC in young patients. Our ability to gather such information was previously delayed by hospitals generally canceling elective surgeries in response to the COVID-19 pandemic and other ongoing administrative delays resulting from the COVID-19 pandemic. We expect to submit a BLA to the FDA in the second quarter of 2022.

In January 2020, we submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. As a result of the COVID-19 pandemic, certain of the third-party development and manufacturing organizations that we contract with for analytical testing prioritized materials and testing kits to support COVID-19 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency in the EEA. Following a clock stop extension, we submitted responses to the EMA’s questions. Subsequently, due to delays related to responsive measures to the COVID-19 pandemic taken in Europe, including travel bans and quarantines, the CHMP required additional time to complete its pre-approval inspections and imposed a clock stop extension with respect to our MAA for PTC-AADC. In the fourth quarter of 2021, the EMA requested additional data in support of our manufacturing process. We expect an opinion from the CHMP in April 2022.

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

One of the advanced molecules in our Bio-e platform is vatiquinone. Vatiquinone is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. Vatiquinone targets 15-lipoxygenase, or 15-LO, a key regulator of oxidative stress, lipid-based neuro-inflammation, alpha-synuclein oxidation and aggregation and cell death. In the third quarter of 2020, we initiated a registration-directed Phase 2/3 randomized, placebo-controlled trial of vatiquinone in approximately 60 children with mitochondrial disease associated seizures, called MIT-E. All subjects will be followed for one month to ensure a baseline seizure frequency, and then will be randomized to receive vatiquinone or placebo for six months. We have experienced delays in enrolling this trial as some patients have been unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic and now anticipate results from this trial to be available in the fourth quarter of 2022. Mitochondrial disease associated seizures is a highly morbid condition of refractory seizures in patients with inherited mitochondrial disease. We estimate that there are approximately 20,000 patients with mitochondrial disease associated seizures globally. The clinical rationale for the MIT-E trial is based on reports of decreased seizure frequency, disruption of status epilepticus and reduced mortality risk and disease-associated morbidity recorded through compassionate use studies of vatiquinone in mitochondrial disease patients conducted in the United States and EU.

Additionally, we initiated a registration-directed Phase 3 trial of vatiquinone in approximately 110 patients with Friedreich ataxia in the fourth quarter of 2020, called MOVE-FA. The MOVE-FA trial is an 18-month parallel arm, placebo-controlled study evaluating vatiquinone versus placebo in children and young adults with Friedreich ataxia. We have completed enrollment for the MOVE-FA trial and we anticipate results to be available in the second quarter of 2023. Friedreich ataxia is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are approximately 25,000 Friedreich ataxia patients globally. Vatiquinone has previously been studied in Friedreich ataxia patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension. In this trial, long-term vatiquinone treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. Vatiquinone has been dosed in over 500 subjects and has been generally well-tolerated in the clinic.

The other advanced molecule in our Bio-e platform is PTC857, a small molecule orally bioavailable compound that targets 15-LO and is in development for the potential treatment of adult CNS patients. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. PTC857 was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We expect to initiate a Phase 2 trial of PTC857 for ALS in the second quarter of 2022. ALS is a rapidly progressing neurodegenerative disease caused by oxidative damage which leads to neuronal cell death and muscular atrophy. We believe that there are approximately 150,000 ALS patients globally.

Metabolic Platform

PTC923 is an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. PTC923 has been pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including PKU. PKU is an inborn error of metabolism caused predominantly by mutations in the phenylalanine hydroxylase gene resulting in toxic buildup of the amino acid phenylalanine, or Phe, in the brain, and, if left untreated, severe and irreversible disabilities such as permanent intellectual disability, seizures, delayed development, behavioral problems and possibly psychiatric disorders can occur. We believe that there are approximately 58,000 PKU patients globally. In December 2019, it was announced that the Phase 2 trial for PTC923 as a potential treatment for PKU met its primary and secondary endpoints, achieving statistically-significant and clinically-meaningful reduction in blood Phe levels compared to both baseline and an active control group. We initiated a registration-directed Phase 3 trial for PTC923 for PKU in the third quarter of 2021 and expect results from this trial to be available by the end of 2022.

Oncology Platform

We have two oncology agents that are in clinical development, unesbulin and emvododstat. Unesbulin is a small molecule inhibitor of tubulin polymerization that is associated with cell cycle arrest. In addition, administration is associated with a hyperphosphorylation of tumor BMI1 protein that subsequently leads to BMI1 protein degradation and reduction in BMI1 protein function. We have assessed unesbulin in a Phase 1 multi-center study in patients with advanced solid tumors. We are also assessing unesbulin for the treatment of diffuse intrinsic pontine glioma, or DIPG. DIPG is a rapidly fatal pediatric cancer with 90% of patients dying within two years of diagnosis. There are approximately 300 patients diagnosed annually in the United States. We completed a Phase 1 dose-escalation trial in DIPG patients in the fourth quarter of 2021 and we expect to initiate a registration-directed Phase 2 trial of unesbulin for the treatment of DIPG in the third quarter of 2022.

Unesbulin is also being evaluated in leiomyosarcoma, or LMS, in patients who have relapsed or are refractory to current treatments. LMS is a type of sarcoma that manifests as malignant soft tissue tumors of muscle tissue. Preclinical evaluations suggested that unesbulin had synergistic effects in combination with dacarbazine. Approximately 4,000 patients are diagnosed with LMS annually in the United States. We completed a Phase 1 dose escalation study of unesbulin for LMS in the fourth quarter of 2021. Unesbulin in combination with dacarbazine was found to be well-tolerated and a dose was selected for subsequent trials. We expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the second quarter of 2022.

We completed our Phase 1 trial evaluating emvododstat, a small molecule dihydrooratate dehydrogenase inhibitor that inhibits de novo pyrimidine nucleotide synthesis, in AML in the fourth quarter of 2021. We expect to provide further updates regarding our emvododstat program at a later date.

AML is a rapidly progressing hematologic cancer that causes uncontrolled growth of immature blast cells in the bone marrow preventing formation of normal blood cells. It may arise as a primary cancer or result from patient exposure to prior cytotoxic and/or radiation therapy. Approximately 20,000 new patients are diagnosed annually in the United States.

We received grant funding of $5.4 million for our oncology platform from the Wellcome Trust. To the extent that we develop and commercialize program intellectual property, excluding emvododstat, on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments. Our first such milestone payment of $0.8 million to Wellcome Trust occurred in the second quarter of 2016. For additional information, see “Item 1. Business – Our Collaborations and Funding Arrangements”.

Emvododstat for COVID-19

In June 2020, the FDA authorized the initiation of a Phase 2/3 clinical trial evaluating emvododstat as a potential treatment for COVID-19. Emvododstat is an oral investigational drug with a novel dual-mechanism of action that we believe has the potential to address the two crucial elements of COVID-19: (i) the high viral replication and (ii) the uncontrolled inflammatory response that ensues after infection. The integrated Phase 2/3 study, which has been initiated and is being conducted in two stages, will evaluate the efficacy and safety of emvododstat in patients hospitalized with COVID-19. The primary objective of the study is to evaluate the clinical efficacy of emvododstat compared with placebo assessed by time to respiratory improvement in adult individuals hospitalized with COVID-19. In February 2021, we announced the completion of the first stage of the Phase 2/3 trial. We expect results from this trial to be available in the first half of 2022. For a discussion of the risks related to the development of emvododstat as a potential treatment for COVID-19, please see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates - We face risks related to the development of emvododstat as a potential treatment for COVID-19 and we may ultimately be unsuccessful in developing a treatment for the virus in a timely manner or at all. Even if we are able to produce a drug that successfully treats the virus, there is significant competition in the search for a treatment for COVID-19 and our product would not be the only commercially available treatment.”.

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

Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy

Study 041

Overview. As a specific obligation to our marketing authorization in the EEA, we are required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. As a condition to our marketing authorization, we are required to submit results from Stage 1 and the data that has been collected to date for Stage 2 to the EMA by the end of the third quarter of 2022. The protocol for Study 041 has been approved by the CHMP. We expect results from Stage 1 of Study 041 to be available in mid-2022.

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

Overview of treatment-emergent adverse events in Phase 3 clinical trial (as-treated population)

		Translarna	All
	Placebo	40 mg group	patients
Parameter	N=115	N=115	N=230
Patients with ≥1 adverse event	101 (87.8)%	10,3(89.6)%	20,4(88.7)%
Adverse events by severity
Grade 1 (mild)	54 (47.0)%	6,1(53.0)%	11,5(50.0)%
Grade 2 (moderate)	37 (32.2)%	3,5(30.4)%	7,2(31.3)%
Grade 3 (severe)	9 (7.8)%	76(.1)%	167(.0)%
Grade 4 (life-threatening)	—	—	—

Adverse events by relatedness
Unrelated	47 (40.9)%	4,4(38.3)%	9,1(39.6)%
Unlikely	30 (26.1)%	2,0(17.4)%	5,0(21.7)%
Possible	18 (15.7)%	2,7(23.5)%	4,5(19.6)%
Probable	6 (5.2)%	1,2(10.4)%	187(.8)%
Discontinuations due to adverse events	1 (0.9)%	10(.9)%	20(.9)%
Serious adverse events	4 (3.5)%	43(.5)%	83(.5)%
Deaths	—	—	—

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

Our Approach

Our approach to drug discovery and development is to target rare diseases with high-unmet needs using a variety of tools, including approaches that intervene in RNA, DNA and energy production pathways. Post-transcriptional control processes are the events that occur in a cell following the transcription of DNA into RNA. These processes regulate, for example, how long RNA molecules last in the cell, how exons in precursor messenger RNA, or pre-mRNA, molecules are spliced, and how efficiently mRNA molecules are translated to proteins. Additionally, several regions of mRNA do not code for the protein and are known as untranslated regions, or UTRs. They are unique to specific mRNAs or groups of mRNAs and are directly involved in the post-transcriptional control of protein production. Interactions of cellular factors with the UTRs in the mRNA determine when and how much protein is produced as well as how mRNA is degraded and eliminated from the cell.

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

We use our splicing technology to identify molecules that modulate splicing of the pre-mRNA. Pre-mRNA splicing is a series of highly organized biochemical reactions. Approximately 94% of all human genes encode pre-mRNAs that undergo splicing. In addition, through splicing, one gene can often generate several mRNA products that include a different set of exons through a process called alternative splicing which results in mature mRNA that encodes different, related proteins. Splicing can be therapeutically targeted, in many human diseases, including SMA, Huntington’s disease, muscular dystrophy and various forms of cancer. We have developed several high-throughput drug discovery technology platforms that enable us to identify small molecule modifiers of pre-mRNA splicing. These technologies rely on sensitive quantification of pre-mRNA isoforms directly in human cells or tissue samples. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of SMN2 mRNA. An example of one of these molecules is Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. Based on this experience, we believe that other small molecule drug candidates can be rapidly identified that modify splicing of pre-mRNA, promote inclusion of specific exons into mRNA, including pseudoexons, or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes across many therapeutic areas.

Nonsense suppression

The protein coding region of mRNA contains the information for the amino acid sequence of the protein product, Additionally, certain sequences in the mRNA encode signals to start protein production and others to stop protein production. Mutations in DNA can result in stop signals within the mRNA that cause protein production to be stopped prematurely. These are termed premature stop codons.

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

In some instances, the nonsense, or premature stop, codon can cause the degradation of the mRNA through a process called nonsense-mediated decay. In addition to identifying molecules that increase readthrough, we are identifying molecules that can enhance the nonsense suppression effect of readthrough agents, such as Translarna, by preventing the decay of nonsense mutation containing mRNAs, a process known as nonsense mediated decay. We have developed a high throughput screen to identify molecules that increase the level of and stabilize premature stop codon-containing mRNAs. We can evaluate the effect of these molecules alone and in combination with Translarna in cell-based models of disease, identify lead compounds and initiate a chemical optimization program. We are currently in the process of evaluating compounds as single agents and in combination with readthrough compounds in preparation for an optimization program.

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

Our gene therapy platform includes an asset targeting Friedreich ataxia. We expect to initiate a clinical study for this program in the fourth quarter of 2022. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays. We continue to work towards submitting a filing in support of the first-in-human study for this program.

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

As of December 31, 2021, we had recognized a total of $160.0 million in milestone payments and $59.4 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2021, there are no remaining development and regulatory event milestones that we can receive. The remaining potential sales milestones as of December 31, 2021 are $300.0 million upon achievement of certain sales events.

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

NTU Collaboration Agreement

Overview. The NTU Collaboration Agreement governs the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy, or the Research. Pursuant to the NTU Collaboration Agreement, NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. In accordance with such obligations, NTU completed a Phase 1/2 trial, AADC-010, in Taiwan of PTC-AADC, known as GT-AADC at the time, for the treatment of AADC deficiency and is conducting an ongoing Phase 2b trial, AADC-011, in Taiwan of PTC-AADC for the treatment of AADC deficiency and is collaborating on certain other ongoing activities with third parties. We are responsible for any regulatory submissions for PTC-AADC for the treatment of AADC deficiency.

Funding obligations. Our funding obligations consist of funding payments for NTU’s research paid upon the achievement of certain milestones. As of December 31, 2021, an aggregate amount of $2.6 million in funding payments has been paid to NTU. An additional $1.2 million would become due and payable to NTU upon a potential approval by the EMA of the MAA for PTC-AADC.

Intellectual property. All intellectual property developed or obtained by NTU relating to the Research will be owned by NTU. The NTU Collaboration Agreement provided us a right of first refusal for an exclusive, worldwide, royalty bearing license for the results of the Research, which Agilis exercised in 2015 in connection with entering into the Licensing Agreement.

Termination. The NTU Collaboration Agreement expires on December 31, 2022, with automatic annual extensions subject to our written approval. The NTU Collaboration Agreement can be terminated for certain specified breaches by either party upon 30 or 60 days’ notice, depending on the breach and following a specified cure period. Upon termination at our election, NTU is obligated to return to us any unused funding payments made to NTU that have not yet been utilized, and we are obligated to pay any non-cancellable expenses incurred by NTU, as of the date of termination.

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

Tegsedi and Waylivra

Overview. PTC Therapeutics International Limited, our subsidiary, entered into a Collaboration and License Agreement, or the Tegsedi-Waylivra Agreement, dated August 1, 2018 by and between us and Akcea, for the commercialization by us of Tegsedi, Waylivra and products containing those compounds, which we refer to collectively as the Products, in countries in Latin America and the Caribbean, or the PTC Territory. In addition, Akcea has granted to us a right of first negotiation, or ROFN, to commercialize AKCEA-TTR-Lrx, a follow-on product candidate to inotersen, on an exclusive basis in the PTC Territory. We are responsible for all meetings, communications and other interactions with regulatory authorities in the PTC Territory. The activities of the parties pursuant to the Tegsedi-Waylivra Agreement is overseen by a Joint Steering Committee, composed of an equal number of representatives appointed by each of us and Akcea.

Commercialization. Under the terms of the Tegsedi-Waylivra Agreement, Akcea has granted to us an exclusive right and license, with the right to grant certain sublicenses, under Akcea’s product-specific intellectual property to develop, manufacture and commercialize the Products in the PTC Territory. In addition, Akcea has granted to us a non-exclusive right and license, with the right to grant certain sublicenses, under Akcea’s core intellectual property and manufacturing intellectual property to develop, manufacture and commercialize the Products in the PTC Territory and to manufacture the Products worldwide in accordance with a supply agreement with Akcea. Akcea has in-licensed certain of the Akcea intellectual property from its parent company, Ionis. Each party has agreed not to, independently or with any third party, commercialize any competing oligonucleotide product in the PTC Territory for the same gene target as inotersen.

Payments and Contingent Payments. We paid to Akcea an upfront licensing fee of $18.0 million, consisting of an initial payment of $12.0 million paid in connection with entering into the Tegsedi-Waylivra Agreement in August 2018, and a second payment of $6.0 million that was paid after Waylivra received regulatory approval from the EMA in May 2019. In addition, Akcea was eligible to receive milestone payments, on a Product-by-Product basis, of $4.0 million upon receipt of regulatory approval for a Product from ANVISA, subject to a maximum aggregate amount of $8.0 million for all such Products. We paid Akcea $4.0 million upon our receipt of marketing authorization from ANVISA in October 2019 for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil with Tegsedi and an additional $4.0 million upon our receipt of marketing authorization from ANVISA in August 2021 for the treatment of FCS. Akcea is also entitled to receive royalty payments in the mid-twenty percent range of net sales on a country-by-country and Product-by-Product basis, commencing on the earlier to occur of (1) 12 months after the first commercial sale of such Product in Brazil or (2) the date when we, our affiliates or sublicensees have recognized revenue of $10.0 million or more in cumulative net sales for such Product in the PTC Territory. The royalty payments are subject to reduction in certain circumstances as set forth in the Tegsedi-Waylivra Agreement.

Right of first negotiation. Akcea has granted to us a ROFN to commercialize AKCEA-TTR-Lrx in the PTC Territory, subject to negotiation of the terms of a definitive agreement and certain other terms and conditions. Such a definitive agreement would provide for a royalty rate to be paid by us for AKCEA-TTR-Lrx equal to the royalty rate we have agreed to pay for Tegsedi under the Tegsedi-Waylivra Agreement, or in the mid-twenty percent range of net sales, and the term of such royalty payments would be the same as the term of the Tegsedi royalty payments. During a specified period in the

Agreement, neither Akcea nor Ionis may enter into an agreement or grant any license to AKCEA-TTR-Lrx that is inconsistent with PTC’s ROFN.

Termination. The Tegsedi-Waylivra Agreement will continue until the expiration of the last to expire royalty term with respect to all Products in all countries in the PTC Territory. Either party may terminate the Tegsedi-Waylivra Agreement on written notice to the other party if such other party is in material breach of its obligations thereunder and has not cured such breach within 30 days after notice in the case of a payment breach or 60 days after notice in the case of any other breach.

Shiratori

Overview. In connection with our acquisition of Censa Pharmaceuticals, Inc., or Censa, in May 2020, we became a party to a license agreement dated as of February 8, 2015, as amended, between Shiratori and Censa, or the Shiratori License Agreement. Pursuant to the Shiratori License Agreement, Shiratori granted Censa the sole and exclusive worldwide right and license, with the right to sublicense, under certain licensed know-how, or the Licensed Know-How, and licensed patents, or the Licensed Patents, relating to manufacturing processes and technology for sepiapterin, to research, have researched, develop, have developed, use, import, export, market, have marketed, offer for sale, sell and have sold, and otherwise commercialize any final pharmaceutical product in finished form containing sepiapterin as an active pharmaceutical ingredient, including PTC923, collectively the Sepiapterin Products, covered by the Licensed Patents or using the Licensed Know-How in all countries and territories of the world outside of Japan, or the Sepiapterin Territory.

Payments and Contingent Payments. Under the Shiratori License Agreement, we are obligated to pay to Shiratori a low single digit percentage of annual net sales of the Sepiapterin Products in each country in the Sepiapterin Territory until the expiration of the last-to-expire Licensed Patent controlled by Shiratori covering the relevant country followed by an obligation to pay a reduced royalty rate for a specified period of time thereafter. We are also obligated to pay to Shiratori certain regulatory and development milestones.

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

The other agreement, entered into in May 2010, relates to the research and development of small molecule compounds under our oncology platform, excluding emvododstat. Pursuant to this agreement, Wellcome Trust awarded us a $5.4 million grant, of which approximately $0.9 million was paid in connection with execution of the agreement and the balance of which was paid to us in 2010 and 2012 based on our achievement of specified milestones.

Development and commercialization.   We own all intellectual property that arises from the conduct of the research programs under these funding agreements, which we refer to as program intellectual property, and are responsible for developing and commercializing the program intellectual property, including unesbulin (for our oncology platform), and other compounds. However, we will require Wellcome Trust’s written consent prior to any such development or commercialization. If Wellcome Trust withholds such consent and we and Wellcome Trust are not able to resolve

Wellcome Trust’s concerns, the parties have agreed to follow a specified dispute resolution procedure that gives neither party final decision-making authority.

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

Continuing financial obligations-oncology platform.   To the extent that we develop and commercialize program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product under our oncology platform, excluding emvododstat. We made the first development milestone payment of $0.8 million to Wellcome Trust under this agreement during the second quarter of 2016. Additional development and regulatory milestone payments up to an aggregate of $22.4 million may become payable by us under the agreement. For example, in the event a Phase 2 clinical study of a research program candidate, such as unesbulin, is commenced, a milestone payment of $2.5 million would become payable by us to Wellcome Trust upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. We expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the second quarter of 2022 and we expect to initiate a registration-directed Phase 2 trial of unesbulin for the treatment of DIPG in the third quarter of 2022.

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

In addition, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. We have the option to pay the initial $30 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of our common stock.

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

As of January 31, 2022, our patent portfolio included a total of 142 active U.S. patents and 67 pending U.S. non-provisional patent applications, including continuations and divisional applications, that are owned, co-owned, or exclusively in-licensed.  Our patent portfolio also includes numerous International and ex-U.S. patents and patent applications. The patent portfolio includes patents and patent applications with claims including composition of matter, pharmaceutical formulation and methods of use of our commercial products including ataluren, the active ingredient in the formulated product Translarna, and risdiplam, the active ingredient in the formulated product Evrysdi.

The patent rights relating to ataluren owned by us consist of 42 issued U.S. patents relating to composition of matter, methods of use, formulations, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be scheduled to expire in 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. We have patent rights that are the subject of granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own 14 European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. Granted European patents will expire in 2024 for those patents drawn to composition of matter, in 2026 and 2027 for those patents drawn to dosing regimen, and in 2027 for those patents drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time from an Investigational New Drug application’s effective date until the approval date while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension based on Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended.

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

We have no patents covering Emflaza or the approved use of Emflaza. We rely on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States.  See “Item 1. Business-Government Regulation” for further information regarding the exclusivity periods that we expect to rely on.

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

Manufacturing

Other than as described below with respect to certain of our gene therapy product candidates, we do not currently own or operate functional manufacturing or distribution facilities for the production of clinical or commercial quantities of our products or product candidates or compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical and commercial supplies of our products or product candidates that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing.

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

We currently obtain our supplies of Translarna and most of our other products and product candidates from our third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a validated manufacturer, we believe that there are a number of potential replacements for each of our outsourced services, however we likely would experience delays in our ability to supply Translarna to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.

We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance for use in the United States. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled pursuant to two different exclusive supply agreements assumed by us in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of pre-filled Emflaza oral suspension bottles pursuant to one of these agreements, which has an automatic renewal provision subject to the termination rights of each party. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of Emflaza, we are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.

If our drug substance provider or either of our drug product manufacturers was to be unable to provide drug substance or manufacture Emflaza product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, as we presently have no patent rights to protect the approved use of Emflaza, we rely on market exclusivity periods available to us under the Orphan Drug Act to commercialize Emflaza for DMD in the United States. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of the drug’s orphan exclusivity in the United States, which would have a material adverse effect on our ability to generate revenue from sales of Emflaza.

Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available subject to supply chain disruptions. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. While we have experienced delays in receiving certain raw materials in connection with supply chain disruptions caused by the COVID-19 pandemic, we maintain inventories for such materials such that these delays did not affect or delay our manufacturing in 2021, and no manufacturing delays are currently expected in 2022. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities or internally, in the case of our gene therapy platform.

We currently have contracts with multiple pharmacy and hospital distributors in the EU that distribute Translarna for limited commercial and EAP programs. We have engaged with third party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf.

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

Pursuant to the Tegsedi-Waylivra Agreement, we have entered into a master supply agreement with Akcea whereby Akcea or its affiliates will manufacture and supply, or cause to be manufactured and supplied, Tegsedi and Waylivra in quantities sufficient to support the commercialization of Tegsedi and Waylivra in the PTC Territory. This is currently the only manufacturing and supply agreement that we have entered into for the drug substance of Tegsedi and Waylivra. If the master supply agreement is terminated and we are unable to find an alternative third party contractor, we may encounter delays in manufacturing Tegsedi and Waylivra.

We have a commercial manufacturing services agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, to provide sufficient quantities of our PTC-AADC program materials to meet anticipated clinical trial and potential commercial scale demands. In 2021, we began cGMP manufacturing (as defined below) of clinical material at our leased biologics manufacturing and laboratory space located in Hopewell Township, New Jersey, or the Hopewell Facility, for certain of our gene therapy product candidates other than PTC-AADC. We still rely on third-party manufacturers to complete product testing for all of our gene therapy product candidates that we manufacture at the Hopewell Facility as well as to provide sufficient quantities of certain program materials that we have not yet transitioned to the Hopewell Facility. We have personnel with manufacturing and quality experience to oversee our contract manufacturers.

We also expect to use the Hopewell Facility in the production of plasmid DNA and AAV vectors for gene therapy applications for potential external customers.

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

Customers

During 2021, our product revenue was primarily attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors.

Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

Emflaza for treatment of DMD is available on a commercial basis throughout the United States. We utilize six specialty pharmacies to sell and distribute Emflaza to patients. The specialty pharmacies receive prescription orders for Emflaza directly from physicians and ship Emflaza directly to the end-user upon fulfillment of the order. As such, there is very little inventory of Emflaza stocked. The ultimate payor for Emflaza is typically a state health insurance program or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

During 2021, two of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 16, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

Translarna and Emflaza can generally only be returned if agreed upon in writing by us and the product is not opened nor in receipt by the final user, except in the case of quality issues associated with the product. Product is generally shipped when a specific patient is approved by the applicable government or insurer and an individual prescription has been written. The right of return is eliminated as a matter of course when the product is dispensed to patients. Other than in connection with our transition to a new third party distributor, we have never had a request for a return of a material amount of product for either Translarna or Emflaza.

In some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. For example, as a result of the COVID-19 pandemic, the Brazilian Ministry of Health is continuing to experience significant delays processing centralized group purchase orders. Almost all of our Brazilian product revenue for Translarna is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil. Similarly, Translarna orders placed through a distributor for the Ministry of Health of the Russian Federation are also intended to cover multiple months of therapy. Any fluctuations in quarterly net product sales in Russia resulting from these centralized group purchase orders may also be exacerbated by any delays.

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

Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of FCS are currently available on a commercial basis in multiple countries outside of the United States and we have the right to commercialize these products in the PTC Territory. We have received marketing authorization from ANVISA for Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS in Brazil. We have initiated our commercial launches of Tegsedi for the treatment of hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS in Brazil. The marketing authorizations of Tegsedi and Waylivra in Brazil are subject to renewal every five years. We have also made both Tegsedi and Waylivra available in certain countries within the PTC Territory through EAP Programs. Our ability to make Tegsedi and Waylivra available via EAP programs within the PTC Territory is largely dependent upon the maintenance of the marketing authorizations in the EU, which in the case of Waylivra, is subject to certain conditions.

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

The competition for our products and product candidates includes the following:

●	Translarna for nmDMD. There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics, or Sarepta, has received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including, Daiichi Sankyo (DS-5141)), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Sarepta (SRP-9001), Pfizer (PF-06939926) and Solid Biosciences (SGT-001).
●	Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma and Santhera are developing a glucocorticoid antagonist (vamorolone) for DMD patients with anticipated NDA filing in 2022.
●	Evrysdi. Evrysdi also faces competition. For example, in December 2016, the FDA approved Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, to treat SMA. Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018) is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK-015), Roche Pharmaceuticals (RO7204239) and Cytokinetics (reldesemtiv).
●	Waylivra. Waylivra faces competition from drugs like Myalept (metreleptin). Myalept, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Ionis is developing AKCEA-APOCIII-LRx for the treatment of FCS.
●	Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including Alnylam (vutrisiran), BridgeBio Pharma (AG 10), Proclara Biosciences (NPT 189), Prothena (PRX 004) and SOM Biotech (tolcapone).
●	PTC-AADC. Currently, no treatment options are available for the underlying cause of AADC deficiency, and care is limited to palliative options with significant burden on caregivers. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
●	PTC518 for Huntington’s disease. There are currently no drugs or disease-modifying therapies approved to delay the onset or slow the progression of Huntington disease. However, Novartis (branaplam), uniQure (AMT-130), Roche and Ionis (tominersen) and Wave Life Sciences (WVE-003) are all developing product candidates for treatment of Huntington disease.
●	Vatiquinone for Friedreich ataxia. While there are currently no disease modifying treatment options available for Friedreich ataxia, omaveloxolone, which is being developed by Reata Pharmaceuticals and RT-001, which is being developed by Retrotope, are each late stage product candidates being investigated for the treatment of Friedreich ataxia.
●	Vatiquinone for mitochondrial disease associated seizures. There are no disease modifying drugs approved for the treatment of mitochondrial disease associated seizures and we are not aware of any late-stage development product candidates for mitochondrial disease associated seizures.
●	PTC857 for ALS. Current standard of care for ALS is Rilutek (riluzole), currently available as a generic and other formulations, and Radicava (edaravone). Amylyx Pharmaceuticals (AMX-0035) has submitted an NDA to the FDA and an MAA to EMA. There are multiple other late stage product candidates being developed for the treatment of ALS including Ionis (Jacifusen), Clene Nanomedicine (CNM-Au8), MediciNova (Ibudilast), AB Science (AB-1010 mastinib mesylate), and Prilenia Therapeutics (Pridopidine).
●	PTC923 for PKU. If approved, PTC923 could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Furthermore, Homology (HMI-102) and BioMarin (BMN 307) each are developing gene therapy product candidates for the treatment of PKU.
●	Unesbulin for LMS. First line treatment for LMS is surgery where appropriate and then chemotherapy options including doxorubicin, gemcitabine, dacarbazine and docetaxel for unresectable metastatic disease. For second line treatment, two drugs are approved for soft tissue sarcoma including LMS and these are Yondelis (trabectedin) and Votrient (pazopanib). Most LMS patients require multiple lines of therapy.
●	Unesbulin for DIPG. There is no approved treatment for DIPG and very little improvement have been observed over the past 40 years. The current standard of care is radiation therapy which can shrink the tumor, though response is transient.
●	Emvododstat for COVID-19. If approved, emvododstat could face significant competition as many other companies and governmental organizations have expended resources to find a treatment for COVID-19. The FDA has approved the use of the Pfizer and Moderna COVID-19 vaccines and authorized the use of the Johnson & Johnson COVID-19 vaccine in the United States. The FDA has approved Gilead’s antiviral drug Velkury (remdesivir) for the treatment of COVID-19. The FDA has also granted emergency use authorizations to Merck’s molnupiravir, Pfizer’s Paxlovid (nirmatrelvir tablets and ritonavir tablets, co-packaged for oral use) and monoclonal antibodies, among other products, for the treatment and prevention of COVID-19.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and sales and export and import of biopharmaceutical products such as those we are developing. In addition, sponsors of biopharmaceutical products and drug products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and ex-U.S. statutes and regulations require the expenditure of substantial time and financial resources. See “Item 1A. Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for important information regarding some of the risks to our business arising as a result of government regulation.

U.S. government regulation

In the United States, the FDA regulates drugs and biologic products, including gene therapy products, under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drugs and biologic products. Applications to the FDA are required before conducting human clinical testing of drugs or biologic products. Failure to comply with the applicable FDA requirements at any time pre- or post-approval may result in a delay of approval or administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications or supplements, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, operating restrictions such as the total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution, among other actions further described in this filing. Any agency or judicial enforcement action could have a material adverse effect on us.

Regulatory requirements governing our business are also evolving. For example, the FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products. Moreover, in light of the COVID-19 pandemic, the FDA has issued a number of guidance documents to assist companies navigating product development and manufacturing concerns raised by COVID-19 and with respect to products intended for COVID-19.

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

Clinical Trials

Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and subsequent protocol amendments must be filed with the FDA as part of the IND. In accordance with GCP requirements, all research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, the informed consent form, and communications to study subjects before a study commences at the site. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. In the case of certain gene therapy studies, an IBC at the local level may also review and maintain oversight over the particular study, in addition to the IRB. If the product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This ‘‘rolling review’’ is available if the applicant provides and the FDA approves a schedule for the remaining information. Applicable user fees must also be paid before the FDA will commence its review. In some cases, a Fast Track product may be eligible for accelerated approval or priority review.

The FDA may give a priority review designation to product candidates that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. A priority review means that the goal for the FDA is to review an application within six months, rather than the standard review of ten months under current Prescription Drug User Fee Act, or PDUFA, guidelines.

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

In addition, an applicant that receives an RTF can, in some circumstances, appeal the decision using the FDA’s dispute resolution procedures. After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether a product meets FDA’s approval standard and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has set the review goal of completing its review of 90% of all standard applications for new molecular entities and original BLAs within ten months of the 60-day filing date. Under the FDA’s priority review program, however, the FDA set a review goal of completing its review of 90% of all applications for products that, if approved, would present significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions, within 6 months of the 60-day filing date. The FDA does not always meet its PDUFA goal dates for review of NDAs or BLAs. The review process and the PDUFA goal date may be extended by additional three-month review periods whenever the FDA requests or the NDA or BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle. Additionally, this review period may change as the PDUFA statute must be reauthorized by Congress by September 2022. If, however, an application is filed with the FDA over protest, the FDA generally will not review amendments to the application during any review cycle and will not issue information requests to the applicant during the agency’s review.

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

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued, and continues to issue, various guidance documents regarding the development and commercialization of gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical and nonclinical assessment of gene therapies; the design and conduct of clinical trials, the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term patient and clinical study subject follow up and regulatory reporting. The FDA also issued guidance documents that address gene therapy considerations during the COVID-19 pandemic and a draft guidance specific to the development of gene therapy products for neurodegenerative diseases as such products may face special challenges related to CMCs and clinical and preclinical development, due to the nature of the products and potential patient population (e.g., children), the heterogeneity of neurodegenerative disorders, the route of administration, the volume of the product that can be administered, the delivery device, and the study population size.

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

The FDA also has the authority to require a specific REMS to ensure the safe use of the drug or biologic. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the product, the seriousness of the disease or condition to be treated, the expected benefit of the product, the duration of treatment, the seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the product’s risks, limitations on who may prescribe or dispense the product, or other measures that the FDA deems necessary to assure the safe use of the drug. The REMS strategy must be approved by the FDA. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on an approved product if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the product’s benefits outweigh its risks.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of most of our product and product candidates. However, in 2021, we began cGMP manufacturing of clinical material at the Hopewell Facility for certain of our gene therapy product candidates other than PTC-AADC. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, among other consequences further described in this filing, that could delay or prohibit further marketing.

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

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA recently issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers.

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

Orphan drug designation.

We have received orphan drug designation from the FDA for Translarna for the treatment nmDMD, PTC-AADC for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, PTC-FA for the treatment of Friedreich ataxia, PTC-AS for the treatment of Angelman syndrome, PTC923 for the treatment of hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, emvododstat for the treatment of AML and unesbulin for the treatment of LMS and DIPG. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. The tax advantages, however, were limited in 2017 Tax Cuts and Jobs Act. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the

FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or the same drug or biologic for different indications. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. The FDA awarded an orphan drug designation to Emflaza for the treatment of patients five years and older with DMD and approved Emflaza on February 9, 2017, as the first corticosteroid approved in the United States for the treatment of patients with DMD, granting Emflaza orphan drug exclusivity for this disease as of the date of approval. The FDA also approved the use of Emflaza for the treatment of patients 2 years to up to 5 years old with DMD on June 7, 2019, granting orphan drug exclusivity as of the date of this second approval.

Orphan product sameness decisions are an evolving space. The FDA recently issued a final guidance document on how the agency will determine the “sameness” of gene therapy products. Pursuant to the guidance, “sameness” will depend on the products’ transgene expression, viral vectors groups and variants, and other product features that may have a therapeutic effect. Generally, minor differences between gene therapy products will not result in a finding that two products are different. Any FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

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

Changes to the FDCA, however, have limited the future use of pediatric priority review vouchers. Under the law’s sunset provision, the drug or biologic must be designated by FDA for a rare pediatric disease no later than September 30, 2024, and approved no later than September 30, 2026, unless the law is reauthorized by Congress. Accordingly, while PTC-AADC currently has a rare pediatric disease designation, if we cannot secure FDA BLA approval prior to September 30, 2026, we may not be able to receive the benefit of such designation.

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

Upon submission of an ANDA or 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacturer, use or sale of the drug product for which the application is submitted. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification.

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

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.”  The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity.  Further, pursuant to a recently enacted statute to enable biological product patent transparency, the reference product sponsor must provide patent information and patent expiry dates to FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and FDA have taken certain legislative and regulatory steps. For example, measures have been proposed and implemented to facilitate product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing 505(b)(2) NDA or ANDA drug products, or biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

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

Emergency Use Authorizations

While, in most cases, a therapeutic must be approved by the FDA pursuant to an NDA, an ANDA, or a BLA, before the product may be sold, when there is a public health emergency involving chemical, biological, radiological, or nuclear agents, including infectious diseases like COVID-19, new therapeutics may be distributed pursuant to an Emergency Use Authorization, or EUA.  Under an EUA, the FDA may authorize the emergency use of an unapproved medical product or an unapproved use of an approved product for certain emergency circumstances to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, and after the Secretary of the Department of Health and Human Services has issued a declaration of emergency or threat justifying emergency use. EUAs are intended to address serious or life threatening diseases or conditions caused by a chemical, biological, radiological, or nuclear agent, including emerging infectious disease threats, such as the COVID-19 pandemic. To receive an EUA, the product sponsor must demonstrate that the product “may be effective” in the prevention, diagnosis, or treatment of an applicable disease or condition. Additionally, the FDA must determine that the product’s known and potential benefits outweigh the known and potential risks. Further there must be no adequate, approved, and available alternative product for the indication. Potential alternative products may be unavailable if there are insufficient supplies to meet the emergency need.  The FDA may establish additional conditions on an EUA that are necessary to protect public health, including conditions related to information that must be disseminated to healthcare providers and patients, the monitoring and reporting of adverse events, and record keeping.  Conditions may also relate to how a product is distributed and administered and how a product is advertised.  Importantly, EUAs are not full marketing approvals.  Rather, EUAs are only effective for the duration of the applicable EUA declaration. Full approval of the product under applicable standards established under the FDCA would be necessary to continue to distribute the product absent an EUA.  EUAs may also be revised or revoked by the FDA at any time.

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

Regulation in the European Union

We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Becker muscular dystrophy and aniridia – but have only received marketing authorization for Translarna for the treatment of nmDMD. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and, in the event of a successful application for a centralized EU marketing authorization, 10 years of EU market exclusivity. During this market exclusivity period, neither the EMA, nor the European Commission nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

Clinical Trial Developments. The structure and general regulation of clinical trials for both small molecule and biological medicines in the EU is similar to that in the United States. Separately, a new regulation, (EU) No.536/2014, regarding clinical trials of medicinal products for humans is included in the European regulatory framework and fills a series of regulatory gaps in the clinical trials regime through the creation of a uniform framework for the authorization of clinical trials by all interested EU member states with a single assessment of the results. The regulation (which came into effect on January 31, 2022) is thus intended to facilitate cross-border cooperation through streamlining of the rules on clinical trials across the EU, including by requiring the submission of clinical trial authorization applications via a new electronic EU portal.

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

Off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict our promotional activities with healthcare professionals. In addition, legislation adopted at the EU level and by individual EU member states require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited. ATMP legislation lays down certain minor extra labelling requirements for ATMPs.

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

Falsified Medicines Directive – As of February 2019, new legislation required manufacturers of marketed prescription medicines to place safety features on all medicines and contribute financially to the establishment of a verification system allowing the authenticity of a medicine to be assessed at the time of supply to the patient. Under the legislation, all packages of prescription medicines placed on the market in Europe have to bear two safety features: a unique identifier in the form of a two-dimensional data matrix (barcode) and an anti-tamper device. In addition, ATMP legislation requires a procedure for tracing the product and its starting and raw materials from its source to the site where the product is used.

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

Pharmaceutical Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state and ex-U.S. governments, and the prices of pharmaceuticals have been a focus of this effort. Ex-U.S. governments, the U.S. government, and state legislatures have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, increases in rebates paid, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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

In the United States, federal price reporting laws require manufacturers to calculate and report complex pricing metrics used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed pharmacies and other providers by the Medicaid and Medicare programs. Various state healthcare programs similarly obligate us to report drug pricing information that is used as the basis for their reimbursement of pharmacies and other healthcare providers and the negotiation of supplemental rebates. Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information. Some government healthcare programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and may cap price increases, or require negotiation of supplemental rebates for new drugs entering the market at price points determined to be high. Refusal to negotiate supplemental rebates can negatively affect market access and provider reimbursement. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries may result in criminal, civil, or administrative sanctions or enforcement actions, and expose us to federal civil False Claims Act, or the False Claims Act, liability.

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

Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example, in the United States, healthcare reform measures under the Affordable Care Act, contain provisions that may affect the profitability of drug products. However, since its passage, Congress has repealed and amended certain provisions of the Affordable Care Act, repeal efforts may occur again, and legal challenges to the Affordable Care Act may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and underscore the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of, or rebates paid by manufacturers for, healthcare items and services. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act, or ACA. More recently,

Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020.  The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also recently went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  This rule now has been rescinded, but similar programs have been described in recent legislative proposals.  These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Freedom of Information Requests and Affirmative Disclosures

We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization application for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the EU to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We appealed the General Court’s decision to the Court of Justice of the EU, or CJEU, but the CJEU dismissed our appeal in January 2020 and released the information to the requester. In addition, under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information is now subject to automatic public disclosure. Further, under the Clinical Trials Regulation 536/2014, the sponsor of an EU trial must submit a summary of the results to an EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization the applicant must submit the clinical study report 30 days after MA has been granted, refused or withdrawn. Subject to our limited ability to review and redact a narrow sub-set of confidential commercial information, these new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.

Fraud and Abuse Laws

Any present or future arrangements or interactions with third-party payors, healthcare providers and professionals, hospital and healthcare organizations, patients and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made in whole or in part under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. HHS recently promulgated a regulation that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees.  Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor.  Recent legislation delayed implementation of this portion of the rule until January 1, 2026, and further proposed legislation would permanently prohibit implementation of the rule beginning in 2026. Our practices may not always meet all of the criteria for safe harbor protection. A person or entity need not have knowledge of the statutes or the specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer and its products from participation in federal healthcare programs, debarment from federal government procurement and non-procurement programs, criminal fines, and imprisonment. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

The federal civil False Claims Act imposes civil liability and penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using, or causing to be made or use a false record or statement material to a false or fraudulent claim, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Claims under the federal civil False Claims Act may be initiated by whistleblowers, who receive substantial financial incentives to come forward, through qui tam actions and pursued even if the government declines to intervene. Intent to deceive is not necessary to establish civil liability, which may be predicated on deliberate indifference or reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and healthcare companies. These investigations have involved, for example, allegations of improper financial relationships with referral sources, providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. A violation of the federal Anti-Kickback Statute is a per se violation of civil False Claims Act. Potential liability under the federal civil False Claims Act includes treble damages and significant per claim penalties. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from federal government procurement and non-procurement programs and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.

The Affordable Care Act authorized the imposition of civil monetary penalties on manufactures participating in the 340B program for failure to charge the statutory ceiling price, and required HHS to promulgate regulations establishing the standards for implementing this Civil Monetary Penalty, or CMP, authority. CMS’ final CMP rule went into effect January 1, 2019.

The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to federal healthcare programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”), after which the recipient of the overpayment incurs federal civil False Claims Act liability. The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. In 2014 and 2016, the CMS released regulatory guidance (in the form of final rules) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, except if a manufacturer is a direct recipient of payment by an agency such as a research grant but may impact their customers and potential customers who are Medicare providers, suppliers, and plans.

The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under

Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to certain payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives licensed in the United States and to teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Payments made to physicians, other principal investigators and certain research institutions for research, including clinical trials are included within the ambit of this law. Such information is made publicly available by CMS in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for each payment, transfer of value or ownership or investment interest not timely and accurately reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare professionals in those states. Depending on the state, legislation may prohibit various other marketing related activities, such as gift bans, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain European Union member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations, or EFPIA, have published codes of conduct to which its members have agreed to abide, that require the public disclosure of payments made to healthcare professionals and healthcare organizations. In some countries (including France, Denmark and Portugal) such requirements are enforceable by law.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery of, or payment for, healthcare benefits, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and similar state laws also impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information, known as protected health information. Among other things, the HITECH Act and its implementing regulations make HIPAA’s security and certain privacy standards directly applicable to “business associates,” defined as persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA.

Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the European General Data Protection Regulation, or GDPR, United Kingdom’s implementation of the GDPR and equivalent Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer restrictions and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are potential risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). The European, UK and Swiss legislation only permits data export to countries where there is adequate protection or where other controls are in place such as data export agreements. In July 2020, the European Court declared the EU-US data ‘Privacy Shield’ invalid meaning that data transfers to the United States require other guarantees such as standard contractual clauses.  Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

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

Human Capital Resources

As of December 31, 2021, we had 1,177 employees, of whom 1,167 were employed on a full-time basis, and 96 consultants and contractors, of whom 85 were full-time. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

We believe that our growth and success is dependent on the contributions of our employees, as led by our executive officers. We focus significant attention on attracting, retaining, engaging and further developing talented and experienced individuals to manage and support our operations. In particular, recruiting and retaining qualified scientific, clinical, manufacturing, commercial, marketing and support personnel is critical to our success. Competition for these skilled personnel is high. We believe that our strong culture of teamwork and desire to be ever better helps us to attract and retain employees. To continue to build upon our culture, we have partnered with Gallup, Inc., or Gallup, a global analytics and advice firm with approximately 35 million respondents within its employee engagement database, to conduct employee engagement surveys from time to time. Our executive team reviews these Gallup employee engagement surveys to monitor employees’ needs, individual contribution, teamwork and growth.  Results allow target action plans to be created if needed. Our employees also complete Gallup’s CliftonStrengths talent assessment and attend related training sessions. These tools have been implemented to help our employees identify their core strengths and learn how to use these strengths to become more engaged and productive at work as well as to lead an overall more satisfied and healthier lifestyle. In 2021, we received the Don Clifton Strength-Based Culture Award, an award granted by Gallup to recognize organizations with workplace cultures that put the strengths of leaders, managers and employees at the core of how they work every day.

Based on external benchmarks, we offer employees a number of additional resources and tools to help in their personal and professional development, including career coaching, targeted leadership development for identified current and emerging leaders, internal and external development programs, professional assessment tools, a paid subscription to a digital on-demand career and management learning solutions platform and a wellness website through which employees may access information regarding scheduled healthy lifestyle activities, articles and other beneficial resources. To help newly hired employees, our global onboarding team conducts monthly surveys and focus groups and each newly hired employee is paired with a “buddy” to assist in their transition. Additionally, we require specialized leadership training for all employees that are responsible for the management of others within our organization. Our executive team routinely reviews employee turnover throughout the organization to monitor employee satisfaction.

We believe that we provide a competitive total rewards offering to our employees, with market competitive cash compensation, equity, and industry competitive company-paid benefits, including subsidized medical, and dental insurance and retirement plans, as well as group vision insurance, tuition reimbursement, fitness reimbursement and benefits and policies to support parental leave, family planning and child bonding. Total rewards offerings are established by employee positions, skill levels, experience, knowledge, and geographic location. In addition, to assist our employees during times of personal disasters that impact them and their families, we have established an employee relief program that is funded by our employees with corporate matches.

We are committed to hiring, developing and supporting a diverse and inclusive workplace, and continue to focus on extending our equality, diversity and inclusion initiatives across our workforce. All of our employees are required to adhere to our Code of Business Conduct and Ethics, and all relevant country regulations which sets forth the high level of integrity, legal compliance and patient-centric focus expected of all our employees. We have a Chief Culture and Community Officer who is responsible for maintaining and building upon our culture, ensuring a strong and engaged workforce, and organizing outreach to our external communities. A core element of these responsibilities includes overseeing an equality, diversity and inclusion, or ED&I, program which is managed by an ED&I professional, who routinely meets with our executive committee.  Our ED&I program uses awareness and education, talent development, employee resource groups and targeted focus groups with employees to present the opinions of our employees at all levels to our executive team. In addition, we completed our inaugural global Talent Pipeline Program, or the TPP, which was originally established in 2020 to benefit students that graduated during the COVID-19 pandemic, and in January 2022, we announced the launch of our 2022 TPP.  The TPP is a one-year global fellowship program aimed at providing recent diverse graduates real-world experience in the biopharmaceutical industry and related professions, including research, clinical, finance, commercial, marketing, compliance, quality, legal, information technology, human resources, government affairs, and communications. Participants are recruited form a global diverse group of institutions and networks and are provided mentorship, job coaching, career counseling, and leadership training.

In response to the continued COVID-19 pandemic and related mitigation efforts, we have maintained a COVID-19 task force, which consists of senior leaders from various departments within our organization and is responsible for the safety of our employees, consultants and contractors throughout the world and for the maintenance of our business continuity. Our COVID-19 task force continues to monitor and evaluate safety protocols and procedures to protect our workers as well as business essential operations. Our COVID-19 task force periodically provides updates to our executive team and our board of directors and provides timely communications to our employees. We have encouraged and, where possible, required all employees to be fully vaccinated against COVID-19.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus, COVID-19, causing respiratory illness emerged in the city of Wuhan in the Hubei province of China. Since that time, multiple other countries throughout the world, including the United States, have been affected by the spread of the virus. To date, responsive measures such as social distancing, vaccine mandates, travel bans and quarantines have been put into place in many countries throughout the world, including the United States. These responsive measures have had a significant impact, both direct and indirect, on business and commerce worldwide, as worker shortages have occurred, supply chains have been disrupted and facilities and production have been suspended or curtailed.

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

Furthermore, we have clinical trial sites located in countries that have been affected by COVID-19 that have been and may continue to be disrupted, including the United States. The disruption of our clinical trial sites has had an adverse impact on our clinical trial plans and timelines. The COVID-19 pandemic has also adversely affected our ability to timely enroll patients for our clinical trials which may delay the completion of clinical trials. For example, we have experienced delays in enrolling our registration-directed Phase 2/3 randomized, placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures as some patients have been unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic and we now anticipate results from this trial to be available in the fourth quarter of 2022. Such disruptions could result in significant delays or could require us to abandon a clinical trial altogether. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.”

Our ability to market and promote our products, as well as patient demand for our products may also be impacted.  Because access to healthcare providers and institutions has been limited in certain regions of the world, we have had to transition to virtual and online promotion to reach existing and potential customers in those areas.  Healthcare provider and institution restrictions and closures, as well as patient reticence to visit their physicians may also result in a decrease in product prescribing.

Significant suppliers and manufacturing located in countries that have been affected by COVID-19 may also be disrupted, which may affect our ability to procure items that are essential for our research and development activities and may cause disruptions or delays in our sales and commercialization efforts of approved products and clinical trials with respect to product candidates. For example, in response to the COVID-19 pandemic, China has at times imposed complete lockdowns of cities that have experienced a high number of COVID-19 cases. We contract with third-party manufacturers located in China that may be forced to shut down for an unknown amount of time if the Chinese government determines that there is a COVID-19 outbreak where they are located. Additionally, we have experienced delays in certain of our preclinical programs due to a shortage in non-human primates. Many manufacturers have also experienced shortages of key equipment and ingredients needed for product manufacturing. Our business and operations may be disrupted as resources, components and materials that are essential for our research and development, commercialization and manufacturing activities may be diverted towards the ongoing efforts to rapidly diagnose, find and distribute treatments or vaccines for COVID-19 and may not be readily available. The response to the COVID-19 pandemic may also redirect resources with respect to regulatory matters in a way that would adversely impact our ability to progress to regulatory approval. For instance, certain of the third-party development and manufacturing organizations that we contract with for analytical testing had previously prioritized materials and testing kits to support COVID-19 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources in 2020, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency in the EEA. Following a clock stop extension, we submitted responses to the EMA’s questions. We may also choose to redirect our own resources in a way that may adversely impact or delay certain of our programs. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “We contract with third parties for the manufacture and distribution of our products and certain of our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts. For certain of our product candidates, we may also directly engage in manufacturing, which will require significant expenditures and compliance with FDA’s manufacturing requirements.”

Furthermore, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For example, due to delays related to responsive measures to the COVID-19 pandemic taken in Europe, including travel bans and quarantines, the CHMP required additional time to complete its pre-approval inspections and imposed a clock stop extension with respect to our MAA for the treatment of AADC deficiency in the EEA. To the extent that inspections of facilities by governmental authorities are required, the review of our marketing applications or supplements may further be delayed as regulatory authorities, such as FDA, have significantly limited facility inspections during the pandemic.

Our own relationships with commercial customers and suppliers could be affected if the government places rated or allocation orders under the Defense Production Act, directly or through higher tier contractors, either with respect to our products or our partners’ supplies or products that may be related to the COVID-19 pandemic.  Specifically, the Defense Production Act provides the U.S. President with authority to direct private sector production in, among other circumstances, national emergencies. Once the Defense Production Act is invoked, federal agencies can use it to direct companies to prioritize the sale of goods to the federal government. On March 18, 2020, former U.S. President Donald Trump issued an executive order authorizing use of the Defense Production Act to acquire “health and medical resources needed to respond to the spread of COVID-19.” President Biden has also directed that executive agencies consider whether further use of the Defense Production Act is appropriate in support of the COVID-19 response effort. Invocation of the Defense Production Act to prioritize orders can result in diversion of Company products intended for our commercial customers to the government or interfere with our ability to obtain supplies and services necessary to our business.

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

In July 2017, an end-of-phase 2 meeting was held with the United States Food and Drug Administration, or FDA, and the clinical data from two completed PTC-AADC clinical trials, and non-clinical and manufacturing data available to date were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support a submission for a biologics license application, or BLA, without undertaking additional trials at this time. In late 2019, the FDA requested additional information concerning the use of the commercial delivery system for PTC-AADC in young patients. Based on the FDA input, including with respect to manufacturing, we are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States, which we anticipate submitting to the FDA in the second quarter of 2022. In April 2018, Agilis held a protocol assistance meeting with the Scientific Advice Working Party of the European Medicines Agency, or EMA, in anticipation of the expected submission of a Marketing Authorization Application, or MAA, in the European Union, or EU and received feedback indicating the clinical and non-clinical data available to date were sufficient to support a submission for an MAA without undertaking additional trials or studies at this time. In January 2020, we submitted an MAA to the EMA for PTC-AADC for the treatment of AADC deficiency in the EEA. However, certain of the third-party development and manufacturing organizations that we contract with for analytical testing have prioritized materials and testing kits to support COVID-19 testing, diverted employees to support COVID-19 related programs and reduced their workforce to comply with social distancing requirements imposed in connection with the COVID-19 pandemic. As a result of this shift in resources, we experienced a delay in generating analytical data needed to respond to questions sent by the EMA regarding our MAA for PTC-AADC for the treatment of AADC deficiency.  Following a clock stop extension, we submitted responses to the EMA’s questions. Subsequently, due to delays related to responsive measures to the COVID-19 pandemic taken in Europe, including travel bans and quarantines, the CHMP required additional time to complete its pre-approval inspections and imposed a clock stop extension with respect to our MAA for the treatment of AADC deficiency in the EEA. We expect an opinion from the CHMP in April 2022. There is no guarantee that we will be able to make our BLA submissions, or respond to the EMA’s additional data requests in support of our manufacturing process, within our expected timelines or that the FDA, upon making our BLA submission, or the EMA would not have additional comments or requirements with respect to the respective submissions that we would be required to address before such applications would be accepted for regulatory review or before obtaining regulatory approval, or that the FDA or the EMA will approve PTC-AADC for the treatment of AADC deficiency at all. Any delays in obtaining regulatory approval from either the FDA and/or the EMA, or if we never obtain regulatory approval from either the FDA and/or the EMA, could have a material adverse effect on our business, financial condition and results of operations.

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our gene therapy product candidates or otherwise harm our business.

The manufacture of gene therapy products and our other gene therapy product candidates, such as PTC-AADC, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events, including the COVID-19 pandemic, may delay the availability of material for clinical studies and commercial product for any of our gene therapy product candidates that may receive regulatory approval in the future. We presently contract a third party manufacturer to provide sufficient quantities of our PTC-AADC program materials to meet anticipated clinical trial and commercial scale demands. In 2021, we began cGMP manufacturing of clinical material at the Hopewell Facility for certain of our gene therapy product candidates other than PTC-AADC. We still rely on third-party manufacturers to complete product testing for all of our gene therapy product candidates that we manufacture at the Hopewell Facility as well as to provide sufficient quantities of certain program materials that we have not yet transitioned to the Hopewell Facility. To the extent we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

To meet our projected needs for commercial manufacturing, we or the third party from whom we currently obtain our commercial supply of PTC-AADC may need to increase the scale of production and confirm with the applicable regulatory authorities that the commercial material is comparable to the material used in clinical trials in addition to satisfying other regulatory obligations, or we will need to secure alternate suppliers. In general, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternate suppliers would be able to supply our potential commercial needs. To the extent that we decide to manufacture our own clinical and commercial supply as an alternative source of supply, there is no guarantee that we will be able to cost-effectively produce sufficient quantities of our program materials. Any switch from our current manufacturer would result in a significant delay, would require FDA approval, and cause material additional costs.

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

Due to the potential impact of the COVID-19 pandemic on the manufacture of gene therapy products, the FDA issued guidance concerning how sponsors and investigators may address these challenges.  This included recommendations regarding the conduct of risk assessments to identify, evaluate, and mitigate factors that may allow for the transmission of the COVID-19 virus by gene therapy products.

Any dependence upon others for the manufacture of our product candidates may also adversely affect our business, results of operations, financial condition and prospects, and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

We have limited experience manufacturing gene therapy products or product candidates on our own and could encounter problems and delays in operating our biologics manufacturing facility that could adversely affect our business.

In 2021, we began cGMP manufacturing of clinical material at the Hopewell Facility for certain of our gene therapy product candidates other than PTC-AADC. The Hopewell Facility requires substantial investment and significant expertise, and our management devotes substantial time to its operation. While some of our employees have experience with gene therapy manufacturing, we have previously never manufactured gene therapy product materials as a company and we may encounter unforeseen delays, equipment failure, labor shortages, natural disasters, power failures, transportation difficulties, quality control or other issues, including those resulting from compliance with regulatory requirements, as further described in these risks, that could prevent us from realizing the intended benefits of our manufacturing strategy. In addition, competition for skilled personnel within gene therapy manufacturing is intense and we may not be able to attract and retain these personnel on acceptable terms. Moreover, operating a manufacturing facility may cost more than we currently anticipate. If we experience any problems or delays with the Hopewell Facility, we may need to rely on contract manufacturers for the manufacturing of program materials that we intended to produce ourselves, which may cause additional timing delays due to the availability of contract manufacturers, and our business, financial condition and results of operations could be materially and adversely affected. We presently contract a third party manufacturer to provide sufficient quantities of our PTC-AADC program materials to meet anticipated clinical trial and commercial scale demands.

Additionally, while we expect to use the Hopewell Facility in the production of research and cGMP quality plasmid DNA and AAV vectors for gene therapy applications for potential external customers, we have never produced gene therapy product materials for third parties and we have yet to manufacture cGMP gene therapy product materials for our own clinical trials or commercialization. If we are unable to manufacture these product materials to the required specifications for the third parties we contract with, our business, financial condition, and results of operations could be materially adversely affected and we may become subject to regulatory actions. Similarly, if we experience a reduced product yield for our manufactured materials, due to manufacturing issues or otherwise, we may expend significant time and cost to remedy these issues and we may be delayed in our ability to supply product materials to our customers in an efficient manner, all of which could cause us to forgo sales, incur liabilities or lose customers, and materially adversely affect our business, financial condition and results of operations. Furthermore, we may be unable to identify and retain potential customers and we may encounter unforeseen delays that could prevent us from realizing the intended benefits of our third party manufacturing business. For additional information, see the risk factor under “Risks Related to Our Business” titled, “We contract with third parties for the manufacture and distribution of our products and certain of our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts. For certain of our product candidates, we may also directly engage in manufacturing, which will require significant expenditures and compliance with FDA’s manufacturing requirements.”

The process for administering PTC-AADC is complex and includes specific specialized requirements that could delay or prevent the regulatory approval of PTC-AADC for the treatment of AADC deficiency, limit its commercial potential or result in significant negative consequences following any potential marketing approval.

PTC-AADC is administered directly to the putamen in the brain using stereotactic surgery, a brain surgery requiring significant skill and training. There is little experience with such surgeries being used to deliver drugs and for such surgeries being performed on children. Delivery of PTC-AADC to the putamen also requires certain medical devices, which may result in our product candidate being deemed to be a combination product by FDA. This would potentially require additional development work and collaboration with medical device manufacturers, which may delay the submission of product candidate marketing applications and approval. It may also require compliance with certain of the FDA’s medical device regulations. If we are unable to engage with and train sufficient brain surgeons to perform the procedure properly, the availability of PTC-AADC for the treatment of AADC deficiency could be substantially diminished. The need to train brain surgeons to perform the procedures may also expose us to additional regulatory risks as our interactions with such healthcare providers must comply with all applicable laws and regulations. For example, if PTC-AADC receives approval in the United States, such interactions would need to comply with FDA’s laws and regulations on product promotion, as well as laws and regulations related to healthcare fraud and abuse. As a result, we will need to invest significant resources to ensure all personnel and contractors are adequately trained on these requirements and to monitor their conduct.

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

Some of the raw materials and other components required in our manufacturing process are derived from diverse biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, supply chain disruption, including disruptions caused by the COVID-19 pandemic, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the production of clinical material, which could materially and adversely affect our development and commercialization timelines, including with respect to PTC-AADC for the treatment of AADC deficiency, and our business, financial condition and results of operations.

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

Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of PTC-AADC for the treatment of AADC deficiency or our other gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for PTC-AADC or our other gene therapy product candidates.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products, including potential one-time gene therapies, such as PTC-AADC for the treatment of AADC deficiency. In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Expensive specialty drugs in particular are often subject to restriction. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. Currently, there is limited experience with Centers for Medicare and Medicaid Services’, or CMS, coverage of gene therapy products. We cannot be assured that Medicare or Medicaid will cover our product candidates that may be approved or provide reimbursement without restriction and at adequate levels to realize a sufficient return on our investment. Our rebate payments may increase or our prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Moreover, reimbursement agencies in the EU may be more conservative than CMS. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval. Additionally, within Europe, each country has its own reimbursement regime employing various health technology assessment approaches to assess the cost-effectiveness of the product (in the United Kingdom a HTA assessment is conducted by NICE) which may significantly affect the effective access to the market.

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

As we presently have no patent rights to protect the approved use of Emflaza, we rely on the market exclusivity periods currently available to us under the Orphan Drug Act to commercialize Emflaza for DMD in the United States. Failure to maintain the market exclusivity period, maintain our marketing authorization for Emflaza in the United States, or timely execute our commercialization plans for Emflaza, would have a material adverse effect on our business, financial position and results of operations.

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

If we do not successfully maintain our marketing authorizations for our products, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. The success of our products will depend on a number of additional factors, including the following:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;
●	the timing, scope and outcome of commercial launches;
●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;
●	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;
●	successful identification of eligible patients;

●	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	global trade policies;
●	a continued acceptable safety profile of the drug;
●	the costs, timing and outcome of post-marketing studies and trials required for our products, including, with respect to Translarna, Study 041;
●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and, including with respect to Emflaza, whether we are able to maintain market exclusivity periods under the Orphan Drug Act;
●	whether, with respect to Translarna, we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;
●	our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations;
●	the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome; and
●	protecting our rights in our intellectual property portfolio.

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

In order to continue to generate revenue from Translarna, we must maintain our marketing authorizations in the EEA and Brazil for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older, maintain our marketing authorization for Translarna in Russia for the treatment of nmDMD in patients aged two years and older and we also may need to receive or maintain marketing authorizations in other territories. The marketing authorization in the EEA is conditional and subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment, as well as the specific obligation to complete and report the results of Study 041 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We expect results from the placebo-controlled trial of Study 041 to be available in mid-2022. We then expect to submit a report on the placebo-controlled trial and the open-label extension data from Study 041 that has been collected to date to the EMA by the end of the third quarter of 2022, as required. The marketing authorization was last renewed in June 2021 and is effective, unless extended, through August 5, 2022. In February 2022, we submitted a marketing authorization renewal request to the EMA.

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

In the first quarter of 2017, we filed our Translarna NDA for nmDMD with the FDA via the “file over protest” process that allows a company to have its NDA filed and reviewed when there is a disagreement with regulators over the acceptability of the NDA submission. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. We expect results from the placebo-controlled trial of Study 041 to be available in mid-2022, and subject to a positive outcome in that study, we expect to re-submit the NDA.

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

We may pursue the accelerated approval pathway for Translarna, pending the results of Study 041. However, the FDA may determine that Translarna does not qualify for accelerated approval. Moreover, even if we do ultimately receive approval for Translarna in the United States, if such approval is via the accelerated approval pathway, we will need to complete a post-approval study confirming Translarna’s clinical benefit.  This study would likely require substantial time, effort, and funds.  Furthermore, if Translarna is ultimately approved through the accelerated approval pathway, we would be subject to additional regulatory requirements, such as the pre-submission of promotional materials to FDA and potential restrictions, such as distribution restrictions, to assure the product’s safe use. Accelerated approval would also subject us to the risk of expedited FDA withdrawal procedures if we do not conduct required post-approval studies, such studies do not meet FDA’s standards, such studies do not confirm the product’s clinical benefit, or FDA finds that any post market restrictions are inadequate to assure the safe use of the product, among other circumstances. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny.  Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.  Due to these and other uncertainties, we are unable to estimate the timing or potential for a launch of Translarna for the treatment of nmDMD in the United States or the cost or effort required to receive FDA approval for Translarna and meet FDA’s regulatory requirements both before and after approval. Even if we receive approval for Translarna, there is no guarantee that we would be able to maintain such approval.

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

If the FDA, the EMA and other regulators do not agree with our interpretation of the results of the clinical data from our trials, and, when and if completed, Study 041 and related analyses, or otherwise do not view the results of these trials as favorable; if we are required to conduct additional clinical trials or other testing of our products or product candidates that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may, among other things:

●	be unable to successfully maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD, which is subject to annual review and renewal following reassessment of the benefit-risk balance of the authorization by the EMA;
●	be unable to successfully maintain our marketing authorization in Brazil or Russia for Translarna for the treatment of nmDMD;
●	be unable to successfully maintain our marketing authorization in other countries that we have received approval for Translarna for the treatment of nmDMD;
●	be delayed in or unable to obtain marketing approval in the United States for Translarna or any other product candidates, including supplemental application approvals for any products that receive approval;
●	be delayed in obtaining additional marketing authorizations, or not obtain additional marketing authorizations at all, for Translarna for the treatment of nmDMD;
●	be delayed in obtaining marketing authorizations, or not obtain marketing authorizations at all, for our other product candidates;
●	obtain approval for indications, uses or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	obtain approval with labeling that does not include claims that are necessary or desirable for the successful commercialization of the product or product candidate;
●	be subject to additional post-marketing requirements or restrictions, such as post-approval studies or REMS;
●	have the product removed from markets after obtaining applicable marketing authorizations; or
●	not be permitted to sell Translarna under some or any reimbursed EAP programs.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

●	clinical trials of our products or our product candidates may produce negative or inconclusive results for the necessary study endpoints, our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;
●	the number of patients required for clinical trials of our product and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;
●	clinical trial sites or enrolled patients may be negatively affected by the COVID-19 pandemic, resulting in delays and disruptions in completing clinical trials, such as the delays we have experienced in enrolling our registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures trial as some patients have been unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic;
●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study, increase the needed enrollment size for the study or extend the study’s duration;
●	we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
●	we may enroll patients at clinical trial sites in countries that are inexperienced with clinical trials in general, or with the indication that is the subject of the trial;
●	we may enroll patients at clinical trial sites in countries that have a different standard of care for patients in general, or with respect to the indication that is the subject of the trial. Regulatory authorities, such as the FDA, may also not accept data generated at international clinical trial sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require us to submit additional data, conduct additional studies or amend our investigational new drug application, or IND, or comparable application or protocols prior to commencing a clinical trial;
●	we may fail to reach an agreement with regulators, institutional review boards, institutional biosafety committees, or independent ethics committees regarding the scope, design, or implementation of our clinical trials. For instance, the FDA or comparable ex-U.S. regulatory authorities may require changes to our study design that make further study impractical or not financially prudent;
●	we may have delays in reaching or may fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations;
●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
●	we may have to suspend or terminate clinical trials of our products or our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;
●	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;
●	our products or our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards, institutional biosafety committees or independent ethics committees to suspend or terminate the trials;
●	regulators may require us to perform additional or unanticipated clinical or preclinical trials, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval or we may be subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;
●	there may be changes in the applicable regulatory authorities’ approval policies or review, statutes, or regulations, which may render our data insufficient to obtain marketing approval;

●	we may decide that it is no longer in our business interest to continue a development program;
●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	the FDA or comparable ex-U.S. regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	the FDA or comparable ex-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes for clinical and future commercial supplies, the Hopewell Facility or our contract manufacturer’s manufacturing facility;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable ex-U.S. regulatory authorities to support the submission of a marketing application, or other comparable submission in ex-U.S. jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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

Additionally, following the FDA’s recommendation to collect dystrophin data using validated quantification methods, we initiated Study 045 to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. Study 045 did not meet its pre-specified primary endpoint.

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

Many of the indications we are currently pursuing for our products and product candidates are characterized by relatively small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, there is significant competition, including from other companies and governmental organizations, to find treatments for COVID-19 which may affect the patient enrollment of our studies of emvododstat for COVID-19.

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

For example, we have experienced delays in enrolling our registration-directed Phase 2/3 randomized, placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures as some patients have been unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic and we now anticipate results from this trial to be available in the fourth quarter of 2022.

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

In addition, we may be obligated to perform certain FDA post-marketing requirements in connection with any product approvals that we may receive. If we or others identify previously unknown side effects, whether pursuant to these post-marketing requirements, or otherwise, and in particular if such side-effects are severe, or if known side effects are more frequent or severe than in the past then our marketing authorizations may be restricted or withdrawn, changes may be required to the product’s label, sales may be adversely impacted, we may be required to undertake additional studies or trials, and government investigations or litigation, including product liability claims, may be brought against us. Additionally, if the safety warnings in our product labels are not followed, adverse medical situations in patients may arise, resulting in negative publicity and potential lawsuits, even if our products worked as we described. Any of these occurrences would limit or prevent us from commercializing our products, which would have a material adverse effect on our business, financial results and operations.

Our product candidates, including our gene therapy product candidates, may be subject to marketing and distribution restrictions that could limit our ability to successfully market and distribute those products, and limit the ability of physicians to prescribe and administer such products.

Our product candidates, including our gene therapy product candidates, if approved, may be subject to restrictions on product labeling, marketing, distribution, prescribing, and use, which could increase our cost to commercialize such products and decrease our ability to generate product revenue. One such restriction may be risk evaluation and mitigation strategies, or REMS. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the product’s risks, limitations on who may prescribe or dispense the product, or other measures that the FDA deems necessary to assure the safe use of the product. Several gene therapy products that have been approved by FDA have required substantial REMS.  If any of our product candidates are subject to REMS, it may require a significant investment in time and funds to implement such REMS and may harm our results of operation.

Any of our products or any other product candidate that receives marketing authorization, if any, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Although Translarna is currently authorized by the EMA for marketing for the treatment of nmDMD, such marketing authorization is subject to the specific obligation to conduct and submit the results of Study 041 to the EMA and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA. Even if our marketing authorization in the EEA and other territories where we currently have approval for Translarna for the treatment of nmDMD is maintained, or we are successful in obtaining marketing authorization for Translarna for other indications or territories, such product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. In addition, Emflaza for the treatment of DMD in the United States or any of our other products or product candidates that receive marketing authorization, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Third-party payors may require prior authorizations or failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product, including Emflaza or Translarna. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.

The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the limitations or warnings contained in the product’s FDA-approved labeling;
●	the claims we may make for a product, based on the approved label;
●	distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a REMS or voluntary risk management plan;
●	the ability to offer our products or product candidates for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement;
●	adverse publicity about our products or product candidates or favorable publicity about competitive products or product candidates; and
●	any restrictions on concomitant use of other medications.

In addition, because we are developing Translarna for the treatment of different indications, negative results in a clinical trial evaluating the efficacy of Translarna for one indication, could have a negative impact on the perception of the efficacy of Translarna in a different indication, which could have an adverse effect on our commercialization efforts and financial results.

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

We face risks related to the development of emvododstat as a potential treatment for COVID-19 and we may ultimately be unsuccessful in developing a treatment for the virus in a timely manner or at all. Even if we are able to produce a drug that successfully treats the virus, there is significant competition in the search for a treatment for COVID-19 and our product would not be the only commercially available treatment.

In June 2020, the FDA authorized the initiation of a Phase 2/3 clinical trial evaluating emvododstat as a potential treatment for COVID-19 and we expect results from this trial to be available in the first half of 2022. Our clinical trial for emvododstat may reveal unfavorable characteristics, including safety concerns, and may not demonstrate efficacy. We cannot be certain that the Phase 2/3 clinical trial will be sufficient to enable us to obtain marketing approval of emvododstat for the treatment of COVID-19, and we may need to conduct additional clinical trials before we are able to apply for marketing approval. Additionally, the FDA and other regulators may not agree with our interpretation of the results of the clinical data from the trial. If we are unable to successfully complete the clinical trial, if the results of the clinical trial are not positive or are only modestly positive, or if there are safety concerns, we may be unable to produce a drug that successfully treats COVID-19 and receives regulatory approval in a timely manner, if at all.

The timing and success of our clinical trial of emvododstat for the treatment of patients with COVID-19 will depend on our ability to enroll patients in the trial. Our inability to enroll a sufficient number of patients could result in significant delays or could require us to abandon the trial and development of emvododstat for the treatment of COVID-19 altogether. Patient enrollment may be affected by the availability of commercially available treatments and vaccines and other ongoing clinical trials. There is significant competition, including from other companies and governmental organizations, to find a treatment for COVID-19. For example, the FDA has approved the use of the Pfizer and Moderna COVID-19 vaccines and authorized the use of the Johnson & Johnson COVID-19 vaccine in the United States. The FDA has approved Gilead’s antiviral drug Velkury (remdesivir) for the treatment of COVID-19. The FDA has also granted emergency use authorizations to Merck’s molnupiravir, Pfizer’s Paxlovid (nirmatrelvir tablets and ritonavir tablets, co-packaged for oral use) and monoclonal antibodies, among other products, for the treatment and prevention of COVID-19. As a result, even if we are able to sufficiently enroll our clinical trial and produce an effective treatment for COVID-19, there is no guarantee that we will be able to successfully commercialize our product. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.”

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

Any of these factors, individually or as a group, if not resolved in a favorable manner may have a material adverse effect on our business and results of operations. Similar risks apply in those territories where any of our products are available on a reimbursed basis under an EAP program.

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

We commercialize Translarna, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

●	various effects and responsive measures relating to the COVID-19 pandemic;
●	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;
●	difficulty in staffing and managing international operations;

●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	unexpected changes in healthcare policies of ex-U.S. jurisdictions;
●	trade protection measures, including import or export licensing requirements and tariffs;
●	our ability to develop relationships with qualified local distributors and trading companies;
●	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;
●	diminished protection of intellectual property in some countries outside of the United States;
●	differing labor regulations and business practices; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

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

Furthermore, in some countries, including Russia, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including a product’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors, such as the timing of decisions by regulatory authorities, in particular the FDA and the EMA with respect to our ability to market or sell Translarna for the treatment of nmDMD, and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. As we continue to expand our existing international operations, we may encounter new risks.

Laws and regulations governing export restrictions and economic sanctions may preclude us from developing and selling certain products, generating revenue from such products, and manufacturing certain materials outside of the United States.

Many countries, including the United States, restrict the export or import of products to or from certain countries through, for example, bans, sanction programs, and boycotts. Such restrictions may preclude us from supplying products or generating revenue in certain countries or may require an export license prior to the export of the controlled item. Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Furthermore, if we, or third parties acting on our behalf, do not comply with these restrictions, we may be subject to substantial civil and criminal penalties and suspension or debarment from government contracting.

Our activities outside of the United States, require that we dedicate resources to comply with these laws. Many of our customers and suppliers are ex-U.S. entities or have significant ex-U.S. operations. Although these restrictions have not affected our operations in the past, there is a risk that they could do so in the future as additional geographic regions and entities may become subject to such restrictions. The imposition of new or additional economic and trade sanctions against our major customers or suppliers or financial counterparties or intermediaries could result in our inability to sell to, and generate revenue from such customers or purchase materials from such suppliers. For example, we make sales of Translarna through a distributor to the Ministry of Health of the Russian Federation to access Russian nmDMD patients. Our ability to generate and realize revenue in Russia may be materially and adversely impacted as many countries, including the United States, consider imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. We also contract with government-owned hospitals and third-party manufacturers located in China, which has recently been involved in political conflict with the United States. This conflict has increased the likelihood of restrictions that could materially and adversely affect our clinical trial sites located in China and our ability to obtain certain supplies. If our activities are affected because of these or other such restrictions, sanctions, or controls, our business, financial condition and results of operations could be materially and adversely affected. As a result of restrictive export laws, our customers may also seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.

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

There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta recently received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene, Daiichi Sankyo (DS-5141), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Sarepta (SRP-9001), Pfizer (PF-06939926) and Solid Biosciences (SGT-001).

Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the U.S. DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma and Santhera are developing a glucocorticoid antagonist (vamorolone) for DMD patients with anticipated NDA filing in 2022.

Evrysdi also faces competition. For example, in December 2016, the FDA approved Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, to treat SMA. Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc. (acquired by Novartis in 2018) is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodrium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK-015), Roche Pharmaceuticals (RO7204239) and Cytokinetics (reldesemtiv).

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of Tegsedi and Waylivra. For example, if approved, Waylivra could face competition from drugs like Myalept (metreleptin). Myalept, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Ionis is developing AKCEA-APOCIII-LRx for the treatment of FCS. Tegsedi also faces competition from drugs like Onpattro (patisiran), which was launched by Alnylam in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020. Vyndaqel (tafamidis meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some other countries in Latin America by Pfizer. Other companies are also pursing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including Alnylam (vutrisiran), BridgeBio Pharma (AG-10), Proclara Biosciences (NPT-189), Prothena (PRK-004) and SOM Biotech (tolcapone).

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

There are currently no drugs approved to delay the onset or slow the progression of Huntington’s disease.  However, Novartis (branaplam), uniQure (AMT-130), Roche and Ionis (tominersen) and Wave Life Sciences (WVE-003) are all developing product candidates for treatment of Huntington disease.

While there are currently no disease modifying treatment options available for Friedreich ataxia, omaveloxolone, which is being developed by Reata Pharmaceuticals and RT-001, which is being developed by Retrotope, are each late stage product candidates being investigated for the treatment of Friedreich ataxia.

There are no disease modifying drugs approved for the treatment of mitochondrial disease associated seizures and we are not aware of any late-stage development product candidates for mitochondrial disease associated seizures.

Current standard of care for ALS is Rilutek (riluzole), currently available as a generic and other formulations, and Radicava (edaravone). Amylyx Pharmaceuticals (AMX-0035) has submitted an NDA to the FDA and an MAA to EMA. There are multiple other late stage product candidates being developed for the treatment of ALS including Ionis (Jacifusen), Clene Nanomedicine (CNM-Au8), MediciNova (Ibudilast), AB Science (AB-1010 mastinib mesylate), and Prilenia Therapeutics (Pridopidine).

If approved, PTC923 could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU.  Furthermore, Homology (HMI-102) and BioMarin (BMN 307) each are developing gene therapy product candidates for the treatment of PKU.

If approved, emvododstat for COVID-19 could face significant competition as many other companies and governmental organizations have expended resources to find a treatment for COVID-19.  The FDA has approved the use of the Pfizer and Moderna COVID-19 vaccines and authorized the use of the Johnson & Johnson COVID-19 vaccine in the United States. The FDA has approved Gilead’s antiviral drug Velkury (remdesivir) for the treatment of COVID-19. The FDA has also granted emergency use authorizations to Merck’s molnupiravir, Pfizer’s Paxlovid (nirmatrelvir tablets and ritonavir tablets, co-packaged for oral use) and monoclonal antibodies, among other products, for the treatment and prevention of COVID-19.

First line treatment for LMS is surgery where appropriate and then chemotherapy options including doxorubicin, gemcitabine, dacarbazine and docetaxel for unresectable metastatic disease. For second line treatment, two drugs are approved for soft tissue sarcoma including LMS and these are Yondelis (trabectedin) and Votrient (pazopanib). Most LMS patients require multiple lines of therapy.

There is no approved treatment for DIPG and very little improvement have been observed over the past 40 years. The current standard of care is radiation therapy which can shrink the tumor, though response is transient.

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

Our ability to successfully commercialize our products or product candidates that may receive marketing authorization will depend in large part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, managed healthcare organizations and other third-party payors and organizations. Government authorities and other third-party payors, such as private health insurers and managed healthcare organizations, decide which medications they will pay for and establish reimbursement conditions and rates. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment.

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

In the United States, third-party payors include federal healthcare programs, such as Medicare, Medicaid, TRICARE, and Veterans Health Administration programs; managed care providers, private health insurers and other organizations. Several of the U.S. federal healthcare programs establish ceiling prices or require that drug manufacturers extend discounts or pay rebates to certain programs in order for their products to be covered and reimbursed. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers of covered outpatient drugs to enter into and have in effect a national rebate agreement with the federal government as a condition for coverage of the manufacturer’s covered outpatient drug(s) by state Medicaid programs. The amount of the rebate for each product is based on a statutory formula and may be subject to an additional discount if certain pricing increases more than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with states’ establishment of preferred drug lists. A further requirement for Medicaid coverage is that manufacturers of single source and innovator multiple source drugs enter into a Master agreement and Federal Supply Schedule, or FSS, agreement with the Secretary for Veterans Affairs and charge no more than statutory ceiling prices to the Department of Veteran Affairs, the Department of Defense and certain other federal agencies.

Similarly, in order for a covered outpatient drug to receive federal reimbursement under the Medicare Part B and Medicaid programs, the manufacturer must extend discounts on the covered outpatient drug to entities that are enrolled and participating in the 340B drug pricing program, which is a federal program that requires manufacturers to provide discounts to certain statutorily-defined safety-net providers. The 340B discount for each product is calculated based on certain Medicaid Drug Rebate Program metrics that manufacturers are required to report to CMS.

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

With respect to drugs eligible for reimbursement under Medicare Part B, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nations payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  This rule now has been rescinded but similar programs are the subject of current legislative proposals. Such rules and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Moreover, in 2017, the U.S. Congress modified and amended certain provisions of the 2010 U.S. healthcare reform legislation (the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act), which could have an impact on coverage and reimbursement for healthcare items and services covered by the federal and state healthcare programs as well as plans in the private health insurance market. The so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017. Legal challenges to the Affordable Care Act continue to arise and there may be future efforts to modify, repeal, or otherwise invalidate all, or certain provisions of the Affordable Care Act. The Biden administration is expected to continue to take measures to further facilitate the implementation of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Additionally, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Failure of the Joint Select Committee on Deficit Reduction to reach required deficit reduction goals triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. While President Biden previously signed legislation to eliminate this reduction through the end of 2021, recent legislation will restart the reductions, which will thereafter remain in effect through 2031 unless additional congressional action is taken.

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

Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $2,098.0 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offerings” of our common stock, our initial public offering, proceeds from the Royalty Purchase Agreement, the private placements of our preferred stock, collaborations, bank and institutional lender debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenues generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have generated revenue from net sales of Emflaza for the treatment of DMD in the United States. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program. We also began to recognize revenue generated from net sales of Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in 2019 and Waylivra for the treatment of FCS in 2020 in Latin America and the Caribbean. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products and our collaboration and royalty revenues. We expect to continue to generate operating losses through 2022 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period.

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

Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorizations in the EEA and Brazil of Translarna for the treatment of nmDMD in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further subject to a specific obligation to conduct and report the results of Study 041, a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. We may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.

If, in any annual renewal cycle, the EMA determines that the balance of benefits and risks of using Translarna for the treatment of nmDMD has changed materially or that we have not or are unable to comply with the specific obligation to complete Study 041 or any other requirement that has been or may be placed on the marketing authorization, the European Commission could, at the EMA’s recommendation, vary, suspend, withdraw or refuse to renew the marketing authorization for Translarna or impose other specific obligations or restrictions, which would have a materially adverse effect on our business. We expect to incur significant costs in connection with our efforts to maintain our marketing authorization in the EEA. If our marketing authorization in the EEA is not renewed, or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or a reimbursed early access program, or EAP program, and throughout all territories. For additional information, see the risk factor under “Risks Related to Regulatory Approval of our Products and our Product Candidates” titled, “Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report results from Study 041 by the end of the third quarter of 2022, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations.”

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

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA, Brazil and Russia. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are also preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the second quarter of 2022. We filed for marketing authorization with ANVISA for Waylivra for the treatment of FPL and we expect a regulatory decision on approval from ANVISA in the second half of 2022. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.5 million annually. The 2022 Convertible Notes will mature on August 15, 2022 and we will be required to pay any outstanding principal amount of the 2022 Convertible Notes at that time, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. As of February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election. With respect to our outstanding 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. In addition, we expect to pay Marathon a single $50.0 million sales-based milestone in connection with Emflaza sales in 2022. We also expect to pay the former equityholders of Agilis an aggregate of $70.0 million upon the achievement of certain development and regulatory milestones in 2022 relating to PTC-AADC.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations we assumed in connection with our acquisitions and collaborations;
●	execute our commercial strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

●	commercializing and marketing all of our products and products candidates;
●	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;

●	maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA, including successfully obtaining annual renewals of the marketing authorization, fulfilling the specific obligation to conduct and report the results of Study 041 to the EMA, and meeting any ongoing requirements related to the marketing authorization;
●	advancing Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	maintaining orphan exclusivity in the United States for Emflaza;
●	successfully completing any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	expanding the territories in which we are approved to market our products;
●	successfully advancing our other programs and collaborations, including our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our products for additional indications;
●	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;
●	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	identifying patients eligible for treatment with our products and product candidates;
●	successfully developing or commercializing any product candidate or product that we may in-license or acquire;
●	protecting our rights to our intellectual property portfolio related to Translarna and other products and product candidates; and
●	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.

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

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the timing and outcome of Study 041;

●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress, results and costs of our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market our products;
●	our ability to utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates;
●	the costs, timing and outcome of regulatory review of our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	our ability to satisfy our obligations under the indentures governing our Convertible Notes;
●	the timing and scope of growth in our employee base;
●	revenue received from commercial sales of or products or any of our other product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products and product candidates on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, Censa and of BioElectron’s assets, and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales for certain product candidates or indications. In addition, our products and product candidates, if approved, may not achieve sustained commercial success. Likewise, if we fail to maintain our marketing authorization or lose non-patent market exclusivity for our products and product candidates, we will be unable to commercialize and generate revenue from the sales of those products.

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

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisitions of Emflaza, Agilis, Censa and BioElectron’s assets and the Tegsedi-Waylivra Agreement. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

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

Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. In 2021, we generated NOLs which will be carried forward.

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

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021, or ARPA, was enacted on March 11, 2021. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the 2017 Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, which was enacted on December 22, 2017, the FFCR Act, the CARES Act, the CAA, and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted.

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

Risks Related to Regulatory Approval of our Products and our Product Candidates

Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report results from Study 041 by the end of the third quarter of 2022, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations.

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

We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our satisfaction of the specific obligation to conduct and submit results from Study 041 by the end of the third quarter of 2022 to the EMA. We expect that as part of the annual EMA assessment, the EMA will consider the ongoing status of Study 041. We are also required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.

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

Our products and product candidates, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and EMA (and/or by EEA member state authorities) and by comparable authorities in other countries, including ANVISA where we have received marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older in Brazil, Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS in Brazil. Failure to obtain, maintain or renew marketing authorization for any of our products or product candidates, as applicable, will prevent us from commercializing such product or product candidate.

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

Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, Evrysdi for the treatment of SMA, PTC-AADC for the treatment of AADC, PTC-AS for the treatment of Angelman syndrome and PTC923 for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU. The FDA has also granted an orphan drug designation to PTC-FA for the treatment of Friedreich ataxia, emvododstat for the treatment of AML and unesbulin for the treatment of LMS and DIPG. We may also seek orphan drug exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates. Obtaining orphan drug exclusivity, both in the EU and in the United States, may be important to a product candidate’s future success.

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

In the United States, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same indication for that time period. When determining whether a drug is the “same drug” as an orphan designated product, the FDA looks to the products’ molecular features and use. The specific sameness criteria, however, varies based on whether the product is composed of small or large molecules and if the product is a gene therapy. Moreover, for gene therapies, the sameness criteria is currently evolving. For example, the FDA recently issued a final guidance document specific to sameness determinations.  Depending on product characteristics, sameness may be determined by the FDA on a case by case basis, making it difficult to predict when FDA may approve a product and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our products or product candidates will be deemed to be the same as another product or product candidate is uncertain.

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

We rely on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza for the approved indication in the United States and we may rely on non-patent market exclusivity periods for other product candidates in the future. Failure to maintain exclusivity periods would have a material adverse effect on our ability to commercialize our products, which in turn would have a material adverse effect on our business, financial statements and results of operations.

As we presently have no patent rights to protect the approved use of Emflaza, we rely on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States.

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

Emflaza’s  seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expires in February 2024 while its orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

Further, the Orphan Drug Act is subject to change, and any such changes may affect our ability to maintain the respective market exclusivity period under those laws. Any reduction or limitation to the marketing exclusivity periods for Emflaza would materially limit our ability to commercialize the product, which in turn would have a material adverse effect on our business, financial statements and results of operations.

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

We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, and to be compliant with regulatory authority requirements, we and our third-party service providers must comply on a continuous basis with a broad array of regulations and requirements. Depending on the stage of product development and whether a product is approved these requirements may relate to establishment registration and product listing, the payment of user fees, manufacturing processes, risk management measures, quality and pharmacovigilance systems (including reporting of manufacturing deviations and adverse events), pre- and post-approval clinical and pre-clinical data, labeling, packaging, advertising, marketing and promotional activities (including product sampling), record keeping, distribution, storage, and import and export of pharmaceutical products. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional clinical trials and studies to confirm safety and effectiveness may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, as well as REMS, and the agency has the power to require changes in labeling or to prevent further marketing and distribution of a product. For example, we were obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for Emflaza in the United States, including pre-clinical and clinical safety studies. Additionally, our marketing authorizations for Translarna, Tegsedi and Waylivra in Brazil and our marketing authorization for Translarna in Russia are subject to renewal every five years. There is no guarantee that we will be able to complete our post-marketing obligations in accordance with the established timetables. Failure to complete the required studies in accordance with the established timetables or failure to provide the requisite periodic reports on the status of post-marketing studies in the absence of good cause could result in an enforcement action. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

For additional information with respect to the risks related to renewal of our marketing authorization in the EEA, see the risk factor titled “Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon our ability to satisfy the specific obligation to conduct and report results from Study 041 by the end of the third quarter of 2022, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations.”

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

Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, the product may have labeling that includes significant restrictions, warnings, including black box warnings, and contraindications, the regulatory authorities may not approve label claims necessary for successful product marketing, or the approval may be subject to significant conditions of approval, including the requirement of a REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can impose stringent restrictions on our communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. For example, violations of the FDCA relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Restrictions and reporting requirements under applicable U.S. federal and state healthcare laws and regulations, and equivalent laws and regulations in the EU and other countries in which we operate, include, and are not limited to, the following:

●	Anti-corruption and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act of 2010, or Bribery Act, and similar statutes which have been adopted, or may be adopted in the future, by other countries in which we operate and with which we are or may be required to comply.
●	Anti-kickback laws and regulations, including those applicable in the United States, the United Kingdom and other countries where we operate, which generally prohibit, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made in whole or in part under government funded healthcare programs. The U.S. federal statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others and many states have enacted equivalent state laws that apply not only to government payors but to commercial payors as well.
●	False claim laws and regulations, including the U.S. False Claims Act and similar state laws, which may permit civil whistleblower or qui tam actions and may impose civil liability and criminal penalties on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government. Federal enforcement agencies have shown increased interest under the federal Anti-Kickback Stature and the federal civil False Claims Act in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services and donations to independent charitable patient assistance programs. A number of investigations into these programs have resulted in significant civil and criminal settlements.
●	Federal price reporting laws, including the Medicaid drug rebate statute, which requires manufacturers of covered outpatient drugs to calculate and submit complex pricing information that is used as the basis for reimbursement of certain drugs by, and payment of rebates to, the Medicaid program; the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Modernization Act, which requires manufacturers to calculate and report a drug’s Average Sales Price used to reimburse providers for physician-administered drugs under Medicare Part B; and the Veterans Health Care Act of 1992, which requires, manufacturers of covered drugs (including all drugs approved under an NDA) to calculate and report a Federal Ceiling Price and offer their covered drugs for sale at no more than that price to the Department of Veterans Affairs, the Department of Defense, and other agencies. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to accurately report drug pricing or provide the mandatory discounts may subject the manufacturer to specific civil monetary penalties. Failure to comply with the Veterans Health Care Act also jeopardizes payment by Medicaid for the manufacturer’s drugs. Certain states have also enacted drug price transparency laws that require reporting of pricing information, including certain increases in a drug’s wholesale acquisition cost and the reasons causing the price increase.
●	Laws and regulations related to the privacy, security and transmission of individually identifiable health information, including HIPAA, as amended by the HITECH Act, and similar state laws, such as the California Consumer Privacy Act. For example, HIPAA, as amended by the HITECH Act, and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information, and may impose criminal and civil liability for violations of those obligations. In addition, international data protection laws including the European General Data Protection Regulation, and supplementary member state, United Kingdom, European Economic Area, and

Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are potential risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.
●	HIPAA also imposes liability, including criminal liability, for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for healthcare benefits, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Notably, the Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.
●	Laws and regulations governing the advertising and promotion of medicinal products, interactions with physicians and patients, misleading and comparative advertising and unfair commercial practices. For example, legislation adopted by individual EU member states that may apply to the advertising and promotion of medicinal products require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.
●	Laws and regulations regulating off-label promotion of medicinal products, which is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.
●	Laws and regulations in the United States, including the FDCA and other laws and regulations, that prohibit us from promoting any of our FDA approved products for off-label uses and that require compliance with FDA’s advertising and promotional requirements. For example, the FDA requires that all product advertising and promotion be consistent with the FDA approved label, be truthful and non-misleading, be adequately substantiated, and have fair balance between product benefit claims and risks, among other requirements. This means, for example, that we cannot make claims about the use of our marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and we would not be able to discuss or provide information on off-label uses or safety benefits of such products in a promotional context. While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. Should the FDA or other regulatory authorities determine that our activities constituted the promotion of off-label use or a violation of its other promotional and marketing standards, we could face significant enforcement action and substantial penalties, including, but not limited to action to prevent us from distributing those products for the off-label use and could impose fines and penalties on us and our executives, and such a determination could also trigger civil or criminal liability under other applicable laws in the United States.
●	Laws and regulations requiring that we disclose publicly payments made to certain healthcare professionals and healthcare organizations, including in certain EU member states and the United States. For example, in the United

States, under the federal Physician Payments Sunshine Act requirements, manufacturers of drugs, devices, biologics and medical supplies must report information related to certain payments and other transfers of value made to or at the request of covered recipients, such as physicians, certain other healthcare professionals, and teaching hospitals, as well as physician and immediate family ownership and investment interests in such manufacturers. A number of U.S. states and other countries have enacted their own transparency requirements that obligate manufacturers to report different types of spending related to physicians, certain hospitals and other healthcare organizations, and other covered recipients.

In addition, interactions between pharmaceutical companies and physicians are also governed by industry self-regulation codes of conduct and physicians’ codes of professional conduct. In the United States, some state laws require pharmaceutical companies to comply with these industry and physician codes and the relevant compliance guidance for pharmaceutical manufacturers promulgated by the federal government. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national laws of the EU member states, as well as codes of conduct issued by self-regulatory industry bodies. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws, regulations, transparency requirements and self-regulatory codes have and will continue to involve substantial costs. We cannot guarantee that we, our employees, our consultants, our third-party contractors, or the physicians or other providers or entities with whom we expect to do business, are or will be in compliance with all federal, state and ex-U.S. regulations and codes. It is possible that governmental authorities could conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare, procurement and non-procurement programs would adversely affect, perhaps materially, our ability to commercialize, sell or distribute any drug. Even if we were not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant time and resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

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

Similarly, in the United States, the Affordable Care Act contains provisions that may reduce the profitability of drug products. However, legal challenges to the Affordable Care Act may contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act and also underscore the potential for additional reform going forward. The Biden administration is expected to continue to take measures to further facilitate the implementation of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results.

Promulgated and proposed regulatory changes could also affect coverage or reimbursement of our products and in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020.  The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs.  340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, recently also went into effect. On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  This rule now has been rescinded, but similar programs have been included in current proposed legislation.

We anticipate that the U.S. Congress, administrative agencies, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures may include:

●	controls on government funded reimbursement for drugs;
●	caps or mandatory discounts under certain government sponsored programs;
●	controls on healthcare providers;
●	challenges to the pricing of drugs or limits on reimbursement of specific products through other means;
●	reform of drug importation laws and policies;
●	expansion of use of managed care systems in which the healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and
●	requirements or restrictions related to direct-to-consumer advertising or drug marketing practices.

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

Risks Related to Our Business

We may expend our resources to pursue a particular product, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.

For example, in connection with our acquisition of Agilis, we paid upfront consideration comprised of $49.2 million in cash and 3,500,907 shares of our common stock. Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones as well as based upon a percentage of net sales of certain products. Additionally, we entered into a Rights Exchange Agreement, pursuant to which we issued 2,821,176 shares of our common stock and paid $36.9 million, in the aggregate, to the Participating Rightholders in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agilis Merger Agreement. We may never realize the anticipated benefits of the acquisition of Agilis and by investing our resources in this product, we may be required to forgo or delay other opportunities.

In addition, we have previously commenced clinical trials that were not successful for a number of reasons, including inconsistent or negative data and difficulties identifying qualified patients. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for both small-molecule and gene therapy drug discovery, to date we have been granted marketing authorization for a limited number of commercial products and have not achieved profitability. We may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorizations for our current products and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We contract with third parties for the manufacture and distribution of our products and certain of our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts. For certain of our product candidates, we may also directly engage in manufacturing, which will require significant expenditures and compliance with FDA’s manufacturing requirements.

We have limited personnel with experience in drug manufacturing and currently rely on third parties to manufacture our products and certain product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in all of our products and product candidates. We outsource most of the manufacturing, packaging, labeling and distribution of our products and certain of our product candidates to third parties, including our commercial supply of Translarna and Emflaza. In 2021, we began cGMP manufacturing of clinical material at the Hopewell Facility for certain of our gene therapy product candidates other than PTC-AADC. We still rely on third-party manufacturers to complete product testing for all of our gene therapy product candidates that we manufacture at the Hopewell Facility as well as to provide sufficient quantities of certain program materials that we have not yet transitioned to Hopewell. With respect to the Hopewell Facility, we are required to directly comply with the applicable regulatory authorities’ manufacturing requirements and are subject to inspection in the same way that our contract manufacturers are. Utilizing our own manufacturing will require a significant continued investment and we may not be successful in maintaining our own manufacturing capacity, especially given the complexities of gene therapy manufacturing. For additional information, see the risk factor under “Risks Related to Our Gene Therapy Platform” titled, “We have limited experience manufacturing gene therapy products or product candidates on our own and could encounter problems and delays in operating our biologics manufacturing facility that could adversely affect our business.”

We do not directly control manufacturing for most of our products and product candidates and we are dependent on and will continue to be dependent on, our contract manufacturers for compliance with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States for manufacture of both active drug substances and finished drug products. Should we or our contract manufacturers fail to comply with these requirements, we and they could face significant regulatory and commercial consequences. For example, the FDA regularly inspects manufacturing and other drug/biologic facilities. Our manufacturers and manufacturing facilities must also be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency and will be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EU member state regulatory authorities, FDA, or other ex-U.S. regulatory agencies, we or they will not be able to secure and/or maintain regulatory approval for the manufacturing facilities, and we would not be able to secure and/or maintain, or may be delayed in securing regulatory approval of marketing applications or supplements for the applicable products or product candidates. In addition, we or third-party manufacturers or distributors may not be able to comply with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of our products or product candidates and our business, results of operations and financial condition could be materially adversely affected.

In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities. If the FDA, EU member state regulatory authorities or a comparable ex-U.S. regulatory agency do not approve these or our facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates. To the extent that we decide to manufacture our own clinical and commercial supply for our PTC-AADC program as an alternative source of supply, there is no guarantee that we will be able to cost-effectively produce sufficient quantities of our program materials. Moreover, any alternative manufacturers would need to be approved by FDA, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition.

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

We currently have contracts with multiple pharmacy and hospital distributors in the EU that distribute Translarna for limited commercial and EAP programs. We have engaged with third-party logistic providers, or 3PLs, which distribute Translarna for the majority of our commercial and EAP programs on our behalf.

We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance for use in the United States. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled through two different exclusive supply agreements that we assumed in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of pre-filled Emflaza oral suspension bottles pursuant to one of these agreements, which has an automatic renewal provision subject to the termination rights of each party. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. Through the seventh year anniversary of FDA approval of Emflaza, we are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement. The royalty payments for the suspension product are subject to a minimum aggregate annual payment ranging from €0.5 million to €1.5 million per year.

If our drug substance provider or either of our drug product manufacturers becomes unable to provide drug substance or manufacture Emflaza product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, as we presently have no patent rights to protect the approved use of Emflaza, we rely upon market exclusivity periods available to us under the Orphan Drug Act to commercialize Emflaza for DMD in the United States. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of the drug’s orphan exclusivity in the United States, which would have a material adverse effect on our ability to generate revenue from sales of Emflaza.

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

Pursuant to the Tegsedi-Waylivra Agreement, we have entered into a master supply agreement with Akcea whereby Akcea or its affiliates will manufacture and supply, or cause to be manufactured and supplied, Tegsedi and Waylivra in quantities sufficient to support the commercialization of Tegsedi and Waylivra in the PTC Territory. This is currently the only manufacturing and supply agreement that we have entered into for the drug substance of Tegsedi and Waylivra. If the master supply agreement is terminated and we are unable to find an alternative third party contractor, we may encounter delays in manufacturing Tegsedi and Waylivra.

We have a commercial manufacturing services agreement with MassBio to provide sufficient quantities of our PTC-AADC program materials to meet anticipated clinical trial and commercial scale demands. This is currently the only manufacturing services agreement that we have entered into for PTC-AADC. If the commercial manufacturing services agreement is terminated and we are unable to find an alternative third party contractor, we may encounter delays in manufacturing PTC-AADC.

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

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, supply chain disruption, including disruptions caused by the COVID-19 pandemic, or raw material shortages. We have experienced delays in receiving certain raw materials in connection with supply chain disruptions caused by the COVID-19 pandemic, however, these delays did not affect or delay our manufacturing given our existing inventories for such materials.  If the supply chain disruptions caused by the COVID-19 pandemic creates more prolonged delays, the supplies of our products or products candidates may be significantly and adversely affected and our business, results of operations and financial condition could be materially adversely affected.

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

If we or the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should, prior to the time that we have validated alternative providers, cease to continue to do so for any reason, we likely would experience delays in our ability to supply Translarna, Emflaza, Tegsedi or Waylivra to patients or in our ability to advance our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our products or product candidates or the drug substances used to manufacture them, we will lose commercial sales revenue and it will be more difficult for us to develop our product candidates and compete effectively.

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

Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna, Emflaza, Tegsedi, Waylivra and certain of our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

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

Product liability and other civil lawsuits against us could cause us to incur substantial liabilities and to limit clinical trials or commercialization of any current or future products.

We face an inherent risk of product liability exposure related to the commercialization of our products and any product candidate that we may market or commercialize, any gene therapy product materials that we manufacture for third parties at the Hopewell Facility and in connection with the human clinical trials testing of our products and product candidates. If we cannot successfully defend ourselves against claims that our product candidates, products or gene therapy product materials caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	reduced resources of our management to pursue our business strategy;
●	decreased demand for our products or any product candidates that we may develop;
●	decreased demand for the gene therapy product materials that we manufacture for third parties at the Hopewell Facility;
●	injury to our reputation and significant negative media attention;
●	the inability to continue current clinical trials or begin planned clinical trials;
●	withdrawal or reduced enrollment of clinical trial participants;
●	significant costs to defend the related claims/litigation;
●	increased insurance costs, or an inability to maintain appropriate insurance coverage;
●	substantial monetary awards to trial participants, patients and/or their families;
●	loss of revenue;
●	the inability to commercialize or to continue commercializing any products or product candidates;
●	initiation of investigations and enforcement actions by regulators; and
●	the withdrawal of products from the market, product recalls, or the cessation of development or regulatory disapproval of product candidates or withdrawal of approvals, as well as labeling, marketing, or promotional restrictions.

Because emvododstat for COVID-19 is being developed under an emergency Declaration, we may be eligible for limited liability protection under the Public Readiness and Emergency Preparedness Act, or PREP Act.  The PREP Act provides limited immunity for manufacturers from claims for losses arising out of the administration or use of a “covered countermeasure.” However, the PREP Act does not provide complete immunity as injured persons may still bring a suit for “willful misconduct” under some circumstances.  The PREP Act also does not provide immunity against federal enforcement actions or claims under federal law for equitable relief. “Covered countermeasures” include “qualified pandemic or epidemic products”, such as those for COVID-19. For these immunities to apply, the Secretary of the U.S. Department of Health and Human Services, or HHS, must issue a declaration of a public health emergency, as was done for COVID-19. To be covered by PREP Act immunity, activities and products must further meet the criteria set forth in the HHS declaration of immunity from liability, and the therapeutic must be authorized by the FDA, or authorized for investigational or emergency use for the applicable emergency. The federal government has continuously revised its PREP Act declaration and has provided multiple advisory opinions regarding its interpretation of the PREP Act declarations throughout the COVID-19 pandemic.  Accordingly, interpretation of the scope of the PREP Act may change.  Additionally, the PREP Act may not provide adequate coverage or immunity for all potential claims related to our COVID-19 product candidate.

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

In addition, we could be subject to other costly civil litigation, including contractual claims with respect to our expected manufacturing of gene therapy product materials for potential external customers. If our customers believe that we have violated our contractual terms, they may seek reimbursement for the cost of our gene therapy product materials or other related losses, the cost of which could be significant.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, manufacturing and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations currently, and may in the future, involve the use of hazardous and flammable materials, including chemicals and medical and biological materials, and produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and wastes, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials or disposal of hazardous wastes, we could be held liable for any resulting damages, and any liability could exceed our resources.

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

In connection with our commercialization plans and business strategy, including our continued commercialization of Translarna and Emflaza, our ongoing commercial launches of Tegsedi and Waylivra and, if approved, PTC-AADC and other product candidates, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with any of our acquisitions or other strategic transactions. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including any applicable integration. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, following our receipt of the Refuse to File letter from the FDA in 2016, we implemented a reorganization of our operations in March 2016 that resulted in a one-time charge for the related work-force reduction. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The laws of ex-U.S. countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain or be able to pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the Leahy-Smith America Invents Act of 2011, or the Act, which reformed certain patent laws in the U.S., may create additional uncertainty. The significant changes engendered by the Act include switching from a “first-to-invent” system to a “first-

to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.

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

On February 9, 2017, the FDA approved the corticosteroid Emflaza for the treatment of patients 5 years and older with DMD. Although approved for other indications outside of the United States, this was the first approval for deflazacort in the United States and the first approval in the United States for the use of a corticosteroid to treat DMD. Emflaza’s  seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expires in February 2024.  Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

In addition to seeking patents and regulatory exclusivity for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. More particularly, we may rely on trade secrets and other unpatented proprietary information to protect our competitive position related to our products and product candidates, especially when patent protection is not obtainable. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, partners and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed. If our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, employees, consultants, advisors, partners and other third parties develop new inventions or processes related to our products independently, or jointly with us, that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Enforcing a claim that a third party illegally obtained and is using any of our inventions or trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

Our trademark applications may be refused registration, and our registered trademarks may not be maintained or may be found to be unenforceable. During trademark examination proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections, we may not be able to overcome them. In addition, in the U.S. Patent and Trademark Office and Trademark Offices in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications or to seek cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, if we do not secure registrations for our trademarks, we may encounter difficulty enforcing our trademark rights against third parties in the jurisdictions where we do not have registered rights.

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

Our rights to develop and commercialize PTC-AADC and our other gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of PTC-AADC for the treatment of AADC deficiency and our other gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the NTU relevant to PTC-AADC for the treatment of AADC deficiency. Any termination of these licenses could result in the loss of significant or all rights licensed to us and could harm or prevent our ability to commercialize PTC-AADC for the treatment of AADC deficiency and our other gene therapy product candidates. Each of our existing gene therapy licensing agreements are exclusive but are limited to particular fields, such as AADC deficiency and are subject to certain retained rights.

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

We are a party to a number of license agreements and expect to enter into additional licenses in the future. Our existing licenses impose, and we expect that future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under such license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or cause us to lose rights in important intellectual property or technology.

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

In August 2015, we incurred indebtedness in the amount of $150.0 million in aggregate principal with additional accrued interest under the 2022 Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Convertible Notes will mature on August 15, 2022 and we will be required to pay any outstanding principal amount of the 2022 Convertible Notes at that time, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. As of February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election. In September 2019, we incurred indebtedness in the amount of $287.5 million in aggregate principal with additional accrued interest under the 2026 Convertible Notes, for which interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Convertible Notes, to pay the Convertible Notes at maturity or to pay cash upon conversions of Convertible Notes. In addition, our ability to repurchase Convertible Notes or to pay cash upon conversions of Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable indenture, to make interest payments on the Convertible Notes when due under the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the applicable indenture would constitute a default under each indenture governing the Convertible Notes. An event of default under the applicable indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of any such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Convertible Notes, make interest payments on the Convertible Notes or make cash payments upon conversions of the Convertible Notes.

In addition, we have reclassified all of the outstanding principal of the 2022 Convertible Notes as a current rather than long-term liability in accordance with applicable accounting rules, resulting in a material reduction of our net working capital. Similarly, even if holders of the 2026 Convertible Notes do not elect to convert their 2026 Convertible Notes, we could be required to make the same reclassification under applicable accounting rules of the 2026 Convertible Notes, which would result in a material reduction of our net working capital. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to PTC-AADC;

●	the commercialization of Evrysdi and the development of the SMA program with Roche and the SMA Foundation;
●	any developments related to our ability or inability to execute our commercialization strategy for any of our products;
●	our ability to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;
●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in Brazil, Russia and in the EEA, which is subject to the specific obligation to conduct Study 041 and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	any developments related to Study 041, including with respect to design, timing, conduct, and enrollment, and developments with respect to any clinical or non-clinical trial required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;
●	results of clinical trials of any other product candidate that we develop;
●	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;
●	negative publicity around our products or product candidates;
●	other developments concerning our regulatory submissions;
●	whether regulators in other territories agree with our interpretation of the results of ACT DMD;
●	the success of competitive products or technologies;
●	results of clinical trials of product candidates of our competitors, including negative results that investors may associate with our product candidates;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	our ability to realize the benefits of our acquisitions or other business combinations;
●	the recruitment or departure of key personnel;
●	the loss of distributors, suppliers or manufacturers;
●	the level of expenses related to any of our products, product candidates or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements with respect to litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Additionally, certain shares that we issued in connection with our acquisitions or other strategic transactions have not yet been sold and are currently restricted as a result of securities laws. These shares may be freely sold in the public market subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders or by us, including sales made under the Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $125 million from time to time, through the Sales Agent by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, or the issuance of shares of our common stock upon conversion of our outstanding Convertible Notes or any future securities convertible or exchangeable into our common stock or in connection with a strategic transaction or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal facilities consist of approximately 126,000 square feet of research and office space located at 100, 200, 250 and 400 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024 and at 4041 Hadley Road, South Plainfield New Jersey that we occupy under a lease that will expire in May 2022. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We also have entered into a lease agreement for approximately 220,500 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2025. We also lease additional office space in the U.S. and other countries to support our operations as a global organization, but these leases are not material to us.

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

Holders

As of February 18, 2022, there were 97 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have few or no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  We believe that this allows us to maximize value for all of our stakeholders. We have a portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases.

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, and Brazil for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. In

July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. During the year ended December 31, 2021, we recognized $236.0 million in sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2021, Emflaza achieved net sales of $187.3 million.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2021, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2022. In February 2022, we submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. We expect results from the placebo-controlled trial to be available in mid-2022. We then expect to submit a report on the placebo-controlled trial and the open-label extension data that has been collected to date to the EMA by the end of the third quarter of 2022, as required.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. We expect results from the placebo-controlled trial of Study 041 to be available in mid-2022, and subject to a positive outcome in that study, we expect to re-submit the NDA.

We hold the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to a Collaboration and License Agreement, or the Tegsedi-Waylivra Agreement, dated August 1, 2018, by and between us and Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. We have initiated our commercial launch for Tegsedi for the treatment of hATTR amyloidosis in Brazil and we continue to make Tegsedi available in certain other countries within Latin America and the Caribbean through early access programs. In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome, or FCS, in Brazil and we have initiated our commercial launch in Brazil while continuing to make Waylivra available in certain other countries within Latin

America and the Caribbean through EAP programs. Waylivra has also received marketing authorization in the EU for the treatment of FCS. Additionally, we submitted an application to ANVISA in December 2021 for the approval of Waylivra for the treatment of familial partial lipodystrophy, or FPL, and we expect a regulatory decision on approval in the second half of 2022.

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In January 2022, the FDA granted priority review of a supplemental new drug application for Evrysdi to expand the indication to include pre-symptomatic infants under two months old with SMA. In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We expect to initiate a Phase 2 study of PTC518 in the first quarter of 2022.

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system, or CNS, including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC, deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. In January 2020, we submitted a marketing authorization application, or MAA, for PTC-AADC for the treatment of AADC deficiency in the EEA to the EMA and we expect an opinion from the CHMP in April 2022. We are also preparing a biologics license application, or BLA, for PTC-AADC for the treatment of AADC deficiency in the United States. In response to discussions with the FDA, we intend to provide additional information concerning the use of the commercial cannula for PTC-AADC in young patients. We expect to submit a BLA to the FDA in the second quarter of 2022.

Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our Bio-e platform are vatiquinone and PTC857. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. We have experienced delays in enrolling this trial due to the COVID-19 pandemic and now anticipate results from this trial to be available in the fourth quarter of 2022.  We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. PTC857 was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We expect to initiate a Phase 2 trial of PTC857 for amyotrophic lateral sclerosis in the second quarter of 2022.

The most advanced molecule in our metabolic platform is PTC923, an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. We initiated a registration-directed Phase 3 trial for PTC923 for phenylketonuria, or PKU, in the third quarter of 2021 and expect results from this trial to be available by the end of 2022.

We also have two oncology agents in that are in clinical development, unesbulin and emvododstat. We completed our Phase 1 trials evaluating unesbulin in leiomyosarcoma, or LMS, and diffuse intrinsic pontine glioma, or DIPG, in the fourth quarter of 2021. We expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the second quarter of 2022 and we expect to initiate a registration-directed Phase 2 trial of unesbulin for the treatment of DIPG in the third quarter of 2022. We completed our Phase 1 trial evaluating emvododstat, a small molecule dihydrooratate dehydrogenase inhibitor that inhibits de novo pyrimidine nucleotide synthesis, in acute myelogenous leukemia, or AML, in the fourth quarter of 2021. We expect to provide further updates regarding our emvododstat program at a later date.

In June 2020, we initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat in patients hospitalized with COVID-19. In February 2021, we announced the completion of the first stage of the Phase 2/3 trial. We expect results from this trial to be available in the first half of 2022.

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

COVID-19 Impact

The global pandemic caused by a strain of novel coronavirus, COVID-19, has impacted and is continuing to impact the timing of certain of our clinical trials and regulatory submissions as well as other aspects of our business operations. In particular, the following expectations have been revised as a result of the impact or expected impact of the COVID-19 pandemic:

•	We have experienced delays in enrolling patients for our registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures as some patients have been unable or hesitant to travel to clinical sites due to the COVID-19 pandemic. We anticipate results from this trial to be available in the fourth quarter of 2022.
•	As a result of the COVID-19 pandemic, the Brazilian Ministry of Health is continuing to experience significant delays processing centralized group purchase orders. Almost all of our product revenue for Translarna in Brazil is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.
•	As of the date of this Report on Form 10-K, except as otherwise disclosed with respect to Translarna product revenue in Brazil, our ability to generate revenue has not been significantly affected by the COVID-19 pandemic. However, due to travel restrictions, social distancing and the continued global uncertainty resulting from the COVID-19 pandemic, we may have difficulty identifying and accessing new patients, supporting existing patients and meeting with regulatory authorities or other governmental entities, which may negatively affect our future revenue. We continue to support our existing patient base and remotely connect with them, as necessary. We have not encountered any material issues in supplying those patients.
•	As previously disclosed, in response to the global uncertainty caused by the COVID-19 pandemic, we are continuing to prioritize our expenses where we deem appropriate and strategically positioning our capital allocation.

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

Overview—Funding

The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2021, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs, and from sales of Emflaza for the treatment of DMD in the United States. We have also recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2019, we issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. We received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by us. During the year ended December 31, 2020, we issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. We received net proceeds of $28.1 million after deducting agent discounts and commissions and other offering expenses payable by us. We did not issue or sell any shares of common stock pursuant to the Sales Agreement during the year ending December 31, 2021. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2021.

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

On April 29, 2020, we entered into a Rights Exchange Agreement, or the Rights Exchange Agreement, pursuant to which we issued 2,821,176 shares of our common stock and paid $36.9 million, in the aggregate, to certain former equityholders, or the Participating Rightholders, of Agilis Biotherapeutics, Inc., or Agilis, in exchange for the cancellation and forfeiture by the Participating Rightholders of their rights to receive certain milestone-based contingent payments under the Agreement and Plan of Merger, dated as of July 19, 2018 by and among us, Agility Merger Sub, Inc. and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, or the Agilis Merger Agreement.

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

In June 2021, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, which increased the number of authorized shares of our common stock from 125,000,000 to 250,000,000 shares.

To date, we have financed our operations primarily through our offering of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes offering, our offering of the 2026 Convertible Notes, and, together with the 2022 Convertible Notes, the Convertible Notes, our public offerings of common stock in February 2014, in October 2014, in April 2018, in January 2019, and in September 2019, the common stock issued in our “at the marketing offering”, our initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement, private placements of our convertible preferred stock, collaborations, bank and institutional lender debt,  grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. Since 2014, we have also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, we have generated revenue from net sales of Emflaza for the treatment of DMD in the United States. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement, under our SMA program.

As of December 31, 2021, we had an accumulated deficit of $2,098.0 million. We had a net loss of $523.9 million, $438.2 million, and $251.6 million for the fiscal years ended December 31, 2021, 2020, and 2019, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA. We are also preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the second quarter of 2022. We filed for marketing authorization for Waylivra with ANVISA for the treatment of FPL and we expect a regulatory decision on approval from ANVISA in the second half of 2022. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. The 2022 Convertible Notes will mature on August 15, 2022 and we will be required to pay any outstanding principal amount of the 2022 Convertible Notes at that time, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. As of February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. In 2021, we paid Akcea an additional milestone payment of $4.0 million upon receipt of regulatory approval for Waylivra from ANVISA for the treatment of FCS. In addition, we expect to pay Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, a single $50.0 million sales-based milestone in connection with Emflaza sales in 2022. We also expect to pay the former equityholders of Agilis an aggregate of $70.0 million upon the achievement of certain development and regulatory milestones in 2022 relating to PTC-AADC. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

Roche and the SMA Foundation Collaboration.   In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.  As of December 31, 2021, we had recognized a total of $160.0 million in milestone payments and $59.4 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2021, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of December 31, 2021 are $300.0 million upon achievement of certain sales events.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs, and our studies of emvododstat for COVID-19 and performance of any post-marketing requirements imposed by regulatory agencies with respect to our products.  The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2021, 2020, and 2019.

	December 31,
	2021	2020	2019

	(in thousands)
Global DMD Franchise	$83,791	$80,742	$113,312
PTC923	49,458	59,135	—
Gene Therapy	150,566	213,206	62,839
Bio-e	60,964	29,322	10,060
Oncology	18,618	16,467	21,199
Splicing	53,429	18,567	10,317
Emvododstat for COVID-19	38,348	13,590	—
Discovery	85,510	46,614	39,725
Total research and development	$540,684	$477,643	$257,452

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Royalty Purchase Agreement, the Convertible Notes outstanding, and from our credit and security agreement, or the Credit Agreement, with MidCap Financial Trust that was terminated in July 2020 offset by interest income earned on investments.

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

Effective January 1, 2021, we early adopted the Financial Accounting Standards Board, or the FASB, Accounting Standards Update, or ASU, 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” using the modified retrospective method of adoption. ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. We now account for our Convertible Notes as single liabilities measured at amortized cost.  As a result, the adoption of the guidance had a material impact on the consolidated financial statements and accompanying notes, resulting in adjustments of $175.2 million, $54.8 million, and $120.4 million to the opening balances of additional paid-in capital, retained earnings, and long term debt, respectively, as of January 1, 2021.

Additionally, due to the adoption, we reversed the remaining balance of the deferred tax liability of $29.6 million, which was initially recorded in connection with the Convertible Notes. Additionally, we increased the existing valuation allowance by $29.6 million as part of the adoption adjustment. We concluded that the adoption of the ASU did not change our prior valuation allowance conclusions. We have updated our debt note (Note 8) with additional and modified disclosures as required by the standard upon adoption.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements:

●	Revenue recognition related to net product revenue
●	Liability for sale of future royalties
●	Contingent consideration from business combinations
●	Indefinite-lived intangible assets annual impairment assessment

Revenue recognition related to net product revenue

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. During the years ended December 31, 2021, 2020, and 2019, net product sales in the United States were $187.3 million, $139.0 million, and $101.0 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $241.6 million, $194.4 million, and $190.3 million respectively, consisting of sales of Translarna, Tegsedi, and Waylivra. Translarna net product revenues made up $236.0 million, $191.9 million, and $190.0 million of the net product sales outside the United States for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Contingent consideration from business combinations

The consideration for our business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of deferred and contingent consideration in the consolidated statements of operations.  The fair value of development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on our estimated development timelines for the acquired product candidate. The fair value of the net sales milestones and royalties is based on probability adjusted sales estimates and estimated discount rates and utilizes an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value.

Indefinite-lived intangible assets annual impairment assessment

Indefinite-lived intangible assets consist of IPR&D acquired in business combinations. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Several methods may be used to determine the estimated fair value of the IPR&D. We utilize the “income method”, and use estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. The estimated fair value is then compared to the carrying value of IPR&D. We performed a quantitative annual impairment test for our indefinite-lived intangible assets as of October 1, 2021 and concluded that no impairment exists as of December 31, 2021.

For a description of our significant accounting policies, see note 2 to our consolidated financial statements.

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2021 and 2020:

	Year ended
	December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020
Net product revenue	$428,904	$333,401	$95,503
Collaboration revenue	55,046	42,579	$12,467
Royalty revenue	54,643	4,786	$49,857
Cost of product sales, excluding amortization of acquired intangible assets	32,328	18,942	$13,386
Amortization of acquired intangible assets	54,751	36,892	$17,859
Research and development expense	540,684	477,643	$63,041
Selling, general and administrative expense	285,773	245,164	$40,609
Change in the fair value of deferred and contingent consideration	(500)	23,280	$(23,780)
Settlement of deferred and contingent consideration	—	10,613	(10,613)
Interest expense, net	(86,022)	(56,352)	$(29,670)
Other (expense) income, net	(57,875)	85,188	$(143,063)
Income tax expense	(5,561)	(35,228)	$29,667

Net product revenue.   Net product revenue was $428.9 million for the year ended December 31, 2021, an increase of $95.5 million, or 29%, from net product revenue of $333.4 million for the year ended December 31, 2020.  Translarna net product revenues were $236.0 million for the year ended December 31, 2021, an increase of $44.1 million, or 23%, compared to $191.9 million for the year ended December 31, 2020. These results were driven by treatment of new patients, continued high compliance, and geographic expansion. Emflaza net product revenues were $187.3 million for the year ended December 31, 2021, an increase of $48.3 million, or 35%, compared to $139.0 million for the year ended December 31, 2021. These results were driven by continued new prescriptions, continued high compliance, and more favorable access. The remaining increase of $3.1 million was due to an increase in net product sales of Tegsedi and Waylivra.

Collaboration revenue.   Collaboration revenue was $55.0 million for the year ended December 31, 2021, an increase of $12.5 million, or 29%, from collaboration revenue of $42.6 million for the year ended December 31, 2020. The increase is primarily related to three milestones that were triggered from Roche in the years ended December 31, 2021. In March 2021, the first commercial sale of Evrysdi in the EU was made. This event triggered a $20.0 million milestone payment to us from Roche. Additionally, in June 2021, the Japanese Ministry of Health, Labor and Welfare approved Evrysdi for the treatment of SMA in Japan. In August 2021, the first commercial sale of Evrysdi in Japan triggered a $10.0 million milestone payment to us from Roche.  In December 2021, we recorded our first sales milestone of $25.0 million for the achievement of $500.0 million in worldwide annual net sales from Evrysdi. Comparatively, in the year ended December 31, 2020, the FDA approved Evrysdi for the treatment of SMA in adults and children two months and older in August 2020. The first commercial sale of Evrysdi in the United States was made in August 2020. This event triggered a $20.0 million milestone payment to us from Roche. In August 2020, the EMA accepted the MAA filed by Roche for Evrysdi for the treatment of SMA, which triggered a $15.0 million milestone payment to us from Roche. In October 2020, Chugai filed an NDA in Japan for Evrysdi for the treatment of SMA, which triggered a $7.5 million milestone payment to us from Roche.

Royalty revenue. Royalty revenue was $54.6 million for the years ended December 31, 2021, an increase of $49.9 million, or over 100%, from $4.8 million for the years ended December 31, 2020. The increase in royalty revenue was due to the FDA approval of Evrysdi in August 2020. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $32.3 million for the year end December 31, 2021, an increase of $13.4 million, or 71%, from $18.9 million for the year ended December 31, 2020. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increases in net product revenue, royalty revenues, and collaboration milestone revenue.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $54.8 million for the year ended December 31, 2021, an increase of $17.9 million, or 48%, from $36.9 million for the year ended December 31, 2020. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively. Additionally, in August 2021, we made a $4.0 million milestone payment to Akcea upon regulatory approval of Waylivra from ANVISA. In accordance with the guidance for an asset acquisition, we recorded the milestone payment when it became payable to Akcea, and it increased the cost basis for the Waylivra intangible asset.  This payment is being amortized to cost of product sales over the expected remaining useful life of the Waylivra asset on a straight line basis.

Research and development expense.   Research and development expense was $540.7 million for the year ended December 31, 2021, an increase of $63.0 million, or 13%, compared to $477.6 million for the year ended December 31, 2020.  The increase in research and development expenses is primarily related to increased investment in research programs and advancement of the clinical pipeline. This increase was partially offset by one time charges in the year ended December 31, 2020 of $53.6 million for our Censa Merger, as well as $41.4 million for our commercial manufacturing service agreement with MassBio related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency.

Selling, general and administrative expense.  Selling, general and administrative expense was $285.8 million for the year ended December 31, 2021, an increase of $40.6 million, or 17%, from $245.2 million for the year ended December 31, 2020. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio, including an increase in rent and related expenses associated with entering into a long term lease for the Hopewell Facility that commenced on July 1, 2020.

Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was a gain of $0.5 million for the year ended December 31, 2021, a change of $23.8 million, or over 100%, from a loss of $23.3 million for the year ended December 31, 2020. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Settlement of deferred and contingent consideration. Settlement of deferred and contingent consideration was $0.0 million for year ended December 31, 2021, a decrease of $10.6 million, or 100%, from $10.6 million for the year ended December 31, 2020. The settlement of deferred and contingent consideration for the year ended December 31, 2020 is related to a loss upon the settlement of the deferred and contingent consideration liabilities as a result of the Rights Exchange Agreement with certain former equityholders of Agilis, whereby we exchanged their pro rata share of specific future cash milestone payments in the aggregate amount of $225.0 million for a combination of cash and equity. We paid $36.9 million in cash and issued 2,821,176 shares of common stock in exchange for the cancellation and forfeiture of the Participating Rightholders’ rights to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the milestones are achieved.

Interest expense, net.   Interest expense, net was $86.0 million for the year ended December 31, 2021, an increase of $29.7 million, 53%, from interest expense, net of $56.4 million for the year ended December 31, 2020.  The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement, partially offset by a decrease in interest expense recorded from the 2022 and 2026 Convertible Notes as a result of the adoption of ASU 2020-06 and interest income from our investments.

Other (expense) income, net.  Other expense, net was $57.9 million for the year ended December 31, 2021, a change of $143.1 million, over 100%, from other income, net of $85.2 million for the year ended December 31, 2020. The change in other (expense) income, net resulted primarily from an unrealized foreign exchange loss of $41.0 million from the remeasurement of our intercompany loan, which is recorded on a non-U.S. subsidiary and denominated in U.S. dollars, and unrealized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. (formerly MRI Interventions, Inc.), or ClearPoint, of $6.1 million and $8.3 million, respectively.

Income tax expense.   Income tax expense was $5.6 million for the year ended December 31, 2021, a decrease of $29.7 million, or 84%, from income tax expense of $35.2 million for the year ended December 31, 2020. We recorded a state income tax provision for the year ended December 31, 2020, which is attributable to the taxable income from the sale of our right to receive sales-based royalty payments on Roche’s worldwide net sales of Evrysdi. We also incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,		Change
(in thousands)	2020	2019	2020 vs. 2019
Net product revenue	$333,401	$291,306	$42,095
Collaboration revenue	42,579	15,674	$26,905
Royalty revenue	4,786	—	$4,786
Cost of product sales, excluding amortization of acquired intangible assets	18,942	12,135	$6,807
Amortization of acquired intangible assets	36,892	27,650	$9,242
Research and development expense	477,643	257,452	$220,191
Selling, general and administrative expense	245,164	202,541	$42,623
Change in the fair value of deferred and contingent consideration	23,280	48,360	$(25,080)
Settlement of deferred and contingent consideration	10,613	—	$10,613
Interest expense, net	(56,352)	(12,491)	$(43,861)
Other income, net	85,188	13,723	$71,465
Income tax expense	(35,228)	(11,650)	$(23,578)

Net product revenue.   Net product revenue was $333.4 million for the year ended December 31, 2020, an increase of $42.1 million, or 14%, from net product revenue of $291.3 million for the year ended December 31, 2019.  Translarna net product revenues were $191.9 million for the year ended December 31, 2020, an increase of $1.9 million, or 1%, compared to $190.0 million for the year ended December 31, 2019. The increase in Translarna net product revenues was driven by broader uptake due to new patients in existing geographies, geographic expansion, and label updates. Emflaza net product revenues were $139.0 million for the year ended December 31, 2020, an increase of $38.0 million, or 38%, compared to $101.0 million for the year ended December 31, 2019. The increase in Emflaza net product revenue was primarily due to increased new patient prescriptions and higher compliance.  The remaining increase was due to an increase in net product sales of Tegsedi and the commercial launch of Waylivra in the year ended December 31, 2020.

Collaboration revenue.   Collaboration revenue was $42.6 million for the year ended December 31, 2020, an increase of $26.9 million, over 100%, from collaboration revenue of $15.7 million for the year ended December 31, 2019. The increase is primarily related to three milestones that were triggered from Roche in the years ended December 31, 2020. In August 2020, the FDA approved Evrysdi for the treatment of SMA in adults and children two months and older. The first commercial sale of Evrysdi in the United States was made in August 2020. This event triggered a $20.0 million milestone payment to us from Roche. In August 2020, the EMA accepted the MAA filed by Roche for Evrysdi for the treatment of SMA, which triggered a $15.0 million milestone payment to us from Roche.  In October 2020, Chugai filed an NDA in Japan for Evrysdi for the treatment of SMA, which triggered a $7.5 million milestone payment to us from Roche. Comparatively, in the year ended December 31, 2019, a $15.0 million milestone was triggered upon the FDA’s acceptance of the filing of the NDA for risdiplam for the treatment of SMA.

Royalty revenue. Royalty revenue was $4.8 million for the years ended December 31, 2020, an increase of $4.8 million, or 100%, from $0.0 million for the years ended December 31, 2019. The increase in royalty revenue was due to the FDA approval of Evrysdi in August 2020. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

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

Research and development expense.   Research and development expense was $477.6 million for the year ended December 31, 2020, an increase of $220.2 million, or 86%, compared to $257.5 million for the year ended December 31, 2019.  The increase in research and development expenses reflects costs associated with advancing the gene therapy and Bio-e platforms, increased investment in research programs, and advancement of the clinical pipeline. The increase also includes one-time charges of $53.6 million in acquisition related and other expenses from our acquisition of Censa pursuant to the Censa Merger Agreement and $41.4 million related to our commercial manufacturing services agreement with or MassBio related to dedicated manufacturing space for our lead gene therapy program, AADC deficiency.

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

Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was a loss of $23.3 million for the year ended December 31, 2020, a decrease of $25.1 million, or 52%, from a loss of $48.4 million for the year ended December 31, 2019. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

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

Other income, net.  Other income, net was $85.2 million for the year ended December 31, 2020, an increase of $71.5 million, over 100%, from other income, net of $13.7 million for the year ended December 31, 2019. The increase in other income, net resulted primarily from an unrealized foreign exchange gain of $54.6 million from the remeasurement of our intercompany loan, which is recorded on a non-U.S. subsidiary and denominated in U.S. dollars, and unrealized gains on our equity investments and convertible debt security in ClearPoint of $14.3 million and $19.3 million, respectively. These gains were partially offset by Agilis Rights Exchange transaction fees of $2.0 million.

Income tax expense.   Income tax expense was $35.2 million for the year ended December 31, 2020, an increase of $23.6 million, over 100%, from income tax expense of $11.7 million for the year ended December 31, 2019. We recorded a state income tax provision in the years ended December 31, 2020, which is attributable to the taxable income from the sale of our right to receive sales-based royalty payments on Roche’s worldwide net sales of Evrysdi. We also incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, almost all of our product revenue has been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.

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

As of February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election.

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

The 2022 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries. The 2022 Convertible Notes Indenture contains customary events of default with respect to the 2022 Convertible Notes, including that upon certain events of default (including our failure to make any payment of principal or interest on the 2022 Convertible Notes when due and payable) occurring and continuing, the 2022 Convertible Notes Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding 2022 Convertible Notes by notice to us and the 2022 Convertible Notes Trustee, may, and the 2022 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2022 Convertible Notes Indenture) will, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

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

The 2026 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries. The 2026 Convertible Notes Indenture contains customary events of default with respect to the 2026 Convertible Notes, including that upon certain events of default (including our failure to make any payment of principal or interest on the 2026 Convertible Notes when due and payable) occurring and continuing, the 2026 Convertible Notes Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding 2026 Convertible Notes by notice to us and the Convertible Notes Trustee, may, and the 2026 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2026 Convertible Notes Indenture) will, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2026 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In July 2020, we entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, we sold to RPI the Assigned Royalty Payment in consideration for $650.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Funding” for additional information regarding this transaction.

Cash flows

As of December 31, 2021, we had cash and cash equivalents and marketable securities of $773.4 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended
	December 31,
(in thousands)	2021	2020	2019
Cash (used in) provided by:
Operating activities	$(251,332)	$(194,071)	$(98,639)
Investing activities	$219,182	$(561,548)	$(387,237)
Financing activities	$20,877	$668,715	$613,209

Net cash used in operating activities was $251.3 million, $194.1 million, and $98.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial activities for Emflaza and Translarna, and costs associated with the expansion of our international infrastructure for the years ended December 31, 2021, 2020, and 2019.

Net cash provided by investing activities was $219.2 million for the year ended December 31, 2021. Net cash used in investing activities was $561.5 million and $387.2 million for the years ended December 31, 2020 and 2019, respectively. The cash provided by investing activities for the year ended December 31, 2021 was primarily related to net sales and redemptions of marketable securities. The cash used in investing activities for the year ended December 31, 2020 was primarily related to purchases of marketable securities, the acquisition of product rights, purchases of fixed assets, and our purchase of convertible debt security, partially offset by net sales and redemptions of marketable securities. The cash used in investing activities for the year ended December 31, 2019 was primarily related to purchases of marketable securities, the acquisition of product rights, purchases of fixed assets, and our Equity Investment, partially offset by net sales and redemptions of marketable securities.

Net cash provided by financing activities was $20.9 million, $668.7 million, and $613.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The cash provided by financing activities for the year ended December 31, 2021 is primarily attributable to the exercise of options, and issuance of stock under our Employee Stock Purchase Plan, or ESPP, offset by payments of finance lease principal. Net cash provided by financing activities for the year ended December 31, 2020 is primarily attributable to proceeds from the Royalty Purchase Agreement, net proceeds received from our “at the market offering” of our common stock, the exercise of options, and issuance of stock under our ESPP, partially offset by repayment on our senior secured term loan, payments on deferred consideration obligation, and payments of finance lease principal. Net cash provided by financing activities for the year ended December 31, 2019 is primarily attributable to net proceeds received from our public stock offerings, net proceeds received from our “at the market offering” of our common stock, net proceeds received from our convertible notes offering, the exercise of options, and issuance of stock under our ESPP, partially offset by repayment on our senior secured term loan.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We submitted an MAA to the EMA for the treatment of AADC deficiency with PTC-AADC in the EEA and we expect an opinion from the CHMP in April 2022. We are preparing a BLA for PTC-AADC for the treatment of AADC deficiency in the United States and we expect to submit a BLA to the FDA in the second quarter of 2022. We filed for marketing authorization for Waylivra with ANVISA for the treatment of FPL and we expect a regulatory decision on approval from ANVISA in the second half of 2022. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations we assumed in connection with the Agilis Merger;
●	seek to satisfy contractual and regulatory obligations in conjunction with the Tegsedi-Waylivra Agreement;
●	satisfy contractual and regulatory obligations that we assumed through our other acquisitions and collaborations;
●	execute our commercialization strategy for our products and product candidates that may receive marketing authorization;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

With respect to our outstanding 2022 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which require total funding of $4.5 million annually. The 2022 Convertible Notes will mature on August 15, 2022 and we will be required to pay any outstanding principal amount of the 2022 Convertible Notes at that time, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. As of February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In addition, we expect to pay Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, a single $50.0 million sales-based milestone in connection with Emflaza sales in 2022. We also expect to pay the former equityholders of Agilis an aggregate of $70.0 million upon the achievement of certain development and regulatory milestones in 2022 relating to PTC-AADC.

We also have certain significant contractual obligations and commercial commitments that require funding. We lease office space for our principal office in South Plainfield, New Jersey and we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024 and at 4041 Hadley Road, South Plainfield New Jersey that we occupy under a lease that will expire in May 2022. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We also have significant lease obligations that stem from our lease of office, manufacturing, and laboratory space in Hopewell, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. In addition, we lease office space, vehicles and equipment in various other locations in the U.S. and other countries for our employees and operations. We have a total of $130.8 million in obligations that stem from our operating leases.

We have a total of $33.0 million in obligations that stem from a commercial manufacturing services agreement entered into with MassBio on June 19, 2020, for a term of 12.5 years. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our PTC-AADC program.

Under an Exclusive License and Supply Agreement, or the Faes Agreement, with Faes Farma, S.A., or Faes, we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The minimum royalty based on the euro to U.S. dollar exchange rate as of December 31, 2021 is $3.4 million, with the last minimum royalty payment due in 2023.

Under various agreements, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products, including the following agreements with The Wellcome Trust Limited, or Wellcome Trust, and the SMA Foundation.

We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our oncology platform and antibacterial program. As we have discontinued development under our antibacterial program, we do not expect that milestone and royalty payments from us to Wellcome Trust will apply under that agreement. Under our oncology platform funding agreement, to the extent that we develop and commercialize program intellectual property, excluding emvododstat, on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. We made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. Additional development and regulatory milestone payments of up to an aggregate of $22.4 million may become payable by us under this agreement. For example, in the event a Phase 2 clinical study of a research program candidate, such as unesbulin, is commenced, a milestone payment of $2.5 million would become payable by us to Wellcome Trust upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. We expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of

LMS in the second quarter of 2022 and we expect to initiate a registration-directed Phase 2 trial of unesbulin for the treatment of DIPG in the third quarter of 2022.

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

Additionally, we have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such, including significant legal, accounting, investor relations and other expenses.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2021. At December 31, 2021, we held $773.4 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.

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

As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2021, we recognized realized foreign currency transaction losses, net, of $2.1 million, which is recorded within other income, net on the Statement of Operations. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2021 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In August 2015, we issued $150.0 million of 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes. We do not have economic interest rate exposure on the 2022 Convertible Notes as they have a fixed annual interest rate of 3.00%. However, the fair value of the 2022 Convertible Notes is exposed to interest rate risk. We do not carry the 2022 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2022 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2022 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2022 Convertible Notes was approximately $158.3 million as of December 31, 2021.

In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $305.3 million as of December 31, 2021.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible notes in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt— (Subtopic 470-20 & 815-40), and the related amendments.

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

Auditing the amount of consideration to be paid under the Medicaid Drug Rebate Program (Medicaid) was complex and highly judgmental due to significant uncertainty about the volume of expected claims from governmental entities, the estimated amount of shipments from wholesalers that will be dispensed to eligible benefit plan participants, as well as the complexity of governmental pricing calculations in various jurisdictions. Governmental pricing calculations are complex as a result of assumptions such as patient mix, the average manufacturer price, best price, and the unit rebate amount. The reductions to gross product revenues are sensitive to these significant estimates and calculations.

How We Addressed the Matter in Our Audit

We identified, evaluated and tested controls over management’s review of the calculated reductions to gross product prices related to Medicaid and the significant assumptions and data inputs utilized in the calculations.

To test the revenue adjustments related to Medicaid our audit procedures included, among others, evaluating the methodology used as well as testing the significant estimates discussed above and the underlying assumptions and data used by the Company in its analysis. We compared the assumptions used by management to historical trends, evaluated pricing adjustments recorded in the current period, and assessed the historical accuracy of management’s estimates against actual results. In addition, we involved an internal governmental pricing specialist to assist with our evaluation of management’s methodology and the calculations made to measure the estimated Medicaid rebates.

Valuation of acquisition-related contingent consideration liability
Description of the Matter

As discussed in Note 2 to the consolidated financial statements under the caption “Business combinations and asset acquisitions,” the Company recognizes contingent consideration liabilities at their estimated fair values on the acquisition date. Subsequent changes to the fair values of the contingent consideration liabilities are recorded within the consolidated statement of operations in the period of change. At December 31, 2021, the Company recorded $239.9 million in total contingent consideration liabilities related to development, regulatory and net sales milestones.

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

Iselin, New Jersey

February 22, 2022

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands, except shares

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$189,718	$208,812
Marketable securities	583,658	894,838
Trade and royalty receivables, net	110,455	69,929
Inventory, net	15,856	18,697
Prepaid expenses and other current assets	54,681	39,469
Total current assets	954,368	1,231,745
Fixed assets, net	52,585	33,831
Intangible assets, net	724,841	715,328
Goodwill	82,341	82,341
Operating lease ROU assets	77,421	84,410
Deposits and other assets	46,500	60,623
Total assets	$1,938,056	$2,208,278
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	288,784	242,168
Current portion of long-term debt	149,540	—
Deferred revenue	—	4,151
Operating lease liabilities- current	7,273	7,465
Finance lease liabilities- current	3,000	1,276
Liability for sale of future royalties- current	59,291	21,023
Other current liabilities	1,460	1,250
Total current liabilities	509,348	277,333
Long-term debt	281,894	309,145
Contingent consideration payable	239,900	240,400
Deferred tax liability	137,110	136,735
Operating lease liabilities- noncurrent	73,619	79,499
Finance lease liabilities- noncurrent	20,053	23,053
Liability for sale of future royalties- noncurrent	674,694	658,739
Other long-term liabilities	—	1,392
Total liabilities	1,936,618	1,726,296
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 70,828,226 shares at December 31, 2021. Authorized 125,000,000 shares; issued and outstanding 69,718,096 shares at December 31, 2020.	71	70
Additional paid-in capital	2,123,606	2,171,746
Accumulated other comprehensive loss	(24,282)	(60,957)
Accumulated deficit	(2,097,957)	(1,628,877)
Total stockholders’ equity	1,438	481,982
Total liabilities and stockholders’ equity	$1,938,056	$2,208,278

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands, except shares and per share data

	Year ended December 31,
	2021	2020	2019
Revenues:
Net product revenue	$428,904	$333,401	$291,306
Collaboration revenue	55,046	42,579	15,674
Royalty revenue	54,643	4,786	—
Total revenues	538,593	380,766	306,980
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	32,328	18,942	12,135
Amortization of acquired intangible assets	54,751	36,892	27,650
Research and development	540,684	477,643	257,452
Selling, general and administrative	285,773	245,164	202,541
Change in the fair value of deferred and contingent consideration	(500)	23,280	48,360
Settlement of deferred and contingent consideration	—	10,613	—
Total operating expenses	913,036	812,534	548,138
Loss from operations	(374,443)	(431,768)	(241,158)
Interest expense, net	(86,022)	(56,352)	(12,491)
Other (expense) income, net	(57,875)	85,188	13,723
Loss before income tax expense	(518,340)	(402,932)	(239,926)
Income tax expense	(5,561)	(35,228)	(11,650)
Net loss attributable to common stockholders	$(523,901)	$(438,160)	$(251,576)
Weighted-average shares outstanding:
Basic and diluted (in shares)	70,466,393	66,027,908	58,863,185
Net loss per share—basic and diluted (in dollars per share)	$(7.43)	$(6.64)	$(4.27)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2021	2020	2019
Net loss	$(523,901)	$(438,160)	$(251,576)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0, $0, and $165, respectively	(2,502)	1,145	724
Foreign currency translation gain (loss), net of tax of $0	39,177	(51,518)	(12,770)
Comprehensive loss	$(487,226)	$(488,533)	$(263,622)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands, except shares

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance, December 31, 2018	50,606,147	$51	$1,288,137	$1,462	$(938,923)	$350,727
Issuance of common stock related to equity offerings	10,102,899	10	323,746	—	—	323,756
Equity component of convertible notes, net	—	—	119,482	—	—	119,482
Exercise of options	949,887	1	18,275	—	—	18,276
Restricted stock vesting and issuance, net	169,792	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	3,577	—	—	3,577
Share-based compensation expense	—	—	42,134	—	—	42,134
Net loss	—	—	—	—	(251,576)	(251,576)
Comprehensive loss	—	—	—	(12,046)	—	(12,046)
Balance, December 31, 2019	61,935,870	$62	$1,795,351	$(10,584)	$(1,190,499)	$594,330
Issuance of common stock related to equity offerings	542,470	1	28,091	—	—	28,092
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525	—	—	150,528
Exercise of options	3,268,452	3	70,176	—	—	70,179
Restricted stock vesting and issuance, net	180,028	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	124,736	—	5,303	—	—	5,303
Share-based compensation expense	—	—	70,325	—	—	70,325
Receivable from investor	—	—	9,107	—	—	9,107
Other	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	(438,160)	(438,160)
Comprehensive loss	—	—	—	(50,373)	—	(50,373)
Balance, December 31, 2020	69,718,096	$70	$2,171,746	$(60,957)	$(1,628,877)	$481,982
Exercise of options	635,871	1	17,308	—	—	17,309
Restricted stock vesting and issuance, net	307,658	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	166,601	—	5,792	—	—	5,792
Share-based compensation expense	—	—	103,513	—	—	103,513
Receivable from investor	—	—	483	—	—	483
Adjustment for the adoption of ASU 2020-06	—	—	(175,236)	—	54,796	(120,440)
Other	—	—	—	—	25	25
Net loss	—	—	—	—	(523,901)	(523,901)
Comprehensive income	—	—	—	36,675	—	36,675
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(523,901)	$(438,160)	$(251,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,134	43,490	32,180
Non-cash operating lease expense	7,386	6,084	3,709
Non-cash finance lease amortization expense	—	41,382	—
Non-cash royalty revenue related to sale of future royalties	(23,460)	(2,055)	—
Non-cash interest expense on liability related to sale of future royalties	77,683	31,817	—
Change in valuation of deferred and contingent consideration	(500)	23,280	48,360
Settlement of deferred and contingent consideration	—	10,613	—
Non-cash stock consideration, acquisition	—	42,869	—
Unrealized loss (gain) on ClearPoint Equity Investments	6,078	(14,310)	(2,194)
Unrealized loss (gain) on ClearPoint convertible debt security	8,281	(19,252)	—
Unrealized gain on marketable securities- equity investments	(1,673)	—	—
Amortization of premiums (discounts) on investments, net	5,299	409	(1,922)
Amortization of debt issuance costs	1,848	1,020	694
Share-based compensation expense	103,513	70,325	42,134
Non-cash interest expense	—	22,598	12,027
Disposal of asset	—	16	312
Deferred income taxes	377	5,872	8,829
Unrealized foreign currency transaction losses (gains), net	47,391	(56,980)	(11,619)
Changes in operating assets and liabilities:
Inventory, net	1,800	1,841	(3,456)
Prepaid expenses and other current assets	(15,310)	(12,621)	(8,835)
Trade and royalty receivables, net	(44,991)	(10,483)	11,525
Deposits and other assets	(232)	(662)	(484)
Accounts payable and accrued expenses	45,659	70,798	26,836
Other liabilities	(6,704)	(3,930)	(3,771)
Deferred revenue	(4,010)	(8,032)	(1,388)
Net cash used in operating activities	(251,332)	(194,071)	(98,639)
Cash flows from investing activities
Purchases of fixed assets	(28,213)	(17,843)	(13,757)
Purchase of convertible debt security	—	(10,000)	—
Purchases of marketable securities- available for sale	(333,148)	(1,439,665)	(494,068)
Purchases of marketable securities- equity investments	(210,018)	—	—
Sale and redemption of marketable securities- available for sale	843,498	944,094	156,270
Sale and redemption of marketable securities- equity investments	4,281	—	—
Acquisition of product rights and licenses	(57,118)	(38,134)	(31,682)
Purchase of equity investment in ClearPoint	(100)	—	(4,000)
Net cash provided by (used in) investing activities	219,182	(561,548)	(387,237)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	279,267
Proceeds from exercise of options	17,309	70,179	18,276
Termination and exit fees related to payoff of secured term loan	—	(597)	—
Net proceeds from public offerings	—	28,092	323,756
Repayment of senior secured term loan	—	(28,333)	(11,667)
Payments on deferred consideration obligation	—	(38,100)	—
Proceeds from employee stock purchase plan	5,792	5,303	3,577
Payment of finance lease principal	(2,224)	(17,829)	—
Cash consideration received from Royalty Purchase Agreement	—	650,000	—
Net cash provided by financing activities	20,877	668,715	613,209
Effect of exchange rate changes on cash	(7,821)	7,688	(1,303)
Net decrease in cash and cash equivalents	(19,094)	(79,216)	126,030
Cash and cash equivalents, and restricted cash beginning of period	216,312	295,528	169,498
Cash and cash equivalents, and restricted cash end of period	$197,218	$216,312	$295,528
Supplemental disclosure of cash information
Cash paid for interest	$9,588	$9,802	$7,693
Cash paid for income taxes	$7,708	$26,397	$2,109

Supplemental disclosure of non-cash investing and financing activity
Unrealized (loss) gain on marketable securities, net of tax	$(2,502)	$1,145	$724
Right-of-use assets obtained in exchange for operating lease obligations	$645	$76,811	$17,389
Right-of-use assets obtained in exchange for finance lease obligations	$—	$41,382	$—
Acquisition of product rights and licenses	$22,294	$14,191	$11,434
Issuance of common stock related to rights exchange	$—	$150,528	$—
Capital expenditures unpaid at the end of period	$—	$1,060	$—

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2021

(In thousands except share and per share amount)

1. The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. PTC’s ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. PTC’s mission is to provide access to best-in-class treatments for patients who have few or no treatment options. PTC’s strategy is to leverage its strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  PTC believes that this allows it to maximize value for all of its stakeholders.

The Company has two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) and Brazil for the treatment of nonsense mutation Duchenne muscular dystrophy (“nmDMD”) in ambulatory patients aged 2 years and older and in Russia for the treatment of nmDMD in patients aged two years and older. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

The Company holds the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Tegsedi-Waylivra Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”), a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). The Company has initiated its commercial launch for Tegsedi for the treatment of hATTR amyloidosis in Brazil and it continues to make Tegsedi available in certain other countries within Latin America and the Caribbean through early access programs. In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome (“FCS”) in Brazil, and the Company has initiated its commercial launch in Brazil while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP programs. Waylivra has also received marketing authorization in the EU for the treatment of FCS. Additionally, the Company submitted an application to ANVISA in December 2021 for the approval of Waylivra for the treatment of familial partial lipodystrophy, and it expects a regulatory decision on approval in the second half of 2022.

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the United States Food and Drug Administration (“FDA”) in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In January 2022, the FDA granted priority review of a supplemental new drug application for Evrysdi to expand the indication to include pre-symptomatic infants under two months old with SMA. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company announced the results from its Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

blood brain barrier at significant levels and that PTC518 was well tolerated. The Company expects to initiate a Phase 2 study of PTC518 in the first quarter of 2022.

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including PTC-AADC for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In January 2020, the Company submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for PTC-AADC for the treatment of AADC deficiency in the EEA, and the Company expects an opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in April 2022. The Company is also preparing a biologics license application (“BLA”) for PTC-AADC for the treatment of AADC deficiency in the United States. In response to discussions with the FDA, the Company intends to provide additional information concerning the use of the commercial cannula for PTC-AADC in young patients. The Company expects to submit a BLA to the FDA in the second quarter of 2022.

The Company’s Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s Bio-e platform are vatiquinone and PTC857. The Company initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. The Company has experienced delays in enrolling this trial due to the COVID-19 pandemic and now anticipates results from this trial to be available in the fourth quarter of 2022.  The Company also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipates results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, the Company completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of PTC857. PTC857 was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. The Company expects to initiate a Phase 2 trial of PTC857 for amyotrophic lateral sclerosis in the second quarter of 2022.

The most advanced molecule in the Company’s metabolic platform is PTC923, an oral formulation of synthetic sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. The Company initiated a registration-directed Phase 3 trial for PTC923 for phenylketonuria (“PKU”) in the third quarter of 2021 and expects results from this trial to be available by the end of 2022.

The Company also has two oncology agents that are in clinical development, unesbulin and emvododstat. The Company completed its Phase 1 trials evaluating unesbulin in leiomyosarcoma (“LMS”) and diffuse intrinsic pontine glioma (“DIPG”) in the fourth quarter of 2021. The Company expects to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the second quarter of 2022, and it expects to initiate a registration-directed Phase 2 trial of unesbulin for the treatment of DIPG in the third quarter of 2022. The Company completed its Phase 1 trial evaluating emvododstat, a small molecule dihydrooratate dehydrogenase inhibitor that inhibits de novo pyrimidine nucleotide synthesis, in acute myelogenous leukemia (“AML”), in the fourth quarter of 2021. The Company expects to provide further updates regarding its emvododstat program at a later date.

In June 2020, the Company initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat in patients hospitalized with COVID-19. In February 2021, the Company announced the completion of the first stage of the Phase 2/3 trial. The Company expects results from this trial to be available in the first half of 2022.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. The marketing authorization in the EEA was last renewed in June 2021 and is effective, unless extended, through August 5, 2022. In February 2022, the Company submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to the specific obligation to conduct and submit the results of a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. The Company refers to the trial and open-label extension together as Study 041. The Company expects results from the placebo-controlled trial to be available in mid-2022. The Company then expects to submit a report on the placebo-controlled trial and the open-label extension data that has been collected to date to the EMA by the end of the third quarter of 2022, as required.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application (“NDA”) over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. The Company expects results from the placebo-controlled trial of Study 041 to be available in mid-2022, and subject to a positive outcome in that study, the Company expects to re-submit the NDA.

As of December 31, 2021, the Company had an accumulated deficit of approximately $2,098.0 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 and in August 2015 of 3.00% convertible senior notes due 2022 (see Note 8), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, “at the market offering” of its common stock, its initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement dated as of July 17, 2020, by and among the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, solely for the limited purposes set forth therein, Royalty Pharma PLC (the “Royalty Purchase Agreement”) (see Note 2), private placements of its convertible preferred stock, collaborations, bank and institutional lender debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, royalty revenue, certain accruals related to the Company’s research and development expenses, valuation procedures for liability for sale of future royalties, valuation procedures for the convertible notes, indefinite lived intangible assets annual impairment assessment, fair value of the contingent consideration, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$189,718	$208,812
Restricted cash included in deposits and other assets	7,500	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$197,218	$216,312

Consolidation

The consolidated financial statements include the accounts of PTC Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2021 and 2020, no allowance was recorded for credit losses.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2021	December 31, 2020
Raw materials	$1,418	$824
Work in progress	7,721	8,745
Finished goods	6,717	9,128
Total inventory	$15,856	$18,697

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded write downs of $2.2 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the years ended December 31, 2021 and December 31, 2020, these amounts were immaterial.

Cost of product sales

Cost of product sales consists of the cost of inventory sold, manufacturing and supply chain costs, storage costs, amortization of the acquired intangible asset, royalty payments associated with net product sales, and royalty payments to

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. During the years ended December 31, 2021, 2020, and 2019, net product sales in the United States were $187.3 million, $139.0 million, and $101.0 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $241.6 million, $194.4 million, and $190.3 million respectively, consisting of sales of Translarna, Tegsedi, and Waylivra. Translarna net product revenues made up $236.0 million, $191.9 million, and $190.0 million of the net product sales outside of the United States for the years ended December 31, 2021, 2020, and 2019, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

At the inception of a collaboration arrangement, the Company needs to first evaluate if the arrangement meets the criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 808 “Collaborative Arrangements” to then determine if ASC Topic 606 is applicable by considering whether the collaborator meets the definition of a customer. If the criteria are met, the Company assesses the promises in the arrangement to identify distinct performance obligations.

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

For the years ended December 31, 2021, 2020, and 2019, the Company has recognized $55.0 million, $42.6 million, and $15.2 million of collaboration revenue, respectively, related to the SMA License Agreement with Roche.

For the years ended December 31, 2021 and 2020, the Company has recognized $54.6 million and $4.8 million of royalty revenue, respectively, related to Evrysdi. No royalty revenue was recognized in 2019, as the first commercial sale of Evrysdi occurred in August 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the years ended December 31, 2021 and 2020, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.1 million as of December 31, 2021 and $0.1 million as of December 31, 2020. For the years ended December 31, 2021, 2020 and 2019, bad debt expense was immaterial.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”).  Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $300.0 million in the aggregate as of December 31, 2021. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The short term deferred research and development advance payments were $1.4 million and $4.7 million and are classified as prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021 and 2020, respectively. The long term deferred research and development advance payments were $1.8 million and $1.6 million and are classified as deposits and other assets on the consolidated balance sheet as of December 31, 2021 and 2020, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term. The Company historically estimated the expected volatility of share options based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. Starting in the third quarter of 2019 and continuing forward, the expected volatility of options was estimated based on the Company’s historical stock volatility. The Company historically used the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term. Starting in the third quarter of 2019 and continuing forward, the expected term of options was estimated based on the Company’s historical exercise data. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option. In connection with the adoption of FASB Accounting Standards Update (“ASU”) 2016-9, the Company made a policy election to continue its methodology for estimating its forfeiture rate.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

Income taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from a strain of novel coronavirus, COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (“AMT”) credit carryovers as well as a technical correction to the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act") for qualified improvement property. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 – a $900 billion relief package to deliver the second round of economic stimulus for individuals, families, and businesses was signed into law. The bill provides relief through multiple measures and expands many of the provisions already put into place under the CARES Act. As of December 31, 2021, the Company expects that these provisions will not have a material impact. Tax provisions of the CARES Act also include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The relief for retaining employees was not material to the financial statements and the deferral of certain payroll taxes amounted to $1.3 million as of December 31, 2021, which is accrued in other current liabilities on the consolidated balance sheet.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31,  2021.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

On August 23, 2018, the Company completed its acquisition of Agilis Biotherapeutics, Inc. (“Agilis”), pursuant to an Agreement and Plan of Merger, dated as of July 19, 2018 (the “Agilis Merger Agreement”), by and among the Company, Agility Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, (the “Agilis Merger”). The Company recorded a deferred tax liability in conjunction with the Agilis Merger of $122.0 million in 2018, related to the tax basis difference in the In-Process Research and Development, or IPR&D, indefinite-lived intangibles acquired. The Company’s policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

Foreign currency

The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company also has an intercompany loan which is recorded on a non-U.S. subsidiary and denominated in U.S. dollars. The loan is remeasured into local currency using the exchange rate as of the balance sheet date. The Company’s asset and liability accounts, including the intercompany loan, are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. For the year ended December 31, 2021, the Company recorded an unrealized foreign exchange loss of $41.0 million from the remeasurement of the intercompany loan.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is noncash will be measured based on either the cost (which will be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes that no impairment of long-lived assets exists as of December 31, 2021.

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of IPR&D.  IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement asset acquired in a business combination. The Company utilizes the "income method” and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.  The Company performed a quantitative annual test for its indefinite-lived intangible assets as of October 1, 2021 and concluded that no impairment exists as of December 31, 2021.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassess its reporting units as part of its annual segment review. As of December 31, 2021, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed an annual test for goodwill as of October 1, 2021 and concluded that no impairment exists as of December 31, 2021.

Impact of recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments under ASU 2020-06 also include revisions related to the derivatives scope exception for contracts in an entity’s own equity and earnings per share. The amendments under ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company early adopted this guidance on January 1, 2021, utilizing the modified retrospective method. The Company now accounts for its Convertible Notes as single liabilities measured at amortized cost.  As a result, the adoption of the guidance had a material impact on the consolidated financial statements and accompanying notes, resulting in adjustments of $175.2 million, $54.8 million, and $120.4 million to the opening balances of additional paid-in capital, retained earnings, and long term debt, respectively, as of January 1, 2021. Additionally, due to the adoption, the Company reversed the remaining balance of the deferred tax liability of $29.6 million which was initially recorded in connection with the Convertible Notes. Additionally, the Company increased the existing valuation allowance by $29.6 million as part of the adoption adjustment.  The Company concluded that the adoption of the ASU did not change its prior valuation allowance conclusions. The Company has updated its debt note (Note 8) with additional and modified disclosures as required by the standard upon adoption.

3. Acquisitions

Censa Asset Acquisition

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

The Company determined that substantially all of the fair value is concentrated in PTC923 and accounted for the transaction as an asset acquisition under ASC 805-50. The purchase price consisted of the cash consideration of $15.0 million and $42.9 million in the Company’s common stock, in addition to $0.7 million of acquisition costs. As such, the total consideration transferred was determined to be $58.6 million. The opening balance sheet net assets of $4.6 million, which consisted of cash of $3.8 million and other current assets of $0.8 million, were determined to be non-qualifying assets and recorded at their fair values, respectively. The remaining consideration of $54.0 million was allocated to PTC923. As PTC923 is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D was expensed. Of the $54.0 million, $53.3 million is included in research and development expense and the $0.7 million related to the acquisition costs, is included in selling, general, and administrative expense within the Company’s statement of operations for the year ended December 31, 2020.

Subject to the terms and conditions of the Censa Merger Agreement, Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of the Company’s common stock. The Company will record the milestone and royalty payments when they become payable. Milestone payments prior to FDA approval of PTC923 for PKU (or other indications) will be expensed accordingly and milestone payments that will only occur after PTC923 for PKU (or other indications) is FDA approved, will be capitalized and amortized over their expected useful lives.

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

The purchase price consisted of upfront consideration of $10.0 million in cash and approximately $0.5 million of acquisition costs, resulting in $10.5 million of total consideration transferred. As vatiquinone is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D asset of $10.0 million was expensed to research and development during the year ended December 31, 2019 and included within operating activities in the statement of cash flows. The remaining assets acquired and liabilities assumed were immaterial. Additionally, as noted above, BioElectron may be entitled to receive contingent milestone payment and contingent royalty payments. The Company will record the milestone and royalty payments if and when they become payable, in accordance with the applicable guidance. These payments will be capitalized and amortized over their expected useful lives.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

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

In May 2019, the Company purchased $4.0 million of shares of ClearPoint Neuro, Inc.’s (“ClearPoint”) (formerly MRI Interventions, Inc.) common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with ClearPoint, a publicly traded medical device company. In February 2021, the Company purchased $0.1 million of shares of ClearPoint’s common stock, at a purchase price of $23.50 per share, in connection with ClearPoint’s underwritten public offering of common stock. The Company determined that the May 2019 and February 2021 ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of deposits and other assets on the consolidated balance sheet. During the year ended December 31, 2021 and 2020, the Company recorded an unrealized loss of $6.1 million and an unrealized gain of $14.3 million respectively, which are components of other (expense) income, net within the consolidated statement of operations. The fair value of the equity investments was $14.5 million and $20.5 million as of December 31, 2021 and 2020, respectively. The Company classifies its equity investments in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the year ended December 31, 2021 and 2020, the Company recorded an unrealized loss of $8.3 million and an unrealized gain of $19.3 million, respectively. These unrealized gains and losses are components of other (expense) income, net within the consolidated statement of operations. The fair value of the convertible debt security was $21.0 million and $29.3 million as of December 31, 2021 and 2020, respectively. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the equity investment and the convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.

In February 2021, the Company invested $200.0 million in two mutual funds. In August 2021 and November 2021, the Company made a $5.4 million and $4.6 million investment into a third mutual fund that is denominated in a foreign currency, respectively. All of these are equity investments and are classified as marketable securities on the Company’s consolidated balance sheets. These equity investments are reported at fair value, as it is readily available, and as such are

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are included as components of other (expense) income, net within the consolidated statement of operations. During the year ended December 31, 2021, the Company had $1.7 million unrealized net gains relating to the equity investments still held at the reporting date. During the year ended December 31, 2021, the Company had redemptions of $4.3 million. During the year ended December 31, 2021, the Company had $0.4 million foreign currency unrealized losses relating to these equity investments.

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

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$376,685	$—	$376,685	$—
Marketable securities - equity investments	$206,973	$206,973	$—	$—
ClearPoint Equity Investments	$14,525	$14,525	$—	$—
ClearPoint convertible debt security	$20,971	$—	$20,971	$—
Contingent consideration payable- development and regulatory milestones	$139,300	$—	$—	$139,300
Contingent consideration payable- net sales milestones and royalties	$100,600	$—	$—	$100,600

	December 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$894,838	$—	$894,838	$—
ClearPoint Equity Investments	$20,503	$20,503	$—	$—
ClearPoint convertible debt security	$29,252	$—	$29,252	$—
Contingent consideration payable- development and regulatory milestones	$139,200	$—	$—	$139,200
Contingent consideration payable- net sales milestones and royalties	$101,200	$—	$—	$101,200

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2021 and 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

The following is a summary of marketable securities accounted for as available for sale debt securities at December 31, 2021 and 2020:

	December 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$75,275	5	(1)	75,279
Corporate debt securities	268,246	81	(644)	267,683
Asset-backed securities	15,287	16	(5)	15,298
Government obligations	18,479	5	(59)	18,425
Total	$377,287	$107	$(709)	$376,685

	December 31, 2020
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$276,855	$19	$(37)	$276,837
Corporate debt securities	474,030	1,658	(29)	475,659
Asset-backed securities	28,681	210	(3)	28,888
Government obligations	113,372	88	(6)	113,454
Total	$892,938	$1,975	$(75)	$894,838

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the years ended December 31, 2021 and 2020, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the years ended December 31, 2021 and 2020, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

For the year ended December 31, 2021, the Company had $0.8 million, realized gains from the sale of available for sale debt securities. For the year ended December 31, 2020, the Company had $0.7 million, realized gains from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2021 are as follows:

	December 31, 2021
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	12,992	—	—	(1)	12,992
Corporate debt securities	(608)	217,540	(36)	4,985	(644)	222,525
Asset-backed securities	(5)	10,786	—	—	(5)	10,786
Government obligations	(59)	15,483	—	—	(59)	15,483
Total	$(673)	$256,801	$(36)	$4,985	$(709)	$261,786

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2020 are as follows:

	December 31, 2020
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(37)	129,630	—	—	(37)	129,630
Corporate debt securities	(29)	102,426	—	—	(29)	102,426
Asset-backed securities	(3)	1,830	—	—	(3)	1,830
Government obligations	(6)	27,084	—	—	(6)	27,084
Total	$(75)	$260,970	$—	$—	$(75)	$260,970

Available for sale debt securities on the balance sheet at December 31, 2021 and 2020 mature as follows:

	December 31, 2021
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$75,279	$—
Corporate debt securities	131,606	136,077
Asset-backed securities	8,724	6,574
Government obligations	6,002	12,423
Total	$221,611	$155,074

	December 31, 2020
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$276,837	$—
Corporate debt securities	240,139	235,520
Asset-backed securities	6,363	22,525
Government obligations	65,524	47,930
Total	$588,863	$305,975

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

Convertible senior notes

In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2022 Convertible Notes at December 31, 2021 and 2020 was $158.3 million and $193.2 million, respectively. The estimated fair value of the 2026 Convertible Notes at December 31, 2021 and December 31, 2020 was $305.3 million and $394.9 million.

Rights Exchange Agreement

On April 29, 2020, the Company, certain of the former equity holders of Agilis, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Exchange Agreement (the “Rights Exchange Agreement”). Pursuant to the terms of the Rights Exchange Agreement, in the year ended December 31, 2020, the Company issued 2,821,176 shares of its common stock (the “Common Stock Consideration”)  and paid $36.9 million (the “Cash Consideration”), in the aggregate, to such former equityholders of Agilis (the “Participating Rightholders”) who in exchange have canceled and forfeited their rights under the Agilis Merger Agreement to receive (i) $174.0 million, in the aggregate, of potential milestone payments based on the achievement of certain regulatory milestones and (ii) $37.6 million, in the aggregate, of $40.0 million in development milestone payments, or the deferred consideration, that would have been due upon the passing of the second anniversary of the closing of the Agilis Merger. As a result of the Rights Exchange Agreement, the remaining deferred consideration payable was $2.4 million, was paid out upon the passing of the second anniversary of the closing of the Agilis Merger.  Accordingly, there was no deferred consideration payable as of December 31, 2020.

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

December 31, 2021

(In thousands except share and per share amount)

As of result of the Rights Exchange Agreement, the Company recognized a gain of $0.7 million on the settlement of the development milestones related to the difference in the development milestone settled of $37.6 million and Cash Consideration of $36.9 million. Additionally, the Company recognized a loss of $11.3 million on the settlement of the regulatory milestones related to the difference in fair value of the regulatory milestones settled of $139.2 million and the fair value of the Common Stock Consideration of $150.5 million.  The $0.7 million gain and $11.3 million loss are included in the settlement of deferred and contingent consideration in the Company’s statement of operations for the year ended December 31, 2020. Additionally, as of the date of the Rights Exchange Agreement, the Company recognized a gain on the fair value of the contingent consideration of $1.0 million related to the portion of regulatory milestones that were forfeited, which is included in the change in fair value of the deferred and contingent liability within the Company’s statement of operations for the year ended December 31, 2020. This gain on the fair value of the contingent consideration is considered a non-recurring Level 3 fair value measurement and was estimated using the same valuation methodology and unobservable input ranges for development and regulatory milestones in the Level 3 valuation section below. In conjunction with the Rights Exchange Agreement, the Company also incurred $2.0 million of transaction fees, which were included in other expense in the Company’s statement of operations for the year ended December 31, 2020.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss in the consolidated statements of operations. The fair value of the development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. On December 31, 2021, the weighted average discount rate for the development and regulatory milestones was 3.4% and the weighted average probability of success was 42%.  The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. On December 31, 2021, the weighted average discount rate for the net sales milestones and royalties was 11.0% and the weighted average probability of success for the net sales milestones was 48%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the contingent consideration payables for the years ended December 31, 2021, and 2020:

	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones - Agilis	- Agilis
Beginning balance as of December 31, 2019	290,500	65,800
Additions	—	—
Change in fair value	(12,120)	35,400
Payments	—	—
Rights Exchange settlement	(139,180)	—
Ending balance as of December 31, 2020	139,200	101,200
Additions	—	—
Change in fair value	100	(600)
Payments	—	—
Rights Exchange settlement	—	—
Ending balance as of December 31, 2021	$139,300	$100,600

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

The following significant unobservable inputs were used in the valuation of the contingent consideration payables for the years ended December 31, 2021 and 2020:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,300	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 1.7% - 4.7% 2022 - 2028
Contingent considerable payable- net sales milestones and royalties	$100,600	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 11.0% 2023 - 2040

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,200	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 2.2% - 4.5% 2021 - 2028
Contingent considerable payable- net sales milestones and royalties	$101,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 11.5% 2022 - 2040

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

5. Fixed assets

Fixed assets, net were as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020
Leasehold improvements	$19,937	$8,072
Computer equipment and software	13,812	11,471
Machinery and lab equipment	33,187	23,430
Furniture and fixtures	3,805	3,844
Assets in process	9,017	5,076
	79,758	51,893
Less accumulated depreciation	(27,173)	(18,062)
Total	$52,585	$33,831

Depreciation expense was approximately $9.4 million, $6.6 million, and $4.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The agreement will expire on December 31, 2032 unless the Company terminates it on 24 months prior written notice to MassBio. Pursuant to the terms of the agreement, MassBio agreed to provide the Company with four dedicated rooms for its gene therapy AADC program. The Company concluded that the agreement contains an embedded lease as the Company controls the use of the four dedicated rooms and the equipment therein. The agreement included guaranteed lease payments of $15.0 million at the onset of the agreement and $3.0 million annually thereafter. The present value of the guaranteed lease payments was determined to be $41.4 million, which exceeded the assessed fair value of the Company’s share of the building. Therefore, the Company determined that the agreement was a finance lease, for which the Company recorded a finance lease ROU asset and corresponding finance lease liability at the onset of the lease agreement. Given that the leased asset is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730. Accordingly, the full $41.4 million relating to the finance lease ROU asset was written off and expensed to research and development during the year ended December 31, 2020. The remaining balance for the finance lease ROU asset related to this arrangement is $0 as of December 31, 2021 and as of December 31, 2020. As of December 31, 2021, the balance of the finance lease liabilities-current and finance lease liabilities-non-current are $3.0 million and $20.1 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2020, the balance of the finance lease liabilities-current and finance lease liabilities non-current were $1.3 million and $23.1 million, respectively. Additionally, during the years ended December 30, 2021 and December 30, 2020, the Company recorded finance lease costs of $1.7 million and $0.9 million, respectively, related to interest on the lease liability.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.1 years to 13.5 years and certain leases include

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

renewal options to extend the lease for up to 10 years. Rent expense was approximately $21.4 million, $15.3 million, and $6.0 million for the years ended December 31, 2021, 2020 and 2019.

The components of lease expense were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

Operating Lease Cost
Fixed lease cost	$16,411	$12,368	$4,929
Variable lease cost	4,361	2,448	694
Short-term lease cost	656	450	350
Total operating lease cost	$21,428	$15,266	$5,973

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

The Company did not enter into any new material leases during the year ended December 31, 2021. The decrease in the operating lease ROU asset and operating lease liability during the year ended December 31, 2021 resulted from the termination of the Company’s office leases in Sweden and Washington DC.

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease terms - operating leases (years)	10.87	11.49
Weighted-average discount rate - operating leases	8.91%	8.86%
Weighted-average remaining lease terms - finance lease (years)	11.00	12.00
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,683	$8,462	$4,466
Financing cash flows from finance lease	2,224	17,829	—
Operating cash flows from finance leases	776	171	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$645	$76,811	$17,389
Finance lease	—	41,382	—

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

Future minimum lease payments under non-cancelable leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Lease
2022	$13,443	$3,000
2023	13,068	3,000
2024	12,343	3,000
2025	11,221	3,000
2026 and thereafter	80,771	21,000
Total lease payments	130,846	33,000
Less: Imputed Interest expense	49,954	9,947
Total	$80,892	$23,053

In conjunction with the BioElectron Asset Purchase Agreement by and between the Company and BioElectron, the Company acquired BioElectron’s lease in Mountain View, California. As substantially all of the fair value of the gross assets acquired was related to vatiquinone, the relative fair value allocated to the right of use asset and corresponding lease liability for the Mountain View lease was determined to be immaterial, and accordingly is not included in the tables above. The future minimum lease payments for the Mountainview lease are $1.4 million for 2022 and $0 thereafter.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
Employee compensation, benefits, and related accruals	$55,733	$53,291
Income tax payable	1,287	4,315
Consulting and contracted research	26,434	18,250
Professional fees	3,547	3,614
Sales allowance	61,662	54,327
Sales rebates	68,770	63,774
Royalties	35,679	16,575
Accounts payable	23,033	18,665
Other	12,639	9,357
Total	$288,784	$242,168

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

method to account for subsequent changes in the estimated future payments to be made to RPI and will update the effective interest rate on a quarterly basis. Issuance costs related to the transaction were determined to be immaterial.

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the year ended December 31, 2021:

Year Ended December 31,
Liability for sale of future royalties- (current and noncurrent)	2021
Beginning balance as of December 31, 2020	$679,762
Less: Non-cash royalty revenue payable to RPI	(23,460)
Plus: Non-cash interest expense recognized	77,683
Ending balance	$733,985
Effective interest rate as of December 31, 2021	10.9%

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The 2026 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries. The 2026 Convertible Notes Indenture contains customary events of default with respect to the 2026 Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2026 Convertible Notes when due and payable) occurring and continuing, the 2026 Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2026 Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the 2026 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2026 Convertible Notes Indenture) will, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2026 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2026 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The 2026 Convertible Notes consist of the following:

	Year ended
	December 31,
Liability component	2021	2020
Principal	$287,500	$287,500
Less: Debt issuance costs	(5,606)	(4,058)
Less: Debt discount, net(1)	—	(106,065)
Net carrying amount	$281,894	$177,377
(1)	Included in the consolidated balance sheets within convertible senior notes (due 2026) and amortized to interest expense over the remaining life of the 2026 Convertible Notes using the effective interest rate method.

As of December 31, 2021, the remaining contractual life of the 2026 Convertible Notes is approximately 4.7 years.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Year ended
	December 31,
	2021	2020
Contractual interest expense	$4,313	$4,319
Amortization of debt issuance costs	1,128	508
Amortization of debt discount	—	13,285
Total	$5,441	$18,112
Effective interest rate of the liability component	1.9%	10.2%

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

Holders of the 2022 Convertible Notes may have converted their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2022 only under the following circumstances:

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

As of February 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or any combination thereof at the Company’s election.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The 2022 Convertible Notes represent senior unsecured obligations and will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries. The 2022 Convertible Notes Indenture contains customary events of default with respect to the 2022 Convertible Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2022 Convertible Notes when due and payable) occurring and continuing, the 2022 Convertible Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2022 Convertible Notes by notice to the Company and the Convertible Notes Trustee, may, and the 2022 Convertible Notes Trustee at the request of such holders (subject to the provisions of the 2022 Convertible Notes Indenture) will, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

The 2022 Convertible Notes consist of the following:

	Year ended
	December 31,
Liability component	2021	2020
Principal	$150,000	$150,000
Less: Debt issuance costs	(460)	(865)
Less: Debt discount, net (1)	—	(17,372)
Net carrying amount	$149,540	$131,763
(1)	Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Convertible Notes using the effective interest rate method.

As of December 31, 2021, the remaining contractual life of the 2022 Convertible Notes is approximately 0.6 years.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Year ended
	December 31,
	2021	2020
Contractual interest expense	$4,500	$4,500
Amortization of debt issuance costs	720	464
Amortization of debt discount	—	9,314
Total	$5,220	$14,278
Effective interest rate of the liability component	3.5%	11.0%

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2019, the Company issued and sold an aggregate of 63,926 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $46.60 per share. The Company received net proceeds of $2.6 million after deducting agent discounts and commissions and other offering expenses payable by the Company.

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

During the year ended December 31, 2020, the Company issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. During the year ended December 31, 2020, the Company received net proceeds of $28.1 million after deducting agent discounts and commissions and other offering expenses payable by the Company. No shares were sold during the year ended December 31, 2021. The remaining shares of the Company’s common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2021.

As a result of the Rights Exchange Agreement, during the year ended December 31, 2020, the Company issued 2,821,176 shares of its common stock to Participating Rightholders. The shares had a fair value of $150.5 million upon issuance.

As a result of the Censa Merger, during the year ended December 31, 2020, the Company issued 845,364 shares of the Company’s common stock to Censa securityholders, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Censa Merger Agreement.

In June 2021, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, which increased the number of authorized shares of the Company’s common stock from 125,000,000 to 250,000,000 shares.

As of December 31, 2021, the Company’s number of authorized shares of common stock was 250,000,000.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

10. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.  Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Year ended December 31,
	2021		2020		2019
Numerator
Net loss	$(523,901)		$(438,160)		$(251,576)
Denominator
Denominator for basic and diluted net loss per share	70,466,393		66,027,908		58,863,185
Net loss per share:
Basic and diluted	$(7.43)	*	$(6.64)	*	$(4.27)	*
*	For the years ended December 31, 2021, 2020, and 2019, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2021	2020	2019
Stock Options	10,772,582	9,663,677	11,043,939
Unvested restricted stock awards and units	1,519,831	982,058	642,419
Total	12,292,413	10,645,735	11,686,358

11. Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. The number of shares of common stock reserved for issuance under the 2013 Long Term Incentive Plan is the sum of (1) 122,296 shares of common stock available for issuance under the Company’s 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan, (2) the number of shares (up to 3,040,444 shares) equal to the sum of the number of shares of common stock subject to outstanding awards under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan and 2013 Stock Incentive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right plus (3) an annual increase, to be added on the first day of each fiscal year until the expiration of the 2013 Long Term Incentive Plan, equal to the lowest of 2,500,000 shares of common stock, 4% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s Board of Directors. As of December 31, 2021, awards for 995,368 shares of common stock were available for issuance under the 2013 Long Term Incentive Plan.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, initially up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation. In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. As of December 31, 2021, awards for 794,436 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2021, the Company issued options to purchase an aggregate of 392,845 shares of common stock to certain new hire employees at a weighted-average exercise price of $42.32 per share. Additionally, during the year ended December 31, 2021, the Company issued 128,635 restricted stock units under the 2020 Inducement Stock Incentive Plan. An aggregate of 335,020 of options and 14,810 of restricted stock units previously granted as inducement awards were forfeited during the year ended December 31, 2021 in connection with employee separations from the Company.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2018	8,534,358	$28.58
Granted	3,977,995	$35.81
Exercised	(949,887)	$19.25
Forfeited	(518,527)	$35.27
Outstanding at December 31, 2019	11,043,939	$31.67
Granted	2,777,975	$51.06
Exercised	(3,268,452)	$24.25
Forfeited	(889,785)	$42.14
Outstanding at December 31, 2020	9,663,677	$38.72
Granted	2,487,234	61.36
Exercised	(635,871)	28.01
Forfeited/Cancelled	(742,458)	52.04
Outstanding at December 31, 2021	10,772,582	$43.66	6.91	years	$50,564
Vested or Expected to vest at December 31, 2021	4,409,301	$51.05	8.34	years	$7,022
Exercisable at December 31, 2021	5,958,347	$37.53	5.74	years	$43,249

The fair values of grants made in the years ended December 31, 2021, 2020 and 2019 were contemporaneously estimated on the date of grant using the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.51% - 1.24%	0.34% - 1.45%	1.58% - 2.63%
Expected volatility	74% - 89%	87% - 89%	62% - 92%
Expected term	5.5 years	5.75 years	5.75 - 6.11 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $43.05, $36.94, and $23.05 per share, respectively.

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

December 31, 2021

(In thousands except share and per share amount)

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2020	982,058	$41.78
Granted	1,018,228	62.54
Vested	(335,114)	36.09
Forfeited	(145,341)	57.71
Unvested at December 31, 2021	1,519,831	$55.43

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the “Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2021, the Company recorded $2.3 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2021	2020	2019
Research and development	$53,632	$38,716	$20,836
Selling, general and administrative	49,881	31,609	21,298
Total	$103,513	$70,325	$42,134

As of December 31, 2021, there was approximately $198.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.54 years.

12. Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2021, 2020, and 2019, respectively.

	Unrealized		Total
	Gains (Losses)		Accumulated
	On	Foreign	Other
	Marketable	Currency	Comprehensive
	Securities, net of tax	Translation	Items
Balance at December 31, 2018	$31	$1,431	$1,462
Other comprehensive income (loss) before reclassifications	724	(12,770)	(12,046)
Amounts reclassified from other comprehensive items	—	—	—
Other comprehensive income (loss)	724	(12,770)	(12,046)
Balance at December 31, 2019	$755	$(11,339)	$(10,584)
Other comprehensive income (loss) before reclassifications	479	(51,518)	(51,039)
Amounts reclassified from other comprehensive items	666	—	666
Other comprehensive income (loss)	1,145	(51,518)	(50,373)
Balance at December 31, 2020	$1,900	$(62,857)	$(60,957)
Other comprehensive (loss) income before reclassifications	(3,279)	39,177	35,898
Amounts reclassified from other comprehensive items	777	—	777
Other comprehensive (loss) income	(2,502)	39,177	36,675
Balance at December 31, 2021	$(602)	$(23,680)	$(24,282)

Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

13. Revenue recognition

Net product sales

The Company views its operations and manages its business in one operating segment. During the years ended December 31, 2021, 2020 and 2019, net product sales in the United States were $187.3 million, $139.0 million, and $101.0 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $241.6 million, $194.4 million, and $190.3 million respectively, consisting of sales of Translarna, Tegsedi, and Waylivra. Translarna net product revenues made up $236.0 million, $191.9 million, and $190.0 million of the net product sales outside the United States for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021, 2020, and 2019, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of December 31, 2021, the Company does not have a contract liabilities balance. As of December 31, 2020, the Company’s contract liabilities balance was $4.2 million. The Company did not have any contract assets for the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the Company recognized revenues of $4.0 million and $8.1 million, respectively, related to amounts included in contract liability balance at the beginning of each period. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the years ended December 31, 2021 and 2020.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of December 31, 2021, the Company does not have any remaining performance obligations relating to Translarna net product revenue. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations relating to Translarna net product revenue was $4.2 million.

Collaboration revenue and Royalty revenue

In November 2011, the Company and the Spinal Muscular Atrophy Foundation (“SMA Foundation”) entered into a licensing and collaboration agreement with F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, “Roche”). Under the terms of the SMA License Agreement, Roche acquired an exclusive worldwide license to the Company’s SMA program.

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

The first commercial sale of Evrysdi in the EU was made in March 2021. This event triggered a $20.0 million milestone payment to the Company from Roche. The first commercial sale in Japan was made in August 2021, which was the final research and development milestone received by the Company. This event triggered a $10.0 million payment to the Company from Roche. As of December 31, 2021, the Company does not have any remaining research and development milestones that can be received.

In December 2021, the Company recorded its first sales milestone of $25.0 million for the achievement of $500.0 million in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of December 31, 2021. The remaining potential sales milestones as of December 31, 2021 is $300.0 million upon achievement of certain sales events.

For the years ended December 31, 2021, 2020, and 2019, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $55.0 million, $42.6 million, and $15.2 million, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the year ended December 31, 2021, the Company has recognized $54.6 million of royalty revenue related to Evrysdi. For the year ended December 31, 2020, the Company has recognized $4.8 million of royalty revenue related to Evrysdi. No royalty revenue was recognized in the years prior, as the first commercial sale of Evrysdi occurred in August 2020.

14. Income taxes

The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Domestic	$(487,726)	$(452,475)	$(231,915)
Foreign	(30,614)	49,543	(8,011)
Total	$(518,340)	$(402,932)	$(239,926)

The Income Tax Provision consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(3,844)	(24,984)	(61)
Foreign	(1,340)	(4,372)	(2,041)
Deferred:
U.S. Federal	—	—	—
U.S. State and Local	(377)	(5,872)	(8,812)
Foreign	—	—	(736)
Total tax expense	$(5,561)	$(35,228)	$(11,650)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020	2019
Federal income tax provision at statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	(0.74)	(3.31)	1.08
Permanent differences	(4.06)	(6.66)	(6.17)
Research and development	4.50	4.93	4.38
Change in valuation allowances	(29.03)	(26.40)	(35.49)
Change in deferred tax assets	12.05	2.93	15.89
Foreign tax rate differential	0.01	0.72	(1.88)
Tax rate change	0.01	(1.46)	(3.67)
(Accrual) Release of uncertain tax positions	(4.78)	(0.61)	—
Other	(0.03)	0.12	—
Effective income tax rate	(1.07)%	(8.74)%	(4.86)%

Accounting for income taxes under U.S. GAAP requires that individual tax-paying entities of the company offset all deferred tax liabilities and assets within each particular tax jurisdiction and present them as a noncurrent deferred tax

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

liability or asset. Amounts in different tax jurisdictions cannot be offset against each other. The noncurrent deferred income tax asset is recorded within deposits and other assets on the balance sheet. The amount of deferred income taxes are as follows:

	December 31,
	2021	2020
Assets:
Noncurrent deferred income taxes	$—	$—
Liabilities:
Noncurrent deferred income taxes	(137,110)	(136,735)
Deferred income taxes - net	$(137,110)	$(136,735)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Accrued expense	$8,208	$5,528
Amortization	87,998	80,677
Depreciation	—	—
Federal tax credits	142,595	123,405
State tax credits	8,054	—
Federal net operating losses	76,589	16,999
State net operating losses	9,159	1,428
Foreign net operating losses	3,316	—
Capitalized research and development costs	241	661
Share based compensation and other	15,273	14,612
Liability for sale of future royalties	148,503	161,204
Noncash interest expense	26,040	—
Other comprehensive loss	143	7,624
Total gross deferred tax assets	526,119	412,138
Less valuation allowance	(525,570)	(379,608)
Total deferred tax assets, net of valuation allowance	$549	$32,530
Deferred tax liabilities:
Depreciation	$(549)	$(2,904)
Convertible debt	—	(29,626)
Indefinite lived intangible	(137,110)	(136,735)
Total gross deferred tax liabilities	(137,659)	(169,265)
Net deferred tax assets (liabilities)	$(137,110)	$(136,735)

For the year ended December 31, 2021, the Company generated taxable loss in the U.S. of $306.9 million.  The Company has not recorded any federal income tax provision after considering the federal NOL. The Company recorded a state income tax provision of $3.8 million which is primarily attributable to state income taxes paid in the current year related to prior year’s state tax liability.

At December 31, 2021 and 2020, the Company recorded valuation allowance against its net deferred tax assets of $525.6 million and $379.6 million, respectively. The change in the valuation allowance during the years ended December 31,

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

2021 and 2020 was $146.0 million and $112.5 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2021, the Company had $364.7 million and $136.7 million of federal and state net operating loss carryforwards, respectively. As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.

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

As of December 31, 2021, research and development credit carryforward for federal purposes is $28.0 million. In addition, the Orphan Drug Credit Carryover available as of December 31, 2021 is $114.6 million. The Company’s federal credit carryforwards begin to expire in 2022.

As a result of U.S. tax reform legislation, federal net operating losses generated in 2018 carryforward indefinitely. State net operating loss carryforwards begin to expire in 2037. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 20 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. At December 31, 2020, the Company utilized $364.1 million NOLs of which $97.7 million is the Section 382 NOL. At December 31, 2021, there is $361.7 million available for immediate use and an additional $5.7 million will free up in 2022.

The income tax expense for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of foreign taxes, the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance.

The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2021, the Company recorded unrecognized tax benefits in the amount of $27.2 million including interest and penalties through 2021. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company concluded the examination from the United States Internal Revenue Service for tax year 2014 noting adjustments to the U.S. federal net operating loss carryforwards and research and development credit carryforwards.  No other examinations are in process.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. As of December 31, 2021, for purposes of ASC 740-10-25-3, the Company had $48.0 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Unrecognized Tax Benefits

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2020	2,446
Additions based on tax positions related to the current year	24,771
Balance at December 31, 2021	$27,217

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

For the year ended December 31, 2021, the Company recorded $24.8 million of unrecognized tax benefits. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months, the Company is unable to estimate the amount of any such change.

The Company records penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. The Company has recorded $0.1 million of interest and penalties related to uncertain tax positions for the years ended December 31, 2021 in the accompanying consolidated balance sheet. Future changes in the Company’s unrecognized tax benefits will affect the Company’s annual effective tax rate.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

15. Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (“Wellcome Trust”) for the research and development of small molecule compounds in connection with its oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology platform funding agreement, to the extent that the Company develops and commercializes program intellectual property, excluding emvododstat, on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. Additional milestone payments up to an aggregate of $22.4 million may become payable by the Company to Wellcome Trust under this agreement.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

Subject to the terms and conditions of the Censa Merger Agreement, Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for PTC923’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of PTC923, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize PTC923, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for PTC923 for PKU, if achieved, in cash or shares of the Company’s common stock.

The Company also has the Tegsedi-Waylivra Agreement for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Pursuant to the Tegsedi-Waylivra Agreement, the Company paid Akcea an upfront licensing fee, which included an initial payment of $12.0 million. In 2019, a $6.0 million milestone was paid upon receipt of regulatory approval of Waylivra from the EMA and a $4.0 million milestone was paid upon regulatory approval of Tegsedi from ANVISA, the Brazilian health regulatory authority. In addition, a $4.0 million milestone was paid upon receipt of regulatory approval for Waylivra from ANVISA in August 2021. Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement.

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

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

16. Geographic information

The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2021
	United States	Non-US	Total
Total assets	$1,744,225	$193,831	$1,938,056
Fixed assets, net	$51,626	$959	$52,585
Revenue	$297,005	$241,588	$538,593

	Year Ended December 31, 2020
	United States	Non-US	Total
Total assets	$2,073,404	$134,874	$2,208,278
Fixed assets, net	$32,352	$1,479	$33,831
Revenue	$186,396	$194,370	$380,766

17. 401(k) plan

The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided an 100%, 100% and 100% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2021, 2020 and 2019, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $6.6 million, $5.3 million, and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

accordance with the guidance for an asset acquisition, the Company will record the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the years ended December 31, 2021, 2020, and 2019, milestone payments of $61.1 million, $40.9 million, and $27.1 million were recorded, respectively. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of December 31, 2021, a milestone payable to Marathon of $22.1 million was recorded on the balance sheet within accounts payable and accrued expenses.

Pursuant to the Tegsedi-Waylivra Agreement, in May 2019 the Company made a $6.0 million milestone payment to Akcea upon regulatory approval of Waylivra from the EMA. In December 2019, the Company made a $4.0 million milestone payment to Akcea upon regulatory approval of Tegsedi from ANVISA. Both payments were recorded as intangible assets and are being amortized to cost of product sales over their expected useful life of approximately ten years on a straight line basis. Additionally, in August 2021, the Company made a $4.0 million milestone payment to Akcea upon regulatory approval of Waylivra from ANVISA. In accordance with the guidance for an asset acquisition, the Company recorded the milestone payment when it became payable to Akcea, and it increased the cost basis for the Waylivra intangible asset. This payment is being amortized to cost of product sales over the expected remaining useful life of the Waylivra asset on a straight line basis.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company will record royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets, respectively. For the year ended December 31, 2021, royalty payments of $0.2 million were recorded for Tegsedi. No royalty payments were recorded in 2020 and 2019. As of December 31, 2021, a royalty payable of $0.2 million for Tegesdi was recorded on the balance sheet within accounts payable and accrued expenses.

For the years ended December 31, 2021, 2020, and 2019, the Company recognized amortization expense of $54.8 million, $36.9 million, and $27.7 million respectively, related to the Emflaza rights, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Emflaza rights, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of December 31, 2021
2022	$65,286
2023	65,286
2024	11,233
2025	1,508
2026 and thereafter	5,028
Total	$148,341

The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2021 is 2.5 years.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2021

(In thousands except share and per share amount)

other programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The value allocated to the indefinite lived intangible assets was $576.5 million. There have been no changes to the balance of the indefinite-lived intangibles since the Agilis Merger. The Company performed a quantitative annual impairment test for its indefinite-lived intangible assets as of October 1, 2021 and concluded that no impairment exists as of December 31, 2021.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill, which included a measurement period adjustment of $18.0 million recorded during the three month period ended December 31, 2018. This adjustment was related to the finalization of the fair values assigned to the intangible assets and corresponding deferred tax liability, the contingent consideration, and the deferred consideration. There have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of December 31, 2021 and 2020 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2021 and concluded that no impairment exists as of December 31, 2021.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 22, 2022

Item 9B.   Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.   Executive Compensation

The information required by this item as set forth in under the captions “Executive Compensation”, “2021 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

●	Reports of independent registered public accounting firm
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
●	Notes to Consolidated Financial Statements

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

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on July 29, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2017)

4.1	Description of Registered Securities

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

10.11+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2022 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.12+

Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.13+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.14+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.15+

Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2022 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.16+

Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2022 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.17+

Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.18

Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.19†

License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.20†

Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.21†

Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.22+

Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

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

10.28†

Collaborative Research Agreement, dated September 30, 2015, as amended, by and between National Taiwan University and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.29†

License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.30*

License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.42 on Form 10-K filed by Registrant on March 2, 2020)

10.31†

Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.32	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2021)

10.33+	Employment Agreement, as amended, between the Registrant and Emily Hill (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

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
10.50*

Collaborative Research Agreement Amendment 7, dated as of September 14, 2020 by and between National Taiwan University and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by the Registrant on February 25, 2021)

10.51*

Collaborative Research Agreement Amendment 8, dated as of December 5, 2020 by and between National Taiwan University and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by the Registrant on February 25, 2021)

10.52*

Collaborative Research Agreement Amendment 9, dated as of March 21, 2021 by and between National Taiwan University and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 4, 2021)

10.53*	Collaborative Research Agreement Amendment 10, dated as of November 1, 2021 by and between National Taiwan University and PTC Therapeutics GT, Inc.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)
††	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

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

+	Management contract, compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	Submitted electronically herewith.

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

PTC THERAPEUTICS, INC.

Date:	February 22, 2022	By:	/s/ STUART W. PELTZ
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

Dated:	February 22, 2022	By:	/s/ STUART W. PELTZ
Stuart W. Peltz
Chief Executive Officer and Director

Dated:	February 22, 2022	By:	/s/ EMILY HILL
Emily Hill
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 22, 2022	By:	/s/ CHRISTINE UTTER
Christine Utter
Chief Accounting Officer
(Principal Accounting Officer)

Dated:	February 22, 2022	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler
Director

Dated:	February 22, 2022	By:	/s/ ALLAN JACOBSON
Allan Jacobson
Director

Dated:	February 22, 2022	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey
Director

Dated:	February 22, 2022	By:	/s/ EMMA REEVE
Emma Reeve
Director

Dated:	February 22, 2022	By:	/s/ MARY SMITH
Mary Smith
Director

Dated:	February 22, 2022	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell
Director

Dated:	February 22, 2022	By:	/s/ GLENN D. STEELE
Glenn D. Steele
Director

Dated:	February 22, 2022	By:	/s/ DAWN SVORONOS
Dawn Svoronos
Director

Dated:	February 22, 2022	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis
Director