Form 10-Q
period 2022-09-30
PTC THERAPEUTICS, INC.
filed 2022-10-27
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 25, 2022, there were 71,882,044 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to our gene therapy platform, including our ability to commercialize UpstazaTM (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, in the European Economic Area, or EEA, any potential regulatory submissions and potential approvals, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain our marketing authorization of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	our ability to utilize results from Study 041 to support a marketing approval for Translarna for the treatment of nmDMD in the United States and to support a conversion of the conditional marketing authorization for Translarna for the treatment of nmDMD in the EEA to a standard marketing authorization;
●	the anticipated period of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;

●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs and studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	our ability to maintain the current labeling under the marketing authorization in the EEA or expand the approved product label of Translarna for the treatment of nmDMD;
●	our ability to complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open-label extension, according to the protocol agreed with the EMA, and by the EMA’s deadline;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the potential impact that completion of Study 041 may have on our revenue growth;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to operate and grow our manufacturing capabilities for our gene therapy platform;

●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$104,424	$189,718
Marketable securities	184,008	583,658
Trade and royalty receivables, net	124,456	110,455
Inventory, net	14,812	15,856
Prepaid expenses and other current assets	89,562	54,681
Total current assets	517,262	954,368
Fixed assets, net	66,889	52,585
Intangible assets, net	749,890	724,841
Goodwill	82,341	82,341
Operating lease ROU assets	104,901	77,421
Deposits and other assets	55,115	46,500
Total assets	$1,576,398	$1,938,056
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$329,322	$288,784
Current portion of long-term debt	—	149,540
Operating lease liabilities- current	8,895	7,273
Finance lease liabilities- current	2,583	3,000
Liability for sale of future royalties- current	77,964	59,291
Other current liabilities	1,312	1,460
Total current liabilities	420,076	509,348
Long-term debt	282,749	281,894
Contingent consideration payable	157,700	239,900
Deferred tax liability	137,110	137,110
Operating lease liabilities- noncurrent	102,124	73,619
Finance lease liabilities- noncurrent	18,675	20,053
Liability for sale of future royalties- noncurrent	680,182	674,694
Other long-term liabilities	4,686	—
Total liabilities	1,803,302	1,936,618
Stockholders’ (deficit) equity:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 71,854,892 shares at September 30, 2022. Authorized 250,000,000 shares; issued and outstanding 70,828,226 shares at December 31, 2021.	71	71
Additional paid-in capital	2,222,905	2,123,606
Accumulated other comprehensive income (loss)	36,205	(24,282)
Accumulated deficit	(2,486,085)	(2,097,957)
Total stockholders’ (deficit) equity	(226,904)	1,438
Total liabilities and stockholders’ (deficit) equity	$1,576,398	$1,938,056

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product revenue	$134,186	$115,605	$407,720	$309,998
Collaboration revenue	50,017	10,011	50,024	30,018
Royalty revenue	32,924	13,127	73,645	33,348
Total revenues	217,127	138,743	531,389	373,364
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	14,011	6,539	33,785	23,001
Amortization of acquired intangible assets	31,023	14,383	80,790	38,411
Research and development	165,462	130,845	462,802	390,840
Selling, general and administrative	80,118	69,252	233,280	199,225
Change in the fair value of deferred and contingent consideration	(5,300)	10,800	(32,200)	11,600
Total operating expenses	285,314	231,819	778,457	663,077
Loss from operations	(68,187)	(93,076)	(247,068)	(289,713)
Interest expense, net	(20,880)	(21,802)	(66,371)	(63,520)
Other expense, net	(38,141)	(18,782)	(84,355)	(26,499)
Loss before income tax expense	(127,208)	(133,660)	(397,794)	(379,732)
Income tax benefit (expense)	17,893	36	9,666	(904)
Net loss attributable to common stockholders	$(109,315)	$(133,624)	$(388,128)	$(380,636)
Weighted-average shares outstanding:
Basic and diluted (in shares)	71,654,671	70,585,938	71,415,849	70,397,846
Net loss per share—basic and diluted (in dollars per share)	$(1.53)	$(1.89)	$(5.43)	$(5.41)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(109,315)	$(133,624)	$(388,128)	$(380,636)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	736	(136)	(2,333)	(1,505)
Foreign currency translation gain, net of tax	25,218	13,262	62,820	29,501
Comprehensive loss	$(83,361)	$(120,498)	$(327,641)	$(352,640)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended September 30, 2022	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance, June 30, 2022	71,505,889	$71	$2,184,230	$10,251	$(2,376,770)	$(182,218)
Exercise of options	331,379	—	10,005	—	—	10,005
Restricted stock vesting and issuance, net	17,624	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	—	—	—	—	—	—
Share-based compensation expense	—	—	28,670	—	—	28,670
Net loss	—	—	—	—	(109,315)	(109,315)
Comprehensive income	—	—	—	25,954	—	25,954
Balance, September 30, 2022	71,854,892	$71	$2,222,905	$36,205	$(2,486,085)	$(226,904)

				Accumulated
			Additional	other		Total
Three months ended September 30, 2021	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance, June 30, 2021	70,559,330	$70	$2,063,687	$(46,087)	$(1,821,093)	$196,577
Exercise of options	98,288	—	2,976	—	—	2,976
Restricted stock vesting and issuance, net	7,392	—	—	—	—	—
Share-based compensation expense	—	—	25,871	—	—	25,871
Net loss	—	—	—	—	(133,624)	(133,624)
Comprehensive income	—	—	—	13,126	—	13,126
Balance, September 30, 2021	70,665,010	$70	$2,092,534	$(32,961)	$(1,954,717)	$104,926

				Accumulated
			Additional	other		Total
Nine months ended September 30, 2022	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity (deficit)
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438
Exercise of options	456,399	—	13,203	—	—	13,203
Restricted stock vesting and issuance, net	479,004	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	91,263	—	3,107	—	—	3,107
Share-based compensation expense	—	—	82,989	—	—	82,989
Net loss	—	—	—	—	(388,128)	(388,128)
Comprehensive income	—	—	—	60,487	—	60,487
Balance, September 30, 2022	71,854,892	$71	$2,222,905	$36,205	$(2,486,085)	$(226,904)

				Accumulated
			Additional	other		Total
Nine months ended September 30, 2021	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity
Balance, December 31, 2020	69,718,096	$70	$2,171,746	$(60,957)	$(1,628,877)	$481,982
Exercise of options	574,230	—	16,120	—	—	16,120
Restricted stock vesting and issuance, net	299,563	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	73,121	—	2,627	—	—	2,627
Share-based compensation expense	—	—	77,277	—	—	77,277
Adjustment for the adoption of ASU 2020-06	—	—	(175,236)	—	54,796	(120,440)
Net loss	—	—	—	—	(380,636)	(380,636)
Comprehensive income	—	—	—	27,996	—	27,996
Balance, September 30, 2021	70,665,010	$70	$2,092,534	$(32,961)	$(1,954,717)	$104,926

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(388,128)	$(380,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,971	45,323
Non-cash operating lease expense	7,505	5,516
Non-cash royalty revenue related to sale of future royalties	(31,617)	(14,317)
Non-cash interest expense on liability related to sale of future royalties	55,778	57,755
Change in valuation of deferred and contingent consideration	(32,200)	11,600
Unrealized loss (gain) on ClearPoint Equity Investments	1,113	(2,376)
Unrealized loss (gain) on ClearPoint convertible debt security	2,392	(2,054)
Unrealized loss (gain) on marketable securities- equity investments	11,319	(1,350)
Loss on disposal of asset	81	—
Amortization of premiums on investments, net	1,792	4,052
Amortization of debt issuance costs	1,316	1,377
Share-based compensation expense	82,989	77,277
Unrealized foreign currency transaction losses, net	71,246	33,280
Changes in operating assets and liabilities:
Inventory, net	(768)	2,476
Prepaid expenses and other current assets	(35,615)	8,161
Trade and royalty receivables, net	(24,773)	(28,625)
Deposits and other assets	(3,752)	(444)
Accounts payable and accrued expenses	1,568	8,888
Other liabilities	(908)	(4,340)
Deferred revenue	—	(4,055)
Net cash used in operating activities	$(190,691)	$(182,492)
Cash flows from investing activities
Purchases of fixed assets	$(23,394)	$(19,487)
Purchases of marketable securities- available for sale	(40,429)	(276,376)
Purchases of marketable securities- equity investments	(22,787)	(205,382)
Sale and redemption of marketable securities- available for sale	341,990	693,319
Sale and redemption of marketable securities- equity investments	104,431	740
Acquisition of product rights and licenses	(102,069)	(41,806)
Purchase of equity investment in ClearPoint	—	(100)
Net cash provided by investing activities	$257,742	$150,908
Cash flows from financing activities
Proceeds from exercise of options	13,203	16,120
Repayment of Convertible Notes	(150,000)	—
Proceeds from employee stock purchase plan	3,107	2,627
Payment of finance lease principal	(1,276)	(2,224)
Net cash provided by financing activities	$(134,966)	$16,523
Effect of exchange rate changes on cash	(8,792)	(3,933)
Net decrease in cash and cash equivalents	(76,707)	(18,994)
Cash and cash equivalents, and restricted cash beginning of period	197,218	216,312
Cash and cash equivalents, and restricted cash end of period	$120,511	$197,318
Supplemental disclosure of cash information
Cash paid for interest	$12,679	$9,589
Cash paid for income taxes	4,029	5,527
Supplemental disclosure of non-cash investing and financing activity
Unrealized loss on marketable securities, net of tax	$(2,333)	$(1,505)
Right-of-use assets obtained in exchange for operating lease obligations	35,294	—
Acquisition of product rights and licenses	27,828	19,154
Milestone payable	50,000	—

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including Upstaza (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA.  The Company is also preparing a biologics license application (“BLA”) for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, the Company held a type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At such meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. The Company is working with the FDA to address this request and it expects to submit a BLA to the FDA in the first half of 2023.

The Company holds the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Tegsedi-Waylivra Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”), a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). The Company began to make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil in the second quarter of 2022 and it continues to make Tegsedi available in certain other countries within Latin America and the Caribbean through early access programs (“EAP Programs”). In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome (“FCS”) in Brazil and the Company began to make commercial sales of Waylivra in Brazil in the third quarter of 2022 while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP Programs. Waylivra has also received marketing authorization in the EU for the treatment of FCS. Additionally, the Company submitted an application to ANVISA in December 2021 for the approval of

Waylivra for the treatment of familial partial lipodystrophy, and it expects a regulatory decision on approval in the fourth quarter of 2022.

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA and the Company expects the European Medicines Agency (“EMA”) to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA by the end of 2022. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company announced the results from its Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses the blood brain barrier at significant levels and that PTC518 was well tolerated. The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. The Company expects data from the initial 12-week phase of the Phase 2 study in the first half of 2023.

The Company’s Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s Bio-e platform are vatiquinone and utreloxastat, formerly known as PTC857. The Company initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. The Company has completed enrollment in this trial after previously experiencing delays in enrollment due to the COVID-19 pandemic.  The Company anticipates results from the Phase 2/3 trial to be available in the first quarter of 2023. The Company also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipates results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, the Company completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. The Company initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis in the first quarter of 2022.

The most advanced molecule in the Company’s metabolic platform is sepiapterin, formerly known as PTC923, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. The Company initiated a registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”) in the third quarter of 2021 and expects results from this trial to be available by the end of 2022.

The Company also has two oncology agents that are in clinical development, unesbulin and emvododstat. The Company completed its Phase 1 trials evaluating unesbulin in leiomyosarcoma (“LMS”) and diffuse intrinsic pontine glioma (“DIPG”) in the fourth quarter of 2021. The Company initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022. The Company expects that initiation of a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG will be delayed by at least one quarter. The Company completed its Phase 1 trial evaluating emvododstat in acute myeloid leukemia (“AML”), in the fourth quarter of 2021. The Company expects to provide further updates regarding its emvododstat program at a later date.

In June 2020, the Company initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat in patients hospitalized with COVID-19. In February 2021, the Company announced the completion of the first stage of the Phase

2/3 trial. Given the changing nature of the COVID-19 pandemic to the outpatient treatment setting, the Company concluded enrollment in the Phase 2/3 trial early and has ended the trial.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. The marketing authorization in the EEA was last renewed in June 2022 and is effective, unless extended, through August 5, 2023. This marketing authorization is further subject to the specific obligation to conduct and submit the results of a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. The Company refers to the trial and open-label extension together as Study 041. In June 2022, the Company announced top-line results from the placebo-controlled trial of Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated.  In September 2022, as part of a specific obligation, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. The Company expects an opinion from the Committee for Medicinal Products for Human Use in the first half of 2023.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed a New Drug Application (“NDA”) over protest with the FDA, for which the FDA granted a standard review. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied PTC’s appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. The Company followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that the Company designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, the Company announced top-line results from the placebo-controlled trial of Study 041. The Company submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. While the FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness, the Company plans to pursue follow up discussions with the FDA to understand whether the evidence shown by entire intent to treat population in Study 041 along with confirmatory evidence from other studies could support approval.

As of September 30, 2022, the Company had an accumulated deficit of approximately $2,486.1 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 and in August 2015 of 3.00% convertible senior notes due 2022 (see Note 9), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, "at the market offering" of its common stock, its initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement dated as of July 17, 2020, by and among the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, solely for the limited purposes set forth therein, Royalty Pharma PLC (the “Royalty Purchase Agreement”) (see Note 2), private placements of its convertible preferred stock, collaborations, bank and institutional lender debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 3.00% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”) that was due upon maturity in accordance with the terms of the notes. Since 2014, the Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States, and since May 2017, the Company has generated revenue from net sales of Emflaza for the treatment of DMD in the United States. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2021 and notes thereto included in the 2021 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$104,424	$189,718
Restricted cash included in deposits and other assets	16,087	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$120,511	$197,218

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2022 and 2021, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	September 30, 2022	December 31, 2021
Raw materials	$1,231	$1,418

Work in progress	7,070	7,721
Finished goods	6,511	6,717
Total inventory	$14,812	$15,856

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three and nine months ended September 30, 2022, the Company recorded inventory write-downs of $0.3 million and $1.2 million, respectively, primarily related to product approaching expiration. For the three and nine months ended September 30, 2021, the Company recorded inventory write-downs of $0.5 million and $2.2 million, respectively, primarily related to product approaching expiration.  Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and nine months ended September 30, 2022 and 2021, these amounts were immaterial.

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

The Company records product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. The Company uses the expected value or most likely amount method when estimating its variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended September 30, 2022 and 2021, net product sales outside of the United States were $79.4 million and $68.5 million, respectively, consisting of Translarna, Tegsedi and Waylivra. Translarna net revenues made up $76.6 million and $67.2 million of the net product sales outside of the United States for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, net product sales in the United States were $54.8 million and $47.1 million, respectively, consisting solely of Emflaza. For the nine months ended September 30, 2022 and 2021, net product sales outside of the United States were $247.6 million and $170.2 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Upstaza sales commenced during the nine months period ended September 30, 2022. Translarna net revenues made up $232.9 million and $166.3 million of the net product sales outside of the United States for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, net product sales in the United States were $160.1 million and $139.8 million, respectively, consisting solely of Emflaza.

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

For the three months ended September 30, 2022 and 2021, the Company recognized collaboration revenue related to the SMA License Agreement with Roche of $50.0 million and $10.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized collaboration revenue related to the SMA License Agreement with Roche of $50.0 million and $30.0 million, respectively. In September 2022, the Company recognized a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of September 30, 2022. In August 2021, the Company received a milestone payment of $10.0 million from Roche for the first commercial sale of Evrysdi in Japan. The first commercial sale of Evrysdi in the EU was made in March 2021. This event triggered a $20.0 million milestone payment to the Company from Roche.

For the three and nine months ended September 30, 2022, the Company has recognized $32.9 million and $73.6 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2021, the Company has recognized $13.1 million and $33.3 million of royalty revenue, respectively, related to Evrysdi.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three and nine months ended September 30, 2022 and 2021, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.1 million as of September 30, 2022 and $0.1 million as of December 31, 2021. Bad debt expense was immaterial for the three and nine months ended September 30, 2022 and 2021.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI, and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement, which remaining milestone payments equal $250.0 million in the aggregate as of September 30, 2022. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of in process research and development ("IPR&D"). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement asset acquired in a business combination. The Company utilizes the "income method" and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.

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

Income Taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from a strain of novel coronavirus, COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (“AMT”) credit carryovers as well as a technical correction to the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act") for qualified improvement property. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 – a $900 billion relief package to deliver the second round of economic stimulus for individuals, families, and businesses was signed into law. The bill provides relief through multiple measures and expands many of the provisions already put into place under the CARES Act. As of September 30, 2022, the Company expects that these provisions will not have a material impact. Tax provisions of the CARES Act also include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The relief for retaining employees was not material to the financial statements and the deferral of certain payroll taxes amounted to $1.3 million as of September 30, 2022, which is accrued in other current liabilities on the consolidated balance sheet.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended September 30, 2022.

Starting in 2022, TCJA amendments to IRC Section 174 will no longer permit an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. As a result of this tax law change, the Company recorded a state tax provision for the nine months ended September 30, 2022, in the amount of $8.7 million.

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

On August 23, 2018, the Company completed its acquisition of Agilis Biotherapeutics, Inc. (“Agilis”), pursuant to an Agreement and Plan of Merger, dated as of July 19, 2018 (the “Agilis Merger Agreement”), by and among the Company, Agility Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC, (the “Agilis Merger”). The Company recorded a deferred tax liability in conjunction with the Agilis Merger of $122.0 million in 2018, related to the tax basis difference in the IPRD indefinite-lived intangibles acquired. The Company’s policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful. In July 2022, the Company received EMEA approval for a portion of the IPR&D assets, and thus, began the amortization of the intangible. As a result of the valuation allowance release, the Company recorded a federal tax benefit for the nine months ended September 30, 2022, in the amount of $18.9 million.

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

In May 2022, the Company entered into a Lease Agreement (the “Warren Lease”) with Warren CC Acquisitions, LLC (the “Warren Landlord”) relating to the lease of two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space (the “Warren Premises”) at a facility located in Warren, New Jersey. The rental term of the Warren Lease commenced on June 1, 2022, with an initial term of seventeen years (the “Warren Initial Term”), followed by three consecutive five-year renewal periods at the Company’s option. The aggregate base rent for the Warren Initial Term will be approximately $163.0 million; provided, however, that if the Company is not subject to an Event of Default (as defined in the Warren Lease), the Company will be entitled to a base rent abatement over the first three years of the Warren Initial Term of approximately $18.6 million, reducing the Company’s total base rent obligation to $144.4 million. The rental rate for the renewal periods will be at the Fair Market Rental Value (as defined in the Warren Lease) and determined at the time of the exercise of the renewal. Beginning in the second lease year, the Company is also responsible for the payment of all taxes and operating expenses for the Warren Premises. As a result, the Company recorded an operating lease ROU asset of $28.9 million and an operating lease ROU liability of $28.9 million as of the commencement date.

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

The Company also modified its Mountain View, California lease and entered into a new operating lease for an office in Tokyo, Japan during the nine months ended September 30, 2022. These leases did not have a material impact on the Company’s consolidated financial statements.

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The agreement will expire on December 31, 2032 unless the Company terminates it with 24 months prior written notice to MassBio. Pursuant to the terms of the agreement, MassBio agreed to provide the Company with certain dedicated space for its gene therapy AADC program. The Company concluded that the agreement contains an embedded lease as the Company controls the use of the four dedicated rooms and the equipment therein. The agreement included guaranteed lease payments of $15.0 million at the onset of the agreement and $3.0 million annually thereafter. The present value of the guaranteed lease payments was determined to be $41.4 million, which exceeded the assessed fair value of the Company’s share of the building. Therefore, the Company determined that the agreement was a finance lease, for which the Company recorded a finance lease ROU asset and corresponding finance lease liability at the onset of the lease agreement. Given that the leased asset is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730. Accordingly, the full $41.4 million relating to the finance lease ROU asset was written off and expensed to research and development during the twelve month period ending December 31, 2020. The remaining balance for the finance lease ROU asset related to this arrangement is $0 as of September 30, 2022. As of September 30, 2022, the balance of the finance lease liabilities-current and finance lease liabilities-non-current are $2.6 million and $18.7 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2021, the balance of the finance lease liabilities-current and finance lease liabilities-non current were $3.0 million and $20.1 million, respectively. The Company reported finance lease costs of $0.4 million and $1.2 million related to interest on the lease liability during the three and nine months ended September 30, 2022, respectively. Additionally, the Company reported finance lease costs of $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.1 years to 16.7 years and certain of the leases include renewal options to extend the lease for up to 15 years. Rent expense was $6.8 million and $5.3 million for the three month periods ended September 30, 2022 and 2021, respectively, and $18.0 million and $15.9 million for the nine month periods ended September 30, 2022 and 2021, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Lease Cost
Fixed lease cost	$5,377	$4,059	$14,267	$12,277
Variable lease cost	1,151	1,149	3,152	3,235
Short-term lease cost	262	122	600	405
Total operating lease cost	$6,790	$5,330	$18,019	$15,917

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease terms - operating leases (years)	13.03	10.87
Weighted-average discount rate - operating leases	8.64%	8.91%
Weighted-average remaining lease terms - finance lease (years)	10.25	11.00
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,954	$10,254
Financing cash flows from finance lease	1,276	2,224
Operating cash flows from finance leases	1,724	776

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35,294	$—

Future minimum lease payments under non-cancelable leases as of September 30, 2022 were as follows:

	Operating Leases	Finance Lease
2022 (excludes the nine months ended September 30, 2022)	$3,771	$—
2023	15,059	3,000
2024	18,184	3,000
2025	20,407	3,000
2026 and thereafter	213,767	21,000
Total lease payments	271,188	30,000
Less: Imputed Interest expense	160,169	8,742
Total	$111,019	$21,258

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

In May 2019, the Company purchased $4.0 million of shares of ClearPoint Neuro, Inc.’s ("ClearPoint"), formerly known as MRI Interventions, Inc., common stock, at a purchase price of $3.10 per share, in connection with a securities purchase agreement that the Company entered into with ClearPoint, a publicly traded medical device company. In February 2021, the Company purchased $0.1 million of shares of ClearPoint’s common stock, at a purchase price of $23.50 per share, in connection with ClearPoint’s underwritten public offering of common stock. The Company determined that the May 2019 and February 2021 ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of deposits and other assets on the consolidated balance sheet. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses of $3.5 million and $1.1 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded an unrealized loss of $1.7 million and an unrealized gain of $2.4 million, respectively. These unrealized gains and losses are components of other (expense) income, net within the consolidated statement of operations. The fair value of the ClearPoint Equity Investments was $13.4 million and $14.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses of $4.4 million and $2.4 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded an unrealized loss of $2.3 million and an unrealized gain of $2.1 million, respectively. These unrealized gains and losses are components of other (expense) income, net within the consolidated statement of operations. The fair value of the convertible debt security was $18.6 million and $21.0 million as of September 30, 2022 and December 31, 2021, respectively. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the ClearPoint Equity Investments and the convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.

In February 2021, the Company invested $200.0 million in two mutual funds. In August 2021 and November 2021, the Company made a $5.4 million and $4.6 million investment into a third mutual fund that is denominated in a foreign currency, respectively. In August 2022, the Company invested an additional $22.8 million into the third mutual fund that is denominated in a foreign currency. All of these are equity investments and are classified as marketable securities on the Company’s consolidated balance sheets. These equity investments are reported at fair value, as it is readily available, and as such are classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are included as components of other (expense) income, net within the consolidated statement of operations. For the three and nine months ended September 30, 2022, the Company had unrealized gains of $0.1 million and unrealized losses of $11.3 million relating to the equity investments still held at the reporting date, respectively. For the three and nine months ended September 30, 2021, the Company had unrealized gains of $0.7 million and $1.4 million relating to the equity investments still held at the reporting date, respectively. For the three and nine months ended September 30, 2022, the Company had redemptions of $100.8 million and $104.4 million, respectively, which was primarily due to liquidation of one of the mutual funds. For the three and nine months ended September 30, 2021, the Company had redemptions of $0.7 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, the Company had foreign currency unrealized losses of $1.4 million and $1.0 million, respectively, relating to these equity investments. For the three and nine months ended September 30, 2021, the Company had foreign currency unrealized losses of $0.2 million and $0.2 million relating to these equity investments.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$71,000	$—	$71,000	$—
Marketable securities - equity investments	$113,008	$113,008	$—	$—
ClearPoint Equity Investments	$13,412	$13,412	$—	$—
ClearPoint convertible debt security	$18,579	$—	$18,579	$—
Contingent consideration payable- development and regulatory milestones	$78,500	$—	$—	$78,500
Contingent consideration payable- net sales milestones and royalties	$79,200	$—	$—	$79,200

	December 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$376,685	$—	$376,685	$—
Marketable securities - equity investments	$206,973	$206,973	$—	$—
ClearPoint Equity Investments	$14,525	$14,525	$—	$—
ClearPoint convertible debt security	$20,971	$—	$20,971	$—
Contingent consideration payable- development and regulatory milestones	$139,300	$—	$—	$139,300
Contingent consideration payable- net sales milestones and royalties	$100,600	$—	$—	$100,600

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended September 30, 2022 and December 31, 2021.

The following is a summary of marketable securities accounted for as available for sale debt securities at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Corporate debt securities	68,061	—	(2,693)	65,368
Government obligations	5,873	—	(241)	5,632
Total	$73,934	$—	$(2,934)	$71,000

	December 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$75,275	5	(1)	$75,279
Corporate debt securities	268,246	81	(644)	267,683
Asset-backed securities	15,287	16	(5)	15,298
Government obligations	18,479	5	(59)	18,425
Total	$377,287	$107	$(709)	$376,685

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and nine months ended September 30, 2022, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and nine months ended September 30, 2022 and 2021, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

For the three and nine months ended September 30, 2022, the Company had $1.3 million and $1.6 million realized losses from the sale of available for sale debt securities, respectively. For the three and nine months ended September 30, 2021, the Company had $0.0 million and $0.7 million realized gains from the sale of available for sale debt securities, respectively.  Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2022 are as follows:

	September 30, 2022
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	(2,143)	50,497	(550)	14,871	(2,693)	65,368
Government obligations	(204)	4,793	(37)	839	(241)	5,632
Total	$(2,347)	$55,290	$(587)	$15,710	$(2,934)	$71,000

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

	December 31, 2021
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	12,992	—	—	(1)	12,992
Corporate debt securities	(608)	217,540	(36)	4,985	(644)	222,525
Asset-backed securities	(5)	10,786	—	—	(5)	10,786
Government obligations	(59)	15,483	—	—	(59)	15,483
Total	$(673)	$256,801	$(36)	$4,985	$(709)	$261,786

Available for sale debt securities at September 30, 2022 and December 31, 2021 mature as follows:

	September 30, 2022
	Less Than	More Than
	12 Months	12 Months
Corporate debt securities	30,588	34,780
Government obligations	5,632	—
Total	$36,220	$34,780

	December 31, 2021
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$75,279	$—
Corporate debt securities	131,606	136,077
Asset-backed securities	8,724	6,574
Government obligations	6,002	12,423
Total	$221,611	$155,074

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In August 2015, the Company issued $150.0 million of the 2022 Convertible Notes. In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. As the 2022 Convertible Notes have been repaid, they are no longer on the balance sheet as of September 30, 2022. The estimated fair value of the 2022 Convertible Notes at December 31, 2021 was $158.3 million. The estimated fair value of the 2026 Convertible Notes at September 30, 2022 and December 31, 2021 was $337.4 million and $305.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of deferred and contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. At September 30, 2022, the weighted average discount rate for the development and regulatory milestones was 8.6% and the weighted average probability of success was 34%. The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. At September 30, 2022, the weighted average discount rate for the net sales milestones and royalties was 12.5% and the weighted average probability of success for the net sales milestones was 49%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the periods ended September 30, 2022 and September 30, 2021:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2021	$139,300	$100,600
Additions	—	—
Change in fair value	(10,800)	(21,400)
Reclass to accounts payable and accrued expenses	(50,000)	—
Payments	—	—
Ending balance as of September 30, 2022	$78,500	$79,200

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2020	$139,200	$101,200
Additions	—	—
Change in fair value	1,000	10,600
Payments	—	—
Ending balance as of September 30, 2021	$140,200	$111,800

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$78,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $331 million 25% - 87% 6.8% - 9.1% 2023 - 2029
Contingent considerable payable- net sales milestones and royalties	$79,200	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 100% 2% - 6% 12.5% 2024 - 2040

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,300	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 1.7% - 4.7% 2022 - 2028
Contingent considerable payable- net sales milestones and royalties	$100,600	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 11.0% 2023 - 2040

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
Employee compensation, benefits, and related accruals	$46,371	$55,733
Income tax payable	—	1,287
Consulting and contracted research	28,326	26,434
Professional fees	5,076	3,547
Sales allowance	61,401	61,662
Sales rebates	64,937	68,770
Royalties	41,897	35,679
Accounts payable	20,862	23,033

Milestone payable	50,000	—
Other	10,452	12,639
Total	$329,322	$288,784

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three and nine months ended September 30, 2022 and 2021. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of September 30, 2022.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Numerator
Net loss	$(109,315)		$(133,624)		$(388,128)		$(380,636)
Denominator
Denominator for basic and diluted net loss per share	71,654,671		70,585,938		71,415,849		70,397,846
Net loss per share:
Basic and diluted	$(1.53)	*	$(1.89)	*	$(5.43)	*	$(5.41)	*

*     In the three and nine months ended September 30, 2022 and 2021, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2022	2021
Stock Options	11,478,421	10,882,081
Unvested restricted stock awards and units	2,488,944	1,536,265
Total	13,967,365	12,418,346

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term

Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of September 30, 2022, awards for 9,279,485 shares of common stock are available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for up to, at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. As of September 30, 2022, awards for 75,493 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

From January 1, 2022 through September 30, 2022, the Company issued a total of 1,539,070 stock options to various employees. Of those, 104,385 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2021	10,772,582	$43.66
Granted	1,539,070	38.38
Exercised	(456,399)	29.00
Forfeited/Cancelled	(376,832)	49.39
Outstanding at September 30, 2022	11,478,421	$43.35	6.59	years	$111,769
Vested or Expected to vest at September 30, 2022	3,757,239	$47.88	8.29	years	$24,594
Exercisable at September 30, 2022	7,369,484	$40.83	5.62	years	$84,800

The fair value of grants made in the nine months ended September 30, 2022 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended
September 30, 2022
Risk-free interest rate	1.55% - 3.26%
Expected volatility	55.33% - 73.56%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 was $23.72 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards and restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2022, through September 30, 2022, the Company issued a total of 1,615,182 restricted stock units to various employees. Of those, 43,800 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2021	1,519,831	$55.43
Granted	1,615,182	38.28
Vested	(493,847)	50.14
Forfeited	(152,222)	46.85
Unvested at September 30, 2022	2,488,944	$45.84

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and nine months ended September 30, 2022, the Company recorded $0.7 million and $1.7 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$15,063	$13,048	$41,896	$40,216
Selling, general and administrative	13,607	12,823	41,093	37,061
Total	$28,670	$25,871	$82,989	$77,277

As of September 30, 2022, there was approximately $200.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2009 Equity and Long Term Incentive Plan, the 2013

Long Term Incentive Plan and equity awards made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception for new hires. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.32 years.

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the nine months ended September 30, 2022:

Nine Months Ended September 30,
Liability for sale of future royalties- (current and noncurrent)	2022
Beginning balance as of December 31, 2021	$733,985
Less: Non-cash royalty revenue payable to RPI	(31,617)
Plus: Non-cash interest expense recognized	55,778
Ending balance	$758,146
Effective interest rate as of September 30, 2022	9.4%

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

The 2026 Convertible Notes consist of the following:

Liability component	September 30, 2022	December 31, 2021
Principal	$287,500	$287,500
Less: Debt issuance costs	(4,751)	(5,606)
Net carrying amount	$282,749	$281,894

As of September 30, 2022, the remaining contractual life of the 2026 Convertible Notes is approximately 4.0 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,081	$1,081	$3,217	$3,217
Amortization of debt issuance costs	289	283	856	839
Total	$1,370	$1,364	$4,073	$4,056
Effective interest rate of the liability component	1.9%	1.9%	1.9%	1.9%

In April 2022, under the terms of the 2026 Convertible Notes Indenture, the Company paid additional interest on the 2026 Convertible Notes at a rate equal to 0.5% per annum, for a total interest payment of approximately $2.1 million, for the period beginning September 25, 2020 and ending March 14, 2022. In September 2022, under the terms of the 2026 Convertible Notes Indenture, the Company paid additional interest on the 2026 Convertible Notes at a rate equal to 0.5% per annum, for a total interest payment of approximately $0.1 million, for the period beginning March 15, 2022 and ending April 8, 2022. These amounts are not included in the table above, but were recorded as interest expense, net within the statement of operations for the nine months ended September 30, 2022.

2022 Convertible Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.00% convertible senior notes due 2022. On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. While outstanding, the 2022 Convertible Notes bore cash interest at a rate of 3.00% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016.

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

The 2022 Convertible Notes consist of the following:

Liability component	September 30, 2022	December 31, 2021
Principal	$150,000	$150,000
Less: Debt issuance costs	—	(460)
Repayment of Convertible Notes	(150,000)	—
Net carrying amount	$—	$149,540

As of September 30, 2022, there is no contractual life remaining as the indenture governing the 2022 Convertible Note agreement has been satisfied and discharged.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$559	$1,134	$2,800	$3,375
Amortization of debt issuance costs	92	182	460	538
Total	$651	$1,316	$3,260	$3,913
Effective interest rate of the liability component	3.5%	3.5%	3.5%	3.5%

10.        Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited ("Wellcome Trust") for the research and development of small molecule compounds in connection with the Company’s oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. During the nine months ended September 30, 2022, the Company incurred $7.0 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, $4.5 million of which is recorded in other long-term liabilities and $2.5 million is recorded in accounts payable and accrued expenses on the balance sheet. Additional milestone payments of up to an aggregate of $10.0 million may become payable by the Company to Wellcome Trust under this agreement.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company is obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. Since inception, the SMA Foundation has earned $24.5 million, $12.1 million which was paid and $12.4 million which was accrued as of September 30, 2022. The Company’s obligation to make such payments would end upon the Company’s payment to the SMA Foundation of an aggregate of $52.5 million.

Pursuant to the asset purchase agreement ("Asset Purchase Agreement") between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC) (“Marathon”), Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon received a $50.0 million sales-based milestone during the nine months ended September 30, 2022.

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

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company is obligated to pay the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement. Accordingly, the Company reclassified $50.0 million from contingent consideration payable to accounts payable and accrued expenses as of September 30, 2022.

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

Subject to the terms and conditions of the Agreement and Plan of Merger, dated as of May 5, 2020 (the “Censa Merger Agreement”) by and among the Company, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC (such merger pursuant thereto, the “Censa Merger”), former Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU, if achieved, in cash or shares of the Company’s common stock.

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

During the three months ended September 30, 2022 and 2021, net product sales in the United States were $54.8 million and $47.1 million, respectively, consisting solely of Emflaza, and net product sales outside of the United States were $79.4 million and $68.5 million, respectively, consisting of Translarna, Tegsedi and Waylivra. Translarna net revenues made up $76.6 million and $67.2 million of the net product sales outside of the United States for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company’s net product sales.

During the nine months ended September 30, 2022 and 2021, net product sales in the United States were $160.1 million and $139.8 million, respectively, consisting solely of Emflaza, and net product sales outside of the United States were $247.6 million and $170.2 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Upstaza sales commenced during the nine months ended September 30, 2022. Translarna net revenues made up $232.9 million and $166.3 million of the net product sales outside of the United States for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company’s net product sales.

As of September 30, 2022 and December 31, 2021, the Company did not have any contract liabilities or assets. For the three and nine months ended September 30, 2022, the Company did not recognize any revenue related to the amounts included in the contract liability balance at the beginning of the period. During the three month period ended September 30, 2021, the Company did not recognize any revenue related to the amounts included in the contract liability balance at the beginning of the period. For the nine month period ended September 30, 2021, the Company recognized $4.0 million of revenue related to the amounts included in the contract liability balance at the beginning of the period. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and nine months ended September 30, 2022 and 2021.

Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of September 30, 2022 and December 31, 2021 the Company does not have any remaining performance obligations relating to net product revenue.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older.  As of September 30, 2022, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $250.0 million.

For the three months ended September 30, 2022 and 2021, the Company recognized collaboration revenue related to the SMA License Agreement of $50.0 million and $10.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized collaboration revenue related to the SMA License Agreement of $50.0 million and $30.0 million, respectively. In September 2022, the Company recognized a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of September 30, 2022. The final research and development milestone under the SMA License Agreement of $10.0 million for the first commercial sale of Evrysdi in Japan was received during the three months ended September 30, 2021. The first commercial sale of Evrysdi in the EU was made in March 2021, which triggered a $20.0 million milestone payment to the Company from Roche for the nine months ended September 30, 2021.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and nine months ended September 30, 2022, the Company has recognized $32.9 million and $73.6 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2021, the Company has recognized $13.1 million and $33.3 million of royalty revenue, respectively, related to Evrysdi.

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

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increases the cost basis for the Emflaza rights intangible asset. Marathon received a $50.0 million sales-based milestone during the nine months ended September 30, 2022. For the three months ended September 30, 2022 and 2021, total milestone payments of $21.3 million and $16.8 million were recorded, respectively. For the nine months ended September 30, 2022 and 2021, total milestone payments of $105.1 million and $42.8 million were recorded, respectively. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of September 30, 2022, a milestone payable to Marathon of $27.4 million was recorded on the balance sheet within accounts payable and accrued expenses.

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

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company will record royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets, respectively. For the three and nine months ended September 30, 2022, a royalty payment of $0.5 million and $2.5 million was recorded for Tegsedi, respectively. No royalty payment was recorded for the three and nine months ended September 30, 2021. As of September 30, 2022, a royalty payable of $0.5 million was recorded on the balance sheet within accounts payable and accrued expenses.

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

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. With this approval, $89.5 million was reclassified from indefinite lived intangible assets to definite lived intangible assets. The Company will amortize this allocated balance of $89.5 million over its expected useful life of 12 years on a straight-line basis.

For the three months ended September 30, 2022 and 2021, the Company recognized amortization expense of $31.0 million and $14.4 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. For the nine months ended September 30, 2022 and 2021, the Company recognized amortization expense of $80.8 million and $38.4 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of September 30, 2022
2022	$31,411
2023	125,646
2024	27,613
2025	9,093
2026 and thereafter	69,176
Total	$262,939

The weighted average remaining amortization period of the definite-lived intangibles as of September 30, 2022 is 5.1 years.

Indefinite-lived intangibles

The gene therapy platform that the Company acquired from Agilis includes Upstaza, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. This gene therapy platform also includes an asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.

The ratification of Upstaza by the European Commission in July 2022 makes Upstaza the first approved disease-modifying treatment for aromatic L-amino acid decarboxylase (AADC) deficiency for patients 18 months and older, and the first marketed gene therapy directly infused into the brain. At the time of the Agilis acquisition, the value allocated to the indefinite lived intangible assets was $576.5 million. With the Upstaza approval in the EU, a balance of $487.0 million remains on the balance sheet within intangible assets.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of September 30, 2022, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of September 30, 2022 is $82.3 million.

13.        Subsequent events

Debt Facility

On October 27, 2022 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that the Company requests such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms, among the Company, certain subsidiaries of the Company (together with the Company, the “Loan Parties”) and funds and other affiliated entities advised or managed by Blackstone Life Sciences Advisors L.L.C. and Blackstone Alternative Credit Advisors LP (collectively, “Blackstone”, and such lenders, together with their permitted assignees, the “Lenders” and each a “Lender”) and Wilmington Trust, National Association, as the administrative agent for the Lenders.

The Credit Agreement provides for a senior secured term loan facility funded on the Closing Date in the aggregate principal amount of $300.0 million (the “Initial Loans”) and a committed delayed draw term loan facility of up to $150.0 million (the “Delayed Draw Loans” and, together with the Initial Loans, the “Loans”) to be funded at the Company’s request within 18 months of the Closing Date subject to specified conditions.  In addition, the Credit Agreement contemplates the potential for further financings by Blackstone, by providing for incremental discretionary uncommitted further financings of up to $500.0 million.

The Loans mature on the date that is seven years from the Closing Date. Borrowings under the Credit Agreement bear interest at a variable rate equal to, at the Company’s option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Credit Agreement), respectively.

Prepayments of the Loans will be subject to the following premiums, in each case, from the date the applicable Loan is funded (such date, the “Funding Date”).

Prepayment Date	Premium
Prior to the third anniversary of the Funding Date	Make-whole
On and after the third anniversary of the Funding Date but less than 4 years from the Funding Date	3.00%

On and after the fourth anniversary of the Funding Date but less than 5 years from the Funding Date	2.00%
On and after the fifth anniversary of the Funding Date but less than 6 years from the Funding Date	1.00%
On and after the sixth anniversary of the Funding Date	Par

All obligations under the Credit Agreement will be secured by security interests in certain assets of the Loan Parties. The Credit Agreement contains certain negative and financial covenants that the Company must remain in compliance with. In addition, the Company will be required under conditions specified in the Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account are available to prepay the Loans at any time at the Company’s option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for use by the Company subject to the generally applicable terms and conditions of the Credit Agreement. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Stock Purchase Agreement

In connection with the execution of the Credit Agreement, the Company and certain entities affiliated with the Lenders (the “Purchasers”) also entered into a stock purchase agreement on the Closing Date  for the sale and issuance of 1,095,290 shares of common stock to the Purchasers at a price of $45.65 per share, for an aggregate purchase price of approximately $50.0 million. The per share price represents the closing price of the Company’s common stock on the Nasdaq Global Select Market on October 26, 2022.

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

Strategic Financing with Blackstone

On October 27, 2022, or the Closing Date, we entered into a credit agreement, or the Credit Agreement, for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms, among us and certain of our subsidiaries, or the Loan Parties, and funds and other affiliated entities advised or managed by Blackstone Life Sciences Advisors L.L.C. and Blackstone Alternative Credit Advisors LP, or collectively, Blackstone, and such lenders, together with their permitted assignees, the Lenders and each a Lender, and Wilmington Trust, National Association, as the administrative agent for the Lenders.

The Credit Agreement provides for a senior secured term loan facility funded on the Closing Date in the aggregate principal amount of $300.0 million, or the Initial Loans, and a committed delayed draw term loan facility of up to $150.0 million, or the Delayed Draw Loans and, together with the Initial Loans, the Loans, to be funded at the Company’s request within 18 months of the Closing Date subject to specified conditions.  In addition, the Credit Agreement contemplates the potential for further financings by Blackstone, by providing for incremental discretionary uncommitted further financings of up to $500.0 million.

The Loans mature on the date that is seven years from the Closing Date. Borrowings under the Credit Agreement bear interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Credit Agreement), respectively.

In connection with the execution of the Credit Agreement, we and certain entities affiliated with the Lenders, or the Purchasers, also entered into a stock purchase agreement on the Closing Date for the sale and issuance of 1,095,290 shares of common stock to the Purchasers at a price of $45.65 per share, for an aggregate purchase price of approximately $50.0 million. The per share price represents the closing price of our common stock on the Nasdaq Global Select Market on October 26, 2022.

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. Translarna also has marketing authorization in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory. During the quarter ended September 30, 2022, we recognized $76.6 million in net sales from Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended  September 30, 2022, we recognized $54.8 million in net sales from Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2022, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2023. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated. In September 2022, as part of our specific obligation, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. We expect an opinion from the Committee for Medicinal Products for Human Use in the first half of 2023.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. We submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. While the FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness, we plan to pursue follow up discussions with the FDA to understand whether the evidence shown by entire intent to treat population in Study 041 along with confirmatory evidence from other studies could support approval.

UpstazaTM (eladocagene exuparvovec)

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the CNS, including Upstaza for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene, for patients 18 months and older within the EEA. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. We are also preparing a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, we held a type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At such meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We are working with the FDA to address this request and we expect to submit a BLA to the FDA in the first half of 2023.

Tegsedi® (inotersen) and Waylivra™ (volanesorsen)

We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to a Collaboration and License Agreement, or the Tegsedi-Waylivra Agreement, dated August 1, 2018, by and between us and Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. We began to make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil in the second quarter of 2022 and we continue to make Tegsedi available in certain other countries within Latin America and the Caribbean through EAP Programs. In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome, or FCS, in Brazil and we began to make commercial sales of Waylivra in Brazil in the third quarter of 2022 while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP programs. Waylivra has also received marketing authorization in the EU for the treatment of FCS. Additionally, we submitted an application to ANVISA in December 2021 for the approval of Waylivra for the treatment of familial partial lipodystrophy, or FPL, and we expect a regulatory decision on approval in the fourth quarter of 2022.

Evrysdi® (risdiplam)

We also have an SMA collaboration with Roche and the SMA Foundation. The SMA program has one approved product, Evrysdi, which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA and we expect the EMA to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA by the end of 2022.

Diversified Development Pipeline

Splicing Platform

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. We expect data from the initial 12-week phase of the Phase 2 study in the first half of 2023.

Bio-e Platform

Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our Bio-e platform are vatiquinone and utreloxastat, formerly known as PTC857. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. We have completed enrollment in this trial after previously experiencing delays in enrollment due to the COVID-19 pandemic. We anticipate results from the Phase 2/3 trial to be available in the first quarter of 2023.  We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis in the first quarter of 2022.

Metabolic Platform

The most advanced molecule in our metabolic platform is sepiapterin, formerly known as PTC923, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. We initiated a registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU, in the third quarter of 2021 and expect results from this trial to be available by the end of 2022.

Oncology Platform

We also have two oncology agents that are in clinical development, unesbulin and emvododstat. We completed our Phase 1 trials evaluating unesbulin in leiomyosarcoma, or LMS, and diffuse intrinsic pontine glioma, or DIPG, in the fourth quarter of 2021. We initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022. We expect that our initiation of a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG will be delayed by at least one quarter. We completed our Phase 1 trial evaluating emvododstat in acute myeloid leukemia, or AML, in the fourth quarter of 2021. We expect to provide further updates regarding our emvododstat program at a later date.

Emvododstat for COVID-19

In June 2020, we initiated a Phase 2/3 clinical trial evaluating the efficacy and safety of emvododstat in patients hospitalized with COVID-19. In February 2021, we announced the completion of the first stage of the Phase 2/3 trial. Given the changing nature of the COVID-19 pandemic to the outpatient treatment setting, we concluded enrollment in the Phase 2/3 trial early and have ended the trial.

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

The 2022 Convertible Notes consisted of $150.0 million in aggregate principal amount of 3.00% convertible senior notes due 2022. On August 15, 2022, we repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. While outstanding, the 2022 Convertible Notes bore cash interest payable on February 15 and August 15 of each year, beginning on February 15, 2016.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three and nine months ended September 30, 2022, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of September 30, 2022.

As of September 30, 2022, we had an accumulated deficit of $2,486.1 million. We had a net loss of $388.1 million and $380.6 million for the nine months ended September 30, 2022 and 2021, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs, our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we may also seek marketing authorization for Translarna for other indications. We are preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the first half of 2023. We filed for marketing authorization for Waylivra with ANVISA for the treatment of FPL and we expect a regulatory decision on approval from ANVISA in the fourth quarter of 2022. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

On August 15, 2022, we repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In October 2022, we paid the former equityholders of Agilis $50.0 million in regulatory milestone payments as a result of the European Commission’s marketing approval of Upstaza for the treatment of AADC deficiency in July 2022. We expect to pay such former equityholders an additional $20.0 million upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in the first half of 2023. We also expect to pay the former securityholders of Censa Pharmaceuticals, Inc., or Censa, a $30.0 million development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU in 2022. If achieved, we have the option to pay such milestone payment in cash or shares of our common stock.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding requirements” in our 2021 Annual Report on Form 10-K and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Funding Requirements” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 and our Quarterly Report on Form 10-Q for the period ended June 30, 2022. Except as otherwise disclosed in this Quarterly Report on Form 10-Q, there were no material changes to the contractual obligations and commercial commitments set forth in our 2021 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2022 and our Quarterly Report on Form 10-Q for the period ended June 30, 2022 during the three month period ended September 30, 2022. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended September 30, 2022 and 2021, net product sales outside of the United States were $79.4 million and $68.5 million, respectively consisting of Translarna, Tegsedi and Waylivra. Translarna net revenues made up $76.6 million and $67.2 million of the net product sales outside of the United States for the three months ended September 30, 2022 and 2021, respectively.  For the three months ended September 30, 2022 and 2021, net product sales in the United States were $54.8 million and $47.1 million, respectively, consisting solely of Emflaza. For the nine months ended September 30, 2022 and 2021, net product sales outside of the United States were $247.6 million and $170.2 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Upstaza sales commenced during the nine months ended September 30, 2022. Translarna net revenues made up $232.9 million and $166.3 million of the net product sales outside of the United States for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, net product sales in the United States were $160.1 million and $139.8 million, respectively, consisting solely of Emflaza.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of September 30, 2022, we had recognized a total of $210.0 million in milestone payments and $133.0 million royalties on net sales pursuant to the SMA License Agreement. As of September 30, 2022, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of September 30, 2022 are $250.0 million upon achievement of certain sales events.

For the three months ended September 30, 2022 and 2021, the Company recognized collaboration revenue related to the SMA License Agreement of $50.0 million and $10.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized collaboration revenue related to the SMA License Agreement of $50.0 million and

$30.0 million, respectively. In September 2022, the Company recorded a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of September 30, 2022. The final research and development milestone under the SMA License Agreement of $10.0 million for the first commercial sale of Evrysdi in Japan was received during the three months ended September 30, 2021. The first commercial sale of Evrysdi in the EU was made in March 2021, which triggered a $20.0 million milestone payment to the Company from Roche for the nine months ended September 30, 2021.

For the three months ended September 30, 2022 and 2021, we have recognized $32.9 million and $13.1 million of royalty revenue, respectively, related to Evrysdi.  For the nine months ended September 30, 2022 and 2021, we have recognized $73.6 million and $33.3 million of royalty revenue, respectively, related to Evrysdi.

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

The following tables provide research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021

	(in thousands)
Global DMD Franchise	$18,014	$22,734
Metabolic	16,009	11,760
Gene Therapy	45,336	35,978
Bio-e	18,420	14,050
Oncology	15,857	4,728
Splicing	19,412	13,598
Emvododstat for COVID-19	2,868	7,130
Discovery	29,546	20,867
Total research and development	$165,462	$130,845

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Global DMD Franchise	$52,640	$58,727
Metabolic	47,181	35,696
Gene Therapy	136,108	112,569
Bio-e	46,029	44,250
Oncology	30,927	12,172
Splicing	52,975	37,698
Emvododstat for COVID-19	12,728	28,639
Discovery	84,214	61,089
Total research and development	$462,802	$390,840

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Results of operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Change
(in thousands)	2022	2021	2022 vs. 2021
Net product revenue	$134,186	$115,605	$18,581
Collaboration revenue	50,017	10,011	40,006
Royalty revenue	32,924	13,127	19,797
Cost of product sales, excluding amortization of acquired intangible asset	14,011	6,539	7,472
Amortization of acquired intangible asset	31,023	14,383	16,640
Research and development expense	165,462	130,845	34,617
Selling, general and administrative expense	80,118	69,252	10,866
Change in the fair value of deferred and contingent consideration	(5,300)	10,800	(16,100)
Interest expense, net	(20,880)	(21,802)	922
Other expense, net	(38,141)	(18,782)	(19,359)
Income tax benefit	17,893	36	17,857

Net product revenues. Net product revenues were $134.2 million for the three months ended September 30, 2022, an increase of $18.6 million, or 16%, from $115.6 million for the three months ended September 30, 2021. The increase in net product revenue was primarily due to an increase in net product sales of Translarna and Emflaza. Translarna net product revenues were $76.6 million for the three months ended September 30, 2022, an increase of $9.4 million, or 14%, compared to $67.2 million for the three months ended September 30, 2021. These results reflect an increase in net product sales in existing markets as well as continued geographic expansion. Emflaza net product revenues were $54.8 million for the three months ended September 30, 2022, an increase of $7.7 million, or 16%, compared to $47.1 million for the three months ended September 30, 2021. These results reflect continued addition of new patients, broader access, continued high compliance, and appropriate weight-based dosing.

Collaboration revenues. Collaboration revenues was $50.0 million for the three months ended September 30, 2022, an increase of $40.0 million, or over 100%, from $10.0 million for the three months ended September 30, 2021. The increase is due to a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi in the three months ended September 30, 2022. In June 2021, the Japanese Ministry of Health, Labor and Welfare approved Evrysdi for the treatment of SMA in Japan. In August 2021, the first commercial sale of Evrysdi in Japan triggered a $10.0 million milestone payment to us from Roche.

Royalty revenue. Royalty revenue was $32.9 million for the three months ended September 30, 2022, an increase of $19.8 million, or over 100%, from $13.1 million for the three months ended September 30, 2021. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $14.0 million for the three months ended September 30, 2022, an increase of $7.5 million, or over 100%, from $6.5 million for the three months ended September 30, 2021. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue and royalty revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $31.0 million for the three months ended September 30, 2022, an increase of $16.6 million, or over 100%, from $14.4 million for the three months ended September 30, 2021. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Upstaza, Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments, including a $50.0 million contingent payment made in March 2022, are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively. Additionally, in August 2021, we made a $4.0 million milestone payment to Akcea upon regulatory approval of Waylivra from ANVISA. In accordance with the guidance for an asset acquisition, we recorded the milestone payment when it became payable to Akcea, and it increased the cost basis for the Waylivra intangible asset.  This payment is being amortized to cost of product sales over the expected remaining useful life of the Waylivra asset on a straight line basis. With the approval of Upstaza by the European Commission for the treatment of AADC deficiency for patients 18 months and older within the EEA in July 2022, $89.5 million was reclassified from indefinite lived intangible assets to definite lived intangible assets, and this amount will be amortized over its expected useful life of 12 years on a straight-line basis.

Research and development expense. Research and development expense was $165.5 million for the three months ended September 30, 2022, an increase of $34.6 million, or 26%, from $130.8 million for the three months ended September 30, 2021. The increase in research and development expenses is primarily related to increased investment in research programs and advancement of the clinical pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $80.1 million for the three months ended September 30, 2022, an increase of $10.9 million, or 16%, from $69.3 million for the three months ended September 30, 2021.  The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was a gain of $5.3 million for the three months ended September 30, 2022, a change of $16.1 million, or over 100%, from a loss of $10.8 million for the three months ended September 30, 2021. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Interest expense, net. Interest expense, net was $20.9 million for the three months ended September 30, 2022, a decrease of $0.9 million, or 4%, from $21.8 million for the three months ended September 30, 2021. The decrease in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement.

Other expense, net. Other expense was $38.1 million for the three months ended September 30, 2022, an increase of $19.4 million, or over 100%, from other expense, net of $18.8 million for the three months ended September 30, 2021. The change in other expense resulted primarily from unrealized foreign currency transaction losses and unrealized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $3.5 million and $4.4 million, respectively, offset by an unrealized foreign exchange gain from the remeasurement of our intercompany loan,

Income tax benefit. Income tax benefit was $17.9 million for the three months ended September 30, 2022, an increase of $17.9 million, or over 100%, compared to income tax benefit of $0.0 million for the three months ended September 30, 2021. The increase in income tax benefit is primarily attributable to the partial amortization of an intangible which had previously been classified as an indefinite lived intangible, and the subsequent release of a portion of the valuation allowance associated with this asset. We also incur income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

September 30, 2022 compared to nine months ended September 30, 2021

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		Change
(in thousands)	2022	2021	2022 vs. 2021
Net product revenue	$407,720	$309,998	$97,722
Collaboration revenue	50,024	30,018	20,006
Royalty revenue	73,645	33,348	40,297
Cost of product sales, excluding amortization of acquired intangible assets	33,785	23,001	10,784
Amortization of acquired intangible assets	80,790	38,411	42,379
Research and development expense	462,802	390,840	71,962
Selling, general and administrative expense	233,280	199,225	34,055
Change in the fair value of deferred and contingent consideration	(32,200)	11,600	(43,800)
Interest expense, net	(66,371)	(63,520)	(2,851)
Other expense, net	(84,355)	(26,499)	(57,856)
Income tax benefit (expense)	9,666	(904)	10,570

Net product revenues. Net product revenues were $407.7 million for the nine months ended September 30, 2022, an increase of $97.7 million, or 32%, from $310.0 million for the nine months ended September 30, 2021. The increase in net product revenue was primarily due to an increase in net product sales of Translarna and Emflaza. Translarna net product revenues were $232.9 million for the nine months ended September 30, 2022, an increase of $66.6 million, or 40%, compared to $166.3 million for the nine months ended September 30, 2021. These results reflect an increase in net product sales in existing markets as well as continued geographic expansion. Emflaza net product revenues were $160.1 million for the nine months ended September 30, 2022, an increase of $20.3 million, or 15%, compared to $139.8 million for the nine months ended September 30, 2021. These results reflect continued addition of new patients, broader access, continued high compliance, and appropriate weight-based dosing.

Collaboration revenues. Collaboration revenues was $50.0 million for the nine months ended September 30, 2022, an increase of $20.0 million, or 67%, from $30.0 million for the nine months ended September 30, 2021. The increase is due to a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi in the nine months ended September 30, 2022.  In the nine months ended September 30, 2021, a $20.0 million milestone was triggered from Roche relating to the first commercial sale of Evrysdi in the European Union, which was made in March 2021.  Additionally, in June 2021, the Japanese Ministry of Health, Labor and Welfare approved Evrysdi for the treatment of SMA in Japan. In August 2021, the first commercial sale of Evrysdi in Japan triggered a $10.0 million milestone payment to us from Roche.

Royalty revenue. Royalty revenue was $73.6 million for the nine months ended September 30, 2022, an increase of $40.3 million, or over 100%, from $33.3 million for the nine months ended September 30, 2021. The increase in royalty revenue was due to higher Evrysdi sales in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $33.8 million for the nine months ended September 30, 2022, an increase of $10.8 million, or 47%, from $23.0 million for the nine months ended September 30, 2021. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue, royalty revenue, and collaboration milestone revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $80.8 million for the nine months ended September 30, 2022, an increase of $42.4 million, or over 100%, from $38.4 million for the nine months ended September 30, 2021. These amounts are related to the acquisition of all rights to Emflaza acquired in May 2017, Marathon contingent payments, and our Upstaza, Waylivra and Tegsedi intangible assets. The increase is primarily related to additional Marathon contingent payments. The amount allocated to the Emflaza intangible asset is amortized on a straight-line basis over its estimated useful life of approximately seven years from the date of the completion of the acquisition of all rights to Emflaza, the period of estimated future cash flows. The Marathon contingent payments, including a $50.0 million contingent milestone payment made in the nine months ended September 30, 2022, are amortized prospectively as incurred, straight-line, over the remaining useful life of the Emflaza intangible asset. The Waylivra and Tegsedi assets are amortized on a straight-line basis over their estimated useful life of approximately ten years, respectively. For Upstaza, $89.5 million was reclassified from indefinite lived intangible assets to definite lived intangible assets, and this amount will be amortized over its expected useful life of 12 years on a straight-line basis.

Research and development expense. Research and development expense was $462.8 million for the nine months ended September 30, 2022, an increase of $72.0 million, or 18%, from $390.8 million for the nine months ended September 30, 2021. The increase in research and development expenses is primarily related to increased investment in research programs and advancement of the clinical pipeline.

Selling, general and administrative expense. Selling, general and administrative expense was $233.3 million for the nine months ended September 30, 2022, an increase of $34.1 million, or 17%, from $199.2 million for the nine months ended September 30, 2021. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio

Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was a gain of $32.2 million for the nine months ended September 30, 2022, a change of $43.8 million, or over 100%, from a loss of $11.6 million for the nine months ended September 30, 2021. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Interest expense, net. Interest expense, net was $66.4 million for the nine months ended September 30, 2022, an increase of $2.9 million, or 4%, from $63.5 million for the nine months ended September 30, 2021. The increase in interest expense, net was primarily due to additional interest expense recorded from the 2026 Convertible Notes and interest income from our investments.

Other expense, net. Other expense, net was $84.4 million for the nine months ended September 30, 2022, an increase of $57.9 million, or over 100%, from other expense, net of $26.5 million for the nine months ended September 30, 2021. The increase in other expense, net resulted primarily from unrealized foreign currency transaction losses and unrealized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $1.1 million and $2.4 million, respectively, offset by an unrealized foreign exchange gain from the remeasurement of our intercompany loan,

Income tax benefit (expense). Income tax benefit was $9.7 million for the nine months ended September 30, 2022, a change of $10.6 million, or over 100%, compared to income tax expense of $0.9 million for the nine months ended September 30, 2021. We incurred an income tax benefit in the U.S. relating to the partial amortization of an intangible which had previously been classified as an indefinite lived intangible, and the subsequent release of a portion of the valuation allowance associated with this asset. We also incurred income tax expense in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

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

In August 2015, we closed a private offering of $150.0 million in aggregate principal amount of 3.00% convertible senior notes due 2022 including the exercise by the initial purchasers of an option to purchase an additional $25.0 million in aggregate principal amount of the 2022 Convertible Notes. On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. While outstanding, the 2022 Convertible Notes bore cash interest at a rate of 3.00% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016.

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

In October 2022, we entered into the Credit Agreement for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms.

The Credit Agreement provides for a senior secured term loan facility funded on the Closing Date in the aggregate principal amount of $300.0 million and a committed delayed draw term loan facility of up to $150.0 million to be funded at the Company’s request within 18 months of the Closing Date subject to specified conditions. In addition, the Credit Agreement contemplates the potential for further financings by Blackstone, by providing for incremental discretionary uncommitted further financings of up to $500.0 million. We will be required under conditions specified in the Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account are available to prepay the Loans at any time at our option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for our use subject to the generally applicable terms and conditions of the Credit Agreement.

The Loans mature on the date that is seven years from the Closing Date. Borrowings under the Credit Agreement bear interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Credit Agreement), respectively.

In connection with the execution of the Credit Agreement, we and the Purchasers also entered into the Stock Purchase Agreement for the sale and issuance of 1,095,290 shares of common stock to the Purchasers at a price of $45.65 per share, for an aggregate purchase price of approximately $50.0 million. The per share price represents the closing price of our common stock on the Nasdaq Global Select Market on October 26, 2022.

Cash flows

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $288.4 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	(190,691)	(182,492)
Investing activities	257,742	150,908
Financing activities	(134,966)	16,523

Net cash used in operating activities was $190.7 million for the nine months ended September 30, 2022 and $182.5 million for the nine months ended September 30, 2021. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash provided by investing activities was $257.7 million for the nine months ended September 30, 2022 and $150.9 million for the nine months ended September 30, 2021. Cash provided by investing activities for the nine months ended September 30, 2022 and 2021 was primarily related to net sales and redemption of marketable securities, partially offset by purchases of marketable securities, purchases of fixed assets and the acquisition of product rights.

Net cash used in financing activities was $135.0 million for the nine months ended September 30, 2022 and net cash provided by financing activities was $16.5 million for the nine months ended September 30, 2021. Cash used in financing activities for the nine months ended September 30, 2022 was primarily attributable to the repayment of the 2022 Convertible Notes and payments on our finance lease principal, partially offset by cash received from the exercise of options and proceeds from our Employee Stock Purchase Plan. Cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was primarily attributable to cash received from the exercise of options and proceeds from our Employee Stock Purchase Plan, partially offset by payments on our finance lease principal.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States and we expect to submit a BLA to the FDA in the first half of 2023. We filed for marketing authorization for Waylivra with ANVISA for the treatment of FPL and we expect a regulatory decision on approval from ANVISA in the fourth quarter of 2022. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including our offering of the 2026 Convertible Notes, public offerings of common stock, our “at the market offering” of our common stock, proceeds from the Royalty Purchase Agreement and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;

●	our ability to maintain the marketing authorization for our products, including in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the costs, timing and outcome of Study 041;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increases in expenses resulting from the COVID-19 pandemic;
●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of our splicing, gene therapy, Bio-e, metabolic and oncology programs and our studies of emvododstat for COVID-19 and Translarna in other territories;
●	our ability to utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP Programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;

●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our Bio-E platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

On August 15, 2022, we repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In October 2022, we paid the former equityholders of Agilis $50.0 million in regulatory milestone payments as a result of the European Commission’s marketing approval of Upstaza for the treatment of AADC deficiency in July 2022. We expect to pay such former equityholders an additional $20.0 million upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in the first half of 2023. We also expect to pay the former securityholders of Censa Pharmaceuticals, Inc., or Censa, a $30.0 million development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU in 2022. If achieved, we have the option to pay such milestone payment in cash or shares of our common stock.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding requirements” in our 2021 Annual Report on Form 10-K and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Funding Requirements” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 and our Quarterly Report on Form 10-Q for the period ended June 30, 2022. Except as otherwise disclosed in this Quarterly Report on Form 10-Q, there were no material changes to the contractual obligations and commercial commitments set forth in our 2021 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2022 and our Quarterly Report on Form 10-Q for the period ended June 30, 2022 during the three month period ended September 30, 2022.  Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2022, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†	Letter Agreement re: Collaboration and License Agreement, dated July 25, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited
10.2*†	Letter Agreement re: Collaboration and License Agreement, dated September 14, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

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

PTC THERAPEUTICS, INC.

Date: October 27, 2022	By:	/s/ Emily Hill
Emily Hill
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)