Form 10-K
period 2022-12-31
PTC THERAPEUTICS, INC.
filed 2023-02-21
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,129,532,394. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

As of February 16, 2023, the registrant had 73,815,144 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to our gene therapy platform, including our ability to commercialize UpstazaTM (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, in the European Economic Area, or EEA, any potential regulatory submissions and potential approvals for our product candidates, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain our marketing authorization of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	our ability to utilize results from Study 041 to support a conversion of the conditional marketing authorization for Translarna for the treatment of nmDMD in the EEA to a standard marketing authorization and to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	the anticipated period of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;

●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	our ability to complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open-label extension, according to the protocol agreed with the EMA;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the terms of the credit agreement with funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit and Wilmington Trust, National Association, as the administrative agent;

●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

Summary of Risk Factors

●	We may be unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products;
●	Delays or failures in obtaining regulatory approval would materially impair our commercialization capabilities;
●	We may not qualify for certain specialized pathways to develop our product candidates or to seek approval;
●	We or our collaborators may experience any of a number of possible unforeseen events in connection with clinical trials related to our products and product candidates;
●	Subgroup, retrospective, post-hoc, and certain statistical analyses may not be reliable and typically will not form the basis for regulatory approval;
●	We may experience delays or difficulties in the enrollment of patients in our clinical trials;
●	We may identify serious adverse side effects during the development or further development of any product or product candidate;
●	Our products and product candidates may be difficult to manufacture;
●	The marketing authorization granted by the European Commission for Translarna for the treatment of nmDMD is limited to ambulatory patients aged two years and older located in the EEA and is also subject to annual reassessment of the benefit-risk balance by the EMA as well as the specific obligation to conduct Study 041, and may be varied, suspended or withdrawn by the European Commission if we fail to satisfy those requirements;
●	Our products and product candidates may fail to achieve market acceptance in the medical community;
●	We may be unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates;
●	A substantial portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks and laws and regulations, including those governing export restrictions and economic sanctions;
●	We face substantial competition;
●	Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives;
●	We have incurred significant losses since our inception and expect to continue to incur significant operating expenses for the foreseeable future. We may need additional funding and we may never generate profits from operations or maintain profitability;
●	Our credit agreement with funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit, collectively, Blackstone, may adversely affect our financial condition or restrict future operations;
●	We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or from collaborations or make investments in other companies or technologies that could harm our business and dilute our stockholders’ ownership;
●	Raising additional capital may dilute our stockholders’ ownership, restrict our operation or require us to relinquish rights to our technologies or product candidates;
●	We may not be able to comply with applicable laws and regulations for our products or product candidates;
●	We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU;

●	All pharmaceutical products for which marketing authorization has been granted are subject to extensive and rigorous regulation;
●	Failure to obtain and maintain acceptable pricing and reimbursement terms for our products would delay our commercialization efforts;
●	Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may negatively affect our business;
●	We may fail to properly allocate our resources;
●	We face risks related to health epidemics and other widespread outbreaks of contagious disease, including COVID-19;
●	We contract with third parties for the manufacture and distribution of our products and certain of our product candidates and these third parties may encounter issues that affect our business;
●	We rely on third parties to conduct our preclinical and clinical trials and other essential services;
●	We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates;
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security;
●	We may be subject to product liability and other civil lawsuits;
●	We may be unable to retain our key executives;
●	We may encounter difficulties in managing our growth as a company;
●	We may be unable to obtain or maintain patent protection for our technology and products;
●	We may become involved in lawsuits to protect or enforce our intellectual property or in connection with allegations that we are infringing on third party intellectual property rights;
●	Without patent protection, our marketed products may face generic competition;
●	We may not obtain or maintain adequate trademark protection for our brand names;
●	Our rights to develop and commercialize Upstaza and our other gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others;
●	We may not have sufficient cash flow from our business to make payments on our debt; and
●	The price of our common stock may be volatile and fluctuate substantially.

PART I

Item 1.   Business

Overview

We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients. We believe that this allows us to maximize value for all of our stakeholders.

Our Pipeline

We have a portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology, metabolism and oncology. The chart and the disclosure directly below summarizes the status of our clinical-stage programs and commercial products as of the date of this report, including those with our strategic partners:

Commercial

translarna ataluren | Emflaza (deflazacort) | Evrysdi risdiplam | Upstaza (eladocagene exuparvovec) | Tegsedi (inotersen) | waylivra (volanesorsen)

Development

Neurology

- PTC518 HD
- Vatiquinone MDAS
- Utreloxastat ALS
- Vatiquinone FA

Metabolism

- Sepiapterin PKU

Oncology

- Unesbulin LMS
- Unesbulin DIPG

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
o	UpstazaTM (eladocagene exuparvovec) – Upstaza, a gene therapy for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom. We expect to submit a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States to the United States Food and Drug Administration, or FDA, in the first half of 2023.
o	Tegsedi® (inotersen) and Waylivra® (volanesorsen) – We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. We began to make commercial sales of Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of familial chylomicronemia syndrome, or FCS, in Brazil in 2022. Waylivra is also approved in Brazil for the treatment of familial partial lipodystrophy, or FPL.
o	Evrysdi® (risdiplam) – Evrysdi, a treatment for spinal muscular atrophy, or SMA, was approved by the FDA for the treatment of SMA in adults and children of all ages and by the European Commission for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in Brazil and Japan. We expect the EMA to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA in 2023. Evrysdi is a product of our SMA program and our collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

●	Diversified Development Pipeline
o	Splicing Platform – In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. We expect data from the initial 12-week phase of the Phase 2 study in the second quarter of 2023.
o	Bio-e Platform – The two most advanced molecules in our Bio-e platform are vatiquinone and utreloxastat. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. We anticipate results from the Phase 2/3 trial to be available in the second quarter of 2023. We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate results from this trial to be available in the second quarter of 2023. We initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022 and enrollment is ongoing.
o	Metabolic Platform – The most advanced molecule in our metabolic platform is sepiapterin. We initiated a registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU, in the third quarter of 2021 and now expect results from Part 2 of this trial to be available in May 2023 as the trial is overenrolled and additional time is required for the entirety of the primary analysis population to complete the study.
o	Gene Therapy Platform – In addition to Upstaza, our gene therapy platform includes an asset targeting Friedreich ataxia. We continue to work towards initiating a clinical study for this program. Additionally, the gene therapy platform includes our program targeting Angelman syndrome. We continue to work towards submitting a filing in support of the first-in-human study for this program.
o	Oncology Platform – Unesbulin is our most advanced oncology agent. We initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of leiomyosarcoma, or LMS, in the first quarter of 2022 and enrollment is ongoing. We expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of diffuse intrinsic pontine glioma, or DIPG, in the fourth quarter of 2023.

●	Multi-platform Discovery
o	We continue to invest in our pre-clinical product pipeline across all of our platforms by committing significant resources to research and development programs and business development opportunities within our areas of scientific expertise, including potential collaborations, alliances, and acquisitions or licensing of assets that complement our strategic mission to provide access to best-in-class treatments for patients who have an unmet medical need.

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

Because the dystrophin gene is located on the X chromosome, DMD occurs primarily in young boys, although approximately 10% of female carriers show some disease symptoms. DMD is rare, and estimates of occurrence include approximately 1 in every 3,500 live male births, according to the National Organization for Rare Diseases and approximately 1 in every 5,000 live male births according to Ryder (2017) in the European Journal of Human Genetics. We estimate that there are between approximately 10,000 to 15,000 DMD patients in the United States. Several different types of mutation in the dystrophin gene can result in DMD, including deletion, duplication and nonsense mutations. A test known as multiplex ligation-dependent probe amplification (MLPA) can detect large deletions and duplications, which account for approximately 75% of all mutations. However, gene sequencing is required to identify small mutations such as nonsense mutations. We estimate that nonsense mutations account for approximately 13% of cases of DMD. Without treatment, patients with DMD typically lose walking ability by their early teens, require ventilation support in their late teens, and eventually experience premature death due to heart and lung failure. Even with medical care, most people with DMD die from cardiac or respiratory failure before or during their 30s.

Marketing authorization matters

Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy

European Economic Area

We received marketing authorization from the European Commission in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the member states of the EEA, subject to annual renewal and other conditions. In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna.

The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment. In June 2022, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2023. In February 2023, we submitted a marketing authorization renewal request to the EMA.

This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18 month, placebo-controlled trial, followed by an 18 month open-label extension, which we refer to together as Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2023.

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

United States

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter, or CRL, for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We recently had an informal meeting with the FDA, during which we discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, we plan to request an additional Type C meeting with the FDA in the near future to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

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

Other Territories

Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015, Chile in 2018, Brazil in 2019 and Russia in 2020, in addition to approvals from other countries, and these licenses are currently active. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is unlikely that we would be able to maintain our marketing authorizations in these regions in the event the EMA decides not to renew or otherwise modifies or withdraws our marketing authorization in the EEA. The marketing authorization for Translarna in Brazil and Russia are subject to renewal every five years. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.

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

Upstaza

Upstaza is a gene therapy for the treatment of AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. We are also preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States and we expect to submit a BLA to the FDA in the first half of 2023.

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

Upstaza is an adeno-associated virus, or AAV, gene therapy, which has been assessed in two completed clinical trials, and one ongoing trial. The two completed trials include a total of 18 children with severe AADC deficiency who were treated with a one-time total dose of 1.8 x 1011 vg of Upstaza during a single procedure in which the gene therapy was administered directly to the region of the brain, called the putamen, where dopamine is made and released. The targeted micro-dosing approach administering small amounts of gene therapy directly to focal regions of affected cells in the putamen has the benefit of keeping the supply requirements for materials low, improving access of the therapeutic gene to key cells, potentially limiting immune and complement-mediated responses and reducing the risk of off-target uptake and excretion of the gene therapy by the liver and kidneys. To date, results from these trials suggest that patients may have a gain of motor functions and improvement in cognitive scales following gene therapy administration and have shown significant increases in motor function, which contrasts with the published natural history.

The two completed clinical trials, AADC-1601, a trial in which patients were enrolled under individual compassionate use consents, and AADC-010, were both single-arm, open-label, interventional trials that enrolled a total of 18 patients. The primary and secondary objectives of these trials were to assess the safety and efficacy of Upstaza administered via bilateral putaminal-infusions in patients with severe AADC deficiency at a total one-time dose of 1.8 x 1011 vg. Study enrollment required a diagnosis of AADC deficiency, defined as decreased homovanilic acid, or HVA, and 5-hydroxyindoleacetic acid, or 5-HIAA, and elevated levels of L-DOPA in the cerebrospinal fluid, or CSF, the presence of more than one DDC gene mutation, and the presence of clinical symptoms of AADC deficiency (including developmental delay, hypotonia, dystonia, and oculogyric crisis), and a patient age of older than 2 years.

Patients were evaluated monthly for safety assessments and every three months for efficacy assessments that included tests of motor developmental testing (Peabody Developmental Motor Scale, Second Edition, or PDMS-2, and Alberta Infant Motor Scale, or AIMS) through the first year after treatment with Upstaza and at periodic intervals thereafter through five years following treatment. The PDMS-2 and AIMS are validated scales used to assess motor skills in young children. Pharmacodynamic testing of CNS AADC activity over time included analyses of CSF neurotransmitter metabolites and F-DOPA PET imaging intervals, also through five years.

8 patients were enrolled in the AADC-1601 study. 10 patients were enrolled in the AADC-010 study. In both studies, the average age of patients was less than 5 years of age.

At baseline, patients had no functional movement and failed to achieve any motor milestones, including head control, sitting or standing capabilities, consistent with the published natural history of severe AADC deficiency. Compared to baseline, at one-year and at five-years after Upstaza administration, patients had objective evidence of de novo dopamine production as visualized by F-DOPA PET imaging of the brain, consistent with successful and stable gene expression and enzyme activity over time.

Based on preliminary analysis, following administration of Upstaza, the combined group of patients showed significant improvements from baseline capabilities at one-year post-treatment in functional motor skills assessed with the PDMS-2 total score, as well as on the locomotion, grasping, visual-motor integration and stationary subscales. Significant improvements from baseline at one-year post-treatment were also observed for the combined group of patients on the AIMS total score and on the prone, supine, sit and stand subscales.

Compared to published natural history data, patients in these trials showed statistically significant improvements at both two- and five-year post-treatment in achievement of motor milestones of full head control (at 2 and 5 years), sitting unassisted (at 2 and 5 years) and standing with support (at 5 years), reinforcing the clinical benefit and sustainability of functional motor improvements.

Surgical injection of Upstaza in both completed trials was well tolerated, with no adverse events occurring during the surgical procedure. Adverse events were generally associated with the disease state. The most frequent adverse event associated with Upstaza was dyskinesia and these events completely resolved over time. No serious adverse events have been attributed to Upstaza.

The ongoing clinical trial, AADC-011, is a single-center, open-label trial to assess the efficacy and safety of Upstaza in patients with AADC deficiency. The primary outcomes for this trial include assessing a change in the PDMS-2 score and measuring the change in the neurotransmitter metabolite HVA or 5-HIAA in the cerebrospinal fluid. 10 patients have been enrolled and treated to date. With these 10 patients, we now have 28 patients from our three trials being evaluated in safety and efficacy studies.

An end-of-phase 2 meeting was held with the FDA in July 2017, and the clinical, non-clinical and chemistry, manufacturing and control, or CMC, data available to date from the two completed clinical trials were reviewed. The FDA provided feedback indicating that the clinical and non-clinical data available to date were sufficient to support the submission of a BLA without undertaking additional trials or studies at this time. In a late 2019 interaction with the FDA, the agency requested additional information concerning the use of the commercial delivery system for Upstaza in young patients. In response to the FDA’s request, we provided additional information concerning the use of the commercial cannula for Upstaza in young patients. In October 2022, we held a type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At such meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We have completed these analyses and provided the results to the FDA for review. We expect to submit a BLA to the FDA in the first half of 2023.

Upstaza for the treatment of AADC deficiency has orphan drug designation in the United States and EU, and rare pediatric disease designation in the United States, and upon BLA approval the FDA may grant us a priority review voucher.

Due to its orphan medicinal product designation by the EMA, we rely on a ten-year exclusive marketing period for Upstaza in the EEA, which may potentially be extended for two additional years if we receive approval for a pediatric exclusivity incentive. If Upstaza for the treatment of AADC deficiency receives FDA approval, we expect that Upstaza would have a twelve-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as well as a concurrent seven-year exclusive marketing period, which would commence on the date of FDA approval, under the provisions of the Orphan Drug Act. We expect to rely on the twelve-year BPCIA regulatory exclusivity and concurrent seven-year Orphan Drug Act exclusivity to commercialize Upstaza in the United States, if it is approved.

See “Item 1. Business-Government Regulation-The new drug and biologic approval process” below for further discussion with respect to the BLA process.

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

Waylivra

Waylivra is an ASO that has received marketing authorization in the EU for the treatment of FCS, subject to certain conditions. The United States and EU regulatory agencies have granted orphan drug designation to Waylivra for the treatment of FCS. In connection with the marketing approval for Waylivra in the EU, the European Commission is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra. In August 2021, ANVISA approved Waylivra as the first treatment for FCS in Brazil and we began to make commercial sales of Waylivra in Brazil in the third quarter of 2022 while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP programs. Our marketing authorization for Waylivra in Brazil is subject to renewal every five years.

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

Additionally, we received approval of Waylivra for the treatment of FPL in Brazil in December 2022. FPL is a rare genetic metabolic disease characterized by selective, progressive loss of body fat (adipose tissue) from various areas of the body leading to ectopic fat deposition in liver and muscle and development of insulin resistance, diabetes, dyslipidemia and fatty liver disease. Individuals with FPL often have reduced subcutaneous fat in the arms and legs and the head and trunk regions may or may not have loss of fat. Conversely, affected individuals may also have excess subcutaneous fat accumulation in other areas of the body, especially the neck, face and intra-abdominal regions.

Evrysdi

Evrysdi was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA and we expect the EMA to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA in the 2023. Evrysdi is a product of our SMA program and our collaboration with Roche and the SMA Foundation. For additional information, see “Item 1. Business – Our Collaborations, License Agreements and Funding Arrangements – Roche and the SMA Foundation.”

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

Diversified Development Pipeline

Our pipeline has a number of development programs in the clinical stages. These include splicing, Bio-e, metabolic, gene therapy and oncology programs as well as studies in our current commercial products for maintaining authorizations, label extensions and additional indications.

Splicing Platform

Our splicing platform focuses on the development of innovative therapies for diseases, such as SMA, that involve regulation of mRNA splicing in the cell.

In addition to Evrysdi and our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of HD. HD is a neurodegenerative and progressive brain disorder caused by a toxic gain-of-function triplet repeat expansion in the Huntingtin gene resulting in uncontrolled movements and cognitive loss. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of HD. We believe that there are approximately 135,000 HD patients globally. PTC518 is an orally bioavailable molecule with broad central nervous system and systemic distribution that has been designed to target Huntingtin protein expression with high selectivity and specificity. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. We expect data from the initial 12-week phase of the Phase 2 study in the second quarter of 2023.

Our splicing platform clinical development program also includes several studies evaluating Evrysdi in a broad SMA patient population covering the ages from newborns to 60 years old that remain ongoing. In addition to the Firefish (infantile onset SMA; age at enrollment of one to seven months) and Sunfish (later onset SMA; age at enrollment of two to 25 years) studies that established the safety profile of Evrysdi, the Jewelfish (patients who previously received other SMA targeted therapies; age at enrollment of six months to 60 years) and Rainbowfish (pre-symptomatic patients; age at enrollment of newborns to 6 weeks) studies may potentially be used to support future applications for label extensions.

Jewelfish, an open-label study investigating the safety, tolerability, pharmacokinetics, and pharmacokinetics/pharmacodynamic relationship of Evrysdi in patients aged from 6 months to 60 years with SMA previously treated with one of several experimental or approved SMA therapies, initiated in the first quarter of 2017. Preliminary pharmacodynamic data from twelve Jewelfish patients presented in October 2018 at the World Muscle conference demonstrated sustained >2-fold increase in median SMN protein levels versus baseline over 12 months of treatment. Updated two-year results were presented in October 2022 at the World Muscle conference demonstrating an overall stabilization in the mean score of exploratory efficacy outcomes from baseline to Month 24. Also, Evrysdi was well tolerated, with no drug-related adverse events leading to withdrawal from the study. The study has completed recruitment.

Rainbowfish is an open-label, single-arm, multicenter study, investigating the efficacy, safety, pharmacokinetics and pharmacodynamics of Evrysdi in babies, from birth to six weeks of age (at first dose) with genetically diagnosed SMA who are not yet presenting with symptoms. The study has completed recruitment. Interim data from Rainbowfish showed that 80 percent of pre-symptomatic infants with SMA treated with Evrysdi for at least 12 months achieved motor milestones such as sitting without support, rolling, crawling, standing unaided, and walking independently.

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

One of the advanced molecules in our Bio-e platform is vatiquinone. Vatiquinone is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. Vatiquinone targets 15-lipoxygenase, or 15-LO, a key regulator of oxidative stress, lipid-based neuro-inflammation, alpha-synuclein oxidation and aggregation and cell death. In the third quarter of 2020, we initiated a registration-directed Phase 2/3 randomized, placebo-controlled trial of vatiquinone in approximately 60 children with mitochondrial disease associated seizures, called MIT-E. We have completed enrollment in this trial after previously experiencing delays in enrollment due to the COVID-19 pandemic. All subjects were followed for one month to ensure a baseline seizure frequency, and have been randomized to receive vatiquinone or placebo for six months. We anticipate results from the Phase 2/3 trial to be available in the second quarter of 2023. Mitochondrial disease associated seizures is a highly morbid condition of refractory seizures in patients with inherited mitochondrial disease. We estimate that there are approximately 20,000 patients with mitochondrial disease associated seizures globally. The clinical rationale for the MIT-E trial is based on reports of decreased seizure frequency, disruption of status epilepticus and reduced mortality risk and disease-associated morbidity recorded through compassionate use studies of vatiquinone in mitochondrial disease patients conducted in the United States and EU.

Additionally, we initiated a registration-directed Phase 3 trial of vatiquinone in approximately 120 patients with Friedreich ataxia in the fourth quarter of 2020, called MOVE-FA. The MOVE-FA trial is an 18-month parallel arm, placebo-controlled study evaluating vatiquinone versus placebo in children and young adults with Friedreich ataxia. We have completed enrollment for the MOVE-FA trial and we anticipate results to be available in the second quarter of 2023. Friedreich ataxia is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are approximately 25,000 Friedreich ataxia patients globally. Vatiquinone has previously been studied in Friedreich ataxia patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension. In this trial, long-term vatiquinone treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. Vatiquinone has been dosed in over 500 subjects and has been generally well-tolerated in the clinic.

The other advanced molecule in our Bio-e platform is utreloxastat, a small molecule orally bioavailable compound that targets 15-LO and is in development for the potential treatment of adult CNS patients. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 trial of utreloxastat for ALS in the first quarter of 2022 and enrollment is ongoing. ALS is a rapidly progressing neurodegenerative disease caused by oxidative damage which leads to neuronal cell death and muscular atrophy. We believe that there are approximately 150,000 ALS patients globally.

Metabolic Platform

Our metabolic platform seeks to identify potential treatments for metabolic disorders. The most advanced molecule in our metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. Sepiapterin has been pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including

PKU. PKU is an inborn error of metabolism caused predominantly by mutations in the phenylalanine hydroxylase gene resulting in toxic buildup of the amino acid phenylalanine, or Phe, in the brain, and, if left untreated, severe and irreversible disabilities such as permanent intellectual disability, seizures, delayed development, behavioral problems and possibly psychiatric disorders can occur. We believe that there are approximately 58,000 PKU patients globally. In December 2019, it was announced that the Phase 2 trial for sepiapterin as a potential treatment for PKU met its primary and secondary endpoints, achieving statistically-significant and clinically-meaningful reduction in blood Phe levels compared to both baseline and an active control group. We initiated a registration-directed Phase 3 trial for sepiapterin for PKU in the third quarter of 2021 with the primary endpoint in the study of achieving statistically-significant reduction in blood Phe level. The primary analysis population includes those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. In January 2023, we announced preliminary data from the Part 1 run-in phase of this trial, including that the mean reduction in blood Phe levels in an initial cohort of subjects during the Part 1 would be recognized as clinically meaningful if maintained in Part 2 of the trial.  We now expect results from Part 2 of this trial to be available in May 2023 as the trial is overenrolled and additional time is required for the entirety of the primary analysis population to complete the study.

Gene Therapy Platform

Our gene therapy platform focuses on the development of innovative therapies for rare, debilitating diseases of the CNS. In addition to Upstaza, our gene therapy platform includes an asset targeting Friedreich ataxia continues to undergo preclinical studies. We continue to work towards initiating a clinical study for this program. Additionally, the gene therapy platform includes our program targeting Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays. We continue to work towards submitting a filing in support of the first-in-human study for this program.

Oncology Platform

Unesbulin is our most advanced oncology agent. Unesbulin is a small molecule inhibitor of tubulin polymerization that is associated with cell cycle arrest. In addition, administration is associated with a hyperphosphorylation of tumor BMI1 protein that subsequently leads to BMI1 protein degradation and reduction in BMI1 protein function. We have assessed unesbulin in a Phase 1 multi-center study in patients with advanced solid tumors. Unesbulin is also being evaluated in LMS in patients who have relapsed or are refractory to current treatments. LMS is a type of sarcoma that manifests as malignant soft tissue tumors of muscle tissue. Preclinical evaluations suggested that unesbulin had synergistic effects in combination with dacarbazine. Approximately 4,000 patients are diagnosed with LMS annually in the United States. We completed a Phase 1 dose escalation study of unesbulin for LMS in the fourth quarter of 2021. Unesbulin in combination with dacarbazine was found to be well-tolerated and a dose was selected for subsequent trials. We initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022 and enrollment is ongoing.

We are also assessing unesbulin for the treatment of DIPG. DIPG is a rapidly fatal pediatric cancer with 90% of patients dying within two years of diagnosis. There are approximately 300 patients diagnosed annually in the United States. We completed a Phase 1 dose-escalation trial in DIPG patients in the fourth quarter of 2021. The initiation of our registration-directed Phase 2 trial of unesbulin for DIPG was delayed as we continued to track the progress of patients in our Phase 1 trial and analyze the corresponding data. We now expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG in the fourth quarter of 2023.

While we have decided to deprioritize the emvododstat program for the treatment of acute myeloid leukemia, or AML, we are exploring other potential treatments for AML as part of our oncology platform.

We received grant funding of $5.4 million for our oncology platform from the Wellcome Trust. To the extent that we develop and commercialize certain program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments. Our first such milestone payment of $0.8 million to Wellcome Trust occurred in the second quarter of 2016.  During the year ended December 31, 2022, we incurred $2.5 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, which is recorded in other long-term liabilities on the balance sheet and will be payable upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. Additional milestone payments of up to an aggregate of $14.5 million may become payable by us to Wellcome Trust under this agreement. For additional information, see “Item 1. Business – Our Collaborations and Funding Arrangements.”

As part of our continuous portfolio review, we have decided to deprioritize our program for emvododstat for the treatment of COVID-19.

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

Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy

Study 041

Overview. As a specific obligation to our marketing authorization in the EEA, we are required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial is comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. In September 2022, as part of our specific obligation, we submitted a report on Stage 1 and data from Stage 2 in connection with a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization.

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

Objectives and endpoints. The primary objective of Study 041 is to evaluate the effect of Translarna on ambulation and endurance as assessed by the 6-minute walk test, or 6MWT. Based on the study protocol, the primary analysis of Stage 1 was to evaluate the difference in slope of change in 6MWD from baseline to week 72 between Translarna and placebo in the mITT population. Data from participants who did not qualify for inclusion in the mITT were used for summary and analysis of efficacy endpoints.

Slope of change in 6MWD over 144 weeks will also be assessed as a secondary endpoint at the conclusion of Stage 2, and the consistency of the results at 144 weeks against week 72 will be assessed. Changes in 6MWD from baseline to week 72 and week 144 respectively will also be assessed as secondary endpoints.

A secondary objective of Study 041 is to determine the effects of Translarna on ambulation and burst activity as assessed by timed function tests (10-meter run/walk, 4-stair stair-climb, and 4-stair stair descend). Each timed function test was analyzed as a secondary endpoint for both the mITT and ITT populations at the end of Stage 1 and will also be analyzed at the end of Stage 2. A separate analysis evaluates 10-meter run/walk results in participants with a baseline 6MWD below 300 meters. An additional analysis evaluates a composite endpoint of average change in times to run/walk 10 meters, climb 4 stairs, and descend 4 stairs. We also assess each of time to loss of ambulation, stair-climbing and stair-descending over 72 weeks and over 144 weeks.

Determination of the effects of Translarna on lower-limb muscle function as assessed by the North Star Ambulatory Assessment, or NSAA, a functional scale designed for boys affected by DMD, serves as an additional secondary objective. NSAA scores were analyzed as secondary endpoints for both the mITT and ITT populations at the end of Stage 1 and will also be analyzed as at the end of Stage 2. A separate analysis for Stage 2 will evaluate changes in total score in participants with a baseline 6MWD of equal to or greater than 400 meters and under 7 years of age. We also assess the risk of loss of NSAA items over 72 weeks and 144 weeks.

The safety profile of Translarna has been evaluated throughout Stage 1 and will continue to be evaluated for Stage 2 as a secondary objective.

Certain exploratory endpoints are also assessed in Study 041. In patients aged 7 years and above, change from baseline in upper limb function is assessed using both functional testing and parent/caregiver-reported questionnaires. In patients under 7 years of age, muscle strength is assessed by change from baseline in myometry parameters. At pre-qualified sites only, magnetic resonance imaging are used to assess change from baseline in muscle fat fraction. The effects of Translarna on pulmonary function are assessed by change from baseline in forced vital capacity. In addition, subject- and parent/caregiver-reported questionnaires and at-home diaries are assessed to evaluate the effect of Translarna on health-related quality of life (HRQL) changes from baseline.

Stratification. In Stage 1, participants were randomized 1:1 to placebo or Translarna (10, 10, 20 mg/kg). The randomization was stratified based on type of concomitant corticosteroid used at baseline (deflazacort versus prednisone/prednisolone), maximum of the two valid 6-minute walk tests performed at baseline day 1 and day 2 (<300 meters versus ≥300 to <350 meters, versus ≥350 to <400 meters, versus ≥400 meters), and time to stand from supine at baseline (<5 seconds versus ≥5 seconds).

Results. In June 2022, we announced top-line results from Stage 1. Within Stage 1, Translarna showed a statistically significant treatment benefit across the entire ITT population as assessed by the 6MWT as assessed by the NSAA. Additionally, Translarna showed a statistically significant treatment benefit across the ITT population within the 10-meter run/walk and 4-stair stair climb, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the mITT population, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated.

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

An open label, extension trial, Study 016, involving patients who participated in ACT DMD is also ongoing, across multiple sites in the United States and Canada with patients on commercial supply. We ended the two open label extension trials involving patients who had participated in our prior trials for nmDMD and have transitioned U.S. and Canadian patients from these trials to Study 016 while other patients have transitioned to commercial supply via commercial pathways or EAP programs.

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

Statistical Considerations.   The pre-specified meta-analysis results, which favored Translarna in the 6MWT and each of the timed function tests, are considered statistically significant. In the pre-specified subgroups of ACT DMD patients with a baseline 6MWD less than 350 meters and 300 to 400 meters, the p-values for the 6MWT and each of the timed function tests are considered nominal. For information with respect to the use of nominal p-values and post-hoc analyses, see Item 1A. Risk Factors, “Subgroup, retrospective, post-hoc, and certain statistical analyses may not be reliable and typically will not form the basis for regulatory approval.”

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

Study 045

In the fourth quarter of 2018, following the FDA’s recommendation to collect dystrophin data using validated quantification methods, we initiated Study 045, a Phase 2 open label clinical study of 20 boys with nmDMD from ages two to seven, to evaluate the ability of ataluren to increase dystrophin protein levels in boys with nmDMD. Study 045 did not meet its pre-specified primary endpoint. Patients received baseline biopsies prior to the initiation of treatment and follow-up biopsies scheduled at 40 weeks following the start of treatment. However, certain patients were delayed in obtaining the final study muscle biopsies performed at our clinical trial site at the University of California, Los Angeles as a result of the COVID-19 pandemic. 8 of 20 patients were unable to undergo biopsies at week 40, and these patients had their second biopsies between 62 and 70 weeks of treatment. Full-length dystrophin levels were measured using both the Electrochemiluminescence, or ECL assay, as the primary endpoint and Immunohistochemistry, or IHC, assay as the secondary endpoint.

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

Our Approach

We use multiple drug discovery platforms to discover and develop therapies to target diseases with high-unmet need. Intervening at DNA, RNA and energy production pathways are post-transcriptional control processes, which are the events that occur in a cell following the transcription of DNA into RNA. These processes regulate, for example, how long RNA molecules exist in the cell, how precursor messenger RNA, or pre-mRNA, molecules are processed (spliced), and how efficiently mRNA molecules are translated into proteins. Additionally, several regions of mRNA do not code for the protein and are known as untranslated regions, or UTRs. They are unique to specific mRNAs or groups of mRNAs and are directly involved in the post-transcriptional control of protein production. Interactions of cellular factors with the UTRs in the mRNA determine when and how much protein is produced as well as how mRNA is degraded and eliminated from the cell.

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

We use our splicing technology to identify molecules that modulate splicing of the pre-mRNA. Pre-mRNA splicing is a series of highly organized biochemical reactions. Approximately 94% of all human genes encode pre-mRNAs that undergo splicing. In addition, through splicing, one gene can often generate several mRNA products that include a different set of exons through a process called alternative splicing which results in mature mRNA that encodes different, related proteins. Splicing can be therapeutically targeted, in many human diseases, including SMA, Huntington’s disease, muscular dystrophy and various forms of cancer. We have developed several high-throughput drug discovery technology platforms that enable us to identify small molecule modifiers of pre-mRNA splicing. These technologies rely on sensitive quantification of pre-mRNA isoforms directly in human cells or tissue samples. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of SMN2 mRNA. An example of one of these molecules is Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. Based on our knowledge of the mechanism of splicing and how small molecules interact with the cellular splicing machinery, we have identified additional small molecule drug candidates that modify splicing of pre-mRNA, promote inclusion of specific exons into mRNA, including pseudoexons, or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes across many therapeutic areas.

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

Our Collaborations, License Agreements and Funding Arrangements

We currently have ongoing collaborations with Roche and the SMA Foundation for SMA, a license agreement with National Taiwan University, or NTU, for Upstaza, a collaboration and license agreement with Akcea for Tegsedi and Waylivra and a license agreement with Shiratori Pharmaceutical Co., Ltd., or Shiratori, relating to the manufacturing processes and technology for sepiapterin. We also have received grant funding from Wellcome Trust pursuant to funding agreements under which we have continuing obligations.

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

As of December 31, 2022, we had recognized a total of $210.0 million in milestone payments and $172.9 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2022, there are no remaining development and regulatory event milestones that we can receive. The remaining potential sales milestones as of December 31, 2022 are $250.0 million upon achievement of certain sales events.

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

Continuing financial obligations.   We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. As discussed above, we have outlicensed rights to Roche pursuant to a license and collaboration agreement. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $28.5 million, $24.5 million which was paid and $4.0 million which was accrued as of December 31, 2022. Our obligation to make such payments would end upon our payment to the SMA Foundation of an aggregate of $52.5 million, which we refer to as the repayment amount.

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

National Taiwan University

Overview. Pursuant to the license and technology transfer agreement, originally entered into between Agilis Biotherapeutics, Inc., or Agilis, NTU and Professor Wuh-Liang (Paul) Hwu, in December 2015, or the NTU Licensing Agreement., NTU granted to us an exclusive, perpetual license, with the right to grant sublicenses through all tiers, to research and use the intellectual property, data, chemistry, manufacturing and controls, or CMC, records, documents, confidential information, materials and know-how pertaining to the Research, including Upstaza for the treatment of AADC deficiency, under the NTU Collaboration Agreement (as defined below), or the Technology, and to develop, make, manufacture, use, sell, import and market the Technology and any other products made, invented, developed or incorporated by or with the Technology, or the Licensed Products. Subject to any regulatory delays or issues, we are obligated to research, use and develop the Technology to manufacture Licensed Products by December 23, 2025. Additionally, we are obligated to obtain marketing approval of Upstaza for the treatment of AADC deficiency, either by the FDA or by the EMA, by December 31, 2024. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA, satisfying that obligation.

Funding Obligations. NTU received a lump sum of $100,000 upon execution of the NTU Licensing Agreement, as well as $2.0 million milestones payments based on the achievement of certain clinical and regulatory milestones, including $1.2 million that became due and payable in July 2022 upon the European Commission’s approval of Upstaza for the treatment of AADC deficiency. Additionally, NTU will be entitled to receive contingent payments from us based on (i) annual license maintenance fees, (ii) a low double-digit percentage royalty of annual net sales of Licensed Products, and (iii) a percentage of sublicense revenue, ranging from low-twenties to mid-twenties. The annual license maintenance fees are non-refundable, but creditable against annual net sales payments.

Intellectual Property. All intellectual property relating to the manufacture, production, assembly, use or sale of Technology and any Licensed Products derived thereof are owned by NTU.

Termination. The NTU Licensing Agreement expires on December 23, 2035. Upon expiration, we will have a fully paid-up, perpetual, royalty-free exclusive license to the Technology. We may terminate the NTU Licensing Agreement upon

60 days’ written notice to NTU in the event of (a) the failure of a pivotal clinical study, or serious adverse event in a clinical study, with respect to Upstaza for the treatment of AADC deficiency, that prevents continuing such clinical study under reasonable circumstances or (b) the rejection of a BLA with the FDA or an MAA with the EMA, or equivalent biologics approval application in another territory with respect to Upstaza for the treatment of AADC. In such termination event, we must pay $100,000 to NTU within 30 days of termination and NTU would retain all rights to the Technology. We may terminate the NTU Licensing Agreement for material breach by another party following a 30-day cure period. NTU may terminate the NTU Licensing Agreement for our failure to pay any undisputed license fees or net sales or sublicensing royalty fees within the applicable deadline following a 30-day cure period.

We are also a party to collaborative research agreements with NTU, or the NTU Collaboration Agreements, that govern the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy. NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. As of December 31, 2022, an aggregate amount of $3.2 million in funding payments has been paid to NTU pursuant to the NTU Collaboration Agreements.

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

Shiratori

Overview. In connection with our acquisition of Censa Pharmaceuticals, Inc., or Censa, in May 2020, we became a party to a license agreement dated as of February 8, 2015, as amended, between Shiratori and Censa, or the Shiratori License Agreement. Pursuant to the Shiratori License Agreement, Shiratori granted Censa the sole and exclusive worldwide right and license, with the right to sublicense, under certain licensed know-how, or the Licensed Know-How, and licensed patents, or the Licensed Patents, relating to manufacturing processes and technology for sepiapterin, to research, have researched, develop, have developed, use, import, export, market, have marketed, offer for sale, sell and have sold, and otherwise commercialize any final pharmaceutical product in finished form containing sepiapterin as an active pharmaceutical ingredient, including sepiapterin, collectively the Sepiapterin Products, covered by the Licensed Patents or using the Licensed Know-How in all countries and territories of the world outside of Japan, or the Sepiapterin Territory.

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

The other agreement, entered into in May 2010, relates to the research and development of certain small molecule compounds under our oncology platform, including unesbulin. Pursuant to this agreement, Wellcome Trust awarded us a $5.4 million grant, of which approximately $0.9 million was paid in connection with execution of the agreement and the balance of which was paid to us in 2010 and 2012 based on our achievement of specified milestones.

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

Continuing financial obligations-oncology platform.   To the extent that we develop and commercialize certain program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product under our oncology platform. We made the first development milestone payment of $0.8 million to Wellcome Trust under this agreement during the second quarter of 2016. During the year ended December 31, 2022, we incurred $2.5 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, which is recorded in other long-term liabilities on the balance sheet. Additional milestone payments of up to an aggregate of $14.5 million may become payable by us to Wellcome Trust under this agreement.

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

In addition to the upfront consideration paid to Marathon upon the closing of the Emflaza transaction, Marathon is entitled to receive contingent payments from us based on annual net sales of Emflaza, up to a specified aggregate maximum amount over the expected commercial life of the asset, subject to the terms and conditions of the Emflaza Asset Purchase Agreement. In 2022, we paid Marathon a single $50.0 million sales-based milestone in accordance with the Emflaza Asset Purchase Agreement.

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

In addition to the upfront consideration paid to Agilis equityholders upon the closing of the Merger, Agilis equityholders may become entitled to receive contingent payments from us based on the achievement of certain development, regulatory and net sales milestones, as well as based upon a percentage of net sales of certain products.

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

As of December 31, 2022, we have paid former equity holders of Agilis a total of $52.4 million in connection with the achievement of certain milestone-based contingent payments under the Agilis Merger Agreement. Our outstanding obligations under the Agilis Merger Agreement include obligations to pay up to an aggregate maximum amount of $20.0 million upon the achievement of certain development milestones, up to an aggregate maximum amount of $311.0 million upon the achievement of certain regulatory milestones, up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Agilis Merger Agreement. In October 2022, we paid the former Agilis equityholders $50.0 million in regulatory milestone payments as a result of the European Commission’s marketing approval of Upstaza for the treatment of AADC deficiency in July 2022.

We expect to pay the former Agilis equityholders an additional $20.0 million upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in the first half of 2023.

BioElectron Technology Corporation

On October 25, 2019, we completed the acquisition of substantially all of the assets of BioElectron Technology Corporation, or BioElectron, pursuant to an Asset Purchase Agreement by and between the Company and BioElectron, dated October 1, 2019, or the BioElectron Asset Purchase Agreement.

In addition to the upfront consideration paid to BioElectron upon the closing of the asset acquisition, subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of our common stock, as determined by us) from us based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products.

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

In addition to the upfront consideration paid to the Censa securityholders upon the closing of the Censa Merger, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event, we are obligated to pay a $30.0 million development milestone to the former Censa securityholders, which we have the option to pay in cash or shares of our common stock. We also expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate upon the potential achievement in 2023 of certain development and regulatory milestones relating to sepiapterin.

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

As of January 31, 2023, our patent portfolio included a total of 143 active U.S. patents and 63 pending U.S. non-provisional patent applications, including continuations and divisional applications, that are owned, co-owned, or exclusively in-licensed.  Our patent portfolio also includes numerous International and ex-U.S. patents and patent applications. The patent portfolio includes patents and patent applications with claims including composition of matter, pharmaceutical formulation and methods of use of our commercial products including ataluren, the active ingredient in the formulated product Translarna, and risdiplam, the active ingredient in the formulated product Evrysdi.

The patent rights relating to ataluren owned by us include 42 issued U.S. patents relating to composition of matter, methods of use, formulations, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be expected to expire in 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. Our patent rights relating to ataluren include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own 15 European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. Granted European patents will expire in 2024 for those patents drawn to composition of matter, in 2026 and 2027 for those patents drawn to dosing regimen, and in 2027 for those patents drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to risdiplam co-owned by us and Roche include 4 issued U.S. patents relating to composition of matter, methods of use, and methods of manufacture and pending U.S. patent applications. We do not license any material patent rights relating to risdiplam to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2033 and 2035. Our patent rights include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We co-own 2 European patents relating to composition of matter, and uses of risdiplam. The expiration dates of the granted European patents relating to composition of matter are currently scheduled to expire in 2033 and 2035. Except as indicated above, these anticipated expiration dates are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

Analogous patent term extension provisions are available in Europe and certain other ex-U.S. jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based on obtaining a Supplementary Protection Certificate, or SPC. We have applied for SPCs for ataluren in all applicable European countries in which we have a European patent and have obtained SPCs or expect to obtain SPCs in all applicable European countries. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. For example, in jurisdictions where an SPC with maximum patent term extension has been granted, the ataluren composition of matter patent would be scheduled to expire in 2029. In the future, if and when our product candidates receive approval by the FDA or other non-European ex-U.S. regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

We have no patents covering Emflaza or the approved use of Emflaza. We rely on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States.  See “Item 1. Business-Government Regulation” for further information regarding the exclusivity periods that we expect to rely on.

We rely on orphan drug exclusivity in the EEA for Upstaza for the treatment of AADC deficiency. If Upstaza is approved in the United States, we expect to rely on the non-patent market exclusivity periods under the Orphan Drug Act and the BPCIA to commercialize Upstaza in the United States. If approved elsewhere, we expect to rely on orphan drug exclusivity in other countries or regions where such exclusivity is available. See “Item 1. Business-Government Regulation” for further information regarding the exclusivity periods that we expect to rely on.

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

We exclusively in-licensed know-how and materials related to the production and use of Upstaza.  For a further discussion of the material agreements relating to our in-licensing of Upstaza for the treatment of AADC deficiency, see “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-National Taiwan University.”  We also exclusively in-license or jointly own patent applications with claims directed to composition of matter, formulation and methods of use of other gene therapy products candidates currently in development.

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

Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available subject to supply chain disruptions. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. We maintain inventories for such materials such that any delays with raw materials will not affect or delay our manufacturing. No material shortages or delays of raw materials were encountered in 2022 and no manufacturing delays are currently expected in 2023. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities or internally, in the case of our gene therapy platform.

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

We have a commercial manufacturing services agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, to provide sufficient quantities of our Upstaza program materials to meet anticipated clinical trial and commercial scale demands. We also manufacture clinical material at our leased biologics manufacturing and laboratory space located in Hopewell Township, New Jersey, or the Hopewell Facility, for certain of our gene therapy product candidates. We still rely on third-party manufacturers to complete product testing for all of our gene therapy product candidates that we manufacture at the Hopewell Facility as well as to provide sufficient quantities of certain program materials that we have not yet transitioned to the Hopewell Facility. We have personnel with manufacturing and quality experience to oversee our contract manufacturers.

We further utilize the Hopewell Facility to produce plasmid DNA and AAV vectors for gene therapy applications for external customers.

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

Customers

During 2022, our product revenue was primarily attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

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

During 2022, two of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 16, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

In some countries, including those in Latin America, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. For example, the Brazilian Ministry of Health is continuing to experience significant administrative delays processing centralized group purchase orders. Almost all of our Brazilian product revenue for Translarna is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil. Similarly, Translarna orders placed through a distributor for the Ministry of Health of the Russian Federation are also intended to cover multiple months of therapy. Any fluctuations in quarterly net product sales in Russia resulting from these centralized group purchase orders may also be exacerbated by any delays.

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

Our ability to make Translarna available via commercial or EAP programs is largely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA as well as the specific obligation to conduct and submit the results of Study 041. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on Stage 1 and data from Stage 2 of Study 041. We expect an opinion from the CHMP in the first half of 2023. Additionally, the marketing authorizations of Translarna in Brazil and Russia are subject to renewal every five years. See “Item 1. Business-Global commercial footprint-Global DMD franchise” and “Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.

Our future revenues from our products and any other product candidates we may develop, depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers. Each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to completion. As a result, our commercial launches of products in the EEA has been and is expected to continue to be on a country-by-country basis and we generally will not be able to commence commercial sales of our products pursuant to our marketing authorizations in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. The price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be lower than the price for purchases of product in that country pursuant to a reimbursed early access program.

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

For Emflaza, which is approved in the United States, we are engaged in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided for Emflaza are made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. The specialty pharmacies we utilize provide patient services programs to support product access and, when eligible, out-of-pocket assistance.

We have generated revenue from net sales of Upstaza for the treatment of AADC deficiency in the EEA since May 2022. Upstaza is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom. Our future revenues from Upstaza depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers as described above.

Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of FCS are currently available on a commercial basis in multiple countries outside of the United States and we have the right to commercialize these products in the PTC Territory. We have received marketing authorization from ANVISA for Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS and FPL in Brazil. We make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS in Brazil. The marketing authorizations of Tegsedi and Waylivra in Brazil are subject to renewal every five years. We have also made both Tegsedi and Waylivra available in certain countries within the PTC Territory through EAP Programs. Our ability to make Tegsedi and Waylivra for the treatment of FCS available via EAP programs within the PTC Territory is largely dependent upon the maintenance of the marketing authorizations in the EU, which in the case of Waylivra for the treatment of FCS, is subject to certain conditions.

We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

For important information regarding market access and pricing and reimbursement considerations see “Item 1. Business-Government Regulation-Pharmaceutical Pricing and Reimbursement” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates”.

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

The competition for our products and product candidates includes the following:

●	Translarna for nmDMD. There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta Therapeutics, or Sarepta, has received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including, Daiichi Sankyo (DS-5141)), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Pfizer (PF-06939926), Solid Biosciences (SGT-001) and Sarepta (SRP-9001), whose gene therapy has been submitted for accelerated approval to the FDA.
●	Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma and Santhera are developing a glucocorticoid antagonist (vamorolone) for DMD patients. An NDA for vamorolone has been submitted to and accepted by the FDA, and the Prescription Drug User Fee Act, or PDUFA, date for a decision by the FDA is October 26, 2023.
●	Upstaza. Currently, no other treatment options are available for the underlying cause of AADC deficiency. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
●	Waylivra for FCS. Waylivra faces competition from drugs like Myalept (metreleptin). Myalept, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Ionis is developing AKCEA-APOCIII-LRx for the treatment of FCS.
●	Waylivra for FPL. Currently, no other treatment options are available for the underlying cause of FPL. Additionally, we are not aware of any late-stage development product candidates for FPL.
●	Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020 as was well as AMVUTTRA (vutrisiran) which Alnylam received approval for in the United States and Brazil in 2022 for the treatment of the polyneuropathy of hATTR amyloidosis in adults. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including BridgeBio Pharma (AG 10), Proclara Biosciences (NPT 189), Prothena (PRX 004) and SOM Biotech (tolcapone).
●	Evrysdi. Evrysdi, an orally bioavailable treatment, faces competition from treatments that are not orally bioavailable, including Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, which has received FDA approval to treat SMA and Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018), which is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK 015), Roche Pharmaceuticals (RO7204239) and Cytokinetics (reldesemtiv).
●	PTC518 for Huntington’s disease. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of Huntington disease. However, uniQure (AMT-130), Roche and Ionis (tominersen) and Wave Life Sciences (WVE-003) are all developing product candidates for treatment of Huntington disease.
●	Vatiquinone for Friedreich ataxia. While there are currently no disease modifying treatment options available for Friedreich ataxia, omaveloxolone, which is being developed by Reata Pharmaceuticals is a late stage product candidate being investigated for the treatment of Friedreich ataxia. An NDA for omaveloxolone has been submitted to and accepted by the FDA, and the PDUFA date for a decision by the FDA is February 28, 2023.
●	Vatiquinone for mitochondrial disease associated seizures. There are no disease modifying drugs approved for the treatment of mitochondrial disease associated seizures and we are not aware of any late-stage development product candidates for mitochondrial disease associated seizures.
●	Utreloxastat for ALS. Current standard of care for ALS is Rilutek (riluzole), currently available as a generic and other formulations and Radicava (edaravone) and Relyvrio (AMX-0035) within the United States. Amylyx Pharmaceuticals (AMX-0035) has also submitted an MAA to EMA with a decision expected in the first half of 2023. There are multiple other late stage product candidates being developed for the treatment of ALS including Ionis (Jacifusen), Clene Nanomedicine (CNM-Au8), MediciNova (Ibudilast), AB Science (AB-1010 mastinib mesylate), Prilenia Therapeutics (Pridopidine) and Biogen (tofersen). An NDA for tofersen has been submitted to and accepted by the FDA, and the PDUFA date for a decision by the FDA is April 25, 2023.
●	Sepiapterin for PKU. If approved, sepiapterin could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Furthermore, Homology (HMI-102) and BioMarin (BMN 307) each are developing gene therapy product candidates for the treatment of PKU.
●	Unesbulin for LMS. First line treatment for LMS is surgery where appropriate and then chemotherapy options including doxorubicin, gemcitabine, dacarbazine and docetaxel for unresectable metastatic disease. For second line treatment, two drugs are approved for soft tissue sarcoma including LMS and these are Yondelis (trabectedin) and Votrient (pazopanib). Most LMS patients require multiple lines of therapy.
●	Unesbulin for DIPG. There is no approved treatment for DIPG and very little improvement have been observed over the past 40 years. The current standard of care is radiation therapy which can shrink the tumor, though response is transient.

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

Regulatory requirements governing our business are also evolving. For example, the FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products. Moreover, in light of the COVID-19 pandemic, the FDA issued a number of guidance documents to assist companies navigating product development and manufacturing concerns raised by COVID-19.

The new drug and biologic approval process

In the United States, an NDA is the vehicle through which the FDA approves a new pharmaceutical drug product for sale and marketing in the United States. A BLA is the vehicle through which the FDA approves a new biologic product for sale and marketing in the United States.

To market a new drug or biologic product in the United States, a sponsor generally must undertake the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;
●	submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin at United States clinical trial sites;
●	approval by an independent Institutional Review Board, or IRB, and in the case of certain gene therapy studies, an Institutional Biosafety Committee, or IBC, prior to initiation and subject to continuing review;
●	completion of adequate and well-controlled clinical trials to establish safety and efficacy, in the case of a drug product candidate, or safety purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines. Certain gene therapy research must also be conducted in accordance with the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
●	submission and FDA acceptance of an NDA or BLA, and satisfactory completion of an FDA Advisory Committee meeting, if applicable;
●	satisfactory completion of an FDA inspection or remote regulatory assessment of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection or remote regulatory assessment of selected clinical sites and selected clinical investigators to determine GCP compliance; and

FDA review and approval of the NDA or BLA to permit commercial marketing for particular indications for use.

Nonclinical Studies and IND Submission

Nonclinical tests include laboratory evaluations of product chemistry, pharmacology, stability, toxicity and product formulation, as well as animal or other nonclinical studies to assess potential safety and efficacy. In order to begin clinical testing, a sponsor must submit an IND to the FDA, which includes, among other things, the results of the nonclinical tests, manufacturing information, analytical data, proposed clinical protocols, and any available clinical data or literature on the product candidate. Some nonclinical testing may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

Clinical Trials

Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and subsequent protocol amendments must be filed with the FDA as part of the IND. Sponsors must also provide FDA with diversity action plans.  In accordance with GCP requirements, all research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, the informed consent form, and communications to study subjects before a study commences at the site. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Special clinical trial ethical considerations also must be taken into account if a study involves children.  In the case of certain gene therapy studies, an IBC at the local level may also review and maintain oversight over the particular study, in addition to the IRB. If the product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC.

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

In general, for the purposes of NDA and BLA approval, human clinical trials typically are conducted in three sequential phases, but the phases may overlap, be divided, or be combined. Phase 1 clinical trials may be conducted in patients or healthy volunteers to evaluate the product’s safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism distribution, excretion, and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase 2 clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug or biologic product for specific indications.  Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product candidate for approval. These trials are well-controlled and are intended to establish the overall risk- benefit profile of the product or product candidate and provide an adequate basis for physician labeling. Phase 3 clinical trials are usually larger, more time consuming, more complex and more costly than Phase 1 and Phase 2 clinical trials. The FDA typically requires that an NDA or BLA include data from two adequate and well-controlled clinical trials, but, in certain circumstances, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence. In some cases, the FDA may condition approval of an NDA or BLA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA or BLA approval. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.

Additional kinds of data may also help support a BLA or NDA, such as patient experience data and real world evidence. Real world evidence may also be used to assist in clinical trial design or support an NDA for already approved products. For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application. More recently, a program was established whereby a platform technology that is incorporated within or utilized by an approved drug or biologic product may be designated as a platform technology, provided that certain conditions are met, in which case development and approval of subsequent products using such technology may be expedited.

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the drug or biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and adequate stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Additional FDA Expedited Review and Approval Programs

The FDA has various programs that are intended to expedite or simplify the process for the development and FDA review of certain products that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new therapeutics to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This ‘‘rolling review’’ is available if the applicant provides and the FDA approves a schedule for the remaining information. Applicable user fees must also be paid before the FDA will commence its review. In some cases, a Fast Track product may be eligible for accelerated approval or priority review.

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

The FDA’s accelerated approval process allows for potentially faster development and approval of certain drugs or biologic products intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval process, the adequate and well-controlled clinical trials conducted with the drug or biologic product establish that the drug or biologic product has an effect on a “surrogate” endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity, that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity, or prevalence of the condition and availability or lack of alternative treatments. Drugs or biologic products approved through the accelerated approval process are subject to certain post-approval requirements, including completion of Phase 4 clinical trials to demonstrate clinical benefit.  By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates.  FDA may also require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval.  Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties.  Promotional materials for a drug or biologic approved under the accelerated approval pathway are subject to FDA prior review.

Sponsors can also request designation of a product candidate as a ‘‘breakthrough therapy.’’ A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance on an efficient development program beginning as early as Phase 1 trials, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling review, and the facilitation of cross-disciplinary review.

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

FDA Approval Process

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including proposed labeling and information on the chemistry, manufacture and composition of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the NDA or BLA must be accompanied by a substantial user fee, though a waiver of such fees may be obtained under certain limited circumstances. Product candidates that are designated as orphan products are not subject to application user fees unless the application includes an indication other than the orphan indication. The user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit a substantive review.

If the FDA determines that the NDA or BLA is incomplete, the FDA may refuse to file the application. If the FDA refuses to file an NDA or BLA, the applicant may refile the application with information addressing the FDA identified deficiencies, which refiling would be subject to FDA review before it is accepted for filing. After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether a product meets FDA’s approval standard and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has set the review goal of completing its review of 90% of all standard applications for new molecular entities and original BLAs within ten months of the 60 day filing date. Under the FDA’s priority review program, however, the FDA set a review goal of completing its review of 90% of all applications within 6 months of the 60 day filing date. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by additional three-month review periods whenever the FDA requests or the NDA or BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review cycle.

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

This requirement does not generally apply to products for an indication for which orphan designation has been granted. However, compliance may be required if approval is sought for other indications for which the product has not received orphan designation.

Product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Orphan products are not exempt from this requirement.

The FDA will typically inspect or conduct a remote regulatory assessment of one or more clinical sites to assure compliance with GCP before approving an NDA or BLA. The FDA also will inspect or conduct a remote regulatory assessment of the facility or the facilities at which the product is manufactured before the NDA or BLA is approved. The FDA will not approve the product unless cGMP compliance is satisfactory.

The FDA may refer applications for novel drug products or biologic products to an advisory committee for recommendation as to whether the application should be approved and under what conditions. Specifically, for a product candidate for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must either refer that product candidate to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if FDA believes that the advisory committee’s expertise would be beneficial. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully, particularly any negative recommendations or limitations, when making drug or biologic product approval decisions.

After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection or remote regulatory assessment reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.  A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued, and continues to issue, various guidance documents regarding the development and commercialization of gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical and nonclinical assessment of gene therapies; the design and conduct of clinical trials, the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term patient and clinical study subject follow up and regulatory reporting. The FDA also issued guidance documents that address gene therapy considerations during the COVID-19 pandemic and a guidance specific to the development of gene therapy products for neurodegenerative diseases.

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

The FDA also has the authority to require a specific REMS to ensure that a product’s benefits outweigh its risks.  A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the product’s risks, limitations on who may prescribe or dispense the product, or other measures that the FDA deems necessary to assure the safe use of the drug. The FDA may also impose a REMS requirement on an approved product if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the product’s benefits outweigh its risks.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug or biologic for off-label uses, manufacturers may only promote the product for the approved indications and in accordance with the approved labeling. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements.  This means, for example, that a manufacturer cannot make claims about the use of its marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and it would not be able to discuss or provide information on off-label uses or safety benefits of such products in a promotional context.  The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which, in addition to state requirements, regulates the distribution of samples at the federal level.  Reports must also be submitted to FDA on sample distribution. The Drug Supply Chain Security Act, or DSCSA, added sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically and will be required to enable interoperable electronic product tracing at the package level by November 2023.   Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier on product packages in both a human-readable and on a machine-readable data carrier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Establishments may be subject to periodic, unannounced inspections or remote regulatory assessments by government authorities to ensure compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may take into account results of inspections performed by certain counterpart ex-U.S. regulatory agencies in assessing compliance cGMPs. The FDA has entered into international agreements with ex-U.S. agencies, including the EU, in order to facilitate this type of information sharing.

Sponsors are further subject to various requirements related to FDA drug shortage and manufacturing volume reporting, supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy.  Legislation and executive actions have also been issued to encourage domestic manufacturing.

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

Orphan drug designation.

We have received orphan drug designation from the FDA for Translarna for the treatment of nmDMD, Emflaza for the treatment of DMD, Upstaza for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of Friedreich ataxia and treatment of seizures in patients with mitochondrial disease, utreloxastat for the treatment of ALS, PTC-FA for the treatment of Friedreich ataxia, PTC-AS for the treatment of Angelman syndrome, sepiapterin for the treatment of hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU and unesbulin for the treatment of LMS and DIPG. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or the same drug or biologic for different indications. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. Notably, a 2021 judicial decision, Catalyst Pharms., Inc. v. Becerra,  challenged and reversed an FDA decision on the scope of orphan product exclusivity for the drug, Firdapse.  Under this decision, orphan drug exclusivity for Firdapse blocked approval of another company’s application for the same drug for the entire disease or condition for which orphan drug designation was granted, not just the disease or condition for which approval was received.  In a January 2023 Federal Register notice, however, the FDA stated that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved.  The exact scope of orphan drug exclusivity will likely be an evolving area.

Orphan product sameness decisions are also an evolving space. The FDA recently issued a final guidance document on how the agency will determine the “sameness” of gene therapy products. Pursuant to the guidance, “sameness” will depend on the products’ transgene expression, viral vectors groups and variants, and other product features that may have a therapeutic effect. Generally, minor differences between gene therapy products will not result in a finding that two products are different. Any FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

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

Changes to the FDCA, however, have limited future pediatric priority review vouchers. Under the law’s sunset provision, the drug or biologic must be designated by FDA for a rare pediatric disease no later than September 30, 2024, and approved no later than September 30, 2026, unless the law is reauthorized by Congress. Accordingly, while Upstaza currently has a rare pediatric disease designation, if we cannot secure FDA BLA approval prior to September 30, 2026, we may not be able to receive the benefit of such designation.

Hatch-Waxman Act for Drugs.

Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.   In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA.

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

If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification to the FDA, the applicant must send notice of the certification to the NDA and patent holders. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification, in which case the FDA may not make an approval effective until the earlier of 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30 month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30 month stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

Exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA generally may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the new chemical entity. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides a shorter three-year period of exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity may be granted for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12 year exclusivity period. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.

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

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.”  The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity.  Further, the reference product sponsor must provide patent information and patent expiry dates to FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

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

Patent Term Restoration

If approved, drug and biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years, and only those claims reading on the approved drug may be extended. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

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

Regulation in the European Union

We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of Friedreich ataxia, utreloxastat for the treatment of ALS, PTC-AS for the treatment of Angelman syndrome, sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, and unesbulin for the treatment of LMS. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and, in the event of a successful application for a centralized EU marketing authorization, 10 years of EU market exclusivity. During this market exclusivity period, neither the EMA, nor the European Commission nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

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

The Veterans Health Care Act of 1992 requires, as a condition of payment by certain federal agencies and the Medicaid program, that manufacturers of “covered drugs” (including all drugs approved under an NDA) enter into a Master Agreement and Federal Supply Schedule (FSS) contract with the Department of Veterans Affairs through which their covered drugs must be offered for sale at a mandatory calculated ceiling price to certain federal agencies, including the

VA and Department of Defense. FSS contracts require compliance with applicable federal procurement laws and regulations, including disclosure of commercial prices during contract negotiations and maintenance of price relationships during the term of the contract, and subject manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions. The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program. Failure to accurately report drug pricing or to provide the mandatory discount may subject the manufacturer to specific civil monetary penalties. Termination of either of these agreements also jeopardizes payment by Medicaid and Medicare for the manufacturer’s drugs in an outpatient setting. Certain states have also enacted drug price transparency laws that require reporting of pricing information, including certain increases in a drug’s wholesale acquisition cost and the reasons causing the price increase.

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

On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  This rule now has been rescinded, but other efforts to address the costs of pharmaceuticals have been adopted, including the Inflation Reduction Act of 2022, or the IRA.  These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Fraud and Abuse Laws

Any present or future arrangements or interactions with third-party payors, healthcare professionals, healthcare organizations, patients and other customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made in whole or in part under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. HHS recently promulgated a regulation that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees.  Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback statute discount safe harbor.  Recent legislation delayed implementation of this portion of the rule until January 1, 2026, and further proposed legislation would permanently prohibit implementation of the rule beyond 2026. Our practices may not always meet all of the criteria for safe harbor protection. A person or entity need not have knowledge of the statutes or the specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Federal enforcement agencies have shown increased interest under the federal Anti-Kickback Stature and the federal civil False Claims Act in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services and donations to independent charitable patient assistance programs. A number of investigations into these programs have resulted in significant civil and criminal settlements. Most states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor, including to commercial plans. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer and its products from participation in federal healthcare programs, debarment from federal government procurement and non-procurement programs, criminal fines, and imprisonment. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

The federal civil False Claims Act imposes civil liability and penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Claims under the federal civil False Claims Act may be initiated by whistleblowers, who receive substantial financial incentives to come forward, through “qui tam” actions that can be pursued by the whistleblower even if the government declines to prosecute the case. Intent to deceive is not necessary to establish civil liability, which may be predicated on deliberate indifference or reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and healthcare companies. These investigations have involved, for example, allegations of improper financial relationships with referral sources, providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. A violation of the federal Anti-Kickback Statute is a per se violation of civil False Claims Act. Potential liability under the federal civil False Claims Act includes treble damages and significant per claim penalties. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from federal government procurement and non-procurement programs and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.

The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to federal healthcare programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”), after which the recipient of the overpayment incurs federal civil False Claims Act liability. The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. In 2014 and 2016, the CMS released regulatory guidance (in the form of final rules) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, unless a manufacturer is a direct recipient of payment by an agency such as a research grant, but may impact a manufacturer’s customers and potential customers who are Medicare providers, suppliers, and plans.  In a proposed rule issued on December 27, 2022, CMS is proposing to revise the standard for “identification” which could significantly reduce the time to investigate and report any possible overpayment, thereby increasing the risk of incurring federal civil False Claims Act liability for healthcare providers and suppliers.

The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to certain payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives licensed in the United States and to US teaching hospitals, as well as ownership and investment interests held by physicians and members of their immediate family. Payments made to physicians, other principal investigators and certain research institutions for research, including clinical trials, are included within the ambit of this law. Such information is made publicly available by CMS in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for each payment, transfer of value or ownership or investment interest not timely and accurately reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare professionals in those states. Depending on the state, legislation may prohibit various marketing-related activities, such as gift bans, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes of conduct and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

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

Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the European General Data Protection Regulation, or GDPR, United Kingdom’s implementation of the GDPR and equivalent Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants. The consent must also be capable of being withdrawn.  There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer restrictions and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are potential risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). The European, UK and Swiss legislation only permits data export to countries where there is adequate protection or where other mechanisms are in place such as data transfer agreements in the approved form such as standard contractual clauses or the UK approved clauses. In July 2020, the European Court declared the EU-US data ‘Privacy Shield’ invalid meaning that data transfers to the United States require other lawful data transfer mechanisms.  Further certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals’ health information.

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

Human Capital Resources

As of December 31, 2022, we had 1,410 employees, of whom 1,402 were employed on a full-time basis, as well as 128 consultants and contractors, of whom 113 were full-time. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

We believe that our growth and success is dependent on the contributions of our employees, as led by our executive officers. We focus significant attention on attracting, retaining, engaging and further developing talented and experienced individuals to manage and support our operations. In particular, recruiting and retaining qualified scientific, clinical, manufacturing, commercial, marketing and support personnel is critical to our success. Competition for these skilled personnel is high. We believe that our strong culture of teamwork and desire to be ever better helps us to attract and retain employees. Our employees complete Gallup, Inc.’s CliftonStrengths talent assessment and attend related training sessions. These tools have been implemented to help our employees identify their core strengths and learn how to use these strengths to become more engaged and productive at work as well as to lead an overall more satisfied and healthier lifestyle.  Our Brazilian office was recognized as a “great place to work” by the Great Place to Work Institute in 2021 and 2022.

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

We believe that we provide a competitive total rewards offering to our employees, with market competitive cash compensation, equity, and industry competitive company-paid benefits, including subsidized medical, and dental insurance and retirement plans, as well as group vision insurance, tuition reimbursement, fitness reimbursement and benefits and policies to support parental leave, mental health and wellness, family planning and child bonding. Total rewards offerings are established by employee positions, skill levels, experience, knowledge, and geographic location. We also provide flexible work arrangements to our employees, including remote work options when practicable. In addition, to assist our employees during times of personal disasters that impact them and their families, we have established an employee relief program that is funded by our employees with corporate matches.

We are committed to hiring, developing and supporting a diverse and inclusive workplace, and continue to focus on extending our equality, diversity and inclusion initiatives across our workforce. All of our employees are required to adhere to our Code of Business Conduct and Ethics, and all relevant country regulations which sets forth the high level of integrity, legal compliance and patient-centric focus expected of all our employees. We have a Chief Culture and Community Officer who oversees our culture and community team. The mission of our culture and community team is to collaborate with cross functional partners and create intentional efforts to connect and engage with employees who want to find community and apply their passion to make a difference. A core element of this mission is our equality, diversity and inclusion, or ED&I, program which is managed by an ED&I professional, who routinely meets with our executive committee. Our ED&I program seeks to enable all employees to feel a sense of purpose and belonging through their connections with our internal communities. This program is guided by a steering committee comprised of senior leaders, volunteer ED&I ambassadors and representatives from our seven Employee Resource Groups, or ERGs, each of which associates with a different underrepresented community. Our ERGs meet monthly and serve to offer a safe place for our employees to have conversations about social issues, celebrate cultural observances and to grow as individuals. We believe that our ERGs and our ED&I program help our employees to better understand and celebrate each other, resulting in a more cohesive work environment.

We continue to provide opportunities for talented individuals through our global Talent Pipeline Program, or the TPP. The TPP is a global fellowship program aimed at providing recent diverse graduates real-world experience in the biopharmaceutical industry and related professions, including research, clinical, finance, commercial, marketing, compliance, quality, legal, information technology, human resources, government affairs, and communications. Participants are recruited from a global diverse group of institutions and networks and are provided mentorship, job coaching, career counseling, and leadership training for one year. Participants from the TPP are often offered full-time positions based upon our workforce needs. The TPP was originally established in 2020 to benefit students that graduated during the COVID-19 pandemic.

We have continued to maintain a COVID-19 task force as COVID-19 outbreaks continue to manifest throughout the world. Our COVID-19 task force consists of senior leaders from various departments within our organization and is responsible for the safety of our employees, consultants and contractors throughout the world and for the maintenance of our business continuity. Additionally, our COVID-19 task force continues to monitor and evaluate safety protocols and procedures to protect our workers as well as business essential operations. Our COVID-19 task force periodically provides updates to our executive team and our board of directors and provides timely communications to our employees. We have encouraged and, where possible, required all employees to be fully vaccinated against COVID-19.

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

If we do not successfully maintain our marketing authorizations for our products and obtain new marketing authorizations for our product candidates and new uses of our approved products, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. The success of our products will depend on a number of additional factors, including the following:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;
●	the timing, scope and outcome of commercial launches;
●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;
●	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;
●	successful identification of eligible patients;
●	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	global trade policies;
●	a continued acceptable safety profile of the drug;
●	the costs, timing and outcome of post-marketing studies and trials required for our products, including, with respect to Translarna, Study 041;
●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and whether we are able to maintain market exclusivity periods under the Orphan Drug Act or equivalent protections in other jurisdictions;
●	whether negative results from our clinical or pre-clinical trials of a product for one indication affect the perception of such product in another indication, including with respect to determinations by regulators, including the FDA and EMA, with respect to our ongoing or future regulatory submissions for marketing authorization of our products for any indication;
●	whether, with respect to Translarna, we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;
●	our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations; and

●	the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize our products, either of which would have a material adverse effect on our business, results of operations and financial condition.

Delays or failures in obtaining regulatory approval would prevent us from commercializing our product candidates in the applicable territory and our ability to generate revenue will be materially impaired. Moreover, should we need to conduct additional development work, other than those we have planned, we expect to incur significant costs, which may have a material adverse effect on our business and results of operations.

There is significant risk that we will be unable to obtain approval for our product candidates on a timely basis or at all, and we may be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost. Product development is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. This is especially true for rare and/or complicated diseases. A failure of one or more clinical or preclinical trials, or manufacturing development can occur at any stage. Preclinical and clinical studies may also reveal unfavorable product candidate characteristics, including safety concerns, or may not demonstrate product candidate efficacy. In some instances, there can be significant variability in results between different clinical trials of the same product candidate due to numerous factors. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization of their products.

The approval process is also subject to the substantial discretion of regulatory authorities and the approval procedures vary among countries, can involve additional testing, and the time for approval may materially differ and be subject to administrative delays that we cannot control. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere.

In response to changes in the regulatory environment or requests from regulators, we may elect, or be obliged, to postpone a regulatory submission to include additional analyses, which could cause delays in getting our products to market and substantially increase our costs. Securing marketing authorization also requires the submission of information about the product manufacturing process to, and inspection or conduct of remote regulatory assessments of manufacturing facilities by, the regulatory authorities. Changes to manufacturers, product candidate formulation, manufacturing processes and other product candidate attributes, such as the method of delivery, during product candidate development may also require additional studies to demonstrate the comparability of the product candidate using prior processes, formulation, or manufacturers, or with the prior attributes, to the product candidate using new the processes, formulation, or manufacturers, or with the new attributes.

For example, we have been seeking FDA approval for Translarna for nmDMD with the FDA since 2010 and the FDA has repeatedly disagreed with our interpretation of our results. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-

submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We recently had an informal meeting with the FDA, during which we discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, we plan to request an additional Type C meeting with the FDA in the near future to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

With respect to Upstaza, in a late 2019 interaction with the FDA, the FDA requested additional information concerning the use of the commercial delivery system for Upstaza in young patients. In response to the FDA’s request, we provided additional information concerning the use of the commercial cannula for Upstaza in young patients. In October 2022, we held a type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At such meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We have completed these analyses and provided the results to the FDA for review. We expect to submit a BLA to the FDA in the first half of 2023.

There is no guarantee that we will be able to achieve our milestones at all or within our anticipated timeframes, or that regulators may have additional questions to which we will need to respond.  There is also substantial risk that the results of our future or current studies will not ultimately support the approval of a product candidate. Any delays in obtaining regulatory approval, or if we never obtain regulatory approval, could have a material adverse effect on our business, financial condition and results of operations.

We may use certain specialized pathways to develop our product candidates or to seek approval.  We may not qualify for these pathways or such pathways may not ultimately speed the time to approval or result in product candidate approval.

In the United States, we may pursue the accelerated approval pathway for certain of our product candidates, such as Translarna. However, the FDA may find that our product candidates do not qualify for accelerated approval. Moreover, even if we do ultimately receive accelerated approval, we would need to meet certain post approval requirements, such as completing a post-approval study confirming our product candidates’ clinical benefit that may require substantial time, effort, and funds.  Under a newly enacted law, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates, by the time of approval and the FDA may require that the post-approval studies be commenced before the date of approval.  If this study does not confirm the product’s clinical benefit or if the study is not conducted in accordance with the FDA’s requirements, it would be subject to the risk of expedited FDA withdrawal. Additional regulatory requirements also include the pre-submission of promotional materials to the FDA and potential restrictions, such as distribution restrictions, to assure the product’s safe use. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny.  Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.  Due to these and other uncertainties, we are unable to estimate the timing or potential for product candidates for which we may use the accelerated approval pathway or the cost or effort required to receive FDA approval. Further, even if we receive accelerated approval, there is no guarantee that we would be able to maintain such approval.

For our gene therapy product candidates, we may pursue an exceptional circumstances marketing authorization from the EMA. If a product candidate is eligible for marketing authorization under exceptional circumstances, the authorization would be subject to a requirement for the applicant to implement specific procedures, in particular related to notification of  the competent authorities of any safety issue. Such exceptional circumstance marketing authorizations are annually reassessed and after five years, the authorization may be renewed under exceptional circumstances for an unlimited period, or the EMA may decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. If any product we have is approved under the exceptional circumstances process, there is no guarantee that we will be able to maintain such approval. Moreover, our product candidates may not be eligible for exceptional circumstances marketing authorization.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

●	clinical trials may produce negative or inconclusive results, regulators may disagree with our interpretation of results, our studies may fail to reach the necessary level of statistical significance, or we may not be able to demonstrate that our product candidates are safe, effective, or provide an advantage over current standard of care or other therapies;
●	our clinical trials may not meet their primary endpoints. For example, for Translarna, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b trial (completed in 2009), Phase 3 trial in ACT DMD (completed in 2015), or Study 045 (completed in 2021);
●	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;
●	clinical trial sites or enrolled patients may be negatively affected by outbreaks of COVID-19 or other outbreaks of contagious disease, resulting in delays and disruptions in completing clinical trials, such as the delays we experienced in enrolling our registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures trial as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic;
●	we may be unable to enroll a sufficient number of patients in our clinical trials, the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials, not comply with trial procedures, misrepresent their eligibility, or be lost to follow-up at a higher rate than we anticipate;
●	we may enroll patients in foreign countries in which clinical sites may have less experience with studies or the disease at issue, or may use a different standard of care; regulatory authorities may not accept the data generated at foreign sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence or continue a clinical trial, may require additional data or studies, or may require changes to our studies, including applications and protocols;
●	we may be unable to engage trial sites and contract research organizations or they may withdraw from our studies;
●	we, regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require the suspension or termination of studies for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;
●	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;
●	regulators may require us to perform additional or unanticipated studies, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval;
●	there may be changes in the applicable regulatory authorities’ approval requirements, which may render our data insufficient to obtain marketing approval;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	regulators may fail to approve or subsequently find fault with the manufacturing processes or facilities for clinical and future commercial supplies;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or

●	we may decide to abandon the development of a product candidate or development program.

These risks may be increased for product candidates intended for the treatment of diseases for which there is little clinical experience, where we are using new endpoints or methodologies, or where the product candidates are new or novel.  For example, there are no marketed therapies approved to treat the underlying cause of nmDMD and there is limited clinical trial experience with respect to drugs to treat nmDMD and other diseases that we are studying or have studied. As a result, the design and conduct of clinical trials for these diseases, particularly for drugs to address the underlying nonsense mutations causing these diseases in some subsets of patients, is subject to increased risk.  Furthermore, the regulatory requirements regarding gene therapies are continually evolving and regulatory authorities have only approved a limited number of gene therapies.  Moreover, because gene therapy products are a relatively new development, less is known about such products and product candidates and, accordingly there is an increased risk that such products may not perform as expected. Regulatory review agencies and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions.

We may also experience increased risks to the extent that product candidates require a specialized delivery device or method.  For example, Upstaza is administered directly to the putamen in the brain using stereotactic surgery, a brain surgery requiring significant skill and training. There is little experience with such surgeries being used to deliver drugs and for such surgeries being performed on children. We may need to train sufficient brain surgeons to perform the procedure properly, which may expose us to additional regulatory risks as our interactions with such healthcare providers must comply with all applicable laws and regulations. As a result, we will need to invest significant resources to ensure all personnel and contractors are adequately trained on these requirements and to monitor their conduct. Delivery of Upstaza to the putamen also requires certain medical devices, which may result in our product candidate being deemed to be a combination product by the FDA, requiring compliance with the FDA’s device regulations and collaboration with medical device manufacturers.

Our product development costs will increase if we experience delays in testing or marketing authorizations, and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our products and product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our products or our product candidates and allow our competitors to bring products to market before we do or impair our ability to successfully commercialize our products or our product candidates, and so may harm our business, results of operations and financial condition.

Subgroup, retrospective, post-hoc, and certain statistical analyses may not be reliable and typically will not form the basis for regulatory approval.

In the event that a study’s primary endpoint is not met, companies may undertake certain analyses to further understand the data and potential reasons for the study results, including retrospective, post-hoc, and subgroup analyses.  Because these analyses are not pre-planned and studies may not be adequately designed for these analyses, they may not be reliable and typically will not form the basis for regulatory approval.  For example, after determining that we did not achieve the primary efficacy endpoint with the pre-specified level of statistical significance in our completed ACT DMD and Phase 2b clinical trials of Translarna for the treatment of nmDMD, we performed subgroup, retrospective, and meta-analyses. We submitted these analyses to the FDA as part of our NDA, taking the position that the totality of clinical data from these trials support the clinical benefit of Translarna for the treatment of nmDMD. The FDA, however, did not agree that these analyses supported approval.

Some of our favorable statistical data from these trials also are based on nominal p-values.  Nominal p-values are subject to certain limitations, and which, because of these limitations, regulatory authorities typically give less weight to nominal p-values, compared to regular p-values. For example, the p-values in ACT DMD for change from baseline at week 48 in the 6-minute walk test, or 6MWT (which we also refer to as 6-minute walk distance, or 6MWD) and each secondary end point timed function test were nominal p-values.  The FDA found that certain post-hoc adjustments, our retrospective analyses and our reliance on nominal p-values for some of our statistical data did not support approval.

An unfavorable view of our data and analyses by regulatory authorities has and could continue to negatively impact our ability to obtain or maintain marketing authorizations, which would have a material adverse effect on our revenue and would materially harm our business, financial results and results of operations.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates, including clinical trials due to the inability to enroll a sufficient number of patients.  Patient enrollment is affected a number of factors including:

●	the size of the patient population (many of our studies concern rare conditions with small patient populations);
●	the availability of approved treatments;
●	severity of the disease under investigation;
●	eligibility criteria for the study in question;
●	perceived benefits and risks of the product candidate under study;
●	disruptions caused by and the willingness of patients to enroll in a clinical trial during outbreaks of COVID-19;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	competition from other clinical trials;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

For example, we previously experienced delays in enrolling our registration-directed Phase 2/3 trial of vatiquinone in children with mitochondrial disease associated seizures as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic. We anticipate results from the Phase 2/3 trial to be available in the second quarter of 2023.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates. Our inability to enroll, timely or at all, a sufficient number of patients in our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If serious adverse side effects are identified during the development of any product candidate or for any product for which we have or may obtain marketing approval, we may need to abandon or limit our development and/or marketing of that product or product candidate.

If our products or our product candidates are associated with undesirable side effects or have characteristics that are unexpected, regulatory authorities, institutional review boards, institutional biosafety committees, or independent ethics committees may place our studies on clinical hold, withdraw or suspend study approvals, or require that we modify our protocols. We may also need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Adverse events or side effects may also result in study recruitment challenges, marketing authorization denial, limitations on the indicated use of a product, the inclusion of warnings, contraindications, or precautions on the label of any approved products, or significant conditions imposed on any approval, including the requirement of a risk evaluation and mitigation strategies, or REMS, costly post-marketing studies or clinical trials and surveillance to monitor the safety of the product.  Adverse effects may also prevent the adoption of a product, if it is approved. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. Furthermore, we may be sued and held liable for harm caused by our products to patients as a result of the identification of undesirable side effects, which may cause reputational harm.

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

The risk of finding adverse side effects may be particularly heightened in the case of gene therapies.  For instance, new gene copies may produce too much or too little of the desired protein or RNA, or the production of the desired protein or RNA may change over time. Because the treatment is irreversible, there may be challenges in managing side effects. Adverse effects would not be able to be reversed or relieved by stopping dosing and might require us to develop additional clinical safety procedures. Furthermore, new gene copies may disrupt other normal biological molecules and processes. Adverse side effects may also be experienced by patients as a result of the process for administering the therapy or related procedures.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia, immune- and complement-mediated responses, and death seen in other trials using other vectors. While new recombinant vectors have been developed to potentially reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. For instance, possible adverse side effects that could occur include an immunologic or complement-mediated reactions early after administration which, could substantially limit the effectiveness of the treatment. Depending on the vector, additional manufacturing, clinical, and preclinical testing may be required, as well as additional analyses, assessments, and potential long-term patient and clinical study subject monitoring and sample testing and associated regulatory reporting. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could further adversely impact our product candidates in the form of increased government regulation, unfavorable public perception, potential regulatory delays, stricter labeling requirements, and a decrease in demand.

If, following approval, we or others identify previously unknown side effects, if such side-effects are severe, or if known side effects are more frequent or severe than in the past then our marketing authorizations may be restricted or withdrawn, changes may be required to the product’s label, sales may be adversely impacted, we may be required to undertake additional studies or trials, and government investigations or litigation, including product liability claims, may be brought against us. Additionally, if the safety warnings in our product labels are not followed, adverse medical situations in patients may arise, resulting in negative publicity and potential lawsuits. Any of these occurrences would limit or prevent us from commercializing our products, which would have a material adverse effect on our business, financial results and operations.

Certain of our products and product candidates, such as our gene therapies and other biologic product candidates, may be difficult to produce, presenting manufacturing challenges that may delay product development and regulatory approval.

Manufacturers of pharmaceutical products must comply with strictly enforced manufacturing and quality requirements, including cGMP requirements, state and federal regulations, as well as ex-U.S. requirements when applicable.  These may be particularly difficult to meet for complex products such as biologic and gene therapy products.  Any failure to meet the applicable manufacturing and quality requirements could lead to a delay or interruption in development programs, delays in receiving regulatory approval, and consequences should we receive marketing approval.

The manufacture of biologic and gene therapy products is technically complex, requires extreme precision to meet specification requirements and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events, even if seemingly minimal, may delay the availability of material for clinical studies and commercial product. For example, given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce our gene therapy product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage.

In addition, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternative sources of supply that can satisfy our clinical and commercial requirements, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternative suppliers would be able to supply our potential commercial needs. To the extent that we decide to manufacture our own clinical and commercial supply as an alternative source of supply, there is no guarantee that we will be able to cost effectively produce sufficient quantities of our program material. Any switch from our current manufacturer would result in a significant delay, would require regulatory authority approval, and cause material additional costs.

Furthermore, some of the raw materials and other components required in our manufacturing process are derived from diverse biologic sources that may be difficult to procure and may be subject to contamination or recall. Any material shortage, supply chain disruption, contamination recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the production and commercialization of products.

In 2021, we began cGMP manufacturing of clinical material at the Hopewell Facility for certain of our gene therapy product candidates other than Upstaza. We still rely on third-party manufacturers to complete product testing for all of our gene therapy product candidates that we manufacture at the Hopewell Facility as well as to provide sufficient quantities of certain program materials that we have not yet transitioned to the Hopewell Facility. To the extent we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

With respect to the Hopewell Facility, we have limited experience conducting our own manufacturing and could encounter problems and delays. The Hopewell Facility requires substantial investment and significant expertise, and our management devotes substantial time to its operation. There is substantial competition for skilled personnel within gene therapy manufacturing and we may not be able to attract and retain these personnel on acceptable terms. Moreover, operating a manufacturing facility may cost more than we currently anticipate. If we experience any problems or delays with the Hopewell Facility, we may need to rely on contract manufacturers for the manufacturing of program materials that we intended to produce ourselves, which may not be available or on acceptable terms.

Additionally, we have limited experience producing plasmid DNA and AAV vectors for third party customers, and we have yet to manufacture cGMP gene therapy product materials for our own clinical trials or commercialization. If we are unable to manufacture these product materials to the required specifications for the third parties we contract with, our business, financial condition, and results of operations could be materially adversely affected and we may become subject to regulatory or contractual actions, may need to expend significant time and costs to remedy issues, and we may forgo sales, incur liabilities or lose customers, which would materially adversely affect our business, financial condition and results of operations.

Finally, we and our third party manufacturers may experience any number of unforeseen issues, unforeseen delays, including equipment failure, labor shortages, natural disasters, power failures, transportation difficulties, quality control or other issues, including those resulting from compliance with regulatory requirements, as further described in these risks, that could prevent us from realizing the intended benefits of our manufacturing strategy.

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

The marketing label for Translarna approved by the European Commission is limited to ambulatory nmDMD patients aged two years and older who have been identified through genetic testing as having a nonsense mutation in the dystrophin gene. Prevalence estimates for rare diseases are uncertain due to the uncertainties associated with the methodologies used to derive estimates, such as epidemiology assumptions. It can take many years of experience in rare disease market places before prevalence becomes well characterized. Our estimates of both the number of people who have DMD caused by a nonsense mutation, as well as the subset of people with nmDMD who are ambulatory and at least two years old, are based on our beliefs and estimates derived from a variety of sources and may prove to be either incorrect or subject to additional refinement or characterization on a country specific basis over the coming years. If the market opportunities for Translarna for the treatment of nmDMD are smaller than we believe they are, our business and anticipated revenues will be negatively impacted. If we decide to seek to expand the approved product label of Translarna for the treatment of nmDMD in the future, the timing of, and our ability to generate, the necessary data or results required to obtain expanded regulatory approval is currently uncertain. Given the small number of patients who have nmDMD, and the smaller number of patients who meet the criteria for treatment under our current marketing authorization, our commercial opportunity is limited. It is critical to the commercial success of Translarna for nmDMD that we successfully identify and treat these patients.

In order to continue to generate revenue from Translarna, we must maintain our current marketing authorizations in a number of countries and we also may need to receive or maintain marketing authorizations in other territories. The marketing authorization in the EEA is conditional and subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2022, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2023. This marketing authorization is further subject to a specific obligation to conduct and submit the results of Study 041. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. We expect an opinion from the Committee for Medicinal Products for Human Use in the first half of 2023.

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

Even if we are successful in obtaining and maintaining marketing authorizations, our products may not gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Third-party payors may require prior authorizations or failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.

The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages, as well as cost effectiveness compared to alternative treatments;
●	the prevalence and severity of any side effects, as well as perceived safety;
●	limitations or warnings contained in, as well as permitted claims based on the product’s FDA-approved labeling;
●	distribution and use restrictions imposed by the FDA or which we voluntarily implement;
●	the ability to offer our products or product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies. For example, gene therapy remains a novel technology, must be administered directly to the brain via a surgery and public perception may be influenced by claims that gene therapy is unsafe, which may cause gene therapy to not gain acceptance by the public or the medical community;
●	the convenience and ease of administration compared to alternative treatments;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement and, where applicable, our ability to obtain pricing approvals which is separate from the marketing authorization process;
●	adverse publicity about our and our competitors’ products or product candidates or favorable publicity about competitive products or product candidates. For example, earlier gene therapy trials conducted by other organizations have led to several well-publicized adverse events, including cases of leukemia, immune- and complement-mediated adverse events, and death seen in other such organizations’ trials using vectors;
●	the results of studies of the product in other indications or similar products; and
●	any restrictions on concomitant use of other medications.

Obtaining coverage and reimbursement for a product from third-party payers is a time-consuming and costly process.  Failure to obtain adequate reimbursement may significantly impact the adoption and sale of products.  Market acceptance and obtaining reimbursement coverage may be particularly challenging in the case of gene therapies, where the cost of a single administration may be substantial and adequate coverage and reimbursement will be essential for patients to afford the treatment. Payors may require us to provide supporting scientific, clinical and cost-effectiveness data, which we may not be able to provide. Moreover, ethical, social and legal concerns about certain treatments, such as gene therapy, could result in additional regulations restricting or prohibiting sale of our products.

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

Our ability to negotiate, secure and maintain third-party coverage and reimbursement may also be affected by political, economic and regulatory developments. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates, we may not be successful in our continuing efforts to commercialize our products or any other product candidate if and when they are approved.

Our ongoing commercial strategy for our products and any other product candidate that may receive marketing authorization involves the development of a commercial infrastructure that spans multiple jurisdictions and is heavily dependent upon our ability to continue to build an infrastructure that is capable of implementing our global commercial strategy. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to develop our commercial organizations in all intended territories, including in the United States, in a timely manner or at all. Doing so will require a high degree of coordination and compliance with laws and regulations in numerous territories, including restrictions on advertising practices, enforcement of intellectual property rights, restrictions on pricing or discounts, transparency laws and regulations, and unexpected changes in regulatory requirements and tariffs. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products or any other product candidates that may receive marketing authorization will be adversely affected. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

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

We commercialize Translarna, Upstaza, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

●	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products, including the Russia-Ukraine conflict and related sanctions that have been imposed by various countries in response thereto;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable, potentially high inflation rates and exposure to fluctuations in foreign currency exchange rates;
●	difficulty in staffing and managing international operations;
●	various effects and responsive measures relating to COVID-19 outbreaks;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	unexpected changes in healthcare policies of ex-U.S. jurisdictions;
●	trade protection measures, including import or export licensing requirements and tariffs;
●	our ability to develop relationships with qualified local distributors and trading companies;
●	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;
●	diminished protection of intellectual property in some countries outside of the United States;
●	differing labor regulations and business practices; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation.

For example, the Brazilian Ministry of Health is continuing to experience significant administrative delays processing centralized group purchase orders. Almost all of our product revenue for Translarna in Brazil is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.

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

Furthermore, in some countries, including Brazil and Russia, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including a product’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors such as the timing of decisions by regulatory authorities and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Our activities outside of the United States, require that we dedicate resources to comply with these laws. Many of our customers and suppliers are ex-U.S. entities or have significant ex-U.S. operations. Although these restrictions have not affected our operations in the past, there is a risk that they could do so in the future as additional geographic regions and entities may become subject to such restrictions. The imposition of new or additional economic and trade sanctions against our major customers or suppliers or financial counterparties or intermediaries could result in our inability to sell to, and generate revenue from such customers or purchase materials from such suppliers. For example, we make sales of Translarna through a distributor to the Ministry of Health of the Russian Federation to access Russian nmDMD patients. Our ability to generate and realize revenue in Russia may be materially and adversely impacted as many countries, including the United States, have imposed and may continue to consider imposing additional enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia in connection with the Russia-Ukraine conflict. We also contract with government-owned hospitals and third-party manufacturers located in China, which has recently been involved in political conflict with the United States. This conflict has increased the likelihood of restrictions that could materially and adversely affect our clinical trial sites located in China, our ability to obtain certain supplies, our ability to manufacture certain product candidates and our ability to potentially commercialize products in China. If our activities are affected because of these or other such restrictions, sanctions, or controls, our business, financial condition and results of operations could be materially and adversely affected. As a result of restrictive export laws, our customers may also seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.

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

There is currently no marketed therapy, other than Translarna in the EEA, which has received approval for the treatment of the underlying cause of nmDMD. Sarepta recently received approval in the United States for two treatments (Exondys

51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments for the underlying cause of disease for different mutations in the DMD gene, Daiichi Sankyo (DS-5141), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02), and Astellas (AT-702). Other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Pfizer (PF-06939926), Solid Biosciences (SGT-001) and Sarepta (SRP-9001), whose gene therapy has been submitted for accelerated approval to the FDA.

Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the U.S. DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. ReveraGen BioPharma and Santhera are developing a glucocorticoid antagonist (vamorolone) for DMD patients. An NDA for vamorolone has been submitted to and accepted by the FDA, and the Prescription Drug User Fee Act, or PDUFA, date for a decision by the FDA is October 26, 2023.

Currently, no other treatment options are available for the underlying cause of AADC deficiency. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of Tegsedi and Waylivra. For example, Waylivra for FCS faces competition from drugs like Myalept (metreleptin). Myalept, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. Additionally, Ionis is developing AKCEA-APOCIII-LRx for the treatment of FCS. Currently, no other treatment options are available for the underlying cause of FPL. Additionally, we are not aware of any late-stage development product candidates for FPL. Tegsedi also faces competition from drugs like Onpattro (patisiran), which was launched by Alnylam in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020 as well as AMVUTTRA (vutrisiran) which Alnylam received approval for in the United States and Brazil in 2022 for the treatment of the polyneuropathy of hATTR amyloidosis in adults. Vyndaqel (tafamidis meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some other countries in Latin America by Pfizer. Other companies are also pursing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including BridgeBio Pharma (AG-10), Proclara Biosciences (NPT-189), Prothena (PRK-004) and SOM Biotech (tolcapone).

Further, Tegsedi and Waylivra are delivered by injection, which may render them less attractive to patients than non-injectable products offered by our current or future competitors. If Tegsedi or Waylivra cannot compete effectively with these and other products with common or similar indications, we may not be able to generate substantial revenue from our product sales.

Evrysdi, an orally bioavailable treatment, faces competition from treatments that are not orally bioavailable, including Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, which has received FDA approval to treat SMA and Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018), which is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Other companies are also pursuing product candidates for the treatment of SMA, including Kowa (sodium valproate), Catalyst Pharmaceuticals (amifampridine), Scholar Rock (SRK 015), Roche Pharmaceuticals (RO7204239) and Cytokinetics (reldesemtiv)..

For additional discussion regarding the competition we face with respect to our current product candidates, see “Item 1. Business-Competition.”

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

We may not obtain adequate coverage or reimbursement for our products, or we may be required to sell our products at an unsatisfactory price. In addition, obtaining pricing, coverage and reimbursement approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive these approvals on a timely basis.

The regulations and practices that govern marketing authorizations, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the EEA, require approval of the sale (list) price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some ex-U.S. markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing authorization for a product in a particular country, but then be subject to price regulations, in some countries at national as well as regional levels, that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products or other product candidates, even following marketing authorization.

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

Reimbursement levels may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for our products has been and is expected to continue to be, particularly difficult due to price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization and the requirement to try other therapies first, or high co-payments which can result in patient rejection. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization.

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

With respect to drugs eligible for reimbursement under Medicare Part B, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nations payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development

(OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.  This rule now has been rescinded but other measures, including the Inflation Reduction Act of 2022, or IRA, have been enacted to address the costs of pharmaceuticals. Such rules and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Additionally, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Failure of the Joint Select Committee on Deficit Reduction to reach required deficit reduction goals triggered the legislation’s automatic reduction to several government programs. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut was in effect, with the full 2% cut remaining thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidates is prescribed or used.

In the EU, reference pricing systems and other measures may lead to cost containment and reduced prices with respect to Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency and other product candidates that might receive marketing authorization in the future. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the EU, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and obtain a license to import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

Similarly, sales of Emflaza in the United States could also be reduced if deflazacort is imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. In October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rules has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufactures, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future. We may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $2,657.0 million. We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offerings” of our common stock, our initial public offering, proceeds from the Royalty Purchase Agreement, net proceeds from our borrowings under the Credit Agreement, or the Blackstone Credit Agreement, dated as of October 27, 2022, among us, as the Borrower, the subsidiaries of the Borrower from time to time party thereto, as Guarantors, the Lenders from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent, the private placements of our preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program. We also began to recognize revenue generated from net sales of Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in 2019 and Waylivra for the treatment of FCS in 2020 in Latin America and the Caribbean. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products and our collaboration and royalty revenues. We expect to continue to generate operating losses through 2023 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period.

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

Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorizations in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older, in Russia for the treatment of nmDMD in patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory. The marketing authorization in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further subject to a specific obligation to conduct and report the results of Study 041, a multi-center, randomized, double-blind, 18-month, placebo-controlled trial, followed by an 18-month open-label extension, according to an agreed protocol, in order to confirm the efficacy and safety of Translarna. Enrolling, conducting and reporting a clinical trial is a time-consuming, expensive and uncertain process that takes years to complete, and we expect that we will incur material costs related to the implementation and conduct of Study 041. We may experience unknown complications with Study 041 and may not achieve the pre-specified endpoint with statistical significance, which would have a material adverse effect on our ability to maintain our marketing authorization in the EEA.

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

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies in our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. We have begun seeking and intend to continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories outside of the EEA, Brazil and Russia. We are also preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the first half of 2023. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. With respect to borrowings under the Blackstone Credit Agreement, cash interest payments are payable on the applicable interest payment dates for each loan thereunder.  In addition, we will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account are available to prepay the Loans at any time at our option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for use by us subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. Furthermore, the Blackstone Credit Agreement covenant requiring us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter will be increased to $200.0 million if we consummate acquisitions meeting certain consideration thresholds described in the Blackstone Credit Agreement.

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and in accordance with the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa Pharmaceuticals, Inc., or Censa, Shareholder Representative Services LLC, we are obligated to pay a $30.0 million development milestone to the former Censa securityholders, which we have the option to pay in cash or shares of our common stock. We also expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate upon the potential achievement in 2023 of certain development and regulatory milestones relating to sepiapterin. Furthermore, we expect to pay the former equityholders of Agilis an additional $20.0 million upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in the first half of 2023.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercial strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or CMC assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates as well as program materials for third parties;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

Our expenses may also increase as a result of economic conditions, such as potentially high inflation rates within the jurisdictions that we operate or unfavorable fluctuations in foreign currency exchange rates.

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

●	commercializing and marketing all of our products and products candidates;
●	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	maintaining the marketing authorization of Translarna for the treatment of nmDMD in the EEA, including successfully obtaining annual renewals of the marketing authorization, fulfilling the specific obligation to conduct and report the results of Study 041 to the EMA, and meeting any ongoing requirements related to the marketing authorization;
●	advancing Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	maintaining orphan exclusivity in the United States for Emflaza;
●	successfully completing any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	expanding the territories in which we are approved to market our products;
●	successfully advancing our other programs and collaborations, including our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for additional indications;
●	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;
●	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	identifying patients eligible for treatment with our products and product candidates;
●	successfully developing or commercializing any product candidate or product that we may in-license or acquire;
●	protecting our rights to our intellectual property portfolio related to Translarna and other products and product candidates; and
●	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.

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

As noted in the prior risk factor, we expect to incur significant expenses related to our clinical, regulatory, commercial, legal, research and development, and other business efforts. We believe that our cash flows from product sales, together with existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	our ability to maintain the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the timing and outcome of Study 041;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;

●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress, results and costs of our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for our products and for any of our other product candidates that may receive marketing authorization or any additional indications or territories in which we receive authorization to market our products;
●	our ability to utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates as well as program materials for third parties;
●	the costs, timing and outcome of regulatory review of our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	our ability to satisfy our obligations under the Blackstone Credit Agreement;
●	our ability to satisfy our obligations under the indenture governing our 2026 Convertible Notes;
●	the timing and scope of growth in our employee base;
●	revenue received from commercial sales of or products or any of our other product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products and product candidates on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, Censa and of BioElectron’s assets, and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

Our indebtedness under the Blackstone Credit Agreement could adversely affect our financial condition or restrict future operations.

On October 27, 2022, or the Closing Date, we entered into the Blackstone Credit Agreement for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the lenders’ agreement to provide such additional financing and to mutual agreement on terms.

The Blackstone Credit Agreement provides for a senior secured term loan facility funded on the Closing Date in the aggregate principal amount of $300.0 million, or the Initial Loans, and a committed delayed draw term loan facility of up to $150.0 million, or the Delayed Draw Loans and, together with the Initial Loans, the Loans, to be funded at our request within 18 months of the Closing Date subject to specified conditions.  In addition, the Blackstone Credit Agreement contemplates the potential for further financings by Blackstone, by providing for incremental discretionary uncommitted further financings of up to $500.0 million.

The Loans mature on the date that is seven years from the Closing Date. Borrowings under the Blackstone Credit Agreement bear interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively.

All obligations under the Blackstone Credit Agreement are secured by security interests in certain of our assets, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by us in certain of our subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which we must remain in compliance. The Blackstone Credit Agreement also requires that we maintain consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon our consummating acquisitions meeting certain consideration thresholds described therein. In addition, we will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account are available to prepay the Loans at any time at our option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for use by us subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

In the event of an acceleration of amounts due under the Blackstone Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the Loans or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing the Loans, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, our indebtedness under the Blackstone Credit Agreement could have significant adverse consequences, including, among other things:

●	requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, the Loans, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
●	obligating us to negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
●	placing us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates; and

●	limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations.

We intend to satisfy our current and future debt obligations with our existing cash, cash equivalents and available for sale securities, potential future product revenue and funds from external sources. However, our inability to satisfy such obligations for any reason would have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisitions of Emflaza, Agilis, Censa and BioElectron’s assets and the Tegsedi-Waylivra Agreement. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed, or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Our senior secured term loan facility with Blackstone as well as any additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, entering into agreements involving licenses to our intellectual property, making capital expenditures or declaring dividends.

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

Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We generated taxable income that is subject to income tax in 2022, but continue to maintain NOLs from previous years that will be carried forward.

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

On December 22, 2017, the United States government enacted the 2017 Tax Act, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to corporate taxation. As part of Congress’s response to the COVID-19 pandemic, economic relief was enacted in 2020 and 2021. Such legislation contains numerous tax provisions. In addition, the IRA was signed into law in August 2022.  The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the 2017 Tax Act, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will confirm the IRA, the Tax Act, and additional tax legislation.

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

Risks Related to Regulatory Approval of our Products and our Product Candidates

Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, and, as such, there is ongoing risk that we may be unable to maintain such authorization. If we are unable to obtain renewal of such marketing authorization in any future renewal cycle, we could lose all, or a significant portion of, our ability to generate revenue from sales of Translarna, whether pursuant to a commercial or an EAP program, which would have a material adverse effect on our business, financial performance and results of operations.

Our marketing authorization in the EEA for Translarna for the treatment of nmDMD is a “conditional marketing authorization” that requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is further conditioned upon the conduct of Study 041. We received initial marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older from the European Commission in August 2014 as a “conditional marketing authorization.” In July 2018, the European Commission approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age.  In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. The marketing authorization is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. We expect an opinion from the Committee for Medicinal Products for Human Use in the first half of 2023.  Given that statistical significance was not achieved in the placebo-controlled portion of Study 041 within the primary analysis group, the EMA may deny our request for conversion and our annual reassessment by the EMA of the benefit-risk balance of the authorization may be negatively impacted as well.

We may also still experience unknown complications with open-label extension period Study 041, which would have a materially adverse effect on our ability to maintain our marketing authorization in the EEA. We are further required to implement measures, including pharmacovigilance plans, which are detailed in the risk management plan.

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

Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC, Evrysdi for the treatment of SMA, PTC-AS for the treatment of Angelman syndrome, sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, vatiquinone for the treatment of Friedreich ataxia, utreloxastat for the treatment of ALS and unesbulin for the treatment of LMS. The FDA has also granted an orphan drug designation to Emflaza for the treatment of DMD, vatiquinone for the treatment of seizures in patients with mitochondrial disease, unesbulin for the treatment of DIPG and PTC-FA for the treatment of Friedreich ataxia. We may also seek orphan drug exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates. Obtaining orphan drug exclusivity, both in the EU and in the United States, may be important to a product candidate’s future success.

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

In the United States, under FDA’s current policy, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same orphan designated approved indication for that time period. When determining whether a drug is the “same drug” as an orphan designated product, the FDA looks to the products’ molecular features and use. The specific sameness criteria, however, varies based on whether the product is composed of small or large molecules and if the product is a gene therapy. Moreover, for gene therapies, the sameness criteria is currently evolving. For example, the FDA recently issued a final guidance document specific to sameness determinations.  Depending on product characteristics, sameness may be determined by the FDA on a case by case basis, making it difficult to predict when FDA may approve a product and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Moreover, following the Catalyst Pharms., Inc. v. Becerra and FDA’s subsequent statement that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, as further described in this filing, the exact scope of orphan drug exclusivity may be an evolving space.  Accordingly, whether any of our products or product candidates will be deemed to be the same as another product or product candidate is uncertain and the scope of any potential or received orphan drug exclusivity period may be subject to revision.

Obtaining orphan drug designation does not guarantee that we will be able to receive ultimate marketing approval. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Moreover, the FDA may grant orphan drug designation to multiple products that are considered to be the “same drug” for the same indication. If a competitor obtains an orphan drug designation for and approval of a product with orphan drug exclusivity for the same indication as one of our product candidates before we do and if the competitor’s product is the same drug, in the United States or a similar medicinal product, in the EU, as ours, we could be excluded from the market for a period of time.

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

Further, even if we do receive orphan drug exclusivity upon approval of a product candidate, this exclusivity is not absolute. For example, if a competitive product that is the same drug or a similar medicinal product as one of our approved products with orphan exclusivity is shown to be “clinically superior” to our product candidate as determined by the FDA or EMA, respectively, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. Orphan exclusivity also would not block FDA from approving a drug that is the same as our product candidates for different indications or products that are different from ours for the same indication. Moreover, marketing exclusivity would not prevent a provider from prescribing or using another drug off-label and third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

For certain of our products, periods of orphan drug exclusivity are important.  For instance, for Emflaza, we rely on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States. Emflaza’s  seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expires in

February 2024 while its orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.  If we are not able to maintain orphan drug exclusivity for Emflaza or if another company is able to overcome this exclusivity, we may be materially harmed.

The respective orphan designation and exclusivity frameworks in the United States and in the EU are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or United States orphan designations in the future.

All pharmaceutical products for which marketing authorization has been granted are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market. We may also be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved, as well as our product candidates during development.

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

Regulatory authorities conduct ongoing reviews and inspections or remote regulatory assessments of marketed products, as well as sponsors and manufacturing facilities.  Regulatory authorities also conduct inspections of manufacturing facilities and clinical trial sites before approving a product, which can delay approval. If compliance issues are found, it could also result in refusal to approve marketing applications, disruption of production or distribution of a product or product candidate, disruption, cancellation, or suspension of a study, or require substantial resources to correct.

Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, the product may have labeling that includes significant restrictions, warnings, including black box warnings, and contraindications, the regulatory authorities may not approve label claims necessary for successful product marketing, or the approval may be subject to significant conditions of approval, including the requirement of a REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can and do impose stringent restrictions on our communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. For example, violations of the FDCA relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

We may face competition from biosimilar, generic, and similar products approved through abbreviated pathways, as well as products approved pursuant to full applications.

Our approved products may face competition from products approved via abbreviated pathways as well as products approved pursuant to full applications.  For example, our biologic products may face competition from biosimilar or interchangeable products.  Sponsors seeking approval of biosimilar or interchangeable products to ours would reference our product in their applications. The applicable laws, however, establish certain protections for reference biologic products. For example, there is a complex and involved framework for sponsors to bring patent infringement actions and actions for declaratory judgment. Accordingly, we may need to pursue costly and time-consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. We may also need to spend time and money defending an action for declaratory judgement that is brought by the biosimilar product sponsor.

Another protection established for biologic products is a period of 12 years of exclusivity for reference products that begins on the date that the reference product was first licensed by the FDA. During this time, the FDA may not make the licensure of a biosimilar product effective. Biosimilar applications can, however, be submitted for FDA review beginning four years after the date of the reference product’s first licensure. This exclusivity period, however, is subject to certain limitations. For example, certain changes and supplements to an approved BLA, and certain subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. Moreover, there have been legislative efforts to decrease this period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity. Further, even if our biologic product candidates qualify for biologic exclusivity, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet fully clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is also possible that payers will give reimbursement preference to biosimilars, even over reference biologics, absent a determination of interchangeability.  Similarly, in the EU, another company could gain approval for a competing product based on an MAA with a completely independent data package that includes pharmaceutical tests, preclinical tests and clinical trials.

For small molecule drug products, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of one of our approved products. A manufacturer could also submit an NDA under section 505(b)(2), referencing the FDA’s finding of safety and efficacy for one of our drug products, while also conducting its own studies to support any product changes.  Any ANDA or 505(b)(2) NDA products referencing our approved products would be required to submit patent certifications to the FDA.  Unless the applicant does not seek approval until any of our Orange Book listed patents expire or, to the extent possible, carve out any of our Orange Book listed method of use patents, such an applicant would be required to submit what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents.  This would provide us with an opportunity to sue to enforce our patents, which would stay any FDA approval for 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. While this would delay the approval of the generic or 505(b)(2) product, such actions would require significant time and cost.

Our small molecule drug products may also be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, and seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b) (2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug.  These exclusivities, however, are also subject to certain limitations.  For instance, they would not block FDA acceptance and approval of full NDA applications.

Even with the various protections in place, we may not be successful in securing or maintaining proprietary patent protection for our products and product candidates necessary to prevail should we need to bring any challenges under the above FDA regulatory structures.  We may also not receive any anticipated periods of regulatory exclusivity. Competition that our products may face from biosimilar, interchangeable, generic, or 505(b)(2) NDA products could materially and adversely impact our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. In the United States, this risk has increased in recent years as the FDA and the U.S. government have taken steps to encourage increased drug and biologic competition in the market, in an effort to bring down the cost of pharmaceutical products.

Commercialization of Translarna and Upstaza has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD or Upstaza for the treatment of AADC deficiency in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.

In some countries, particularly the member states of the EEA, the pricing of prescription pharmaceuticals is subject to strict governmental control. Each country in the EEA has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD or Upstaza for the treatment of AADC deficiency pursuant to the marketing authorization granted by the European Commission in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. In some countries we may be required to conduct additional clinical trials or other studies of our product, including trials that compare the cost-effectiveness of our product to other available therapies in order to obtain reimbursement or pricing approval. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Translarna or Upstaza on a timely basis, or at all.

The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to completion. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of Translarna’s or Upstaza’s commercial launch in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Translarna for the treatment of nmDMD and Upstaza for the treatment of AADC deficiency in many EEA countries, we have only received both pricing and reimbursement approval on terms that are acceptable to us in a limited number of countries.

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

Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations and there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures.  In addition, adverse clinical and regulatory developments may exacerbate these risks.

Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices and revenues. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries.

If we fail to successfully secure and maintain pricing and reimbursement coverage for Translarna or Upstaza or are significantly delayed in doing so or if burdensome conditions are imposed by private payers, government authorities or other third-party payors on such reimbursement, planned launches in the affected countries will be delayed and our business, results of operations and financial condition could be adversely affected.

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

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of any products or product candidates. Our arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing authorization.  Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of any acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could result in business practices and operations that expose us to a range of regulatory actions that could adversely affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.

There are numerous restrictions and reporting requirements under applicable U.S. federal and state healthcare laws and regulations, and equivalent laws and regulations in the EU and other countries in which we operate, as well as self-regulatory codes.  Efforts to ensure that we and our business arrangements with third parties will comply with applicable healthcare laws, regulations, transparency requirements and self-regulatory codes have and will continue to involve substantial costs. We cannot guarantee that we, our employees, our consultants, our third-party contractors, or the healthcare professionals or entities with whom we expect to do business, are or will be in compliance with all federal, state and ex-U.S. regulations and codes. It is possible that governmental authorities could conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare, procurement and non-procurement programs would adversely affect, perhaps materially, our ability to commercialize, sell or distribute any drug. Even if we were not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant time and resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may increase the difficulty and cost for us to obtain or maintain marketing authorization of and commercialize our products and product candidates and affect the coverage and reimbursement we may obtain.

Our industry is highly regulated and changes in law may adversely impact our business, operations, or financial results. In the United States and some ex-U.S. jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of our products or product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates for which we have obtained, or may obtain, marketing authorization.

Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. For example, in the United States, the Medicare Modernization Act requires manufacturers to calculate and report a drug’s Average Sales Price used to reimburse providers for physician-administered drugs under Medicare Part B and changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own policies. Therefore, any restrictions to coverage or reductions in reimbursement that result from the Medicare Modernization Act may result in a similar coverage restriction or reimbursement reduction from private payors. In addition, private payors may implement coverage restrictions or payment reductions independently from federal programs such as Medicare.

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

In 2020, the Trump administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

More recently, on August 16, 2022, the IRA was signed into law by President Biden.  The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D.  CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond.  This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition.  Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations.  Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize Translarna, Upstaza and our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. We cannot predict how future changes relating to healthcare reform in the EU, the United States, or other territories, will affect our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements, limit regulatory exclusivity periods or the applicability of such exclusivity periods, restrict sales and promotional activities for pharmaceutical products and to otherwise encourage competition in the market and bring down drug prices, including proposals related to drug importation. We cannot be sure whether additional legislative or regulatory changes will be enacted in any territory in which we are authorized, or become authorized, to market our products or product candidates, or whether applicable regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our products or product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or by comparable ex-U.S. bodies overseeing regulatory authorities in other territories may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict how future changes relating to pre- and post-marketing approval and requirements will affect our business.

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

For example, in connection with our acquisition of Censa, we paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa's opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock.  Censa securityholders may also be entitled to receive contingent consideration payments from us in the future. We may never realize the anticipated benefits of the acquisition of Censa and by investing our resources in sepiapterin, we may be required to forgo or delay other opportunities.

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

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which have previously, and may once again, delay our ability to complete our ongoing clinical trials and initiate future clinical trials, disrupt regulatory activities and have other adverse effects on our business and operations, including the novel coronavirus (COVID-19) pandemic, which disrupted, and may continue to disrupt, our operations and may significantly impact our operating results. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.

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

The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities, the access of trial participants to clinical sites and, at one point in time, caused the majority of our employees to work from home. We continue to monitor the global spread and response of international, national and local authorities of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for our business and the safety of our employees. While we expect the pandemic to continue to have an adverse effect on our business and operations, and the pandemic may have an adverse effect on our financial condition and results of operations, we are unable to predict the extent or nature of the future progression of the COVID-19 pandemic or its effects on our business, operations, financial condition and results of operations at this time.

Furthermore, we have clinical trial sites located in countries that have been affected by COVID-19 that have been and may continue to be disrupted, including the United States. The disruption of our clinical trial sites has had an adverse impact on our clinical trial plans and timelines. The COVID-19 pandemic has also adversely affected our ability to timely enroll patients for our clinical trials which may delay the completion of clinical trials. For example, we previously experienced delays in enrolling our registration-directed Phase 2/3 randomized, placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic. We anticipate results from the Phase 2/3 trial to be available in the second quarter of 2023. Such disruptions could result in significant delays or could require us to abandon a clinical trial altogether. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and our Product Candidates” titled, “If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.”

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

Significant suppliers and manufacturing located in countries that have been affected by COVID-19 may also be disrupted, which may affect our ability to procure items that are essential for our research and development activities and may cause disruptions or delays in our sales and commercialization efforts of approved products and clinical trials with respect to product candidates. For example, in response to the COVID-19 pandemic, China has at times imposed complete lockdowns of cities that have experienced a high number of COVID-19 cases. We contract with third-party manufacturers located in China that may be forced to shut down for an unknown amount of time if the Chinese government determines that there is a COVID-19 outbreak where they are located. Additionally, we have experienced delays in certain of our preclinical programs due to a shortage in non-human primates. Many manufacturers have also experienced shortages of key equipment and ingredients needed for product manufacturing. The response to the COVID-19 pandemic may also redirect resources with respect to regulatory matters in a way that would adversely impact our ability to progress to regulatory approval. In response to the global uncertainty caused by the COVID-19 pandemic, we may also choose to redirect our own resources in a way that may adversely impact or delay certain of our programs.

Furthermore, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For example, due to delays related to responsive measures to the COVID-19 pandemic taken in Europe in 2021, including travel bans and quarantines, the CHMP required additional time to complete its pre-approval inspections and imposed a clock stop extension with respect to our MAA for the treatment of AADC deficiency in the EEA. To the extent that inspections of facilities by governmental authorities are required, the review of our marketing applications or supplements may further be delayed as regulatory authorities, such as FDA, have significantly limited facility inspections during the pandemic.

We cannot predict the severity and duration of future COVID-19 outbreaks or other widespread outbreaks of contagious diseases. If COVID-19 outbreaks or other outbreaks are not effectively and timely controlled, we may experience further or prolonged disruption of our clinical trials, third-party suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and further delays with respect to regulatory approvals or the commercialization of any current or future products. Such events may materially and adversely affect our business operations and financial condition. Additionally, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, the COVID-19 pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic or other future potential outbreaks of contagious diseases will have on our business and their potential to materially adversely affect our business, financial condition, results of operations, and prospects.

We contract with third parties for the manufacture and distribution of our products and certain of our product candidates, which may increase the risk that we will not have sufficient quantities of our products or product candidates, such quantities may not meet the applicable regulatory quality standards, or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts. For certain of our product candidates, we may also directly engage in manufacturing, which will require significant expenditures and compliance with the FDA’s manufacturing requirements.

We have limited personnel with experience in drug manufacturing and currently rely on third parties to manufacture our products and certain product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in all of our products and product candidates. We outsource most of the manufacturing, packaging, labeling and distribution of our products and certain of our product candidates to third parties, including our commercial supply of Translarna, Emflaza and Upstaza. In 2021, we began cGMP manufacturing of clinical material at the Hopewell Facility for certain of our gene therapy product candidates. We also utilize the Hopewell Facility to produce plasmid DNA and AAV vectors for gene therapy applications for external customers. We still rely on third-party manufacturers to complete product testing for all of our gene therapy product candidates that we manufacture at the Hopewell Facility as well as to provide sufficient quantities of certain program materials that we have not yet transitioned to Hopewell. With respect to the Hopewell Facility, we are required to directly comply with the applicable regulatory authorities’ manufacturing requirements and are subject to inspection in the same way that our contract manufacturers are. Utilizing our own manufacturing will require a significant continued investment and we may not be successful in maintaining our own manufacturing capacity, especially given the complexities of gene therapy manufacturing. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and Product Candidates” titled, “Certain of our products and product candidates, such as our gene therapies and other biologic product candidates, may be difficult to produce, presenting manufacturing challenges that may delay product development and regulatory approval.”

We do not directly control manufacturing for most of our products and product candidates and we are dependent on and will continue to be dependent on, our contract manufacturers for compliance with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States for manufacture of both active drug substances and finished drug products. Should we or our contract manufacturers fail to comply with these requirements, we and they could face significant regulatory and commercial consequences. For example, regulatory authorities routinely inspect manufacturing and other drug/biologic facilities. Our manufacturers and manufacturing facilities must also be approved by such regulatory authorities pursuant to inspections that will be conducted after we submit our marketing applications and will be subject to continuing regulatory authority inspections should we receive marketing approval. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EU member state regulatory authorities, FDA, or other ex-U.S. regulatory agencies, we or they will not be able to secure and/or maintain regulatory approval for the manufacturing facilities, and we would not be able to secure and/or maintain, or may be delayed in securing regulatory approval of marketing applications or supplements for the applicable products or product candidates. In addition, we or third-party manufacturers or distributors may not be able to comply with generally accepted worker safety standards, cGMP, GDP or similar regulatory requirements outside the EU and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees, any of which could significantly and adversely affect our reputation and supplies of our products or product candidates and our business, results of operations and financial condition could be materially adversely affected.

In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities. If the FDA, EU member state regulatory authorities or a comparable ex-U.S. regulatory agency do not approve these or our facilities for the manufacture of our products or product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates, particularly as the pharmaceutical manufacturing industry becomes increasingly more consolidated. To the extent that we decide to manufacture our own clinical and commercial supply of Upstaza as an alternative source of supply, there is no guarantee that we will be able to cost-effectively produce sufficient quantities of our program materials. Moreover, any alternative manufacturers would need to be approved by the relevant regulatory authority, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition. See “Item 1. Business—Manufacturing” for additional information regarding the manufacturing of our products and product candidates.

Even if we are able to establish and maintain arrangements with third-party manufacturers, distributors and other third parties, reliance on such third parties entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the agreements by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
●	the possibility of commercial supplies of our products not being distributed to commercial vendors or end users in a timely manner, resulting in lost sales;
●	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;
●	the possibility of third-party resources not being devoted in the manner necessary to satisfy our requirements within the expected time frame;
●	the possibility of third parties not providing us with accurate or timely information regarding their inventories, the number of patients who are using our products, or serious adverse events and/or product complaints regarding our products;
●	the possibility of third parties being unable to satisfy their financial obligations to us or to others; and
●	the possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us.

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, supply chain disruption, including disruptions caused by the COVID-19 pandemic, or raw material and component shortages. We have previously experienced delays in receiving certain raw materials in connection with supply chain disruptions caused by the COVID-19 pandemic, however, these delays did not affect or delay our manufacturing given our inventories for such materials at the time.  If future supply chain disruptions create prolonged delays, the supplies of our products or products candidates may be significantly and adversely affected and our business, results of operations and financial condition could be materially adversely affected.

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

If we or the third parties that we engage to manufacture product for our commercial sales, preclinical tests and clinical trials should, prior to the time that we have validated alternative providers, cease to continue to do so for any reason, we likely would experience delays in our ability to supply our products or product candidates to patients or in our ability to advance our clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our products or product candidates or the drug substances used to manufacture them, we will lose commercial sales revenue and it will be more difficult for us to develop our product candidates and compete effectively.

In addition, to the extent that any contract manufactures that we engage develop proprietary manufacturing processes or procedures, should we need to change manufacturers, we may not be able to transfer know-how to a new manufacturer. In such a case, the new manufacturer would need to invest substantial time, money, and effort to develop its own processes and procedures, which would require regulatory authority approval.

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

Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna, Emflaza, Upstaza, Tegsedi, Waylivra and certain of our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

We rely on third parties to conduct our preclinical and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct preclinical or clinical trials for our products or product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. While we have agreements governing the activities of such third parties, we have limited influence and control over their actual performance and activities. For instance, our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. Further, any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it will delay our product development activities.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable ex-U.S. regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We must further ensure that our preclinical trials are conducted in accordance with good laboratory practices, or GLPs, as appropriate. Regulatory authorities enforce these requirements through periodic inspections or remote regulatory assessments of trial sponsors, clinical and preclinical investigators, and trial sites. Similar GCP and transparency requirements apply in the EU. Failure to comply with the applicable regulatory requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to accept into account clinical trial data submitted as part of a marketing application, as well as other regulatory consequences, as further described above.

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

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we will substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

Product liability and other civil lawsuits against us could cause us to incur substantial liabilities and to limit clinical trials or commercialization of any current or future products. Our insurance program may not be extensive enough to adequately protect us against these risks.

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

We have a broad insurance program covering risks appropriate to our research and development activities, clinical programs, and aggregate annual limits of $25.0 million covering our products and sales. We also have industry standard insurance policies covering other aspects of our business and operations based on our locations, activities and other relevant factors. With respect to all insurance matters, we are advised by our insurance brokers and our insurance advisor, who we retain and compensate on a non-commission basis. However, our insurance program may not adequately cover the risks that we face for a variety of reasons, including:

●	certain risks and related losses, such as delays to our clinical and development programs, are too speculative or unquantifiable for us to adequately insure against;
●	if we were to face multiple claims, renewing or replacing our insurance may become more expensive, the terms (including deductibles and limits) we receive may worsen, and we may even have difficulty securing any coverage at all;
●	our insurance limits may not be adequate to cover all liabilities and defense costs that we may incur; and
●	we may need to further increase our insurance coverage if we commercialize our current products in additional jurisdictions, our sales increase, or we commercialize new products.

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

In connection with our commercialization plans and business strategy, including our continued commercialization of Translarna, Emflaza, Upstaza, Tegsedi and Waylivra and, if approved, other product candidates, we have experienced and may to continue to experience significant growth in our employee base for sales, marketing, operational, managerial, financial, human resources, drug development, quality, regulatory and medical affairs and other areas. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with any of our acquisitions or other strategic transactions. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including any applicable integration. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, following our receipt of the Refuse to File letter from the FDA in 2016, we implemented a reorganization of our operations in March 2016 that resulted in a one-time charge for the related work-force reduction. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection or other intellectual property rights with respect to our proprietary technology and products. One primary way that we seek to protect our proprietary position is by filing patent applications in the United States and in certain ex-U.S. jurisdictions related to our proprietary technology and products. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications. It is also possible that we will fail to file a patent application on patentable aspects of our research and development. Moreover, if we license technology or product candidates from third parties, these license agreements may not permit us to control the filing and prosecution of patent applications, or to maintain or enforce the patents. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which prevent others from commercializing competitive technologies and products. Changes in patent laws or their interpretation in the United States and other countries may diminish the value of our patents.

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

Moreover, we may be subject to a third party prior art submissions in a patent office, or may become involved in patent office proceedings, including oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings, or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection or prevent competitors from competing with us. Our competitors may be able to circumvent our owned or licensed patents by developing alternative technologies or products in a non-infringing manner. Other companies may also attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to prevent such circumvention. Legal and regulatory developments in the European Union, or EU, and elsewhere may also result in clinical trial data and other information, that would ordinarily be treated as trade secret, submitted as part of a marketing authorization application becoming publicly available.

The EMA Policy on publication of clinical data and other such information, as well as the current application of EU freedom of information regulations, could impact our proprietary information (comprising both clinical and non-clinical data and other information) that would normally be maintained by a regulatory body as commercially confidential. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data or other information to obtain marketing authorizations in the EU and in other jurisdictions where we have not been able to obtain any intellectual property or regulatory protection, resulting in loss of market share. Such developments may also require us to allocate significant resources or engage in litigation to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing or violating our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions to maintain our patents.

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

An issued patent may be challenged, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our intellectual property. To counter infringement or unauthorized use, we may be required to file a lawsuit and claims for damages, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or defenses, such that they do not infringe our intellectual property or that our intellectual property is invalid or unenforceable. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or may refuse to stop the other party from using the technology at issue.

Third parties may initiate legal proceedings alleging that our patents are invalid and unenforceable or that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. We may not be aware of all intellectual property rights potentially relating to our product and our product candidates. Typically, patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all, and new patent applications are continuously publishing.  Thus, we may not be aware of patents or patent applications relating to our product or our product candidates. There may be pending or future patent applications that, if issued, would block us from commercializing our products. Thus, we do not know with certainty whether any of our products or product candidates, or our commercialization thereof, would or would not infringe any third party’s intellectual property.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights  or other proprietary with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may allege that a third party patent we are alleged to infringe is invalid and/or we may be able to avail ourselves in the United States of the safe harbor exemption provided by the Hatch-Waxman Act as a basis for non-infringement. In order to successfully challenge the validity of a third party issued U.S. patent that we are alleged to infringe, we would need to overcome that patent’s presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO in a post grant proceeding. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively.

If we are found to infringe a third party’s intellectual property rights, or in order to avoid or settle litigation, we may seek to obtain a license to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Also, any license obtained may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing an alleged infringing technology or product. In addition, we could be found liable for monetary damages if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our products or our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of such proceedings. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Without patent protection, our marketed products may face generic competition.

Certain of the products we market have no or limited patent protection and, as a result, potential competitors face fewer regulatory barriers in introducing competing products. Without patent protection or other regulatory exclusivity, we may not be able to exclude others from, among other things, selling or importing similar products in any jurisdiction. In some instances, we may rely on trade secrets and other unpatented proprietary information to protect our commercial position, although we may be unable to provide adequate protection for our commercial position via these means. In other instances, we may need to rely on regulatory exclusivity to protect our commercial position.

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

Our trademark applications may be refused registration, or our registered trademarks may not be maintained or may be found to be unenforceable. During trademark examination proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections in most jurisdictions, we may not be able to successfully overcome them. In addition, in the U.S. Patent and Trademark Office and Trademark Offices in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications or to seek cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Further, if we do not secure registrations for our trademarks, we may encounter difficulty enforcing our trademark rights against third parties in the jurisdictions where we do not have registered rights.

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

Our rights to develop and commercialize Upstaza and our other gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of Upstaza for the treatment of AADC deficiency and our other gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from National Taiwan University, or NTU, relevant to Upstaza for the treatment of AADC deficiency. Any termination of these licenses could result in the loss of significant or all rights licensed to us and could harm or prevent our ability to commercialize Upstaza for the treatment of AADC deficiency and our other gene therapy product candidates. Each of our existing gene therapy licensing agreements are exclusive but are limited to particular fields, such as AADC deficiency and are subject to certain retained rights.

Our current gene therapy license agreements, including our agreement with NTU pursuant to which we have in-licensed certain intellectual property rights and know-how relevant to Upstaza for the treatment of AADC deficiency, impose various obligations, including certain payment obligations, including contingent payments to be made upon reaching certain development and regulatory milestones. If we fail to satisfy our obligations, the licensor may have the right to terminate the agreement. Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements and other issues. Such disputes over intellectual property that we have licensed or the terms of our license agreements, including with respect to Upstaza for the treatment of AADC deficiency, may prevent or impair our ability to maintain our current arrangements on acceptable terms, or at all, or may impair the value of the arrangement to us. Any such dispute could have a material adverse effect on our business and our ability to realize the anticipated benefits of our acquisition of Agilis. If we cannot maintain a necessary license agreement, including with respect to Upstaza for the treatment of AADC deficiency, or if the agreement is terminated, we may be unable to successfully develop and commercialize the affected product candidates.

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

Risks Related to our Common Stock

Servicing the 2026 Convertible Notes requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the 2026 Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

In September 2019, we incurred indebtedness in the amount of $287.5 million in aggregate principal with additional accrued interest under the 2026 Convertible Notes, for which interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the 2026 Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the 2026 Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 2026 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase 2026 Convertible Notes, to pay the 2026 Convertible Notes at maturity or to pay cash upon conversions of 2026 Convertible Notes. In addition, our ability to repurchase 2026 Convertible Notes or to pay cash upon conversions of 2026 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Convertible Notes at a time when the repurchase is required by the indenture, to make interest payments on the 2026 Convertible Notes when due under the indenture or to pay any cash payable on future conversions of the 2026 Convertible Notes as required by the indenture would constitute a default under each indenture governing the 2026 Convertible Notes and the Blackstone Credit Agreement. An event of default under the applicable indenture governing the 2026 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of any such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2026 Convertible Notes, make interest payments on the 2026 Convertible Notes or make cash payments upon conversions of the 2026 Convertible Notes.

Even if holders of the 2026 Convertible Notes do not elect to convert their 2026 Convertible Notes, we could be required to reclassify all of the outstanding principal of the 2026 Convertible Notes as a current rather than long-term liability in accordance with applicable accounting rules, which would result in a material reduction of our net working capital. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	expectations with respect to our gene therapy platform, including any potential regulatory submissions and potential approvals, including those related to Upstaza;
●	any developments related to our ability or inability to execute our commercialization strategy for any of our products;
●	our ability to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;
●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in Brazil, Russia and in the EEA, which is subject to the specific obligation to conduct Study 041 and is also subject to annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	any developments related to Study 041, including with respect to design, timing and conduct, and developments with respect to any clinical or non-clinical trial required by other regulatory agencies, including the FDA for Translarna for the treatment of nmDMD;
●	the commercialization of Evrysdi and the development of the SMA program with Roche and the SMA Foundation;
●	results of clinical trials of any other product candidate that we develop;
●	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;
●	negative publicity around our products or product candidates;
●	other developments concerning our regulatory submissions;
●	whether regulators in other territories agree with our interpretation of the results of ACT DMD;
●	the success of competitive products or technologies;
●	results of clinical trials of product candidates of our competitors, including negative results that investors may associate with our product candidates;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	our ability to realize the benefits of our acquisitions or other business combinations;
●	the recruitment or departure of key personnel;
●	the loss of distributors, suppliers or manufacturers;
●	the level of expenses related to any of our products, product candidates or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements with respect to litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including potentially high inflation rates; and
●	the other factors described in this “Risk Factors” section.

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

Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. The terms of the Blackstone Credit Agreement preclude us from paying dividends, other than permitted dividends set forth in the agreement. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders or by us, including sales made under the Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $125 million from time to time, through the Sales Agent by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, or the issuance of shares of our common stock upon conversion of our outstanding 2026 Convertible Notes or any future securities convertible or exchangeable into our common stock or in connection with a strategic transaction or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal facilities consist of approximately 126,000 square feet of research and office space located at 100, 200, 250 and 400 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We entered into a lease agreement for approximately 220,500 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We also lease two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space at a facility located in Warren, New Jersey. The rental term for such facility commenced on June 1, 2022, with an initial term of seventeen years followed by three consecutive five-year renewal periods at our option. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2024. We also lease additional office space in the U.S. and other countries to support our operations as a global organization, but these leases are not material to us.

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

Holders

As of February 17, 2023, there were 98 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

We are a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  We believe that this allows us to maximize value for all of our stakeholders. We have a portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology, metabolism and oncology.

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. Translarna also has marketing authorization in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory. During the year ended December 31, 2022, we recognized $288.6 million in sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2022, Emflaza achieved net sales of $218.3 million.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2022, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2023. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. We expect an opinion from the Committee for Medicinal Products for Human Use in the first half of 2023.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for

Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We recently had an informal meeting with the FDA, during which we discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, we plan to request an additional Type C meeting with the FDA in the near future to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the CNS, including Upstaza for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene, for patients 18 months and older within the EEA. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. We are also preparing a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, we held a type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At such meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We have completed these analyses and provided the results to the FDA for review. We expect to submit a BLA to the FDA in the first half of 2023.

We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to a Collaboration and License Agreement, or the Tegsedi-Waylivra Agreement, dated August 1, 2018, by and between us and Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. We began to make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil in the second quarter of 2022 and we continue to make Tegsedi available in certain other countries within Latin America and the Caribbean through EAP programs. In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome, or FCS, in Brazil and we began to make commercial sales of Waylivra in Brazil in the third quarter of 2022 while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP programs. In December 2022, ANVISA approved Waylivra for the treatment of familial partial lipodystrophy, or FPL. Waylivra has also received marketing authorization in the EU for the treatment of FCS.

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA and we expect the EMA to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA in 2023. In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. We expect data from the initial 12-week phase of the Phase 2 study in the second quarter of 2023.

Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our Bio-e platform are vatiquinone and utreloxastat. We initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. We have completed enrollment in this trial after previously experiencing delays in enrollment due to the COVID-19 pandemic. We anticipate results from the Phase 2/3 trial to be available in the second quarter of 2023.  We also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipate results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis in the first quarter of 2022 and enrollment is ongoing.

The most advanced molecule in our metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. We initiated a registration-directed Phase 3 trial for sepiapterin for PKU in the third quarter of 2021 with the primary endpoint in the study of achieving statistically-significant reduction in blood Phe level. The primary analysis population includes those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. In January 2023, we announced preliminary data from the Part 1 run-in phase of this trial, including that the mean reduction in blood Phe levels in an initial cohort of subjects during the Part 1 would be recognized as clinically meaningful if maintained in Part 2 of the  trial. We now expect results from Part 2 of this trial to be available in May 2023 as the trial is overenrolled and additional time is required for the entirety of the primary analysis population to complete the study.

Unesbulin is our most advanced oncology agent. We completed our Phase 1 trials evaluating unesbulin in leiomyosarcoma, or LMS, and diffuse intrinsic pontine glioma, or DIPG, in the fourth quarter of 2021. We initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022 and enrollment is ongoing.  The initiation of our registration-directed Phase 2/3 trial of unesbulin for DIPG was delayed as we continued to track the progress of patients in our Phase 1 trial and analyze the corresponding data. We now expect to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG in the fourth quarter of 2023.

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

COVID-19 Impact

The global pandemic caused by a strain of novel coronavirus, COVID-19, has impacted the timing of certain of our clinical trials and regulatory submissions as well as other aspects of our business operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects. For additional information, see “Item 1A. Risk Factors - We face risks related to health epidemics and other widespread outbreaks of contagious disease, which have previously, and may once again, delay our ability to complete our ongoing clinical trials and initiate future clinical trials, disrupt regulatory activities and have other adverse effects on our business and operations, including the novel coronavirus (COVID 19) pandemic, which disrupted, and may continue to disrupt, our operations and may significantly impact our operating results. In addition, the COVID 19 pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.”

Overview—Funding

The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2022, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs, and from sales of Emflaza for the treatment of DMD in the United States. We also generated revenue from sales of Upstaza for the treatment of AADC deficiency in the EEA and have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program.

See “Item 1. Business—Commercial Matters—Market Access Considerations” for additional information and “Item 1A. Risk Factors—Commercialization of Translarna and Upstaza has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Translarna for the treatment of nmDMD or Upstaza for the treatment of AADC deficiency in the EEA and other countries where Translarna is available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition.”

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2020, we issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. We received net proceeds of $28.1 million after deducting agent discounts and commissions and other offering expenses payable by us. We did not issue or sell any shares of common stock pursuant to the Sales Agreement during the years ending December 31, 2021 and December 31, 2022. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2022.

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

On May 29, 2020, we acquired Censa Pharmaceuticals, Inc., or Censa, for total upfront consideration composed of (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa's opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock, which were valued at $42.9 million based on the closing stock price on the acquisition date. The number of shares issued was determined using a 30-day VWAP pursuant to the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC.

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

In October 2022, we entered into a credit agreement, or the Blackstone Credit Agreement, for fundings of up to $950.0 million consisting of a committed loan facility consisting of a senior secured term loan facility funded on October 27, 2022, or the Closing Date, in the aggregate principal amount of $300.0 million, and a delayed draw term loan facility of up to $150.0 million to be funded at our request within 18 months of the Closing Date subject to specified conditions, and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms among us and certain of our subsidiaries, or, collectively with us, the Loan Parties, and funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit, or collectively, Blackstone, and such lenders, together with their permitted assignees, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

In connection with the execution of the Blackstone Credit Agreement, we and certain entities affiliated with the Lenders, or the Purchasers, also entered into a stock purchase agreement on the Closing Date for the sale and issuance of 1,095,290 shares of common stock to the Purchasers at a price of $45.65 per share, for an aggregate purchase price of approximately $50.0 million. The per share price represents the closing price of our common stock on the Nasdaq Global Select Market on October 26, 2022.

To date, we have financed our operations primarily through our offering of  the 2026 Convertible Notes, our public offerings of common stock in February 2014, in October 2014, in April 2018, in January 2019, and in September 2019, the common stock issued in our “at the marketing offering”, our initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement, net proceeds from our borrowings under the Blackstone Credit Agreement, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement, under our SMA program.

As of December 31, 2022, we had an accumulated deficit of $2,657.0 million. We had a net loss of $559.0 million, $523.9 million, and $438.2 million for the fiscal years ended December 31, 2022, 2021, and 2020, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are also preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States and we anticipate submitting a BLA to the FDA in the first half of 2023. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. On August 15, 2022, we repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, that was due upon maturity in accordance with the terms of the 2022 Convertible Notes.

Borrowings under the Blackstone Credit Agreement bear interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively.

In October 2022, we paid the former equityholders of Agilis $50.0 million in regulatory milestone payments as a result of the European Commission’s marketing approval of Upstaza for the treatment of AADC deficiency in July 2022. In 2022, we also paid Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, a single $50.0 million sales-based milestone in accordance with the asset purchase agreement, dated March 15, 2017, as amended on April 20, 2017, or the Emflaza Asset Purchase Agreement, by and between us and Marathon.

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and in accordance with the Censa Merger Agreement, we are obligated to pay a $30.0 million development milestone to the former Censa securityholders, which we have the option to pay in cash or shares of our common stock.

We expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate upon the potential achievement in 2023 of certain development and regulatory milestones relating to sepiapterin. Furthermore, we expect to pay the former equityholders of Agilis an additional $20.0 million upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in the first half of 2023.

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

Financial operations overview

To date, our net product revenues have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the United States, and sales of Emflaza for the treatment of DMD in the United States. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.

Roche and the SMA Foundation Collaboration.   In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.  As of December 31, 2022, we had recognized a total of $210.0 million in milestone payments and $172.9 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2022, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of December 31, 2022 are $250.0 million upon achievement of certain sales events.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and performance of any post-marketing requirements imposed by regulatory agencies with respect to our products.  The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2022, 2021, and 2020.

	Year ended
	December 31,
	2022	2021	2020

	(in thousands)
Global DMD Franchise	$78,544	$83,791	$80,742
Metabolic	81,810	49,458	59,135
Gene Therapy	183,487	150,566	213,206
Bio-e	67,209	60,964	29,322
Oncology	34,395	18,618	16,467
Splicing	76,208	53,429	18,567
Emvododstat for COVID-19	12,667	38,348	13,590
Discovery	117,176	85,510	46,614
Total research and development	$651,496	$540,684	$477,643

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Royalty Purchase Agreement, the 2026 Convertible Notes outstanding, the Blackstone Credit Agreement, the 2022 Convertible Notes that we repaid in August 2022 and from our credit and security agreement, or the MidCap Credit Agreement, with MidCap Financial Trust that was terminated in July 2020 offset by interest income earned on investments.

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

During the years ended December 31, 2022, 2021, and 2020, net product sales in the United States were $218.3 million, $187.3 million, and $139.0 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $316.9 million, $241.6 million, and $194.4 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $288.6 million, $236.0 million, and $191.9 million of the net product sales outside the United States for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, two countries, the United States and Russia, accounted for at least 10% of our net product sales, representing $218.3 million and $59.7 million, respectively. During the years ended December 31, 2021 and 2020, only the United States accounted for at least 10% of our net product sales.

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

The cash consideration obtained pursuant to the Royalty Purchase Agreement is classified as debt and is recorded as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on our consolidated balance sheet based on the timing of the expected payments to be made to RPI. The fair value for the liability for sale of future royalties at the time of the transaction was based on our estimates of future royalties expected to be paid to RPI over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability is amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance. We utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.

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

We performed an annual impairment test for our indefinite-lived intangible assets as of October 1, 2022. In the fourth quarter of 2022, we recorded a partial impairment on the Upstaza indefinite lived intangible asset of $33.4 million, which is recorded as intangible asset impairment in the statement of operations. The impairment was related to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments.  To calculate the impairment amount, we utilized a discounted cash flow model under the income method, which primarily utilized Level 3 fair value inputs. Some of the more significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues and operations costs, the appropriate discount rate to select in order to measure the risk inherent in the future cash flows, and the probability of success. Refer to note 18 for further information regarding our intangible assets.

For a description of our significant accounting policies, see note 2 to our consolidated financial statements.

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2022 and 2021:

	Year ended
	December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021
Net product revenue	$535,228	$428,904	$106,324
Collaboration revenue	50,052	55,046	$(4,994)
Royalty revenue	113,521	54,643	$58,878
Cost of product sales, excluding amortization of acquired intangible assets	44,678	32,328	$12,350
Amortization of acquired intangible assets	116,554	54,751	$61,803
Research and development expense	651,496	540,684	$110,812
Selling, general and administrative expense	325,998	285,773	$40,225
Change in the fair value of deferred and contingent consideration	(25,900)	(500)	$(25,400)
Intangible asset impairment	33,384	—	$33,384
Interest expense, net	(90,871)	(86,022)	$(4,849)
Other expense, net	(49,207)	(57,875)	$8,668
Income tax benefit (expense)	28,470	(5,561)	$34,031

Net product revenue.   Net product revenue was $535.2 million for the year ended December 31, 2022, an increase of $106.3 million, or 25%, from net product revenue of $428.9 million for the year ended December 31, 2021. Translarna net product revenues were $288.6 million for the year ended December 31, 2022, an increase of $52.6 million, or 22%, compared to $236.0 million for the year ended December 31, 2021. These results were driven by treatment of new patients in existing geographies and continued geographic expansion. Emflaza net product revenues were $218.3 million for the year ended December 31, 2022, an increase of $31.0 million, or 17%, compared to $187.3 million for the year ended December 31, 2021. These results were driven by new patient prescriptions, continued high compliance, and appropriate weight-based dosing. The remaining increase of $22.7 million was due to an increase in net product sales of Tegsedi, Waylivra, and Upstaza.

Collaboration revenue.   Collaboration revenue was $50.1 million for the year ended December 31, 2022, a decrease of $5.0 million, or 9%, from collaboration revenue of $55.0 million for the year ended December 31, 2021. The decrease is due to a decrease in actual milestones that were achieved in the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively. A sales milestone of $50.0 million was recognized for the achievement of $750.0 million in worldwide annual net sales from Evrysdi in the year ended December 31, 2022. In March 2021, the first commercial sale of Evrysdi in the EU was made. This event triggered a $20.0 million milestone payment to us from Roche. Additionally, in June 2021, the Japanese Ministry of Health, Labor and Welfare approved Evrysdi for the treatment of SMA in Japan. In August 2021, the first commercial sale of Evrysdi in Japan triggered a $10.0 million milestone payment to us from Roche.  In December 2021, we recorded our first sales milestone of $25.0 million for the achievement of $500.0 million in worldwide annual net sales from Evrysdi.

Royalty revenue. Royalty revenue was $113.5 million for the years ended December 31, 2022, an increase of $58.9 million, or over 100%, from $54.6 million for the years ended December 31, 2021. The increase in royalty revenue was due to higher Evrysdi sales in the year ended December 31, 2022 as compared to the year ended December 31, 2021. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $44.7 million for the year end December 31, 2022, an increase of $12.4 million, or 38%, from $32.3 million for the year ended December 31, 2021. Cost of product sales consist primarily of royalty payments associated with Emflaza, Translarna and Upstaza net product sales, excluding contingent payments to Marathon, costs associated with Emflaza, Translarna and Upstaza product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increases in net product revenue, royalty revenues, and collaboration milestone revenue.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $116.6 million for the year ended December 31, 2022, an increase of $61.8 million, or over 100%, from $54.8 million for the year ended December 31, 2021. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. With the approval of Upstaza by the European Commission in July 2022, $89.6 million was reclassified from indefinite lived intangible assets to definite lived intangible assets, which is being amortized over its expected useful life. The amortization increase is primarily related to the additional Marathon contingent payments, which includes a $50.0 million contingent payment made in the year ended December 31, 2022.

Research and development expense.   Research and development expense was $651.5 million for the year ended December 31, 2022, an increase of $110.8 million, or 20%, compared to $540.7 million for the year ended December 31, 2021.  The increase in research and development expenses is primarily related to increased investment in research programs and advancement of the clinical pipeline.

Selling, general and administrative expense.  Selling, general and administrative expense was $326.0 million for the year ended December 31, 2022, an increase of $40.2 million, or 14%, from $285.8 million for the year ended December 31, 2021. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of deferred and contingent consideration. Change in the fair value of deferred and contingent consideration was a gain of $25.9 million for the year ended December 31, 2022, a change of $25.4 million, or over 100%, from a gain of $0.5 million for the year ended December 31, 2021. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Intangible asset impairment. Intangible asset impairment was $33.4 million for the year ended December 31, 2022, an increase of $33.4 million, 100%, from intangible asset impairment of $0.0 million for the year ended December 31, 2021. The increase was due to a decrease in projected cash flows for the Upstaza indefinite lived intangible asset due to refinements in current market assumptions and the timing of patient treatments, resulting in a partial impairment.

Interest expense, net.   Interest expense, net was $90.9 million for the year ended December 31, 2022, an increase of $4.8 million, 6%, from interest expense, net of $86.0 million for the year ended December 31, 2021.  The increase in interest expense, net was primarily due to interest expense recorded from the senior secured term loan, partially offset by lower interest expense due to the repayment of the 2022 Convertible Notes.

Other expense, net.  Other expense, net was $49.2 million for the year ended December 31, 2022, a decrease of $8.7 million, 15%, from other expense, net of $57.9 million for the year ended December 31, 2021. The decrease in other expense, net resulted primarily from an unrealized foreign exchange loss of $14.4 million and a non cash foreign currency remeasurement loss of $16.9 million from the remeasurement of our intercompany loan for the year end December 31, 2022, as compared to an unrealized foreign exchange loss of $41.0 million from the remeasurement of our intercompany loan for the year ended December 31, 2021. In addition, we had unrealized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. (formerly MRI Interventions, Inc.), or ClearPoint, of $3.5 million and $5.8 million, respectively, for the year ended December 31, 2022, as compared to unrealized losses on our equity investments and convertible debt security in ClearPoint of $6.1 million and $8.3 million, respectively, for the year ended December 31, 2021.

Income tax benefit (expense).   Income tax benefit was $28.5 million for the year ended December 31, 2022, a change of $34.0 million, or over 100%, from income tax expense of $5.6 million for the year ended December 31, 2021. The change in income tax benefit (expense) is primarily attributable to the partial amortization of an intangible which had previously been classified as an indefinite lived intangible, and the subsequent release of a portion of the valuation allowance associated with this asset.

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2021 and 2020:

	Year ended
	December 31,		Change
(in thousands)	2021	2020	2021 vs. 2020
Net product revenue	$428,904	$333,401	$95,503
Collaboration revenue	55,046	42,579	$12,467
Royalty revenue	54,643	4,786	$49,857
Cost of product sales, excluding amortization of acquired intangible assets	32,328	18,942	$13,386
Amortization of acquired intangible assets	54,751	36,892	$17,859
Research and development expense	540,684	477,643	$63,041
Selling, general and administrative expense	285,773	245,164	$40,609
Change in the fair value of deferred and contingent consideration	(500)	23,280	$(23,780)
Settlement of deferred and contingent consideration	—	10,613	$(10,613)
Interest expense, net	(86,022)	(56,352)	$(29,670)
Other (expense) income, net	(57,875)	85,188	$(143,063)
Income tax expense	(5,561)	(35,228)	$29,667

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

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs in the EEA and other territories. The marketing authorization requires annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization and is subject to the specific obligation to conduct Study 041. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.

We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offering” of our common stock, proceeds from the Royalty Purchase Agreement, net proceeds from our borrowings under the Blackstone Credit Agreement, the private placements of our preferred stock and common stock, collaborations, bank and institutional lender debt, convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next fiscal year. The net losses we incur may fluctuate significantly from quarter to quarter.

In August 2015, we closed a private placement of $150.0 million in aggregate principal amount of 3.00% convertible senior notes due 2022 including the exercise by the initial purchasers of an option to purchase an additional $25.0 million in aggregate principal amount of the 2022 Convertible Notes. On August 15, 2022, we repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. While outstanding, the 2022 Convertible Notes bore cash interest at a rate of 3.00% per year, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016.

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

In October 2022, we entered into the Blackstone Credit Agreement for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms.

The Blackstone Credit Agreement provides for a senior secured term loan facility funded on the Closing Date in the aggregate principal amount of $300.0 million and a committed delayed draw term loan facility of up to $150.0 million to be funded at the Company’s request within 18 months of the Closing Date subject to specified conditions. In addition, the Blackstone Credit Agreement contemplates the potential for further financings by Blackstone, by providing for incremental discretionary uncommitted further financings of up to $500.0 million. We will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein.

The Loans mature on the date that is seven years from the Closing Date. Borrowings under the Blackstone Credit Agreement bear interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively. Payment of the Loans are subject to certain premiums specified in the Blackstone Credit Agreement, in each case, from the date the applicable Loan is funded.

All obligations under the Blackstone Credit Agreement are secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which we must remain in compliance. The Blackstone Credit Agreement also requires that we maintain consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon our consummating acquisitions meeting certain consolidated thresholds described therein. In addition, we will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account are available to prepay the Loans at any time at our option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for our use subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. In connection with the execution of the Blackstone Credit Agreement, we and the Purchasers also entered into the Stock Purchase

Agreement for the sale and issuance of 1,095,290 shares of common stock to the Purchasers at a price of $45.65 per share, for an aggregate purchase price of approximately $50.0 million. The per share price represents the closing price of our common stock on the Nasdaq Global Select Market on October 26, 2022.

Cash flows

As of December 31, 2022, we had cash and cash equivalents and marketable securities of $410.7 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended
	December 31,
(in thousands)	2022	2021	2020
Cash (used in) provided by:
Operating activities	$(356,654)	$(251,332)	$(194,071)
Investing activities	$290,181	$219,182	$(561,548)
Financing activities	$167,952	$20,877	$668,715

Net cash used in operating activities was $356.7 million, $251.3 million, and $194.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The cash used in operating activities primarily related to supporting clinical development, including the manufacture of drug product, commercial activities for Emflaza, Translarna, and Upstaza, and costs associated with the expansion of our international infrastructure for the years ended December 31, 2022, 2021, and 2020.

Net cash provided by investing activities was $290.2 million and 219.2 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities was $561.5 million for the year ended December 31, 2020. The cash provided by investing activities for the years ended December 31, 2022 and December 31, 2021 were primarily related to net sales and redemptions of marketable securities, partially offset by purchases of marketable securities, purchases of fixed assets and the acquisition of product rights. The cash used in investing activities for the year ended December 31, 2020 was primarily related to purchases of marketable securities, the acquisition of product rights, purchases of fixed assets, and our purchase of convertible debt security, partially offset by net sales and redemptions of marketable securities.

Net cash provided by financing activities was $168.0 million, $20.9 million, and $668.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The cash provided by financing activities for the year ended December 31, 2022 is primarily attributable to the proceeds from the issuance of the senior secured term loan under the Blackstone Credit Agreement, the Stock Purchase Agreement, the exercise of options, and issuance of stock under our Employee Stock Purchase Plan,  or ESPP, offset by the repayment of the 2022 Convertible Notes, payments on contingent consideration obligation, and payments on our finance lease principal. The cash provided by financing activities for the year ended December 31, 2021 is primarily attributable to the exercise of options, and issuance of stock under our ESPP offset by payments on our finance lease principal. Net cash provided by financing activities for the year ended December 31, 2020 is primarily attributable to proceeds from the Royalty Purchase Agreement, net proceeds received from our “at the market offering” of our common stock, the exercise of options, and issuance of stock under our ESPP, partially offset by repayment on our senior secured term loan, payments on deferred consideration obligation, and payments on our finance lease principal.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are also preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States and we expect to submit a BLA to the FDA in the first half of 2023. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates as well as program materials for third parties;
●	initiate or continue the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, including our offering of the 2026 Convertible Notes, public offerings and private placements of common stock, our “at the market offering” of our common stock, proceeds from the Royalty Purchase Agreement, net proceeds from our borrowings under the Blackstone Credit Agreement and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;

●	our ability to maintain the marketing authorization for our products, including in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the costs, timing and outcome of Study 041;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from the COVID-19 pandemic or other potential widespread outbreaks of contagious disease;
●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of our splicing, gene therapy, Bio-e, metabolic and oncology programs and Translarna in other territories;
●	our ability to utilize the Hopewell Facility to manufacture program materials for certain of our gene therapy product candidates and program materials for third parties;
●	our ability to satisfy our obligations under the Blackstone Credit Agreement;
●	our ability to satisfy our obligations under the indentures governing the 2026 Convertible Notes;
●	the timing and scope of growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing, gene therapy, Bio-e, metabolic and oncology programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our Bio-E platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. On August 15, 2022, we repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 3.00% convertible senior notes due August 15, 2022, or the 2022 Convertible Notes, that was due upon maturity in accordance with the terms of the 2022 Convertible Notes.

Borrowings under the Blackstone Credit Agreement bear interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively.

In October 2022, we paid the former equityholders of Agilis $50.0 million in regulatory milestone payments as a result of the European Commission’s marketing approval of Upstaza for the treatment of AADC deficiency in July 2022. In 2022, we also paid Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, a single $50.0 million sales-based milestone in accordance with the Emflaza Asset Purchase Agreement.

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and in accordance with the Censa Merger Agreement, we are obligated to pay a $30.0 million development milestone to the former Censa securityholders, which we have the option to pay in cash or shares of our common stock.

We expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate upon the achievement of certain development and regulatory milestones in 2023 relating to sepiapterin. We also expect to pay the former equityholders of Agilis an additional $20.0 million upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in the first half of 2023. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

We also have certain significant contractual obligations and commercial commitments that require funding. We lease office space for our principal office in South Plainfield, New Jersey and we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We have significant lease obligations that stem from our lease of office, manufacturing, and laboratory space in Hopewell, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We also lease two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space at a facility located in Warren, New Jersey. The rental term for such facility commenced on June 1, 2022, with an initial term of seventeen years followed by three consecutive five-year renewal periods at our option. In addition, we lease office space, vehicles and equipment in various other locations in the U.S. and other countries for our employees and operations. We have a total of $268.0 million in obligations that stem from our operating leases.

We have a total of $30.0 million in obligations that stem from a commercial manufacturing services agreement entered into with MassBio on June 19, 2020, for a term of 12.5 years. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our Upstaza program.

Under an Exclusive License and Supply Agreement, or the Faes Agreement, with Faes Farma, S.A., or Faes, we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years with a fixed percentage royalty during the remainder of the Faes Agreement term. The minimum royalty based on the euro to U.S. dollar exchange rate as of December 31, 2022 is $1.6 million, with the last minimum royalty payment due in 2023.

Under various agreements, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products, including the following agreements with The Wellcome Trust Limited, or Wellcome Trust, and the SMA Foundation.

We have entered into funding agreements with Wellcome Trust for the research and development of small molecule compounds in connection with our oncology platform and antibacterial program. As we have discontinued development under our antibacterial program, we do not expect that milestone and royalty payments from us to Wellcome Trust will apply under that agreement. Under our oncology platform funding agreement, to the extent that we develop and commercialize certain program intellectual property on a for-profit basis ourselves or in collaboration with a partner (provided we retain overall control of worldwide commercialization), we may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. Our obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. We made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. During the year ended December 31, 2022, the Company incurred $2.5 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, which is recorded in other long-term liabilities on the balance sheet and will be payable upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. Additional milestone payments of up to an aggregate of $14.5 million may become payable by the Company to Wellcome Trust under this agreement.

We have also entered into a sponsored research agreement with the SMA Foundation in connection with our spinal muscular atrophy program. We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $28.5 million, $24.5 million which was paid and $4.0 million which was accrued as of December 31, 2022.  Our obligation to make such payments would end upon our payment to the SMA Foundation of an aggregate of $52.5 million.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2022. At December 31, 2022, we held $410.7 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.

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

As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, Swiss Franc, and Russian Ruble against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2022, we recognized realized foreign currency transaction losses, net, of $19.6 million, which is recorded within other income, net on the Statement of Operations. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, Swiss Franc, or Russian Ruble from the December 31, 2022 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the Convertible Notes was approximately $281.7 million as of December 31, 2022.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit)/ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2020-06

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for convertible notes in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt— (Subtopic 470-20 & 815-40), and the related amendments.

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

As discussed in Note 2 of the consolidated financial statements, the Company’s revenues for product sold to its customers within the United States reflect discounts mandated by the Medicaid Drug Rebate Program. The Company includes an estimate of this variable consideration in its transaction price at the time of sale when control of the product transfers to the customer. The Company uses the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The estimates for variable consideration are adjusted to reflect known changes.

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

To test the revenue adjustments related to Medicaid our audit procedures included, among others, evaluating the methodology used as well as testing the significant estimates discussed above and the underlying assumptions and data used by the Company in its analysis. We compared the assumptions used by management to historical claims and payment trends, evaluated pricing adjustments recorded in the current period, and assessed the historical accuracy of management’s estimates against actual results. In addition, we involved an internal governmental pricing specialist to assist with our evaluation of management’s methodology and the calculations made to measure the estimated Medicaid rebates.

Valuation of acquisition-related contingent consideration liability
Description of the Matter

As discussed in Note 2 to the consolidated financial statements under the caption “Business combinations and asset acquisitions,” the Company recognizes contingent consideration liabilities at their estimated fair values on the acquisition date. Subsequent changes to the fair values of the contingent consideration liabilities are recorded within the consolidated statement of operations in the period of change. At December 31, 2022, the Company recorded $164.0 million in total contingent consideration liabilities related to development, regulatory and net sales milestones.

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

Iselin, New Jersey

February 21, 2023

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands, except shares

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$279,834	$189,718
Marketable securities	130,871	583,658
Trade and royalty receivables, net	155,614	110,455
Inventory, net	21,808	15,856
Prepaid expenses and other current assets	105,658	54,681
Total current assets	693,785	954,368
Fixed assets, net	72,590	52,585
Intangible assets, net	705,891	724,841
Goodwill	82,341	82,341
Operating lease ROU assets	102,430	77,421
Deposits and other assets	48,582	46,500
Total assets	$1,705,619	$1,938,056
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	320,366	288,784
Current portion of long-term debt	—	149,540
Deferred revenue	1,351	—
Operating lease liabilities- current	9,370	7,273
Finance lease liabilities- current	3,000	3,000
Liability for sale of future royalties- current	72,149	59,291
Other current liabilities	—	1,460
Total current liabilities	406,236	509,348
Long-term debt	571,722	281,894
Contingent consideration payable	164,000	239,900
Deferred tax liability	102,834	137,110
Operating lease liabilities- noncurrent	100,860	73,619
Finance lease liabilities- noncurrent	18,675	20,053
Liability for sale of future royalties- noncurrent	685,737	674,694
Other long-term liabilities	2,641	—
Total liabilities	2,052,705	1,936,618
Stockholders’ (deficit) equity:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 73,104,692 shares at December 31, 2022. Authorized 250,000,000 shares; issued and outstanding 70,828,226 shares at December 31, 2021.	72	71
Additional paid-in capital	2,305,020	2,123,606
Accumulated other comprehensive income (loss)	4,796	(24,282)
Accumulated deficit	(2,656,974)	(2,097,957)
Total stockholders’ (deficit) equity	(347,086)	1,438
Total liabilities and stockholders’ (deficit) equity	$1,705,619	$1,938,056

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands, except shares and per share data

	Year ended December 31,
	2022	2021	2020
Revenues:
Net product revenue	$535,228	$428,904	$333,401
Collaboration revenue	50,052	55,046	42,579
Royalty revenue	113,521	54,643	4,786
Total revenues	698,801	538,593	380,766
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	44,678	32,328	18,942
Amortization of acquired intangible assets	116,554	54,751	36,892
Research and development	651,496	540,684	477,643
Selling, general and administrative	325,998	285,773	245,164
Change in the fair value of deferred and contingent consideration	(25,900)	(500)	23,280
Intangible asset impairment	33,384	—	—
Settlement of deferred and contingent consideration	—	—	10,613
Total operating expenses	1,146,210	913,036	812,534
Loss from operations	(447,409)	(374,443)	(431,768)
Interest expense, net	(90,871)	(86,022)	(56,352)
Other (expense) income, net	(49,207)	(57,875)	85,188
Loss before income tax expense	(587,487)	(518,340)	(402,932)
Income tax benefit (expense)	28,470	(5,561)	(35,228)
Net loss attributable to common stockholders	$(559,017)	$(523,901)	$(438,160)
Weighted-average shares outstanding:
Basic and diluted (in shares)	71,728,634	70,466,393	66,027,908
Net loss per share—basic and diluted (in dollars per share)	$(7.79)	$(7.43)	$(6.64)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2022	2021	2020
Net loss	$(559,017)	$(523,901)	$(438,160)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	108	(2,502)	1,145
Foreign currency translation gain (loss), net of tax	28,970	39,177	(51,518)
Comprehensive loss	$(529,939)	$(487,226)	$(488,533)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity/ (Deficit)

In thousands, except shares

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity (deficit)
Balance, December 31, 2019	61,935,870	$62	$1,795,351	$(10,584)	$(1,190,499)	$594,330
Issuance of common stock related to equity offerings	542,470	1	28,091	—	—	28,092
Issuance of common stock related to acquisition	845,364	1	42,868	—	—	42,869
Issuance of common stock related to rights exchange	2,821,176	3	150,525	—	—	150,528
Exercise of options	3,268,452	3	70,176	—	—	70,179
Restricted stock vesting and issuance, net	180,028	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	124,736	—	5,303	—	—	5,303
Share-based compensation expense	—	—	70,325	—	—	70,325
Receivable from investor	—	—	9,107	—	—	9,107
Other	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	(438,160)	(438,160)
Comprehensive loss	—	—	—	(50,373)	—	(50,373)
Balance, December 31, 2020	69,718,096	$70	$2,171,746	$(60,957)	$(1,628,877)	$481,982
Exercise of options	635,871	1	17,308	—	—	17,309
Restricted stock vesting and issuance, net	307,658	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	166,601	—	5,792	—	—	5,792
Share-based compensation expense	—	—	103,513	—	—	103,513
Receivable from investor	—	—	483	—	—	483
Adjustment for the adoption of ASU 2020-06	—	—	(175,236)	—	54,796	(120,440)
Other	—	—	—	—	25	25
Net loss	—	—	—	—	(523,901)	(523,901)
Comprehensive income	—	—	—	36,675	—	36,675
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438
Issuance of common stock related to stock purchase agreement	1,095,290	1	49,999	—	—	50,000
Exercise of options	496,863	—	14,632	—	—	14,632
Restricted stock vesting and issuance, net	490,008	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	194,305	—	6,450	—	—	6,450
Share-based compensation expense	—	—	110,333	—	—	110,333
Net loss	—	—	—	—	(559,017)	(559,017)
Comprehensive income	—	—	—	29,078	—	29,078
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(559,017)	$(523,901)	$(438,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,836	64,134	43,490
Non-cash operating lease expense	9,884	7,386	6,084
Non-cash finance lease amortization expense	—	—	41,382
Non-cash royalty revenue related to sale of future royalties	(48,738)	(23,460)	(2,055)
Non-cash interest expense on liability related to sale of future royalties	72,639	77,683	31,817
Intangible asset impairment	33,384	—	—
Change in valuation of deferred and contingent consideration	(25,900)	(500)	23,280
Settlement of deferred and contingent consideration	—	—	10,613
Non-cash stock consideration, acquisition	—	—	42,869
Unrealized loss (gain) on ClearPoint Equity Investments	3,560	6,078	(14,310)
Unrealized loss (gain) on ClearPoint convertible debt security	5,740	8,281	(19,252)
Unrealized loss (gain) on marketable securities- equity investments	7,992	(1,673)	—
Disposal of asset	80	—	16
Deferred income taxes	(34,276)	377	5,872
Amortization of premiums on investments, net	1,713	5,299	409
Amortization of debt issuance costs	1,901	1,848	1,020
Share-based compensation expense	110,333	103,513	70,325
Non-cash interest expense	—	—	22,598
Unrealized foreign currency transaction losses (gains), net	13,263	47,391	(56,980)
Non-cash foreign currency remeasurement loss on intercompany loan	16,887	—	—
Changes in operating assets and liabilities:
Inventory, net	(6,668)	1,800	1,841
Prepaid expenses and other current assets	(51,621)	(15,310)	(12,621)
Trade and royalty receivables, net	(48,468)	(44,991)	(10,483)
Deposits and other assets	(2,913)	(232)	(662)
Accounts payable and accrued expenses	27,542	45,659	71,963
Other liabilities	(4,558)	(6,704)	(3,930)
Deferred revenue	1,351	(4,010)	(8,032)
Payments on contingent consideration	(9,600)	—	(1,165)
Net cash used in operating activities	(356,654)	(251,332)	(194,071)
Cash flows from investing activities
Purchases of fixed assets	(32,016)	(28,213)	(17,843)
Purchases of marketable securities- available for sale	(52,764)	(333,148)	(1,439,665)
Purchase of convertible debt security	—	—	(10,000)
Purchases of marketable securities- equity investments	(22,787)	(210,018)	—
Sale and redemption of marketable securities- available for sale	405,234	843,498	944,094
Sale and redemption of marketable securities- equity investments	112,958	4,281	—
Acquisition of product rights and licenses	(120,444)	(57,118)	(38,134)
Purchase of equity investment in ClearPoint	—	(100)	—
Net cash provided by (used in) investing activities	290,181	219,182	(561,548)
Cash flows from financing activities
Proceeds from exercise of options	14,632	17,309	70,179
Termination and exit fees related to payoff of senior secured term loan	—	—	(597)
Net proceeds from public offerings	—	—	28,092
Debt issuance costs related to senior secured term loan	(11,454)	—	—
Proceeds from issuance of senior secured term loan	300,000	—	—
Repayment of Convertible Notes	(150,000)	—	(28,333)
Payments on deferred and contingent consideration obligation	(40,400)	—	(38,100)
Proceeds from employee stock purchase plan	6,450	5,792	5,303
Payment of finance lease principal	(1,276)	(2,224)	(17,829)
Proceeds from stock purchase agreement	50,000	—	—
Cash consideration received from Royalty Purchase Agreement	—	—	650,000
Net cash provided by financing activities	167,952	20,877	668,715
Effect of exchange rate changes on cash	(2,772)	(7,821)	7,688
Net increase (decrease) in cash and cash equivalents	98,707	(19,094)	(79,216)
Cash and cash equivalents, and restricted cash beginning of period	197,218	216,312	295,528
Cash and cash equivalents, and restricted cash end of period	$295,925	$197,218	$216,312

Supplemental disclosure of cash information
Cash paid for interest	$18,463	$9,588	$9,802
Cash paid for income taxes	$4,922	$7,708	$26,397
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain (loss) on marketable securities, net of tax	$108	$(2,502)	$1,145
Right-of-use assets obtained in exchange for operating lease obligations	$35,817	$645	$76,811
Right-of-use assets obtained in exchange for finance lease obligations	$—	$—	$41,382
Acquisition of product rights and licenses	33,239	22,294	14,191
Issuance of common stock related to rights exchange	$—	$—	$150,528
Debt issuance costs related to senior secured term loan	159	—	—
Capital expenditures unpaid at the end of period	$308	$—	$1,060

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2022

(In thousands except share and per share amount)

1. The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a science-driven global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. PTC’s ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. PTC’s mission is to provide access to best-in-class treatments for patients who have little to no treatment options. PTC’s strategy is to leverage its strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  PTC believes that this allows it to maximize value for all of its stakeholders.

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

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the EMA of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. The marketing authorization in the EEA was last renewed in June 2022 and is effective, unless extended, through August 5, 2023. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. The Company expects an opinion from the Committee for Medicinal Products for Human Use in the first half of 2023.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. The Company recently had an informal meeting with the FDA, during which the Company discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, the Company plans to request an additional Type C meeting with the FDA in the near future to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including Upstaza (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. The Company is also preparing a biologics license application

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

(“BLA”) for Upstaza for the treatment of AADC deficiency in the United States and it expects to submit a BLA to the FDA in the first half of 2023.

The Company holds the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Tegsedi-Waylivra Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”), a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). The Company began to make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil in the second quarter of 2022 and it continues to make Tegsedi available in certain other countries within Latin America and the Caribbean through early access programs (“EAP Programs”). In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome (“FCS”) in Brazil and the Company began to make commercial sales of Waylivra in Brazil in the third quarter of 2022 while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP Programs. In December 2022, ANVISA approved Waylivra for the treatment of familial partial lipodystrophy, or FPL. Waylivra has also received marketing authorization in the EU for the treatment of FCS.

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA and the Company expects the European Medicines Agency (“EMA”) to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA in 2023. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. The Company expects data from the initial 12-week phase of the Phase 2 study in the second quarter of 2023.

The Company’s Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s Bio-e platform are vatiquinone and utreloxastat. The Company initiated a registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures in the third quarter of 2020. The Company has completed enrollment in this trial after previously experiencing delays in enrollment due to the COVID-19 pandemic.  The Company anticipates results from the Phase 2/3 trial to be available in the second quarter of 2023. The Company also initiated a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in the fourth quarter of 2020 and anticipates results from this trial to be available in the second quarter of 2023. In the third quarter of 2021, the Company completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

reported serious adverse events while demonstrating predictable pharmacology. The Company initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis in the first quarter of 2022 and enrollment is ongoing.

The most advanced molecule in the Company’s metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. The Company initiated a registration-directed Phase 3 trial for sepiapterin for PKU in the third quarter of 2021 with the primary endpoint in the study of achieving statistically-significant reduction in blood Phe level. The primary analysis population includes those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. In January 2023, the Company announced preliminary data from the Part 1 run-in phase of this trial, including that the mean reduction in blood Phe levels in an initial cohort of subjects during the Part 1 would be recognized as clinically meaningful if maintained in Part 2 of the trial. The Company now expects results from Part 2 of this trial to be available in May 2023 as the trial is overenrolled and additional time is required for the entirety of the primary analysis population to complete the study.

Unesbulin is the Company’s most advanced oncology agent. The Company completed its Phase 1 trials evaluating unesbulin in leiomyosarcoma (“LMS”) and diffuse intrinsic pontine glioma (“DIPG”) in the fourth quarter of 2021. The Company initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022 and enrollment is ongoing. The initiation of the Company’s registration-directed Phase 2/3 trial of unesbulin for DIPG was delayed as it continued to track the progress of patients in its Phase 1 trial and analyze the corresponding data. The Company now expects to initiate a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG in the fourth quarter of 2023.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of 2022, the Company had an accumulated deficit of approximately $2,657.0 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 (see Note 8), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, “at the market offering” of its common stock, its initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement dated as of July 17, 2020, by and among the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, solely for the limited purposes set forth therein, Royalty Pharma PLC (the “Royalty Purchase Agreement”) (see Note 2), net proceeds from our borrowings under our credit agreement with Blackstone (see Note 8), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 3.00% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”) that was due upon maturity in accordance with the terms of the notes. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$279,834	$189,718
Restricted cash included in deposits and other assets	16,091	7,500
Total Cash, cash equivalents and restricted cash per statement of cash flows	$295,925	$197,218

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2022 and 2021, no allowance was recorded for credit losses.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2022	December 31, 2021
Raw materials	$1,078	$1,418
Work in progress	14,074	7,721
Finished goods	6,656	6,717
Total inventory	$21,808	$15,856

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded write downs of $1.7 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the years ended December 31, 2022 and December 31, 2021, these amounts were immaterial.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

During the years ended December 31, 2022, 2021, and 2020, net product sales in the United States were $218.3 million, $187.3 million, and $139.0 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $316.9 million, $241.6 million, and $194.4 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $288.6 million, $236.0 million, and $191.9 million of the net product sales outside of the United States for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $218.3 million and $59.7 million of net product sales,

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

respectively. During the years ended December 31, 2021 and 2020, only the United States accounted for at least 10% of the Company’s net product sales.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

For the years ended December 31, 2022, 2021, and 2020, the Company has recognized $50.1 million, $55.0 million, and $42.6 million of collaboration revenue, respectively, related to the SMA License Agreement with Roche.

For the years ended December 31, 2022, 2021 and 2020, the Company has recognized $113.5 million, $54.6 million, and $4.8 million of royalty revenue, respectively, related to Evrysdi.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the years ended December 31, 2022 and 2021, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.3 million as of December 31, 2022 and $0.1 million as of December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, bad debt expense was immaterial.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”).  Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $250.0 million in the aggregate as of December 31, 2022. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then recognized as expense when the research and development activities are performed. The short term deferred research and development advance payments were $2.4 million and $1.4 million and are classified as prepaid expenses and other current assets on

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

the consolidated balance sheet as of December 31, 2022 and 2021, respectively. The long term deferred research and development advance payments were $3.9 million and $1.8 million and are classified as deposits and other assets on the consolidated balance sheet as of December 31, 2022 and 2021, respectively.

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

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term. The Company estimates the expected volatility of options utilizing the Company’s historical stock volatility. The Company estimates the expected term of options utilizing the Company’s historical exercise data. The risk-free rate of the option is based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option. In connection with the adoption of FASB Accounting Standards Update (“ASU”) 2016-9, the Company made a policy election to continue its methodology for estimating its forfeiture rate.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Income taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from a strain of novel coronavirus, COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (“AMT”) credit carryovers as well as a technical correction to the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act") for qualified improvement property. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 – a $900 billion relief package to deliver the second round of economic stimulus for individuals, families, and businesses was signed into law. The bill provides relief through multiple measures and expands many of the provisions already put into place under the CARES Act. As of December 31, 2022, the Company expects that these provisions will not have a material impact. Tax provisions of the CARES Act also include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The relief for retaining employees was not material to the financial statements and there were no deferrals of certain payroll taxes as of December 31, 2022, which is no longer accrued in other current liabilities on the consolidated balance sheet.

Additionally, the Organization for Economic Co-operation and Development, or OECD, the EC, and individual taxing jurisdictions where the Company and its affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC, and individual counties are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which PTC and its affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect the Company’s business.

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2022.

Starting in 2022, TCJA amendments to IRC Section 174 will no longer permit an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1 and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change resulted in an increased current taxable income of the Company by $450.1 million for the year ended December 31, 2022.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

Foreign currency

The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company also has an intercompany loan which is recorded on a non-U.S. subsidiary and was formally denominated in U.S. dollars and was remeasured into local currency using the exchange rate as of the balance sheet date. During the year ended December 31, 2022, the loan agreement was amended to change the denomination from U.S. dollars to local currency, and the Company recorded a non-cash realized foreign exchange loss of $16.9 million, which is recorded within other (expense) income, net on the consolidated statement of operations. The Company’s asset and liability accounts, including the intercompany loan, are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income.

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

December 31, 2022

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

December 31, 2022

(In thousands except share and per share amount)

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes that no impairment of long-lived assets exists as of December 31, 2022.

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

The Company performed an annual test for its indefinite-lived intangible assets as of October 1, 2022. In the fourth quarter of 2022, the Company recorded a partial impairment on the Upstaza indefinite lived intangible asset of $33.4 million, which is recorded as intangible asset impairment in the statement of operations. The impairment was related to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments. To calculate the impairment amount, the Company utilized a discounted cash flow model under the income method, which primarily utilized Level 3 fair value inputs. Some of the more significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues and operations costs, the appropriate discount rate to select in order to measure the risk inherent in the future cash flows, and the probability of success. Refer to Note 18 for further information regarding the Company’s intangible assets.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

indicate the carrying value of the goodwill is impaired. The Company reassess its reporting units as part of its annual segment review. As of December 31, 2022, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed an annual test for goodwill as of October 1, 2022. The Company’s single reporting unit had a negative carrying value and thus the Company determined there was no impairment of goodwill.

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

The Company determined that substantially all of the fair value is concentrated in sepiapterin, formerly known as PTC923, and accounted for the transaction as an asset acquisition under ASC 805-50. The purchase price consisted of the cash consideration of $15.0 million and $42.9 million in the Company’s common stock, in addition to $0.7 million of acquisition costs. As such, the total consideration transferred was determined to be $58.6 million. The opening balance sheet net assets of $4.6 million, which consisted of cash of $3.8 million and other current assets of $0.8 million, were determined to be non-qualifying assets and recorded at their fair values, respectively. The remaining consideration of $54.0 million was allocated to sepiapterin. As sepiapterin is an IPR&D asset, the Company concluded that it did not have any alternative future use, and accordingly, the fair value amount allocated to the IPR&D was expensed. Of the $54.0 million, $53.3 million is included in research and development expense and the $0.7 million related to the acquisition costs, is included in selling, general, and administrative expense within the Company’s statement of operations for the year ended December 31, 2020. Refer to Note 15 for to the terms and conditions of the Censa Merger Agreement.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Company’s marketable securities are classified as Level 2 as they primarily utilize broker quotes in a nonactive market to value these securities.

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of deposits and other assets on the consolidated balance sheet. During the years ended December 31, 2022 and 2021, the Company recorded unrealized losses of $3.5 million and $6.1 million, respectively, which are components of other (expense) income, net within the consolidated statement of operations. The fair value of the equity investments was $11.0 million and $14.5 million as of December 31, 2022 and 2021, respectively. The Company classifies its equity investments in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the years ended December 31, 2022 and 2021, the Company recorded unrealized losses of $5.8 million and $8.3 million, respectively. These unrealized losses are components of other (expense) income, net within the consolidated statement of operations. The fair value of the convertible debt security was $15.2 million and $21.0 million as of December 31, 2022 and 2021, respectively. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the equity investment and the convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.

The Company has investments in mutual funds, including one that is denominated in a foreign currency. All of these are equity investments and are classified as marketable securities on the Company’s consolidated balance sheets. These equity investments are reported at fair value, as it is readily available, and as such are classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are included as components of other (expense) income, net within the consolidated statement of operations. During the years ended December 31, 2022 and 2021, the Company had $8.0 million unrealized losses and $1.7 million unrealized net gains, respectively,  relating to the equity investments still held at the reporting date. During the years ended December 31, 2022 and 2021, the Company had redemptions of $113.0 million and $4.3 million, respectively. During the years ended December 31, 2022 and 2021, the Company had $0.5 million and $0.4 million foreign currency unrealized losses, respectively, relating to these equity investments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$22,610	$—	$22,610	$—
Marketable securities - equity investments	$108,261	$108,261	$—	$—
ClearPoint Equity Investments	$10,965	$10,965	$—	$—
ClearPoint convertible debt security	$15,231	$—	$15,231	$—
Contingent consideration payable- development and regulatory milestones	$82,500	$—	$—	$82,500
Contingent consideration payable- net sales milestones and royalties	$81,500	$—	$—	$81,500

	December 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$376,685	$—	$376,685	$—
Marketable securities - equity investments	$206,973	$206,973	$—	$—
ClearPoint Equity Investments	$14,525	$14,525	$—	$—
ClearPoint convertible debt security	$20,971	$—	$20,971	$—
Contingent consideration payable- development and regulatory milestones	$139,300	$—	$—	$139,300
Contingent consideration payable- net sales milestones and royalties	$100,600	$—	$—	$100,600

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2022 and 2021.

The following is a summary of marketable securities accounted for as available for sale debt securities at December 31, 2022 and 2021:

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$12,419	$5	$—	$12,424
Corporate debt securities	10,685	—	(499)	10,186
Total	$23,104	$5	$(499)	$22,610

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

	December 31, 2021
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$75,275	$5	$(1)	$75,279
Corporate debt securities	268,246	81	(644)	267,683
Asset-backed securities	15,287	16	(5)	15,298
Government obligations	18,479	5	(59)	18,425
Total	$377,287	$107	$(709)	$376,685

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the years ended December 31, 2022 and 2021, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the years ended December 31, 2022 and 2021, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

For the year ended December 31, 2022, the Company had $4.0 million of realized losses from the sale of available for sale debt securities. For the year ended December 31, 2021, the Company had $0.8 million of realized gains from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2022 are as follows:

	December 31, 2022
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$—	—	(499)	10,186	(499)	$10,186
Total	$—	$—	$(499)	$10,186	$(499)	$10,186

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2021 are as follows:

	December 31, 2021
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	12,992	—	—	(1)	$12,992
Corporate debt securities	(608)	217,540	(36)	4,985	(644)	222,525
Asset-backed securities	(5)	10,786	—	—	(5)	10,786
Government obligations	(59)	15,483	—	—	(59)	15,483
Total	$(673)	$256,801	$(36)	$4,985	$(709)	$261,786

Available for sale debt securities on the balance sheet at December 31, 2022 and 2021 mature as follows:

	December 31, 2022
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$12,424	$—
Corporate debt securities	—	10,186
Total	$12,424	$10,186

	December 31, 2021
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$75,279	$—
Corporate debt securities	131,606	136,077
Asset-backed securities	8,724	6,574
Government obligations	6,002	12,423
Total	$221,611	$155,074

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In August 2015, the Company issued $150.0 million of 3.0% convertible senior notes due August 15, 2022 (the “2022 Convertible Notes”). In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,” together with the “2022 Convertible Notes,” the “Convertible Notes”). On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. As the 2022 Convertible Notes have been repaid, they are no longer on the balance sheet as of December 31, 2022. The estimated fair value of the 2022 Convertible Notes at December 31, 2021 was $158.3 million. The estimated fair value of the 2026 Convertible Notes at December 31, 2022 and December 31, 2021 was $281.7 million and $305.3 million, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss in the consolidated statements of operations. The fair value of the development and regulatory milestones are estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. On December 31, 2022, the weighted average discount rate for the development and regulatory milestones was 7.8% and the weighted average probability of success was 35%.  The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. On December 31, 2022, the weighted average discount rate for the net sales milestones and royalties was 11.5% and the weighted average probability of success for the net sales milestones was 50%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the contingent consideration payables for the years ended December 31, 2022, and 2021:

	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones - Agilis	- Agilis
Beginning balance as of December 31, 2020	$139,200	$101,200
Additions	—	—
Change in fair value	100	(600)
Payments	—	—
Ending balance as of December 31, 2021	$139,300	$100,600
Additions	—	—
Change in fair value	(6,800)	(19,100)
Payments	(50,000)	—
Ending balance as of December 31, 2022	$82,500	$81,500

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA, which triggered a $50.0 million milestone payment to the former equityholders of Agilis in accordance with the terms of the Agilis Merger Agreement.  In accordance with ASC 230, the portion of the $50.0 million milestone payment up to the acquisition date fair value of the contingent consideration liability is classified as a financing outflow and the amount paid in excess of the acquisition date fair value of that liability is classified as an operating outflow on the consolidated statements of cash flows.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The following significant unobservable inputs were used in the valuation of the contingent consideration payables for the years ended December 31, 2022 and 2021:

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$82,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $331 million 25% - 92% 6.2% - 8.3% 2023 - 2029
Contingent considerable payable- net sales milestones and royalties	$81,500	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 100% 2% - 6% 11.5% 2025 - 2041

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$139,300	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $381 million 25% - 94% 1.7% - 4.7% 2022 - 2028
Contingent considerable payable- net sales milestones and royalties	$100,600	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 94% 2% - 6% 11.0% 2023 - 2040

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

5. Fixed assets

Fixed assets, net were as follows at December 31, 2022 and 2021:

	December 31,
	2022	2021
Leasehold improvements	$28,969	$19,937
Computer equipment and software	15,332	13,812
Machinery and lab equipment	47,496	33,187
Furniture and fixtures	3,812	3,805
Assets in process	14,349	9,017
	109,958	79,758
Less accumulated depreciation	(37,368)	(27,173)
Total	$72,590	$52,585

Depreciation expense was approximately $12.3 million, $9.4 million, and $6.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

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

In May 2022, the Company entered into a Lease Agreement (the “Warren Lease”) with Warren CC Acquisitions, LLC (the “Warren Landlord”) relating to the lease of two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space (the “Warren Premises”) at a facility located in Warren, New Jersey. The rental term of the Warren Lease commenced on June 1, 2022 (the “Commencement Date”), with an initial term of seventeen years (the “Warren Initial Term”), followed by three consecutive five-year renewal periods at the Company’s option. The aggregate base rent for the Warren Initial Term will be approximately $163.0 million; provided, however, that if the Company is not subject to an Event of Default (as defined in the Warren Lease), the Company will be entitled to a base rent abatement over the first three years of the Warren Initial Term of approximately $18.6 million, reducing the Company’s total base rent obligation to $144.4 million. The rental rate for the renewal periods will be at the Fair Market Rental Value (as defined in the Warren Lease) and determined at the time of the exercise of the renewal. Beginning in the second lease year, the Company is also responsible for the payment of all taxes and operating expenses for the Warren Premises. As a result, the Company recorded an operating lease ROU asset of $28.9 million and an operating lease ROU liability of $28.9 million as of the Commencement Date.

The Company plans on developing the Warren Premises into office and laboratory space. The Company is entitled to an allowance of approximately $36.2 million to be provided by the Warren Landlord to be used towards such improvements. The Landlord is providing the allowance to cover those assets that are real property improvements, such as structural components, roofs, flooring, etc., whose useful lives are typically longer in nature. Upon the first issuance of a temporary certificate of occupancy for the Warren Premises, the Company will receive $5.0 million from the Landlord, which the Company has committed to fund into the construction account. The Company evaluated the leasehold improvements under ASC 842 and determined that the Company will be the owner of the improvements, and therefore the $36.2 million allowance and $5.0 million due from the Landlord were treated as lease incentives at the commencement of the lease and included in the calculation of the lease ROU asset and lease ROU liability, effectively reducing both at

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Commencement Date. In connection with the execution of the Warren Lease, the Company also committed to fund a construction account with $3.6 million to go towards the Company’s improvements of the Warren Premises. Subject to the terms of the Warren Lease, the Company has a right of first offer to purchase the Warren Premises if the Warren Landlord receives a bona fide third party offer to purchase the Warren Premises or the Warren Landlord decides to sell the Warren Premises.

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The Company determined that the agreement was a finance lease, for which the Company recorded a finance lease ROU asset for $41.4 million and corresponding finance lease liability for $41.4 million at the onset of the lease agreement. Given that the leased asset is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730. Accordingly, the full $41.4 million relating to the finance lease ROU asset was written off and expensed to research and development during the year ended December 31, 2020. As of December 31, 2022, the balance of the finance lease liabilities-current and finance lease liabilities-non-current are $3.0 million and $18.7 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2021, the balance of the finance lease liabilities-current and finance lease liabilities non-current were $3.0 million and $20.1 million, respectively. Additionally, during the years ended December 31, 2022 and December 31, 2021, the Company recorded finance lease costs of $1.6 million and $1.7 million, respectively, related to interest on the lease liability.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 1.2 years to 16.4 years and certain leases include renewal options to extend the lease for up to 15 years. Rent expense was approximately $25.2 million, $21.4 million, and $15.3 million for the years ended December 31, 2022, 2021 and 2020.

The components of lease expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating Lease Cost
Fixed lease cost	$19,804	$16,411	$12,368
Variable lease cost	4,557	4,361	2,448
Short-term lease cost	808	656	450
Total operating lease cost	$25,169	$21,428	$15,266

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms - operating leases (years)	11.61	10.87
Weighted-average discount rate - operating leases	8.61%	8.91%
Weighted-average remaining lease terms - finance lease (years)	10.01	11.00
Weighted-average discount rate - finance lease	7.80%	7.80%

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,736	$13,683	$8,462
Financing cash flows from finance lease	1,276	2,224	17,829
Operating cash flows from finance leases	1,724	776	171

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35,817	$645	$76,811
Finance lease	—	—	41,382

Future minimum lease payments under non-cancelable leases as of December 31, 2022 were as follows:

	Operating Leases	Finance Lease
2023	$15,373	$3,000
2024	18,456	3,000
2025	20,431	3,000
2026	19,985	3,000
2027 and thereafter	193,792	18,000
Total lease payments	268,037	30,000
Less: Imputed Interest expense	157,807	8,325
Total	$110,230	$21,675

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	2021
Employee compensation, benefits, and related accruals	$62,669	$55,733
Income tax payable	4,712	1,287
Consulting and contracted research	38,882	26,434
Professional fees	3,093	3,547
Sales allowance	63,787	61,662
Sales rebates	67,355	68,770
Royalties	40,546	35,679
Accounts payable	27,268	23,033
Other	12,054	12,639
Total	$320,366	$288,784

8. Debt

Liability for sale of future royalties

In July 2020, the Company entered into the Royalty Purchase Agreement. As RPI’s interest is explicitly limited, the $650.0 million cash consideration was classified as debt and is recorded as “liability for sale of future royalties-current”

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the year ended December 31, 2022:

Year Ended December 31,
Liability for sale of future royalties- (current and noncurrent)	2022
Beginning balance as of December 31, 2021	$733,985
Less: Non-cash royalty revenue payable to RPI	(48,738)
Plus: Non-cash interest expense recognized	72,639
Ending balance	$757,886
Effective interest rate as of December 31, 2022	8.7%

Non-cash interest expense is recorded in the statement of operations within “Interest expense, net”.

Senior Secured Term Loan

On October 27, 2022 (the “Closing Date”), the Company entered into a credit agreement (the “Blackstone Credit Agreement”) for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that the Company requests such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms, among the Company, certain subsidiaries of the Company (together with the Company, the “Loan Parties”) and funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit (collectively, “Blackstone”, and such lenders, together with their permitted assignees, the “Lenders” and each a “Lender”) and Wilmington Trust, National Association, as the administrative agent for the Lenders.

The Blackstone Credit Agreement provides for a senior secured term loan facility funded on the Closing Date in the aggregate principal amount of $300.0 million (the “Initial Loans”) and a committed delayed draw term loan facility of up to $150.0 million (the “Delayed Draw Loans” and, together with the Initial Loans, the “Loans”) to be funded at the Company’s request within 18 months of the Closing Date subject to specified conditions. In addition, the Blackstone Credit Agreement contemplates the potential for further financings by Blackstone, by providing for incremental discretionary uncommitted further financings of up to $500.0 million. The Company capitalized approximately $11.6 million of debt issuance costs which are presented on the balance sheet as a direct deduction from the debt liability and are being amortized over the term of the senior secured term loan facility using the effective interest rate method.

The Loans mature on the date that is seven years from the Closing Date. Borrowings under the Blackstone Credit Agreement bear interest at a variable rate equal to, at the Company’s option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

(1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively. Payment of the Loans are subject to certain premiums specified in the Blackstone Credit Agreement, in each case, from the date of the applicable Loan funded.

All obligations under the Blackstone Credit Agreement are secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which the Company must remain in compliance. The Blackstone Credit Agreement also requires that the Company maintains consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon the Company consummating acquisitions meeting certain consolidated thresholds described therein. In addition, the Company will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account are available to prepay the Loans at any time at the Company’s option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for use by the Company subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

The following table sets forth total interest expense recognized related to the senior secured term loan:

Year ended
December 31,
2022
Contractual interest expense	$6,069
Amortization of debt issuance costs	290
Total	$6,359
Effective interest rate	12.2%

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The 2026 Convertible Notes consist of the following:

	Year ended December 31,
Liability component	2022	2021
Principal	$287,500	$287,500
Less: Debt issuance costs	(4,456)	(5,606)
Net carrying amount	$283,044	$281,894

As of December 31, 2022, the remaining contractual life of the 2026 Convertible Notes is approximately 3.7 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Year ended
	December 31,
	2022	2021
Contractual interest expense	$4,313	$4,313
Amortization of debt issuance costs	1,150	1,128
Total	$5,463	$5,441
Effective interest rate	1.9%	1.9%

In April 2022, under the terms of the 2026 Convertible Notes Indenture, the Company paid additional interest on the 2026 Convertible Notes at a rate equal to 0.5% per annum, for a total interest payment of approximately $2.1 million, for the period beginning September 25, 2020 and ending March 14, 2022. In September 2022, under the terms of the 2026 Convertible Notes Indenture, the Company paid additional interest on the 2026 Convertible Notes at a rate equal to 0.5% per annum, for a total interest payment of approximately $0.1 million, for the period beginning March 15, 2022 and ending April 8, 2022. These amounts are not included in the table above, but were recorded as interest expense, net within the statement of operations for the year ended December 31, 2022.

2022 Convertible Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.00% convertible senior notes due 2022. On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes.

The 2022 Convertible Notes consisted of the following:

	Year ended
	December 31,
Liability component	2022	2021
Principal	$150,000	$150,000
Less: Debt issuance costs	—	(460)
Repayment of Convertible Notes	(150,000)	—
Net carrying amount	$—	$149,540

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Year ended
	December 31,
	2022	2021
Contractual interest expense	$2,800	$4,500
Amortization of debt issuance costs	460	720
Total	$3,260	$5,220
Effective interest rate	3.5%	3.5%

9. Capital structure

Common stock

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

During the year ended December 31, 2020, the Company issued and sold an aggregate of 542,470 shares of common stock pursuant to the Sales Agreement at a weighted average public offering price of $53.37 per share. During the year ended December 31, 2020, the Company received net proceeds of $28.1 million after deducting agent discounts and commissions and other offering expenses payable by the Company. No shares were sold during the years ended December 31, 2021 and 2022. The remaining shares of the Company’s common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2022.

On April 29, 2020, the Company, certain of the former equity holders of Agilis (“the Participating Rightholders”), and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Exchange Agreement (the “Rights Exchange Agreement”).  As a result of the Rights Exchange Agreement, during the year ended December 31, 2020, the Company issued 2,821,176 shares of its common stock to Participating Rightholders. The shares had a fair value of $150.5 million upon issuance.

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

In connection with the execution of the Blackstone Credit Agreement, the Company and certain entities affiliated with the Lenders (the “Purchasers”) also entered into a stock purchase agreement (the “Stock Purchase Agreement”) on the Closing Date  for the sale and issuance of 1,095,290 shares of common stock (the “Shares”) to the Purchasers at a price of $45.65 per share, for an aggregate purchase price of approximately $50.0 million. The per share price represents the closing price of the Company’s common stock on the Nasdaq Global Select Market on October 26, 2022.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Under the Stock Purchase Agreement, the Company agreed to register the resale of the Shares on a registration statement to be filed with the Securities and Exchange Commission within 60 days of the Closing Date. The Company has agreed to keep such registration statement effective for a period of six months following the Closing Date. In addition, subject to certain conditions, the Purchasers will be entitled to participate in registered underwritten public offerings by the Company during such period.

Pursuant to the terms of the Stock Purchase Agreement, the Purchasers and certain of their controlled affiliates have agreed not to, without the prior written approval of the Company and subject to specified conditions, directly or indirectly acquire shares of the Company’s outstanding common stock in excess of specified thresholds, seek or propose any acquisition of all or substantially all of the assets of the Company, seek or propose a merger or other business combination involving the Company, solicit proxies or consents with respect to any securities of the Company, seek to influence the management, board of directors or policies of the Company, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company, or to encourage others to do any of the above (the “Standstill Restrictions”). The Standstill Restrictions terminate on the earliest of (i) the commencement of a tender offer or exchange offer by a third party unaffiliated with the Purchasers for more than 50% of the Company’s outstanding common stock, (ii) the public announcement by the Company of a written agreement to consummate a change of control of the Company, (iii) the public announcement of the Company’s voluntary or involuntary bankruptcy and (iv) the termination of the Blackstone Credit Agreement.

The Purchasers have also agreed not to sell or transfer the Shares without the prior written approval of the Company for a period of 90 days following the Closing Date, subject to certain exceptions.

As of December 31, 2022, the Company’s number of authorized shares of common stock was 250,000,000.

10. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.  Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Year ended December 31,
	2022		2021		2020
Numerator
Net loss	$(559,017)		$(523,901)		$(438,160)
Denominator
Denominator for basic and diluted net loss per share	71,728,634		70,466,393		66,027,908
Net loss per share:
Basic and diluted	$(7.79)	*	$(7.43)	*	$(6.64)	*
*	For the years ended December 31, 2022, 2021, and 2020, the Company experienced a net loss and therefore did not report any dilutive share impact.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2022	2021	2020
Stock Options	11,502,417	10,772,582	9,663,677
Unvested restricted stock awards and units	2,516,336	1,519,831	982,058
Total	14,018,753	12,292,413	10,645,735

11. Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of December 31, 2022, awards for 9,126,463 shares of common stock were available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, initially up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation. In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Inventive Plan. As of December 31, 2022, awards for 1,820,565 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

Inducement stock option awards

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2022, the Company issued options to purchase an aggregate of 104,385 shares of common stock to certain new hire employees at a weighted-average exercise price of $42.02 per share under the 2020 Inducement Stock Incentive Plan. Additionally, during the year ended December 31, 2022, the Company issued 43,800 restricted stock units under the 2020 Inducement Stock Incentive Plan. An aggregate of 237,700 of options and 26,336 of restricted stock units previously granted as inducement awards were forfeited during the year ended December 31, 2022 in connection with employee separations from the Company.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2019	11,043,939	$31.67
Granted	2,777,975	$51.06
Exercised	(3,268,452)	$24.25
Forfeited	(889,785)	$42.14
Outstanding at December 31, 2020	9,663,677	$38.72
Granted	2,487,234	$61.36
Exercised	(635,871)	$28.01
Forfeited	(742,458)	$52.04
Outstanding at December 31, 2021	10,772,582	$43.66
Granted	1,685,435	$38.55
Exercised	(496,863)	$29.45
Forfeited/Cancelled	(458,737)	$48.75
Outstanding at December 31, 2022	11,502,417	$43.33	6.38	years	$38,330
Vested or Expected to vest at December 31, 2022	3,432,725	$47.74	8.20	years	$1,694
Exercisable at December 31, 2022	7,774,274	$41.23	5.49	years	$36,523

The fair values of grants made in the years ended December 31, 2022, 2021 and 2020 were contemporaneously estimated on the date of grant using the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.55% - 4.57%	0.51% - 1.24%	0.34% - 1.45%
Expected volatility	54% - 74%	74% - 89%	87% - 89%
Expected term	5.5 years	5.5 years	5.75 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $23.54, $43.05, and $36.94 per share, respectively.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and Restricted stock units are granted subject to certain restrictions, including in some cases service conditions (restricted stock). The grant-date fair value of

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2021	1,519,831	$55.43
Granted	1,686,467	38.37
Vested	(504,851)	50.15
Forfeited	(185,111)	46.67
Unvested at December 31, 2022	2,516,336	$45.67

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the “Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2022, the Company recorded $2.4 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2022	2021	2020
Research and development	$55,869	$53,632	$38,716
Selling, general and administrative	54,464	49,881	31,609
Total	$110,333	$103,513	$70,325

As of December 31, 2022, there was approximately $176.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.19 years.

12. Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2022, 2021, and 2020, respectively.

	Unrealized		Total
	Gains (Losses)		Accumulated
	On	Foreign	Other
	Marketable	Currency	Comprehensive
	Securities, net of tax	Translation	Items
Balance at December 31, 2019	$755	$(11,339)	$(10,584)
Other comprehensive income (loss) before reclassifications	479	(51,518)	(51,039)
Amounts reclassified from other comprehensive items	666	—	666
Other comprehensive income (loss)	1,145	(51,518)	(50,373)
Balance at December 31, 2020	$1,900	$(62,857)	$(60,957)
Other comprehensive (loss) income before reclassifications	(3,279)	39,177	35,898
Amounts reclassified from other comprehensive items	777	—	777
Other comprehensive (loss) income	(2,502)	39,177	36,675
Balance at December 31, 2021	$(602)	$(23,680)	$(24,282)
Other comprehensive income before reclassifications	4,072	28,970	33,042
Amounts reclassified from other comprehensive items	(3,964)	—	(3,964)
Other comprehensive income	108	28,970	29,078
Balance at December 31, 2022	$(494)	$5,290	$4,796

Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

13. Revenue recognition

Net product sales

During the years ended December 31, 2022, 2021, and 2020, net product sales in the United States were $218.3 million, $187.3 million, and $139.0 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $316.9 million, $241.6 million, and $194.4 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $288.6 million, $236.0 million, and $191.9 million of the net product sales outside the United States for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $218.3 million and $59.7 million of the net product sales, respectively. During the years ended December 31, 2021 and 2020, only the United States accounted for at least 10% of the Company’s net product sales. For the years ended December 31, 2022, 2021, and 2020, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of December 31, 2022, the Company has a contract liabilities balance of $1.4 million relating to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. As of December 31, 2021, the Company did not have a contract liabilities balance. The Company did not have any contract assets for the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, the Company did not recognize any revenue related to the amounts included in the contract liability balance at the beginning of the period. For the year ended December 31, 2021, the Company recognized revenues of $4.0 million related to amounts included in contract liability balance at the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

beginning of the period, which related to Translarna net product revenue. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the years ended December 31, 2022 and 2021.

Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations related to plasmid DNA and AAV vector production for external customers is $1.4 million. The Company expects to recognize revenue over the next one year, as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules. As of December 31, 2021, the Company did not have any remaining performance obligations.

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

For the years ended December 31, 2022, 2021, and 2020, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $50.1 million, $55.0 million, and $42.6 million, respectively. The below summarizes the milestone achievements associated with the Company’s SMA program during the years ended December 31, 2022, 2021, and 2020.

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. The first commercial sale of Evrysdi in the United States was made in August 2020. This event triggered a $20.0 million milestone payment to the Company from Roche.  In August 2020, the EMA accepted the MAA filed by Roche for Evrysdi for the treatment of SMA, which triggered a $15.0 million milestone payment to the Company from Roche.  In October 2020, Chugai, a subsidiary of Roche, filed an NDA in Japan for Evrysdi for the treatment of SMA, which triggered a $7.5 million milestone payment to the Company from Roche. Under ASC Topic 606, the acceptance of the NDA filing resolved the uncertainty of whether the milestone was probable of being achieved. The Company recorded these three milestone payments as collaboration revenue for the year ended December 31, 2020.

The first commercial sale of Evrysdi in the EU was made in March 2021. This event triggered a $20.0 million milestone payment to the Company from Roche. The first commercial sale in Japan was made in August 2021, which was the final research and development milestone received by the Company. This event triggered a $10.0 million payment to the Company from Roche. In December 2021, the Company recorded its first sales milestone of $25.0 million for the achievement of $500.0 million in worldwide annual net sales from Evrysdi. The Company recorded these three milestone payments as collaboration revenue for the year ended December 31, 2021.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

In September 2022, the Company recognized a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of December 31, 2022. The remaining potential sales milestones as of December 31, 2022 is $250.0 million upon achievement of certain sales events. As of December 31, 2022, the Company does not have any remaining research and development milestones that can be received.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the years ended December 31, 2022, 2021, and 2020 the Company has recognized $113.5 million, $54.6 million, and $4.8 million of royalty revenue related to Evrysdi, respectively.

14. Income taxes

The loss from operations before tax benefit (expense) consisted of the following for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Domestic	$(591,126)	$(487,726)	$(452,475)
Foreign	3,639	(30,614)	49,543
Total	$(587,487)	$(518,340)	$(402,932)

The Income Tax Provision consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	(4,224)	(3,844)	(24,984)
Foreign	(1,582)	(1,340)	(4,372)
Deferred:
U.S. Federal	23,689	—	—
U.S. State and Local	10,587	(377)	(5,872)
Foreign	—	—	—
Total tax benefit (expense)	$28,470	$(5,561)	$(35,228)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021	2020
Federal income tax provision at statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	3.07	(0.74)	(3.31)
Permanent differences	(1.83)	(4.06)	(6.66)
Research and development	5.89	4.50	4.93
Change in valuation allowances	(23.36)	(29.03)	(26.40)
Change in deferred tax assets	(0.10)	12.05	2.93
Foreign tax rate differential	(0.17)	0.01	0.72
Tax rate change	0.34	0.01	(1.46)
(Accrual) Release of uncertain tax positions	—	(4.78)	(0.61)
Other	—	(0.03)	0.12
Effective income tax rate	4.84%	(1.07)%	(8.74)%

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

	December 31,
	2022	2021
Assets:
Noncurrent deferred income taxes	$—	$—
Liabilities:
Noncurrent deferred income taxes	(102,834)	(137,110)
Deferred income taxes - net	$(102,834)	$(137,110)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Accrued expense	$2,124	$8,208
Amortization	52,532	87,998
Federal tax credits	174,802	142,595
State tax credits	9,787	8,054
Federal net operating losses	69,957	76,589
State net operating losses	10,316	9,159
Foreign net operating losses	4,837	3,316
Capitalized research and development costs	110,219	241
Share based compensation and other	27,054	15,273
Liability for sale of future royalties	185,589	148,503
Noncash interest expense	30,160	26,040
Other comprehensive loss	(719)	143
Total gross deferred tax assets	676,658	526,119
Less valuation allowance	(672,172)	(525,570)
Total deferred tax assets, net of valuation allowance	$4,486	$549
Deferred tax liabilities:
Depreciation	$(4,486)	$(549)
Indefinite lived intangible	(102,834)	(137,110)
Total gross deferred tax liabilities	(107,320)	(137,659)
Net deferred tax assets (liabilities)	$(102,834)	$(137,110)

For the year ended December 31, 2022, the Company generated taxable income in the U.S. of $61.6 million.  The Company has not recorded any federal income tax provision after considering the federal NOL, section 250 deduction, available general business credits, and foreign tax credits. The Company recorded a state income tax provision of $4.2 million which is primarily attributable to state income taxes paid in the current year.

At December 31, 2022 and 2021, the Company recorded a valuation allowance against its net deferred tax assets of $672.2 million and $525.6 million, respectively. The change in the valuation allowance during the years ended December 31, 2022 and 2021 was $146.6 million and $146.0 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2022, the Company had $333.1 million and $164.9 million of federal and state net operating loss carryforwards, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

As of December 31, 2022, research and development credit carryforward for federal purposes is $29.0 million. In addition, the Orphan Drug Credit Carryover available as of December 31, 2022 is $145.8 million. The Company’s federal credit carryforwards could begin to expire in 2023 if not otherwise utilized as projected.

As a result of U.S. tax reform legislation, federal net operating losses generated in 2018 carryforward indefinitely. State net operating loss carryforwards begin to expire in 2037. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in June of 2013. Accordingly, about $231.5 million of the Company’s NOL carryforwards are limited and the Company can only use $16.7 million for the first five years from the ownership change and $5.7 million per year going forward. Therefore, $169.2 million of the NOL’s will be freed up over the next 10 years and $62.3 million are expected to expire unused which are not included in the deferred tax assets listed above. At December 31, 2020, the Company utilized $364.1 million of NOLs of which $97.7 million was the section 382 NOL. The Company did not utilize any NOLs in the year ended December 31, 2021. At December 31, 2022, the Company utilized $49.3 million of NOLs of which $11.4 million is section 382 NOL. At December 31, 2022, there is $333.1 million available for immediate use and an additional $5.7 million will free up in 2023.

The income tax benefit (expense) for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of the IPR&D assets becoming partially amortizable in 2022, foreign taxes, the impact of temporary difference, including the updated section 174,  the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance.

Under the 2017 Tax Cuts and Jobs Act, the ability to currently deduct qualifying research and experimental costs under section 174, as well as software development costs, are eliminated for tax years beginning after December 31, 2021. Under the new rule, these costs must be capitalized and amortized over a five-year or fifteen-year period, depending on whether the research is conducted in the U.S. or abroad, respectively. The rule became effective for the Company during the year, and resulted in an increased current taxable income of the Company by $450.1 million for the tax year ended December 31, 2022.

The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2022, the Company recorded unrecognized tax benefits in the amount of $27.2 million including interest and penalties through 2022. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company is currently under a wage tax audit in Germany for tax years 2018 through 2021. Although the outcome of tax audits is always uncertain, the company does not expect any adjustment to result for these years as of December 31, 2022.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. As of December 31, 2022, for purposes of ASC 740-10-25-3, the Company had $65.1 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Unrecognized Tax Benefits

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2021	27,217
Additions based on tax positions related to the current year	—
Balance at December 31, 2022	$27,217

Uncertain tax positions, for which management's assessment is that there is a more than 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subject to certain recognition and measurement criteria. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. The Company develops its cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment, and assistance from professional advisors. The Company re-evaluates these uncertain tax positions on a quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

For the year ended December 31, 2022, the Company did not record any unrecognized tax benefits. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months, the Company is unable to estimate the amount of any such change.

The Company records penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. The Company has not recorded any interest and penalties related to uncertain tax positions for the year ended December 31, 2022, in the accompanying consolidated balance sheet.  Future changes in the Company’s unrecognized tax benefits will affect the Company’s annual effective tax rate.

15. Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (“Wellcome Trust”) for the research and development of small molecule compounds in connection with its

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology platform funding agreement, to the extent that the Company develops and commercializes certain program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. During the year ended December 31, 2022, the Company incurred $2.5 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, which is recorded in other long-term liabilities on the balance sheet and will be payable upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. Additional milestone payments of up to an aggregate of $14.5 million may become payable by the Company to Wellcome Trust under this agreement.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $28.5 million, $24.5 million which was paid and $4.0 million which was accrued as of December 31, 2022. The Company’s obligation to make such payments would end upon its payment to the SMA Foundation of an aggregate of $52.5 million.

Pursuant to the asset purchase agreement ("Asset Purchase Agreement") between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC) (“Marathon”), Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon received a $50.0 million sales-based milestone during the year ended December 31, 2022.

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

December 31, 2022

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

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company paid the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement in the year ended December 31, 2022.

On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, including certain compounds that the Company has begun to develop as part of its Bio-e platform, pursuant to an asset purchase agreement by and between the Company and BioElectron, dated October 1, 2019 (the “BioElectron Asset Purchase Agreement”). BioElectron was a private company with a pipeline focused on inflammatory and central nervous system (CNS) disorders. The lead program, vatiquinone, is in late stage development for CNS disorders with substantial unmet need and significant commercial opportunity that are complementary to PTC’s existing pipeline.

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

Subject to the terms and conditions of the Censa Merger Agreement, former Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU, if achieved, in cash or shares of the Company’s common stock.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

The Company also has the Tegsedi-Waylivra Agreement for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement.

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty payments associated with Translarna, Emflaza, and Upstaza net product revenue, payable quarterly or annually in accordance with the terms of the related agreements.

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

16. Geographic information

The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2022
	United States	Non-US	Total
Total assets	$1,473,770	$231,849	$1,705,619
Fixed assets, net	$71,754	$836	$72,590
Revenue	$498,567	$200,234	$698,801

	Year Ended December 31, 2021
	United States	Non-US	Total
Total assets	$1,744,225	$193,831	$1,938,056
Fixed assets, net	$51,626	$959	$52,585
Revenue	$297,005	$241,588	$538,593

17. 401(k) plan

The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided an 100% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2022, 2021 and 2020, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $8.4 million, $6.6 million, and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

18. Intangible assets and goodwill

Definite-lived intangibles

Definite lived intangible assets consisted of the following at December 31, 2022 and 2021:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Definite lived	December 31,		Indefinite Lived to		currency	December 31,
intangibles assets, gross	2021	Additions	Definite Lived	Impairment	translation	2022
Emflaza	$291,875	$128,378	$—	$—	$—	$420,253
Waylivra	9,904	—	—	—	(588)	9,316
Tegsedi	4,060	3,240	—	—	(191)	7,109
Upstaza	—	—	89,550	—	—	89,550
Total definite lived intangibles, gross	$305,839	$131,618	$89,550	$—	$(779)	$526,228

	Ending Balance at		Foreign	Ending Balance at
Definite lived	December 31,		currency	December 31,
intangibles assets, accumulated amortization	2021	Amortization	translation	2022
Emflaza	$(154,594)	$(111,429)	$—	$(266,023)
Waylivra	(1,821)	(1,020)	90	(2,751)
Tegsedi	(1,083)	(685)	59	(1,709)
Upstaza	—	(3,420)	—	(3,420)
Total definite lived intangibles, accumulated amortization	$(157,498)	$(116,554)	$149	$(273,903)

Total definite lived intangibles, net				$252,325

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the year ended December 31, 2022, milestone payments of $128.4 million were recorded, which included a $50.0 million sales-based milestone. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of December 31, 2022, a milestone payable to Marathon of $32.8 million was recorded on the balance sheet within accounts payable and accrued expenses.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets, respectively. For the year ended December 31, 2022, royalty payments of $3.2 million were recorded for Tegsedi. As of December 31, 2022, a royalty payable of $0.5 million for Tegsedi was recorded on the balance sheet within accounts payable and accrued expenses.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

For the years ended December 31, 2022, 2021, and 2020, the Company recognized amortization expense of $116.6 million, $54.8 million, and $36.9 million respectively, related to the Emflaza rights, Waylivra, Tegsedi, and Upstaza intangible assets.

The estimated future amortization of the Emflaza rights, Waylivra, Tegsedi, and Upstaza intangible assets is expected to be as follows:

As of December 31, 2022
2023	$142,324
2024	30,609
2025	9,352
2026	9,352
2027 and thereafter	60,688
Total	$252,325

The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2022 is 4.9 years.

Indefinite-lived intangibles

Indefinite lived intangible assets consisted of the following at December 31, 2022 and 2021:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Indefinite lived	December 31,		Indefinite Lived to		currency	December 31,
intangibles assets	2021	Additions	Definite Lived	Impairment	translation	2022
Upstaza	$358,700	$—	$(89,550)	$(33,384)	$—	$235,766
PTC-FA	112,500	—	—	—	—	112,500
PTC-AS	105,300	—	—	—	—	105,300
Total indefinite lived intangibles	$576,500	$—	$(89,550)	$(33,384)	$—	$453,566

Total intangible assets, net						$705,891

In connection with the acquisition of the Company’s gene therapy platform from Agilis, the Company acquired rights to Upstaza, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. The gene therapy platform also includes PTC-FA, an asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including PTC-AS for Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2022

(In thousands except share and per share amount)

intangible assets until the successful completion or abandonment of the associated research and development efforts. The value allocated to the indefinite lived intangible assets was $576.5 million. With the approval of Upstaza by the European Commission in July 2022, $89.6 million was reclassified from indefinite lived intangible assets to definite lived intangible assets.

The Company performed an annual test for its indefinite-lived intangible assets as of October 1, 2022. In the fourth quarter of 2022, the Company recorded a partial impairment on the Upstaza indefinite lived intangible asset of $33.4 million, which is recorded as intangible asset impairment in the statement of operations. The impairment was related to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments.  To calculate the impairment amount, the Company utilized a discounted cash flow model under the income method, which primarily utilized Level 3 fair value inputs. The discount rate utilized in the discounted cash flow model was 15%, and the weighted average probability of success was 88%. As of December 31, 2022, the remaining balance of the Upstaza indefinite lived intangible asset is $235.8 million. No impairments were identified for the Company’s additional gene therapy portfolio pertaining to PTC-FA and PTC-AS.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of December 31, 2022 and 2021 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2022. The Company’s single reporting unit had a negative carrying value and thus the Company determined there was no impairment of goodwill.

19. Subsequent events

In February 2023, the Company completed enrollment of its Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and in accordance with the Censa Merger Agreement, the Company is obligated to pay a $30.0 million development milestone to the former Censa securityholders, which the Company has the option to pay in cash or shares of its common stock.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit)/ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

February 21, 2023

Item 9B.   Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.   Executive Compensation

The information required by this item (other than the information required by Item 402(v) of Regulation S-K) as set forth in under the captions “Executive Compensation”, “2022 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

●	Reports of independent registered public accounting firm
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
●	Notes to Consolidated Financial Statements

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

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on July 29, 2021)

3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2022)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on February 22, 2022)

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

10.8+	PTC Therapeutics, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2022)

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

10.18+	Form of Incentive Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan**

10.19+	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan**

10.20+	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan—Non-employee Director**

10.21+	Form of Restricted Stock Unit Agreement under Amended and Restated 2013 Long Term Incentive Plan**

10.22†

Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.23*	Amendments to the Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited**

10.24+

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
10.26+

Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.27†

Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.28†

Commercial Manufacturing Agreement, dated as of September 18, 2015, as amended, by and between Alcami Corporation (f/k/a/ AAI Pharma Services Corp.) and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 3, 2022)

10.29+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.30†

License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.31*

License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.42 on Form 10-K filed by Registrant on March 2, 2020)

10.32†

Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.33	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2021)

10.34+	Employment Agreement, as amended, between the Registrant and Emily Hill (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.35*

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

10.37+	2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.38+

Form of Inducement Option Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

Exhibit Number	Description of Exhibit
10.39+

Form of Inducement Restricted Stock Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.40+	Amendment No. 1 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.41+

Amendment No. 2 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.42+	Amendment No. 3 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-268851), of the Registrant)

10.43*

First Amendment to Lease Agreement dated as of October 7, 2019 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

10.44*

Second Amendment to Lease Agreement dated as of March 25, 2020 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 30, 2020)

10.45*

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

10.47+	Employment Agreement, as amended, between the Registrant and Matthew Klein (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant on February 22, 2022)

10.48+	Employment Agreement, as amended, between the Registrant and Eric Pauwels (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.49*

Rights Exchange Agreement, by and among PTC Therapeutics, Inc., the Rightholders set forth therein, and, for the limited purposes set forth therein, Shareholder Representatives Services LLC, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 30, 2020)

10.50

At the Market Offering Sales Agreement, dated August 7, 2019, among PTC Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 7, 2019)

10.51*

Lease Agreement dated May 24, 2022, between Warren CC Acquisitions, LLC and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on August 4, 2022)

Exhibit Number	Description of Exhibit
10.52

Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Registrant on August 4, 2022)

10.53*

Letter Agreement re: Collaboration and License Agreement, dated July 25, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on October 27, 2022)

10.54*

Letter Agreement re: Collaboration and License Agreement, dated September 14, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on October 27, 2022)

10.55*

Credit Agreement dated as of October 27, 2022, among PTC Therapeutics, Inc., as the Borrower, each subsidiary of the Borrower from time to time party thereto, as Guarantors, the Lenders from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent**

10.56	Stock Purchase Agreement, dated as of October 27, 2022 by and among the investors listed therein and PTC Therapeutics, Inc.**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

††	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
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

PTC THERAPEUTICS, INC.

Date:	February 21, 2023	By:	/s/ STUART W. PELTZ
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

Dated:	February 21, 2023	By:	/s/ STUART W. PELTZ
Stuart W. Peltz
Chief Executive Officer and Director

Dated:	February 21, 2023	By:	/s/ EMILY HILL
Emily Hill
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 21, 2023	By:	/s/ CHRISTINE UTTER
Christine Utter
Chief Accounting Officer
(Principal Accounting Officer)

Dated:	February 21, 2023	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler
Director

Dated:	February 21, 2023	By:	/s/ ALLAN JACOBSON
Allan Jacobson
Director

Dated:	February 21, 2023	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey
Director

Dated:	February 21, 2023	By:	/s/ EMMA REEVE
Emma Reeve
Director

Dated:	February 21, 2023	By:	/s/ MARY SMITH
Mary Smith
Director

Dated:	February 21, 2023	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell
Director

Dated:	February 21, 2023	By:	/s/ GLENN D. STEELE
Glenn D. Steele
Director

Dated:	February 21, 2023	By:	/s/ ALETHIA YOUNG
Alethia Young
Director

Dated:	February 21, 2023	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis
Director