Form 10-K/A
period 2022-12-31
PTC THERAPEUTICS, INC.
filed 2023-03-08
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,129,532,394. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of PTC Therapeutics, Inc. (the “Company”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023 (the “Original Filing”), is being filed solely for the purpose of amending Item 15, Exhibits and Financial Statement Schedules, of Part IV, to add reference to new Exhibits 10.57, 10.58 and 10.59. References in the exhibit index to these exhibits, which are incorporated by reference to prior filings by the Company with the SEC, were inadvertently omitted from the Original Filing due to an administrative error.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed as exhibits to this Amendment No. 1.

This Amendment No. 1 does not update or amend the Company’s financial statements or any other items in the Original Filing in any way other than as described in the preceding paragraphs, and the Original Filing, as amended by this Amendment No. 1, continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment.

Exhibits

Those exhibits required to be filed with the Annual Report on Form 10-K by Item 601 of Regulation S-K are listed in the exhibit index below.

Exhibit Index

Exhibit Number	Description of Exhibit
2.1††	Asset Purchase Agreement, dated March 15, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 16, 2017)

2.2	Amendment to Asset Purchase Agreement, dated April 20, 2017, between PTC Therapeutics, Inc. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 20, 2017)

2.3†	Agreement and Plan of Merger, dated July 19, 2018, by and among PTC Therapeutics, Inc., Agility Merger Sub, Inc., Agilis Biotherapeutics, Inc. and, solely in its capacity as equityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on July 19, 2018)

2.4*	Asset Purchase Agreement by and between PTC Therapeutics, Inc. and BioElectron Technology Corporation, dated October 1, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2019)

2.5*	Agreement and Plan of Merger, dated May 5, 2020, by and among PTC Therapeutics, Inc., Hydro Merger Sub, Inc., Censa Pharmaceuticals Inc. and, solely in its capacity as securityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 6, 2020)

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on July 29, 2021)

3.2	Amended and Restated Bylaws of the Registrant, effective December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2022)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on February 22, 2022)

4.2	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit
4.3	Indenture (including Form of Notes), dated as of September 20, 2019, by and between PTC Therapeutics, Inc. and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 20, 2019)

10.1+	2009 Equity and Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.2+	Form of Notice of Award for Incentive Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.3+	Form of Notice of Award for Nonstatutory Stock Option under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.4+	Form of Restricted Stock Agreement under 2009 Equity and Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.5+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.6+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.8+	PTC Therapeutics, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2022)

10.9+	Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.10+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2013/2014 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.11+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2022 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.12+	Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.13+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

Exhibit Number	Description of Exhibit
10.14+	Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.15+	Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2022 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.16+	Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2022 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.17+	Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.18+	Form of Incentive Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.19+	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.20+	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.21+	Form of Restricted Stock Unit Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.22†	Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.23*	Amendments to the Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.24+	Amended and Restated Employment Agreement between the Registrant and Stuart W. Peltz (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.25+	Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.26+	Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

Exhibit Number	Description of Exhibit
10.27†	Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.28†	Commercial Manufacturing Agreement, dated as of September 18, 2015, as amended, by and between Alcami Corporation (f/k/a/ AAI Pharma Services Corp.) and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 3, 2022)

10.29+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.30†	License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.31*	License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.42 on Form 10-K filed by Registrant on March 2, 2020)

10.32†	Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.33	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2021)

10.34+	Employment Agreement, as amended, between the Registrant and Emily Hill (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.35*	Lease Agreement dated as of August 3, 2019, by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.36	Irrevocable Standby Letter of Credit, dated September 3, 2019, issued by HSBC Bank USA, N.A. in favor of Bristol-Myers Squibb Company for the Account of PTC Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.37+	2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.38+	Form of Inducement Option Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.39+	Form of Inducement Restricted Stock Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

Exhibit Number	Description of Exhibit
10.40+	Amendment No. 1 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.41+	Amendment No. 2 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.42+	Amendment No. 3 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-268851), of the Registrant)

10.43*	First Amendment to Lease Agreement dated as of October 7, 2019 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

10.44*	Second Amendment to Lease Agreement dated as of March 25, 2020 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 30, 2020)

10.45*	License Agreement dated as of February 8, 2016, as amended, by and between Shiratori Pharmaceutical Co. Ltd. and Censa Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.46*	Royalty Purchase Agreement, dated as of July 17, 2020, by and among PTC Therapeutics, Inc., RPI 2019 Intermediate Finance Trust, and, solely for the limited purposes set forth therein, Royalty Pharma PLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.47+	Employment Agreement, as amended, between the Registrant and Matthew Klein (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant on February 22, 2022)

10.48+	Employment Agreement, as amended, between the Registrant and Eric Pauwels (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.49*	Rights Exchange Agreement, by and among PTC Therapeutics, Inc., the Rightholders set forth therein, and, for the limited purposes set forth therein, Shareholder Representatives Services LLC, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 30, 2020)

10.50	At the Market Offering Sales Agreement, dated August 7, 2019, among PTC Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 7, 2019)

10.51*	Lease Agreement dated May 24, 2022, between Warren CC Acquisitions, LLC and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on August 4, 2022)

10.52	Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Registrant on August 4, 2022)

Exhibit Number	Description of Exhibit
10.53*	Letter Agreement re: Collaboration and License Agreement, dated July 25, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on October 27, 2022)

10.54*	Letter Agreement re: Collaboration and License Agreement, dated September 14, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on October 27, 2022)

10.55*	Credit Agreement dated as of October 27, 2022, among PTC Therapeutics, Inc., as the Borrower, each subsidiary of the Borrower from time to time party thereto, as Guarantors, the Lenders from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.56	Stock Purchase Agreement, dated as of October 27, 2022 by and among the investors listed therein and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.57	Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333 188657), of the Registrant)

10.58†	License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333 188657), of the Registrant)

10.59†	Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333 188657), of the Registrant)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description of Exhibit
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporate by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

††	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

†	Confidential treatment has been granted for certain portions that are omitted from this exhibit. The omitted information has been filed separately with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the registrant’s application for confidential treatment. In addition, schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.

+	Management contract, compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTC Therapeutics, Inc.

Date: March 8, 2023	By:	/s/ STUART W. PELTZ
Stuart W. Peltz, Ph.D.
Chief Executive Officer (Principal Executive Officer)