Form 10-Q
period 2023-03-31
PTC THERAPEUTICS, INC.
filed 2023-04-27
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 25, 2023, there were 74,190,700 shares of Common Stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors as well as in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$167,495	$279,834
Marketable securities	118,808	130,871
Trade and royalty receivables, net	201,867	155,614
Inventory, net	26,649	21,808
Prepaid expenses and other current assets	98,573	105,658
Total current assets	613,392	693,785
Fixed assets, net	79,492	72,590
Intangible assets, net	686,205	705,891
Goodwill	82,341	82,341
Operating lease ROU assets	99,531	102,430
Deposits and other assets	47,878	48,582
Total assets	$1,608,839	$1,705,619
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$332,091	$320,366
Deferred revenue	214	1,351
Operating lease liabilities- current	9,598	9,370
Finance lease liabilities- current	1,857	3,000
Liability for sale of future royalties- current	97,874	72,149
Total current liabilities	441,634	406,236
Long-term debt	572,091	571,722
Contingent consideration payable	166,400	164,000
Deferred tax liability	102,831	102,834
Operating lease liabilities- noncurrent	100,442	100,860
Finance lease liabilities- noncurrent	17,184	18,675
Liability for sale of future royalties- noncurrent	665,677	685,737
Other long-term liabilities	141	2,641
Total liabilities	2,066,400	2,052,705
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 74,012,034 shares at March 31, 2023. Authorized 250,000,000 shares; issued and outstanding 73,104,692 shares at December 31, 2022.	73	72
Additional paid-in capital	2,339,886	2,305,020
Accumulated other comprehensive (loss) income	(1,587)	4,796
Accumulated deficit	(2,795,933)	(2,656,974)
Total stockholders’ deficit	(457,561)	(347,086)
Total liabilities and stockholders’ deficit	$1,608,839	$1,705,619

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product revenue	$187,557	$129,832
Collaboration revenue	6	7
Royalty revenue	30,831	18,896
Manufacturing revenue	1,988	—
Total revenues	220,382	148,735
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	14,144	10,135
Amortization of acquired intangible assets	39,415	23,473
Research and development	195,124	140,078
Selling, general and administrative	86,914	73,271
Change in the fair value of deferred and contingent consideration	2,400	(11,700)
Total operating expenses	337,997	235,257
Loss from operations	(117,615)	(86,522)
Interest expense, net	(27,331)	(23,514)
Other income (expense), net	9,956	(11,855)
Loss before income tax expense	(134,990)	(121,891)
Income tax expense	(3,969)	(4,835)
Net loss attributable to common stockholders	$(138,959)	$(126,726)
Weighted-average shares outstanding:
Basic and diluted (in shares)	73,729,284	71,215,105
Net loss per share—basic and diluted (in dollars per share)	$(1.88)	$(1.78)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended March 31,
	2023	2022
Net loss	$(138,959)	$(126,726)
Other comprehensive income (loss) :
Unrealized gain (loss) on marketable securities, net of tax	54	(2,913)
Foreign currency translation (loss) gain, net of tax	(6,437)	8,587
Comprehensive loss	$(145,342)	$(121,052)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended March 31, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Exercise of options	211,561	—	5,655	—	—	5,655
Restricted stock vesting and issuance, net	695,781	1	—	—	—	1
Share-based compensation expense	—	—	28,815	—	—	28,815
Receivable from investor	—	—	396	—	—	396
Net loss	—	—	—	—	(138,959)	(138,959)
Comprehensive loss	—	—	—	(6,383)	—	(6,383)
Balance, March 31, 2023	74,012,034	$73	$2,339,886	$(1,587)	$(2,795,933)	$(457,561)

				Accumulated
			Additional	other		Total
Three months ended March 31, 2022	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity (deficit)
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438
Exercise of options	97,188	—	2,444	—	—	2,444
Restricted stock vesting and issuance, net	411,627	—	—	—	—	—
Share-based compensation expense	—	—	26,589	—	—	26,589
Net loss	—	—	—	—	(126,726)	(126,726)
Comprehensive income	—	—	—	5,674	—	5,674
Balance, March 31, 2022	71,337,041	$71	$2,152,639	$(18,608)	$(2,224,683)	$(90,581)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(138,959)	$(126,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,825	26,314
Non-cash operating lease expense	2,942	1,908
Non-cash royalty revenue related to sale of future royalties	(13,237)	(8,113)
Non-cash interest expense on liability related to sale of future royalties	18,902	18,874
Change in valuation of deferred and contingent consideration	2,400	(11,700)
Unrealized loss (gain) on ClearPoint Equity Investments	39	1,049
Unrealized (gain) loss on ClearPoint convertible debt security	(59)	1,542
Unrealized (gain) loss on marketable securities- equity investments	(2,166)	6,477
Disposal of asset	—	79
Amortization of (discounts) premiums on investments, net	(85)	887
Deferred income taxes	(4)	—
Amortization of debt issuance costs	438	464
Share-based compensation expense	28,815	26,589
Unrealized foreign currency transaction (gains) losses, net	(10,057)	2,135
Changes in operating assets and liabilities:
Inventory, net	(4,612)	350
Prepaid expenses and other current assets	57,611	25,118
Trade and royalty receivables, net	(43,426)	(28,372)
Deposits and other assets	743	(510)
Accounts payable and accrued expenses	33,524	(30,680)
Other liabilities	(3,988)	(3,089)
Deferred revenue	(1,137)	—
Net cash used in operating activities	$(29,491)	$(97,404)
Cash flows from investing activities
Purchases of fixed assets	$(10,270)	$(9,312)
Purchases of marketable securities- available for sale	—	(39,035)
Sale and redemption of marketable securities- available for sale	12,500	167,101
Sale and redemption of marketable securities- equity investments	2,196	2,423
Acquisition of product rights and licenses	(33,397)	(72,134)
Net cash (used in) provided by investing activities	$(28,971)	$49,043
Cash flows from financing activities
Proceeds from exercise of options	5,655	2,444
Debt issuance costs related to senior secured term loan	(182)	—
Payment of finance lease principal	(1,379)	(1,276)
Net cash provided by financing activities	$4,094	$1,168
Effect of exchange rate changes on cash	(7,963)	1,653
Net decrease in cash and cash equivalents	(62,331)	(45,540)
Cash and cash equivalents, and restricted cash beginning of period	295,925	197,218
Cash and cash equivalents, and restricted cash end of period	$233,594	$151,678
Supplemental disclosure of cash information
Cash paid for interest	$12,956	$6,130
Cash paid for income taxes	2,215	1,987
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain (loss) on marketable securities, net of tax	$54	$(2,913)
Right-of-use assets obtained in exchange for operating lease obligations	—	587
Acquisition of product rights and licenses	19,406	12,589
Debt issuance costs related to senior secured term loan	45	—
Capital expenditures unpaid at the end of period	28	—
Milestone payable	32,500	—

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

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

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. The marketing authorization in the EEA was last renewed in June 2022 and is effective, unless extended, through August 5, 2023. In February 2023, the Company submitted a marketing authorization renewal request to the EMA. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. The Company expects an opinion from the Committee for Medicinal Products for Human Use in the second quarter of 2023.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA re-submission. The Company then had an informal meeting with the FDA, during which the Company discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, the Company plans to request an additional Type C meeting with the FDA in the near future to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

The Company has a pipeline of gene therapy product candidates for rare monogenic diseases that affect the central nervous system (“CNS”) including Upstaza (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the European Commission approved

Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. The Company is also preparing and anticipates submitting a biologics license application (“BLA”) to the FDA for Upstaza for the treatment of AADC deficiency in the United States. The Company is in the process of responding to the FDA’s queries and this could result in a shift in timing of its expected BLA submission for Upstaza from the second quarter to the third quarter of 2023.

The Company holds the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Tegsedi-Waylivra Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”), a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). The Company began to make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil in the second quarter of 2022 and it continues to make Tegsedi available in certain other countries within Latin America and the Caribbean through early access programs (“EAP Programs”). In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome (“FCS”) in Brazil and the Company began to make commercial sales of Waylivra in Brazil in the third quarter of 2022 while continuing to make Waylivra available in certain other countries within Latin America and the Caribbean through EAP Programs. In December 2022, ANVISA approved Waylivra for the treatment of familial partial lipodystrophy (“FPL”). Waylivra has also received marketing authorization in the EU for the treatment of FCS.

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA and the Company expects the EMA to make a regulatory decision on approval for a label expansion for Evrysdi to include infants under two months old with SMA in 2023. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. The Company expects interim data from the initial 12-week portion of the Phase 2 study in the second quarter of 2023.

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

The most advanced molecule in the Company’s metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. The Company initiated a registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”) in the third quarter of 2021 and expects results from Part 2 of this trial to be available in May 2023.

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

As of March 31, 2023, the Company had an accumulated deficit of approximately $2,795.9 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 (see Note 9), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, “at the market offering” of its common stock, its initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement dated as of July 17, 2020, by and among the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, solely for the limited purposes set forth therein, Royalty Pharma PLC (the “Royalty Purchase Agreement”) (see Note 2), net proceeds from the Company’s’ borrowings under its credit agreement with Blackstone (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, milestone and royalty payments from Roche, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2.        Summary of significant accounting policies

The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 21, 2023 (the "2022 Form 10-K"). Selected significant accounting policies are discussed in further detail below.

Basis of presentation

The accompanying financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2022 and notes thereto included in the 2022 Form 10-K.

In the opinion of management, the unaudited financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ (deficit) equity, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s leased biologics manufacturing facility in Hopewell Township, New Jersey. The amount of the letter of credit is $7.5 million, is to be maintained for a term of not less than five years and has the potential to be reduced to $3.8 million if after five years the Company is not in default of its lease. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit that was entered into during June 2022 in connection with obligations for the Company’s new facility lease in Warren, New Jersey. The amount of the letter of credit is $8.1 million and has the potential to be reduced to $4.1 million if after five years the Company is not in default of its lease. Both amounts are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letter of credit. Restricted cash also includes a bank guarantee of $0.5 million denominated in a foreign currency. Restricted cash also contains $50.0 million relating to funding the reserve account pursuant to the Blackstone Credit Agreement (as defined herein). This amount is included in prepaid and other current assets on the consolidated balance sheet. Refer to Note 9 for further details.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$167,495	$279,834
Restricted cash noncurrent included in deposits and other assets	16,099	16,091
Restricted cash current included in prepaid expenses and other current assets	50,000	—
Total Cash, cash equivalents and restricted cash per statement of cash flows	$233,594	$295,925

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three months ended March 31, 2023 and 2022, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	March 31, 2023	December 31, 2022
Raw materials	$1,097	$1,078
Work in progress	18,438	14,074
Finished goods	7,114	6,656
Total inventory	$26,649	$21,808

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three months ended March 31, 2023 and 2022, the Company recorded inventory write-downs of $0.1 million and $0.6 million, respectively, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three months ended March 31, 2023 and 2022, these amounts were immaterial.

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

For the three months ended March 31, 2023 and 2022, net product sales outside of the United States were $133.0 million and $81.2 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $115.1 million and $79.2 million of the net product sales outside of the United States for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, net product sales in the United States were $54.6 million and $48.6 million, respectively, consisting solely of sales of Emflaza. During the three months ended March 31, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $54.6 million, $44.6 million, and $25.9 million of net product sales, respectively. During the three months ended March 31, 2022, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $48.6 million and $25.8 million of net product sales, respectively.

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

For the three months ended March 31, 2023 and 2022, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three months ended March 31, 2023 and 2022, the Company has recognized $30.8 million and $18.9 million of royalty revenue, respectively, related to Evrysdi.

Manufacturing Revenue

The Company has manufacturing services related to the production of plasmid deoxyribonucleic acid (“DNA”) and adeno-associated virus (“AAV”) vectors for gene therapy applications for external customers. Performance obligations vary but may include manufacturing plasmid DNA and/or AAV vectors, material testing, stability studies, and other services related to material development. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service. Typically, the performance obligations within a manufacturing contract are highly interdependent, in which case, the Company will combine them into a single performance obligation. The Company has determined that the assets created have no alternative use to the Company, and the Company has an enforceable right to payment for the performance completed to date, therefore revenue related to these services are recognized over time and is measured using an output method based on performance of manufacturing milestones completed to date.

Manufacturing service contracts may also include performance obligations related to project management services or obtaining materials from third parties. The Company has determined that these are separate performance obligations for which revenue is recognized at the point in time the services are performed. For performance obligations related to obtaining third party materials, the Company has determined that it is the principal as the Company has control of the materials and has discretion in setting the price. Therefore, the Company recognizes revenue on a gross basis related to obtaining third party materials.

Certain arrangements require a portion of the contract consideration to be received in advance at the commencement of the contract, and such advance payment is initially recorded as a contract liability. A contract asset may be recognized in the event the Company’s satisfaction of performance obligations outpaces customer billings.

For the three months ended March 31, 2023, the Company recognized $2.0 million of manufacturing revenue related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations related to plasmid DNA and AAV vector production for external customers is $0.2 million and $1.4 million, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three months ended March 31, 2023 and 2022, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.4 million as of March 31, 2023 and $0.3 million as of December 31, 2022. Bad debt expense was immaterial for the three months ended March 31, 2023 and 2022.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI, and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement, which remaining milestone payments equal $250.0 million in the aggregate as of March 31, 2023. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended March 31, 2023.

Starting in 2022, TCJA amendments to IRC Section 174 no longer permits an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. As a result of this tax law change, the Company recorded a federal and state tax provision for the three months ended March 31, 2023, in the amount of $0.7 million and $2.9 million, respectively.

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

The Company plans on developing the Warren Premises into office and laboratory space. The Company is entitled to an allowance of approximately $36.2 million to be provided by the Warren Landlord to be used towards such improvements. The Landlord is providing the allowance to cover those assets that are real property improvements, such as structural components, roofs, flooring, etc., whose useful lives are typically longer in nature. The Company evaluated the leasehold improvements under ASC 842 and determined that the Company will be the owner of the improvements, and therefore the $36.2 million allowance and $5.0 million due from the Landlord were treated as lease incentives at the commencement of the lease and included in the calculation of the lease ROU asset and lease ROU liability, effectively reducing both at Commencement Date. In connection with the execution of the Warren Lease, the Company also committed to fund a construction account with $3.6 million to go towards the Company’s improvements of the Warren Premises. Subject to the terms of the Warren Lease, the Company has a right of first offer to purchase the Warren Premises if the Warren Landlord receives a bona fide third party offer to purchase the Warren Premises or the Warren Landlord decides to sell the Warren Premises

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The Company determined that the agreement was a finance lease, for which the Company recorded a finance lease ROU asset for $41.4 million and corresponding finance lease liability for $41.4 million at the onset of the lease agreement. Given that the leased asset is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730. Accordingly, the full $41.4 million relating to the finance lease ROU asset was written off and expensed to research and development during the year ended December 31, 2020. As of March 31, 2023, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $1.8 million and $17.2 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2022, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $18.7 million, respectively. Additionally, the Company recorded finance lease costs of $0.4 million and $0.4 million related to interest on the lease liability during the three months ended March 31, 2023 and 2022, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.9 years to 16.2 years and certain of the leases include renewal options to extend the lease for up to 20 years. Rent expense was $7.1 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Lease Cost
Fixed lease cost	$5,473	$4,126
Variable lease cost	1,353	1,076
Short-term lease cost	303	74
Total operating lease cost	$7,129	$5,276

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease terms - operating leases (years)	11.57	11.61
Weighted-average discount rate - operating leases	8.63%	8.61%
Weighted-average remaining lease terms - finance lease (years)	9.76	10.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,811	$3,411
Financing cash flows from finance lease	1,379	1,276
Operating cash flows from finance leases	1,621	1,724

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$587

Future minimum lease payments under non-cancelable leases as of March 31, 2023 were as follows:

	Operating Leases	Finance Lease
2023 (excludes the three months ended March 31, 2023)	$11,575	$—
2024	18,465	3,000
2025	20,434	3,000
2026	19,986	3,000
2027 and thereafter	193,792	18,000
Total lease payments	264,252	27,000
Less: Imputed Interest expense	154,212	7,959
Total	$110,040	$19,041

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of deposits and other assets on the consolidated balance sheet. During the three months ended March 31, 2023 and 2022, the Company recorded unrealized losses of $0.1 million and $1.0 million, respectively. These unrealized losses are components of other income (expense), net within the consolidated statement of operations. The fair value of the ClearPoint Equity Investments was $10.9 million and $11.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the three months ended March 31, 2023 and 2022, the Company recorded unrealized gains of $0.1 million and unrealized losses of $1.5 million, respectively. These unrealized gains and losses are components of other income (expense), net within the consolidated statement of operations. The fair value of the convertible debt security was $15.3 million and $15.2 million as of March 31, 2023 and December 31, 2022, respectively. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the ClearPoint Equity Investments and the ClearPoint convertible debt security, no other items included in deposits and other assets on the consolidated balance sheets are fair valued.

The Company has investments in mutual funds, including one that is denominated in a foreign currency. All of these are equity investments and are classified as marketable securities on the Company’s consolidated balance sheets. These equity investments are reported at fair value, as it is readily available, and as such are classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are included as components of other income (expense), net within the consolidated statement of operations. For the three months ended March 31, 2023 and 2022, the Company had unrealized gains of $2.2 million and unrealized losses of $6.5 million relating to the equity investments still held at the reporting date, respectively. For the three months ended March 31, 2023 and 2022, the Company had redemptions of $2.2 million and $2.4 million, respectively. For the three months ended March 31, 2023 and 2022, the Company had foreign currency unrealized gains of $0.3 million and $0.7 million, respectively, relating to these equity investments.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$10,249	$—	$10,249	$—
Marketable securities - equity investments	$108,559	$108,559	$—	$—
ClearPoint Equity Investments	$10,926	$10,926	$—	$—
ClearPoint convertible debt security	$15,290	$—	$15,290	$—
Contingent consideration payable- development and regulatory milestones	$85,500	$—	$—	$85,500
Contingent consideration payable- net sales milestones and royalties	$80,900	$—	$—	$80,900

	December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$22,610	$—	$22,610	$—
Marketable securities - equity investments	$108,261	$108,261	$—	$—
ClearPoint Equity Investments	$10,965	$10,965	$—	$—
ClearPoint convertible debt security	$15,231	$—	$15,231	$—
Contingent consideration payable- development and regulatory milestones	$82,500	$—	$—	$82,500
Contingent consideration payable- net sales milestones and royalties	$81,500	$—	$—	$81,500

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended March 31, 2023 and December 31, 2022.

The following is a summary of marketable securities accounted for as available for sale debt securities at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$10,689	$—	$(440)	$10,249
Total	$10,689	$—	$(440)	$10,249

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$12,419	$5	$—	$12,424
Corporate debt securities	10,685	—	(499)	10,186
Total	$23,104	$5	$(499)	$22,610

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three months ended March 31, 2023 and 2022, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three months ended March 31, 2023 and 2022, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

For the three months ended March 31, 2023, the Company did not have any realized gains or losses from the sale of available for sale debt securities. For the three months ended March 31, 2022, the Company had $0.1 million realized losses from the sale of available for sale debt securities.  Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of March 31, 2023 are as follows:

	March 31, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$—	—	(440)	10,249	(440)	$10,249
Total	$—	$—	$(440)	$10,249	$(440)	$10,249

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2022 are as follows:

	December 31, 2022
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$—	—	(499)	10,186	(499)	$10,186
Total	$—	$—	$(499)	$10,186	$(499)	$10,186

Available for sale debt securities at March 31, 2023 and December 31, 2022 mature as follows:

	March 31, 2023
	Less Than	More Than
	12 Months	12 Months
Corporate debt securities	$10,249	$—

Total	$10,249	$—

	December 31, 2022
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$12,424	$—
Corporate debt securities	—	10,186
Total	$12,424	$10,186

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at March 31, 2023 and December 31, 2022 was $326.2 million and $281.7 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of deferred and contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. On March 31, 2023, the weighted average discount rate for the development and regulatory milestones was 7.2% and the weighted average probability of success was 35%. The fair value of the net sales milestones and royalties is determined utilizing an option pricing model with Monte Carlo simulation to simulate a range of possible payment scenarios, and the average of the payments in these scenarios is then discounted to calculate present fair value. On March 31, 2023, the weighted average discount rate for the net sales milestones and royalties was 12.0% and the weighted average probability of success for the net sales milestones was 50%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the three months ended March 31, 2023 and March 31, 2022:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	3,000	(600)
Payments	—	—
Ending balance as of March 31, 2023	$85,500	$80,900

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2021	$139,300	$100,600
Additions	—	—
Change in fair value	(4,600)	(7,100)
Payments	—	—
Ending balance as of March 31, 2022	$134,700	$93,500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$85,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $331 million 25% - 92% 5.5% - 7.7% 2023 - 2029
Contingent considerable payable- net sales milestones and royalties	$80,900	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 100% 2% - 6% 12% 2025 - 2041

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$82,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $331 million 25% - 92% 6.2% - 8.3% 2023 - 2029
Contingent considerable payable- net sales milestones and royalties	$81,500	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 100% 2% - 6% 11.5% 2025 - 2041

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
Employee compensation, benefits, and related accruals	$36,417	$62,669
Income tax payable	5,730	4,712
Consulting and contracted research	22,547	38,882
Professional fees	4,216	3,093
Sales allowance	68,136	63,787
Sales rebates	94,296	67,355
Royalties	32,694	40,546

Accounts payable	26,311	27,268
Milestone payable	32,500	—
Other	9,244	12,054
Total	$332,091	$320,366

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three months ended March 31, 2023 and 2022. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of March 31, 2023.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023		2022
Numerator
Net loss	$(138,959)		$(126,726)
Denominator
Denominator for basic and diluted net loss per share	73,729,284		71,215,105
Net loss per share:
Basic and diluted	$(1.88)	*	$(1.78)	*

*     In the three months ended March 31, 2023 and 2022, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2023	2022
Stock Options	12,100,550	11,751,713
Unvested restricted stock awards and units	3,649,742	2,514,981
Total	15,750,292	14,266,694

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term

Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of March 31, 2023, awards for 6,598,348 shares of common stock are available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of March 31, 2023, awards for 1,699,326 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2023 through March 31, 2023, the Company issued a total of 863,410 stock options to various employees. Of those, 98,050 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2022	11,502,417	$43.33
Granted	863,410	$39.93
Exercised	(211,561)	$28.61
Forfeited/Cancelled	(53,716)	$52.25
Outstanding at March 31, 2023	12,100,550	$43.30	6.38	years	$102,959
Vested or Expected to vest at March 31, 2023	3,387,505	$47.15	8.44	years	$19,149
Exercisable at March 31, 2023	8,348,132	$41.68	5.44	years	$81,335

The fair value of grants made in the three months ended March 31, 2023 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended

March 31, 2023
Risk-free interest rate	3.54% - 3.88%
Expected volatility	54%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $21.18 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards and restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2023, through March 31, 2023, the Company issued a total of 1,861,235 restricted stock units to various employees. Of those, 42,755 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2022	2,516,336	$45.67
Granted	1,861,235	39.55
Vested	(701,066)	46.82
Forfeited	(26,763)	43.62
Unvested at March 31, 2023	3,649,742	$42.34

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three months ended March 31, 2023, the Company recorded $0.7 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$15,314	$13,034
Selling, general and administrative	13,501	13,555
Total	$28,815	$26,589

As of March 31, 2023, there was approximately $238.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.39 years.

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the three months ended March 31, 2023:

Three Months Ended March 31,
Liability for sale of future royalties- (current and noncurrent)	2023
Beginning balance as of December 31, 2022	$757,886
Less: Non-cash royalty revenue payable to RPI	(13,237)
Plus: Non-cash interest expense recognized	18,902
Ending balance	$763,551
Effective interest rate as of March 31, 2023	9.8%

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

All obligations under the Blackstone Credit Agreement are secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which the Company must remain in compliance. The Blackstone Credit Agreement also requires that the Company maintains consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon the Company consummating acquisitions meeting certain consolidated thresholds described therein. In addition, the Company will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein, including $50.0 million that the Company funded into the reserve account during the quarter ended March 31, 2023. The funds in the reserve account are available to prepay the Loans at any time at the Company’s option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for use by the Company subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

The following table sets forth total interest expense recognized related to the senior secured term loan:

Three Months Ended
March 31,
2023
Contractual interest expense	$9,178
Amortization of debt issuance costs	150
Total	$9,328
Effective interest rate	13.2%

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

The 2026 Convertible Notes consist of the following:

	March 31, 2023	December 31, 2022
Principal	$287,500	$287,500
Less: Debt issuance costs	(4,168)	(4,456)
Net carrying amount	$283,332	$283,044

As of March 31, 2023, the remaining contractual life of the 2026 Convertible Notes is approximately 3.5 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,069	$1,069
Amortization of debt issuance costs	288	283
Total	$1,357	$1,352
Effective interest rate	1.9%	1.9%

In April 2022, under the terms of the 2026 Convertible Notes Indenture, the Company paid additional interest on the 2026 Convertible Notes at a rate equal to 0.5% per annum, for a total interest payment of approximately $2.1 million, for the period beginning September 25, 2020 and ending March 14, 2022. This amount is not included in the table above, but was recorded as interest expense, net within the statement of operations for the three months ended March 31, 2022.

2022 Convertible Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.00% convertible senior notes due 2022, (the “2022 Convertible Notes”). On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$—	$1,110
Amortization of debt issuance costs	—	181
Total	$—	$1,291
Effective interest rate	—%	3.5%

10.        Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited ("Wellcome Trust") for the research and development of small molecule compounds in connection with the Company’s oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology program funding agreement, to the extent that the Company develops and commercializes program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. During the year ended December 31, 2022, the Company incurred $2.5 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, which is recorded in accounts payable and accrued expenses on the balance sheet and will be payable upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. Additional milestone payments of up to an aggregate of $14.5 million may become payable by the Company to Wellcome Trust under this agreement.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company is obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. Since inception, the SMA Foundation has earned $31.6 million, $24.5 million which was paid and $7.1 million which was accrued as of March 31, 2023. The Company’s obligation to make such payments would end upon the Company’s payment to the SMA Foundation of an aggregate of $52.5 million.

Pursuant to the asset purchase agreement ("Asset Purchase Agreement") between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC) (“Marathon”), Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. In addition, Marathon received a $50.0 million sales-based milestone during the three months ended March 31, 2022.

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

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company paid the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement in the year ended December 31, 2022. As of March 31, 2023, the remaining potential development and regulatory milestones is $331.0 million, and the remaining potential sales milestones is $150.0 million.

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

Subject to the terms and conditions of the Agreement and Plan of Merger, dated as of May 5, 2020 (the “Censa Merger Agreement”) by and among the Company, Hydro Merger Sub, Inc., the Company’s wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC (such merger pursuant thereto, the “Censa Merger”), former Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. Pursuant to the Censa Merger Agreement, the Company has the option to pay the initial $30.0 million development milestone, for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU, if achieved, in cash or shares of the Company’s common stock.

In February 2023, the Company completed enrollment of its Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  The Company has decided to exercise its option to pay the $30.0 development milestone in shares of its common stock less any cash payments made to Censa securityholders who are not accredited investors, certain cash payments made to former Censa optionholders and cash in lieu of fractional shares as calculated in accordance with the Censa Merger Agreement. Pursuant to the Censa Merger Agreement, the shares of common stock will be issued at a price of $44.9748 per share, or the volume-weighted average price of the Company’s common stock on the Nasdaq Global Select Market for the 30 consecutive trading days immediately prior to the second business day prior to the date that the milestone was achieved. The $30.0 million development milestone is recorded in accounts payable and accrued expense on the Company's consolidated balance sheet as of March 31, 2023.

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

During the three months ended March 31, 2023 and 2022, net product sales outside of the United States were $133.0 million and $81.2 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $115.1 million and $79.2 million of the net product sales outside of the United States for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, and 2022, net product sales in the United States were $54.6 million and $48.6 million, respectively, consisting solely of sales of Emflaza. During the three months ended March 31, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $54.6 million, $44.6 million, and $25.9 million of the net product sales, respectively. During the three months ended March 31, 2022, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $48.6 million and $25.8 million of the net product sales, respectively. For the three months ended March 31, 2023 and 2022, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company’s net product sales.

As of March 31, 2023 and December 31, 2022, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older.  As of March 31, 2023, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $250.0 million.

For the three months ended March 31, 2023 and 2022, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three months ended March 31, 2023 and 2022, the Company has recognized $30.8 and $18.9 million of royalty revenue related to Evrysdi, respectively.

Manufacturing Revenue

For the three months ended March 31, 2023, the Company recognized $2.0 million of manufacturing revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. No manufacturing revenue was recognized in the three months ended March 31, 2022. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Company has a contract liabilities balance of $0.2 million and $1.4 million, respectively, relating to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company did not have any contract assets for periods ended March 31, 2023 and December 31 2022. For three months ended March 31, 2023, the Company recognized $1.4 million of revenue related to the amounts included in the contract liability balance at the beginning of the period. For the three months ended March 31, 2022, the Company did not recognize any revenues related to the contract liability balance at the beginning of the period.

Remaining performance obligations

Remaining performance obligations represent the transaction price for goods the Company has yet to provide. As of March 31, 2023 and December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations related to plasmid DNA and AAV vector production for external customers is $0.2 million and $1.4 million, respectively. The Company expects to recognize revenue over the next one year, as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite lived intangible assets consisted of the following at March 31, 2023 and December 31, 2022:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Definite lived	December 31,		Indefinite Lived to		currency	March 31,
intangibles assets, gross	2022	Additions	Definite Lived	Impairment	translation	2023
Emflaza	$420,253	$17,515	—	—	—	$437,768
Waylivra	9,316	—	—	—	170	9,486
Tegsedi	7,109	2,001	—	—	131	9,241
Upstaza	89,550	—	—	—	—	89,550
Total definite lived intangibles, gross	$526,228	$19,516	$—	$—	$301	$546,045

	Ending Balance at		Foreign	Ending Balance at
Definite lived	December 31,		currency	March 31,
intangibles assets, accumulated amortization	2022	Amortization	translation	2023
Emflaza	$(266,023)	$(36,996)	$—	$(303,019)
Waylivra	(2,751)	(261)	(52)	(3,064)
Tegsedi	(1,709)	(292)	(36)	(2,037)
Upstaza	(3,420)	(1,866)	—	(5,286)
Total definite lived intangibles, accumulated amortization	$(273,903)	$(39,415)	$(88)	$(313,406)

Total definite lived intangibles, net				$232,639

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the three months ended March 31, 2023 and 2022, total milestone payments of $17.5 million and $62.1 million were recorded, respectively, which included a $50.0 million sales-based milestone during the three months ended March 31, 2022. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of March 31, 2023, a milestone payable to Marathon of $17.5 million was recorded on the balance sheet within accounts payable and accrued expenses.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the three months ended March 31, 2023 and 2022, royalty payments of $2.0 million and $0.4 million, respectively, were recorded for Tegsedi. As of March 31, 2023, a royalty payable of $2.0 million for Tegsedi was recorded on the balance sheet within accounts payable and accrued expenses. No royalties for Waylivra have been triggered to date.

For the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $39.4 million and $23.5 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of March 31, 2023
2023	$118,266
2024	33,462
2025	9,702
2026	9,702
2027 and thereafter	61,507
Total	$232,639

The weighted average remaining amortization period of the definite-lived intangibles as of March 31, 2023 is 5.0 years.

Indefinite-lived intangibles

Indefinite lived intangible assets consisted of the following at March 31, 2023 and December 31, 2022:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Indefinite lived	December 31,		Indefinite Lived to		currency	March 31,
intangibles assets	2022	Additions	Definite Lived	Impairment	translation	2023
Upstaza	$235,766	$—	$—	$—	$—	$235,766
PTC-FA	112,500	—	—	—	—	112,500
PTC-AS	105,300	—	—	—	—	105,300
Total indefinite lived intangibles	$453,566	$—	$—	$—	$—	$453,566

Total intangible assets, net						$686,205

In connection with the acquisition of the Company’s gene therapy platform from Agilis, the Company acquired rights to Upstaza, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. The gene therapy platform also includes PTC-FA, an asset targeting Friedreich ataxia, a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. Additionally, the gene therapy platform includes two other programs targeting CNS disorders, including PTC-AS for Angelman syndrome, a rare, genetic, neurological disorder characterized by severe developmental delays. As of March 31, 2023, there have been no changes to the indefinite lived intangible assets balance since the year ended December 31, 2022.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of March 31, 2023, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of March 31, 2023 is $82.3 million.

13.        Subsequent events

The Company has evaluated subsequent events and transactions through the filing date. There were no material events that impacted the consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2023, as amended, or our 2022 Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q and Part I, Item 1A. (Risk Factors) of our 2022 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Corporate Updates

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. Translarna also has marketing authorization in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. During the quarter ended March 31, 2023, we recognized $115.1 million in net sales from Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended March 31, 2023, we recognized $54.6 million in net sales from Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2022, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2023. In February 2023, we submitted a marketing authorization renewal request to the EMA. This marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. We expect an opinion from the Committee for Medicinal Products for Human Use in the second quarter of 2023.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We then had an informal meeting with the FDA, during which we discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, we plan to request an additional Type C meeting with the FDA in the near future to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

UpstazaTM (eladocagene exuparvovec)

We have a pipeline of gene therapy product candidates for rare monogenic diseases that affect the CNS, including Upstaza for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene, for patients 18 months and older within the EEA. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. We are also preparing a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, we held a Type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At such meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We completed these analyses and provided the results to the FDA for review.  We received initial feedback from the FDA on these data and we are in the process of responding to the FDA’s queries. This could result in a shift in timing of our expected BLA submission from the second quarter to the third quarter of 2023.

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

Evrysdi® (risdiplam)

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

Diversified Development Pipeline

Splicing Platform

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment. We expect interim data from the initial 12-week portion of the Phase 2 study in the second quarter of 2023.

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

Metabolic Platform

The most advanced molecule in our metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. We initiated a registration-directed Phase 3 trial for sepiapterin for PKU in the third quarter of 2021 with the primary endpoint in the study of achieving statistically-significant reduction in blood Phe level. The primary analysis population includes those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. In January 2023, we announced preliminary data from the Part 1 run-in phase of this trial, including that the mean reduction in blood Phe levels in an initial cohort of subjects during the Part 1 would be recognized as clinically meaningful if maintained in Part 2 of the  trial. We expect results from Part 2 of this trial to be available in May 2023.

Oncology Platform

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

COVID 19 Impact

The global pandemic caused by a strain of novel coronavirus, COVID-19, has impacted the timing of certain of our clinical trials and regulatory submissions as well as other aspects of our business operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects. For additional information, see “Item 1A. Risk Factors - We face risks related to health epidemics and other widespread outbreaks of contagious disease, which have previously, and may once again, delay our ability to complete our ongoing clinical trials and initiate future clinical trials, disrupt regulatory activities and have other adverse effects on our business and operations, including the novel coronavirus (COVID 19) pandemic, which disrupted, and may continue to disrupt, our operations and may significantly impact our operating results. In addition, the COVID 19 pandemic has caused substantial disruption in the financial markets and economies, which could result in adverse effects on our business and operations.” in our 2022 Annual Report.

Funding

The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. Our revenues are primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs and from sales of Emflaza for the treatment of DMD in the United States. We have also recognized revenue from sales of Upstaza for the treatment of AADC deficiency in the EEA and have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program.

To date, we have financed our operations primarily through our offering of  the 1.50% convertible senior notes due 2026, or the 2026 Convertible Notes, our public offerings of common stock in February 2014, in October 2014, in April 2018, in January 2019, and in September 2019, the common stock issued in our “at the marketing offering”, our initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement (as defined below), net proceeds from our borrowings under the Blackstone Credit Agreement (as defined below), private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement, under our SMA program.

In October 2022, we entered into a credit agreement, or the Blackstone Credit Agreement, for fundings of up to $950.0 million consisting of a committed loan facility consisting of a senior secured term loan facility funded on October 27, 2022, or the Closing Date, in the aggregate principal amount of $300.0 million, and a delayed draw term loan facility of up to $150.0 million to be funded at our request within 18 months of the Closing Date subject to specified conditions, and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ (as defined below) agreement to provide such additional financing and to mutual agreement on terms among us and certain of our subsidiaries, or, collectively with us, the Loan Parties, and funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit, or collectively, Blackstone, and such lenders, together with their permitted assignees, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2023, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of March 31, 2023.

As of March 31, 2023, we had an accumulated deficit of $2,795.9 million. We had a net loss of $139.0 million and $126.7 million for the three months ended March 31, 2023 and 2022, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are also preparing and anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States. We are in the process of responding to the FDA’s queries and this could result in a shift in timing of our expected BLA submission for Upstaza from the second quarter to the third quarter of 2023. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

We expect to pay the former equityholders of Agilis $20.0 million in regulatory milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency. We are in the process of responding to the FDA’s queries and this could result in a shift in timing of our expected BLA submission for Upstaza from the second quarter to the third quarter of 2023. In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, we are obligated to pay a $30.0 million development milestone to the former Censa securityholders. We have decided to exercise our option to pay this milestone in shares of our common stock less any cash payments made to Censa securityholders who are not accredited investors, certain cash payments made to former Censa optionholders and cash in lieu of fractional shares as calculated in accordance with the Censa Merger Agreement. Pursuant to the Censa Merger Agreement, the shares of common stock will be issued at a price of $44.9748 per share, or the volume-weighted average price of our common stock on the Nasdaq Global Select Market for the 30 consecutive trading days immediately prior to the second business day prior to the date that the milestone was achieved. We also expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate in cash upon the potential achievement in 2023 of certain development and regulatory milestones relating to sepiapterin.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2022 Annual Report. There were no material changes to these obligations and commitments during the period ended March 31, 2023. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended March 31, 2023 and 2022, net product sales outside of the United States were $133.0 million and $81.2 million, respectively consisting of sales of Translarna, Tegsedi, Waylivra and Upstaza. Translarna net revenues made up $115.1 million and $79.2 million of the net product sales outside of the United States for the three months ended March 31, 2023 and 2022, respectively.  For the three months ended March 31, 2023 and 2022, net product sales in the United States were $54.6 million and $48.6 million, respectively, consisting solely of sales of Emflaza. During the three months ended March 31, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $54.6 million, $44.6 million, and $25.9 million of net product sales, respectively. During the three months ended March 31, 2022, two countries, the United States and Brazil, accounted for at least 10% of our net product sales, representing $48.6 million and $25.8 million of net product sales, respectively.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of March 31, 2023, we had recognized a total of $210.0 million in milestone payments and $203.7 million royalties on net sales pursuant to the SMA License Agreement. As of March 31, 2023, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of March 31, 2023 are $250.0 million upon achievement of certain sales events.

For the three months ended March 31, 2023 and 2022, the amounts relating to collaboration revenue related to the SMA License Agreement were immaterial. There were no milestones triggered from Roche in the three months ending March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, we have recognized $30.8 million and $18.9 million of royalty revenue, respectively, related to Evrysdi.

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

Manufacturing Revenue. We have manufacturing services related to the production of plasmid deoxyribonucleic acid, or DNA, and adeno-associated virus, or AAV, vectors for gene therapy applications for external customers. Performance obligations vary but may include manufacturing plasmid DNA and/or AAV vectors, material testing, stability studies, and other services related to material development. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service. Typically, the performance obligations within a manufacturing contract are highly interdependent, in which case, we will combine them into a single performance obligation. We have determined that the assets created have no alternative use to us, and we have an enforceable right to payment for the performance completed to date, therefore revenue related to these services are recognized over time and is measured using an output method based on performance of manufacturing milestones completed to date.

Manufacturing service contracts may also include performance obligations related to project management services or obtaining materials from third parties. We have determined that these are separate performance obligations for which revenue is recognized at the point in time the obligation is performed. For performance obligations related to obtaining third party materials, we have determined that we are the principal as we have control of the materials and have discretion in setting the price. Therefore, we recognize revenue on a gross basis related to obtaining third party materials.

Certain arrangements require a portion of the contract consideration to be received in advance at the commencement of the contract, and such advance payment is initially recorded as a contract liability. A contract asset may be recognized in the event our satisfaction of performance obligations outpaces customer billings.

For the three months ended March 31, 2023, we recognized $2.0 million of manufacturing revenue related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized in the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations related to plasmid DNA and AAV vector production for external customers is $0.2 million and $1.4 million, respectively.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing, gene therapy, Bio-e, metabolic and oncology programs and performance of our post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Global DMD Franchise	$18,406	$17,694
Metabolic	58,681	15,756
Gene Therapy	45,527	42,570
Bio-e	12,894	14,864
Oncology	7,070	6,255
Splicing	17,974	14,397
Emvododstat for COVID-19	891	2,348
Discovery	33,681	26,194
Total research and development	$195,124	$140,078

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Royalty Purchase Agreement, the 2026 Convertible Notes outstanding, the $150.0 million aggregate principal amount of 3.00% convertible senior notes due 2022 outstanding, the Blackstone Credit Agreement, offset by interest income earned on investments.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report.

Results of operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		Change
(in thousands)	2023	2022	2023 vs. 2022
Net product revenue	$187,557	$129,832	$57,725
Collaboration revenue	6	7	(1)
Royalty revenue	30,831	18,896	11,935
Manufacturing revenue	1,988	—	1,988
Cost of product sales, excluding amortization of acquired intangible asset	14,144	10,135	4,009
Amortization of acquired intangible asset	39,415	23,473	15,942
Research and development expense	195,124	140,078	55,046
Selling, general and administrative expense	86,914	73,271	13,643
Change in the fair value of deferred and contingent consideration	2,400	(11,700)	14,100
Interest expense, net	(27,331)	(23,514)	(3,817)
Other income (expense), net	9,956	(11,855)	21,811
Income tax expense	(3,969)	(4,835)	866

Net product revenues. Net product revenues were $187.6 million for the three months ended March 31, 2023, an increase of $57.7 million, or 44%, from $129.8 million for the three months ended March 31, 2022. The increase in net product revenue was primarily due to an increase in net product sales of Translarna and Emflaza. Translarna net product revenues were $115.1 million for the three months ended March 31, 2023, an increase of $35.9 million, or 45%, compared to $79.2 million for the three months ended March 31, 2022. These results were driven by treatment of new patients and continued geographic expansion. Emflaza net product revenues were $54.6 million for the three months ended March 31, 2023, an increase of $6.0 million, or 12%, compared to $48.6 million for the three months ended March 31, 2022. These results reflect new patients, high compliance, and broader access.

Collaboration revenues. Collaboration revenues was $6.0 thousand for the three months ended March 31, 2023, a decrease of $1.0 thousand, or 14%, from $7.0 thousand for the three months ended March 31, 2022. The activity for collaboration revenue was immaterial for the three months ended March 31, 2023, and 2022.

Royalty revenue. Royalty revenue was $30.8 million for the three months ended March 31, 2023, an increase of $11.9 million, or 63%, from $18.9 million for the three months ended March 31, 2022. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $2.0 million for the three months ended March 31, 2023. The increase is due to the manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. No manufacturing revenue was recognized for the three months ended March 31, 2022.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $14.1 million for the three months ended March 31, 2023, an increase of $4.0 million, or 40%, from $10.1 million for the three months ended March 31, 2022. Cost of product sales consist primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue and royalty revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $39.4 million for the three months ended March 31, 2023, an increase of $15.9 million, or 68%, from $23.5 million for the three months ended March 31, 2022. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase is primarily related to additional Marathon contingent payments.

Research and development expense. Research and development expense was $195.1 million for the three months ended March 31, 2023, an increase of $55.0 million, or 39%, from $140.1 million for the three months ended March 31, 2022. The increase in research and development expenses is primarily related to increased investment in research programs and advancement of the clinical pipeline. The increase in R&D expenses includes the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU.

Selling, general and administrative expense. Selling, general and administrative expense was $86.9 million for the three months ended March 31, 2023, an increase of $13.6 million, or 19%, from $73.3 million for the three months ended March 31, 2022. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of deferred and contingent consideration. The change in the fair value of deferred and contingent consideration was a loss of $2.4 million for the three months ended March 31, 2023, a change of $14.1 million, or over 100%, from a gain of $11.7 million for the three months ended March 31, 2022. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Interest expense, net. Interest expense, net was $27.3 million for the three months ended March 31, 2023, an increase of $3.8 million, or 16%, from $23.5 million for the three months ended March 31, 2022. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement and the Blackstone Credit Agreement.

Other income (expense), net. Other income was $10.0 million for the three months ended March 31, 2023, a change of $21.8 million, or over 100%, from other expense, net of $11.9 million for the three months ended March 31, 2022. The change in other income (expense) resulted primarily from unrealized foreign exchange gains of $8.3 million and unrealized foreign exchange losses of $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The change in other income (expense) also resulted from unrealized gains of $2.2 million and unrealized losses of $6.5 million relating to the equity investments still held at the reporting date for the three months ended March 31, 2023 and 2022, respectively. The change in other income (expense), net also was a result of unrealized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $1.0 million and $1.5 million, respectively, for the three months ended March 31, 2022. The change in other income (expense), net related to our equity investments and convertible debt security in ClearPoint Neuro, Inc. for the three months ended March 31, 2023, were immaterial.

Income tax expense. Income tax expense was $4.0 million for the three months ended March 31, 2023, a decrease of $0.9 million, or 18%, compared to income tax expense of $4.8 million for the three months ended March 31, 2022. The decrease in income tax expense is attributable to the deduction provided by IRC Section 250, as well as the projected utilization of foreign tax credits. We also incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

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

All obligations under the Blackstone Credit Agreement are secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which we must remain in compliance. The Blackstone Credit Agreement also requires that we maintain consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon our consummating acquisitions meeting certain consolidated thresholds described therein. In addition, we will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein, including $50.0 million that we funded into the reserve account during the quarter ended March 31, 2023. The funds in the reserve account are available to prepay the Loans at any time at our option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for our use subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Cash flows

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $286.3 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	(29,491)	(97,404)
Investing activities	(28,971)	49,043
Financing activities	4,094	1,168

Net cash used in operating activities was $29.5 million for the three months ended March 31, 2023 and $97.4 million for the three months ended March 31, 2022. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash used in investing activities was $29.0 million for the three months ended March 31, 2023 and net cash provided by investing activities was $49.0 million for the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2023, was primarily related to the acquisition of product rights and purchases of fixed assets, partially offset by net sales and redemption of marketable securities. Cash provided by investing activities for the three months ended March 31, 2022 was primarily due to net sales and redemption of marketable securities, offset by acquisition of product rights.

Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2023 and $1.2 million for the three months ended March 31, 2022. Cash provided by financing activities for the three months ended March 31, 2023 and March 31, 2022 were primarily attributable to cash received from the exercise of options, partially offset by payments on our finance lease principal and debt issuance costs related to our senior secured term loan.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, gene therapy, Bio-e, metabolic and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are also preparing and anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States. We are in the process of responding to the FDA’s queries and this could result in a shift in timing of our expected BLA submission for Upstaza from the second quarter to the third quarter of 2023. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, we are obligated to pay a $30.0 million development milestone to the former Censa securityholders. We have decided to exercise our option to pay this milestone in shares of our common stock less any cash payments made to Censa securityholders who are not accredited investors, certain cash payments made to former Censa optionholders and cash in lieu of fractional shares as calculated in accordance with the Censa Merger Agreement. Pursuant to the Censa Merger Agreement, the shares of common stock will be issued at a price of $44.9748 per share, or the volume-weighted average price of our common stock on the Nasdaq Global Select Market for the 30 consecutive trading days immediately prior to the second business day prior to the date that the milestone was achieved.

We expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate in cash upon the achievement of certain development and regulatory milestones in 2023 relating to sepiapterin. We also expect to pay the former equityholders of Agilis $20.0 million in regulatory milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency. We are in the process of responding to the FDA’s queries and this could result in a shift in timing of our expected BLA submission for Upstaza from the second quarter to the third quarter of 2023.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2022 Annual Report. There were no material changes to these obligations and commitments during the period ended March 31, 2023.  Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2023, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†	Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation
10.2*†	Funding Agreement, dated as of May 26, 2010, by and between the Registrant and The Wellcome Trust Limited
10.3	Consulting Agreement between PTC Therapeutics, Inc. and Stuart W. Peltz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 24, 2023)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*     Submitted electronically herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+	Management contract, compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: April 27, 2023	By:	/s/ Emily Hill
Emily Hill
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)