Form 10-Q
period 2023-06-30
PTC THERAPEUTICS, INC.
filed 2023-08-03
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 75,344,951 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to our ability to commercialize UpstazaTM (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, in the European Economic Area, or EEA, any potential regulatory submissions and potential approvals for our product candidates, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain our marketing authorization of TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the EEA, which is subject to the specific obligation to conduct and submit the results of Study 041 to the European Medicines Agency, or EMA, and annual review and renewal by the European Commission following reassessment of the benefit-risk balance of the authorization by the EMA;
●	our ability to utilize results from Study 041 to support a conversion of the conditional marketing authorization for Translarna for the treatment of nmDMD in the EEA to a standard marketing authorization and to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	the anticipated period of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;

●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies in our splicing, metabolic, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	our ability to complete Study 041, a multicenter, randomized, double-blind, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open-label extension, according to the protocol agreed with the EMA;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	the extent, timing and financial aspects of the discontinuation of our preclinical and early research programs in gene therapy and reduction in workforce;
●	our expectations with respect to the COVID-19 pandemic and related response measures and their effects on our business, operations, clinical trials, potential regulatory submissions and approvals, our collaborators, contract research organizations, suppliers and manufacturers;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;

●	our ability to satisfy our obligations under the terms of the credit agreement with funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit and Wilmington Trust, National Association, as the administrative agent;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing, metabolic, Bio-e and oncology programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$208,393	$279,834
Marketable securities	129,550	130,871
Trade and royalty receivables, net	177,503	155,614
Inventory, net	32,018	21,808
Prepaid expenses and other current assets	42,227	105,658
Total current assets	589,691	693,785
Fixed assets, net	82,129	72,590
Intangible assets, net	451,629	705,891
Goodwill	82,341	82,341
Operating lease ROU assets	96,686	102,430
Deposits and other assets	35,648	48,582
Total assets	$1,338,124	$1,705,619
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$358,562	$320,366
Deferred revenue	—	1,351
Operating lease liabilities- current	10,199	9,370
Finance lease liabilities- current	2,230	3,000
Liability for sale of future royalties- current	105,351	72,149
Total current liabilities	476,342	406,236
Long-term debt	572,643	571,722
Contingent consideration payable	37,500	164,000
Deferred tax liability	51,928	102,834
Operating lease liabilities- noncurrent	100,425	100,860
Finance lease liabilities- noncurrent	17,184	18,675
Liability for sale of future royalties- noncurrent	661,229	685,737
Other long-term liabilities	141	2,641
Total liabilities	1,917,392	2,052,705
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 75,318,233 shares at June 30, 2023. Authorized 250,000,000 shares; issued and outstanding 73,104,692 shares at December 31, 2022.	75	72
Additional paid-in capital	2,416,904	2,305,020
Accumulated other comprehensive (loss) income	(1,431)	4,796
Accumulated deficit	(2,994,816)	(2,656,974)
Total stockholders’ deficit	(579,268)	(347,086)
Total liabilities and stockholders’ deficit	$1,338,124	$1,705,619

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product revenue	$174,592	$143,701	$362,149	$273,534
Collaboration revenue	—	—	6	7
Royalty revenue	36,853	21,825	67,684	40,721
Manufacturing revenue	2,363	—	4,351	—
Total revenues	213,808	165,526	434,190	314,262
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	12,731	9,639	26,875	19,774
Amortization of acquired intangible assets	47,397	26,294	86,812	49,767
Research and development	185,874	157,263	380,998	297,341
Selling, general and administrative	88,449	79,892	175,363	153,162
Change in the fair value of contingent consideration	(128,900)	(15,200)	(126,500)	(26,900)
Intangible asset impairment	217,800	—	217,800	—
Total operating expenses	423,351	257,888	761,348	493,144
Loss from operations	(209,543)	(92,362)	(327,158)	(178,882)
Interest expense, net	(29,415)	(21,976)	(56,745)	(45,490)
Other income (expense), net	1,479	(34,357)	11,434	(46,214)
Loss before income tax benefit (expense)	(237,479)	(148,695)	(372,469)	(270,586)
Income tax benefit (expense)	38,596	(3,392)	34,627	(8,227)
Net loss attributable to common stockholders	$(198,883)	$(152,087)	$(337,842)	$(278,813)
Weighted-average shares outstanding:
Basic and diluted (in shares)	74,730,433	71,372,940	74,232,624	71,294,458
Net loss per share—basic and diluted (in dollars per share)	$(2.66)	$(2.13)	$(4.55)	$(3.91)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(198,883)	$(152,087)	$(337,842)	$(278,813)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	397	(156)	451	(3,069)
Foreign currency translation (loss) gain, net of tax	(241)	29,015	(6,678)	37,602
Comprehensive loss	$(198,727)	$(123,228)	$(344,069)	$(244,280)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, March 31, 2023	74,012,034	$73	$2,339,886	$(1,587)	$(2,795,933)	$(457,561)
Exercise of options	481,051	1	14,273	—	—	14,274
Restricted stock vesting and issuance, net	50,382	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	117,304	—	3,805	—	—	3,805
Issuance of common stock in connection with a milestone payable	657,462	1	29,569	—	—	29,570
Share-based compensation expense	—	—	29,371	—	—	29,371
Net loss	—	—	—	—	(198,883)	(198,883)
Comprehensive income	—	—	—	156	—	156
Balance, June 30, 2023	75,318,233	$75	$2,416,904	$(1,431)	$(2,994,816)	$(579,268)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2022	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, March 31, 2022	71,337,041	$71	$2,152,639	$(18,608)	$(2,224,683)	$(90,581)
Exercise of options	27,832	—	754	—	—	754
Restricted stock vesting and issuance, net	49,753	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	91,263	—	3,107	—	—	3,107
Share-based compensation expense	—	—	27,730	—	—	27,730
Net loss	—	—	—	—	(152,087)	(152,087)
Comprehensive income	—	—	—	28,859	—	28,859
Balance, June 30, 2022	71,505,889	$71	$2,184,230	$10,251	$(2,376,770)	$(182,218)

				Accumulated
			Additional	other		Total
Six months ended June 30, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Exercise of options	692,612	1	20,324	—	—	20,325
Restricted stock vesting and issuance, net	746,163	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	117,304	—	3,805	—	—	3,805
Issuance of common stock in connection with a milestone payable	657,462	1	29,569	—	—	29,570
Share-based compensation expense	—	—	58,186	—	—	58,186
Net loss	—	—	—	—	(337,842)	(337,842)
Comprehensive loss	—	—	—	(6,227)	—	(6,227)
Balance, June 30, 2023	75,318,233	$75	$2,416,904	$(1,431)	$(2,994,816)	$(579,268)

				Accumulated
			Additional	other		Total
Six months ended June 30, 2022	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity (deficit)
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438
Exercise of options	125,020	—	3,198	—	—	3,198
Restricted stock vesting and issuance, net	461,380	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	91,263	—	3,107	—	—	3,107
Share-based compensation expense	—	—	54,319	—	—	54,319
Net loss	—	—	—	—	(278,813)	(278,813)
Comprehensive income	—	—	—	34,533	—	34,533
Balance, June 30, 2022	71,505,889	$71	$2,184,230	$10,251	$(2,376,770)	$(182,218)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(337,842)	$(278,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,830	55,494
Non-cash operating lease expense	5,674	4,295
Non-cash royalty revenue related to sale of future royalties	(29,059)	(17,482)
Non-cash interest expense on liability related to sale of future royalties	37,753	37,825
Intangible asset impairment	217,800	—
Change in valuation of contingent consideration	(126,500)	(26,900)
Unrealized loss (gain) on ClearPoint Equity Investments	1,112	(2,369)
Unrealized loss (gain) on ClearPoint convertible debt security	1,539	(1,995)
Unrealized (gain) loss on marketable securities- equity investments	(4,364)	11,356
Realized loss for the sale of Clearpoint Equity Investment	782	—
Non-cash stock consideration, milestone payment	29,570	—
Disposal of asset	133	82
Deferred income taxes	(50,907)	—
Amortization of (discounts) premiums on investments, net	(88)	1,540
Amortization of debt issuance costs	1,001	935
Share-based compensation expense	58,186	54,319
Unrealized foreign currency transaction (gains) losses, net	(13,332)	36,359
Changes in operating assets and liabilities:
Inventory, net	(9,795)	27
Prepaid expenses and other current assets	63,951	16,431
Trade and royalty receivables, net	(18,022)	(29,549)
Deposits and other assets	6,936	(974)
Accounts payable and accrued expenses	32,437	(9,060)
Other liabilities	(3,055)	(4,167)
Deferred revenue	(1,351)	—
Net cash used in operating activities	$(43,611)	$(152,646)
Cash flows from investing activities
Purchases of fixed assets	$(16,515)	$(18,012)
Purchases of marketable securities- available for sale	—	(40,429)
Purchases of marketable securities- equity investments	(18,159)	—
Sale and redemption of marketable securities- available for sale	21,544	257,534
Sale and redemption of marketable securities- equity investments	4,249	3,630
Sale and redemption of ClearPoint Equity Investments	2,594	—
Acquisition of product rights and licenses	(46,436)	(81,426)
Net cash (used in) provided by investing activities	$(52,723)	$121,297
Cash flows from financing activities
Proceeds from exercise of options	$20,325	$3,198
Proceeds from employee stock purchase plan	3,805	3,107
Debt issuance costs related to senior secured term loan	(197)	—
Payment of finance lease principal	(1,379)	(1,276)
Net cash provided by financing activities	$22,554	$5,029
Effect of exchange rate changes on cash	2,351	3,347
Net decrease in cash and cash equivalents	(71,429)	(22,973)
Cash and cash equivalents, and restricted cash beginning of period	295,925	197,218
Cash and cash equivalents, and restricted cash end of period	$224,496	$174,245
Supplemental disclosure of cash information
Cash paid for interest	$22,310	$8,273
Cash paid for income taxes	9,196	2,949
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain (loss) on marketable securities, net of tax	$451	$(3,069)
Right-of-use assets obtained in exchange for operating lease obligations	—	68,642
Acquisition of product rights and licenses	36,879	26,687
Debt issuance costs related to senior secured term loan	38	—
Capital expenditures unpaid at the end of period	36	—
Milestone payable	2,500	50,000

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

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

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. In June 2022, the European Commission renewed the Company’s marketing authorization, making it effective, unless extended, through August 5, 2023. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. The EMA has combined the regulatory procedures, and the Company’s conditional marketing authorization for Translarna has been extended pending the completion of the Type II variation process. The Company expects an opinion from the Committee for Medicinal Products for Human Use (“CHMP”) regarding its Type II variation submission and the annual renewal in the third quarter of 2023.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA re-submission. The Company then had an informal meeting with the FDA, during which the Company discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, the Company is preparing to request an additional Type C meeting with the FDA to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

The Company has developed Upstaza (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. The Company is also preparing and anticipates submitting a biologics license application (“BLA”) to the FDA for Upstaza for the treatment of AADC deficiency in the United States in the third quarter of 2023.

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

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In July 2023, the CHMP adopted a positive opinion for the extension of the Evrysdi marketing authorization to include infants under two months old in the EU and the Company expects a final decision regarding the approval from the European Commission later in 2023. In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, the Company announced interim data from the 12-week placebo-controlled phase. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment.

The most advanced molecule in the Company’s metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. In May 2023, the Company announced that the primary endpoint was achieved in its registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”). The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The Company expects to submit an NDA to the FDA for sepiapterin for the treatment of PKU in the fourth quarter of 2023 pending FDA feedback from its scheduled pre-NDA meeting.

The Company’s Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s Bio-e platform are vatiquinone and utreloxastat. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in May 2023. While the study did not meet its primary endpoint of statistically significant change, the Company has been granted a Type C meeting with the FDA to discuss the potential for an NDA submission for vatiquinone for the treatment of Friedreich ataxia based on signals of clinical benefit seen in the trial. In June 2023, the Company announced that its registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures did not achieve its primary endpoint. The Company has decided to deprioritize its program for vatiquinone in children with mitochondrial disease associated seizures given the results of the Phase 2/3 study.  The Company initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis in the first quarter of 2022 and enrollment is ongoing.

Unesbulin is the Company’s most advanced oncology agent. The Company completed its Phase 1 trials evaluating unesbulin in leiomyosarcoma (“LMS”) and diffuse intrinsic pontine glioma (“DIPG”) in the fourth quarter of 2021. The Company initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022 and enrollment is ongoing. The Company is evaluating its plans for a potential initiation of a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of June 30, 2023, the Company had an accumulated deficit of approximately $2,994.8 million. The Company has financed its operations to date primarily through the private offerings in September 2019 of 1.50% convertible senior notes due 2026 (see Note 9), public offerings of common stock in February 2014, October 2014, April 2018, January 2019, and September 2019, “at the market offering” of its common stock, its initial public offering of common stock in June 2013, proceeds from the Royalty Purchase Agreement dated as of July 17, 2020, by and among the Company, RPI 2019 Intermediate Finance Trust (“RPI”), and, solely for the limited purposes set forth therein, Royalty Pharma PLC (the “Royalty Purchase Agreement”) (see Note 2), net proceeds from the Company’s’ borrowings under its credit agreement with Blackstone (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, milestone and royalty payments from Roche, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2022 and notes thereto included in the 2022 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ (deficit) equity, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s leased biologics manufacturing facility in Hopewell Township, New Jersey. The amount of the letter of credit is $7.5 million, is to be maintained for a term of not less than five years and has the potential to be reduced to $3.8 million if after five years the Company is not in default of its lease. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit that was entered into during June 2022 in connection with obligations for the Company’s new facility lease in Warren, New Jersey. The amount of the letter of credit is $8.1 million and has the potential to be reduced to $4.1 million if after five years the Company is not in default of its lease. Both amounts are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the respective letters of credit. Restricted cash also includes a bank guarantee of $0.5 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$208,393	$279,834
Restricted cash included in deposits and other assets	16,103	16,091
Total Cash, cash equivalents and restricted cash per statement of cash flows	$224,496	$295,925

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2023 and 2022, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2023	December 31, 2022
Raw materials	$1,107	$1,078
Work in progress	20,873	14,074
Finished goods	10,038	6,656
Total inventory	$32,018	$21,808

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three and six months ended June 30, 2023 the Company recorded inventory write-downs of $0.3 million and $0.4 million, respectively, primarily related to product approaching expiration. For the three and six months ended June 30, 2022, the Company recorded inventory write-downs of $0.3 million and $0.9 million, respectively, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and six months ended June 30, 2023 and 2022, these amounts were immaterial.

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

For the three months ended June 30, 2023 and 2022, net product sales outside of the United States were $108.9 million and $86.9 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $96.5 million and $77.0 million of the net product sales outside of the United States for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, net product sales in the United States were $65.7 million and $56.8 million, respectively, consisting solely of sales of Emflaza. During the three months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $65.7 million, $19.1 million, and $23.1 million of net product sales, respectively. During the three months ended June 30, 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $56.8 million and $23.6 million of net product sales, respectively.

For the six months ended June 30, 2023 and 2022, net product sales outside of the United States were $241.8 million and $168.1 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $211.6 million and $156.2 million of the net product sales outside of the United States for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, net product sales in the United States were $120.3 million and $105.4 million, respectively, consisting solely of Emflaza. During the six months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $120.3 million, $63.7 million, and $48.9 million of net product sales, respectively. During the six months ended June 30, 2022, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $105.4 million, $28.9 million, and $32.5 million of net product sales, respectively.

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

For the three months ended June 30, 2023 and 2022, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the six months ended June 30, 2023 and 2022, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three and six months ended June 30, 2023, the Company has recognized $36.9 million and $67.7 million of royalty revenue, respectively, related to Evrysdi. For the three and six months ended June 30, 2022, the Company has recognized $21.8 million and $40.7 million of royalty revenue, respectively, related to Evrysdi.

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

For the three and six months ended June 30, 2023, the Company recognized $2.4 million and $4.4 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized for the three and six months ended June 30, 2022. As of June 30, 2023, the Company has contract assets of $0.4 million and no remaining performance obligations related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2022, the Company had remaining performance obligations of $1.4 million and no contracts assets related to plasmid DNA and AAV production for external customers.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three and six months ended June 30, 2023 and 2022, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.6 million as of June 30, 2023 and $0.3 million as of December 31, 2022. Bad debt expense was immaterial for the three and six months ended June 30, 2023 and 2022.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI, and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Assigned Royalty Payment”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Assigned Royalty Payments, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement, which remaining milestone payments equal $250.0 million in the aggregate as of June 30, 2023. The Royalty Purchase Agreement will terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Assigned Royalty Payments.

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

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included Friedreich ataxia and Angelman syndrome. As a result, the Company determined that the Friedreich ataxia and Angelman syndrome indefinite lived intangible assets were fully impaired and recorded impairment expense of $217.8 million during the three and six month periods ended June 30, 2023, which is recorded as intangible asset impairment in the statement of operations. Refer to Note 12 for further information regarding the Company’s intangible assets.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassesses its reporting units as part of its annual segment review. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2023.

Starting in 2022, TCJA amendments to IRC Section 174 no longer permits an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. As a result of this tax law change, the Company recorded a federal and state tax provision for the six months ended June 30, 2023, in the amount of $1.5 million and $10.5 million, respectively.

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

In May 2023, the Company announced the discontinuation of its preclinical and early research programs in gene therapy as part of a strategic portfolio prioritization. In conjunction with the announcement, the Company recorded an impairment to its indefinite-lived intangible for IP research and development relating to the Friedreich ataxia and Angelman syndrome gene therapy assets. As a result of the impairment, the Company recorded a deferred tax benefit of $50.9 million.

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

The Company is developing the Warren Premises into office and laboratory space. The Company is entitled to an allowance of approximately $36.2 million to be provided by the Warren Landlord to be used towards such improvements. The Landlord is providing the allowance to cover those assets that are real property improvements, such as structural components, roofs, flooring, etc., whose useful lives are typically longer in nature. The Company evaluated the leasehold improvements under ASC 842 and determined that the Company will be the owner of the improvements, and therefore the $36.2 million allowance and $5.0 million due from the Landlord were treated as lease incentives at the commencement of the lease and included in the calculation of the lease ROU asset and lease ROU liability, effectively reducing both at Commencement Date. In connection with the execution of the Warren Lease, the Company also committed to fund a construction account with $3.6 million to go towards the Company’s improvements of the Warren Premises. Subject to the terms of the Warren Lease, the Company has a right of first offer to purchase the Warren Premises if the Warren Landlord receives a bona fide third party offer to purchase the Warren Premises or the Warren Landlord decides to sell the Warren Premises

On June 19, 2020, the Company entered into a commercial manufacturing service agreement for a term of 12.5 years with MassBiologics of the University of Massachusetts Medical School ("MassBio"). The Company determined that the agreement was a finance lease, for which the Company recorded a finance lease ROU asset for $41.4 million and corresponding finance lease liability for $41.4 million at the onset of the lease agreement. Given that the leased asset is designed for the production of PTC’s AADC program and would not have an alternate use outside the PTC gene therapy platform without incurring significant costs, the Company determined that the lease should be treated as research and development expense under ASC 730. Accordingly, the full $41.4 million relating to the finance lease ROU asset was written off and expensed to research and development during the year ended December 31, 2020. As of June 30, 2023, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $2.2 million and $17.2 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2022, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $18.7 million, respectively. Additionally, the Company recorded finance lease costs of $0.4 million and $0.7 million related to interest on the lease liability during the three and six months ended June 30, 2023, respectively. The Company recorded finance lease costs of $0.4 million and $0.8 million related to interest on the lease liability during the three and six months ended June 30, 2022, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.7 years to 15.9 years and certain of the leases include renewal options to extend the lease for up to 20 years. Rent expense was $7.2 million and $5.9 million for the three months ended June 30, 2023 and 2022, respectively, and $14.3 million and $11.2 million for the six months ended June 30, 2023 and 2022, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating Lease Cost
Fixed lease cost	$5,500	$4,764	$10,973	$8,890
Variable lease cost	1,411	923	2,764	2,001
Short-term lease cost	292	257	595	338
Total operating lease cost	$7,203	$5,944	$14,332	$11,229

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease terms - operating leases (years)	11.59	11.61
Weighted-average discount rate - operating leases	8.65%	8.61%
Weighted-average remaining lease terms - finance lease (years)	9.51	10.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,624	$7,089
Financing cash flows from finance lease	1,379	1,276
Operating cash flows from finance leases	1,621	1,724

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$68,642

Future minimum lease payments under non-cancelable leases as of June 30, 2023 were as follows:

	Operating Leases	Finance Lease
2023 (excludes the six months ended June 30, 2023)	$8,924	$—
2024	18,388	3,000
2025	20,440	3,000
2026	19,989	3,000
2027 and thereafter	193,792	18,000
Total lease payments	261,533	27,000
Less: Imputed Interest expense	150,910	7,586
Total	$110,623	$19,414

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets on the consolidated balance sheet as of June 30,

2023, and deposits and other assets as of December 31, 2022. During three and six months ended June 30, 2023, the Company recorded unrealized losses of $1.1 million and $1.1 million, respectively. During the three and six months ended June 30, 2022, the Company recorded unrealized gains of $3.4 million and $2.4 million, respectively. During the three and six months ended June 30, 2023, the Company recorded a realized loss of $0.8 million for the sale of Clearpoint equity investments. During the three and six months ended June 30, 2022, the Company did not record any realized gains or losses for the sale of Clearpoint equity investments. These unrealized and realized gains and losses are components of other income (expense), net within the consolidated statement of operations. The fair value of the ClearPoint Equity Investments was $6.5 million and $11.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. During the three and six months ended June 30, 2023, the Company recorded unrealized losses of $1.6 million and $1.5 million, respectively. During the three and six months ended June 30, 2022, the Company recorded unrealized gains of $3.5 million and $2.0 million, respectively. These unrealized gains and losses are components of other income (expense), net within the consolidated statement of operations. The fair value of the convertible debt security was $13.7 million and $15.2 million as of June 30, 2023 and December 31, 2022, respectively. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the ClearPoint Equity Investments and the ClearPoint convertible debt security, no other items included in deposits and other assets and prepaids and other current assets on the consolidated balance sheets are fair valued.

The Company has investments in mutual funds, including one that is denominated in a foreign currency. All of these are equity investments and are classified as marketable securities on the Company’s consolidated balance sheets. These equity investments are reported at fair value, as they are readily available, and as such are classified as Level 1 assets. Unrealized holding gains and losses for these equity investments are included as components of other income (expense), net within the consolidated statement of operations. For the three and six months ended June 30, 2023, the Company had unrealized gains of $2.3 million and of $4.4 million, respectively, relating to the equity investments still held at the reporting date. For the three and six months ended June 30, 2022, the Company had unrealized losses of $4.9 million and $11.4 million relating to the equity investments still held at the reporting date, respectively. For three and six months ended June 30, 2023, the Company had redemptions of $2.2 million and $4.2 million, respectively. For the three and six months ended June 30, 2022, the Company had redemptions of $1.2 million and $3.6 million, respectively. For three and six months ended June 30, 2023, the Company had foreign currency unrealized gains of $1.2 million and $1.4 million, respectively, relating to these equity investments. For the three and six months ended June 30, 2022, the Company had foreign currency unrealized losses of $0.3 million and foreign currency unrealized gains of $0.4 million, respectively, relating to these equity investments.

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$1,605	$—	$1,605	$—
Marketable securities - equity investments	$127,945	$127,945	$—	$—
ClearPoint Equity Investments	$6,477	$6,477	$—	$—
ClearPoint convertible debt security	$13,693	$—	$13,693	$—
Contingent consideration payable- development and regulatory milestones	$26,400	$—	$—	$26,400
Contingent consideration payable- net sales milestones and royalties	$11,100	$—	$—	$11,100

	December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$22,610	$—	$22,610	$—
Marketable securities - equity investments	$108,261	$108,261	$—	$—
ClearPoint Equity Investments	$10,965	$10,965	$—	$—
ClearPoint convertible debt security	$15,231	$—	$15,231	$—
Contingent consideration payable- development and regulatory milestones	$82,500	$—	$—	$82,500
Contingent consideration payable- net sales milestones and royalties	$81,500	$—	$—	$81,500

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended June 30, 2023 and December 31, 2022.

The following is a summary of marketable securities accounted for as available for sale debt securities at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$1,648	$—	$(43)	$1,605
Total	$1,648	$—	$(43)	$1,605

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$12,419	$5	$—	$12,424
Corporate debt securities	10,685	—	(499)	10,186
Total	$23,104	$5	$(499)	$22,610

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and six months ended June 30, 2023, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and six months ended June 30, 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

For the three and six months ended June 30, 2023, the Company had $0.3 million and $0.3 million realized losses from the sale of available for sale debt securities, respectively. For the three and six months ended June 30, 2022, the Company had $0.3 million and $0.4 million realized losses from the sale of available for sale debt securities, respectively.  Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of June 30, 2023 are as follows:

	June 30, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$—	—	(43)	1,605	(43)	$1,605
Total	$—	$—	$(43)	$1,605	$(43)	$1,605

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2022 are as follows:

	December 31, 2022
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$—	—	(499)	10,186	(499)	$10,186
Total	$—	$—	$(499)	$10,186	$(499)	$10,186

Available for sale debt securities at June 30, 2023 and December 31, 2022 mature as follows:

	June 30, 2023
	Less Than	More Than
	12 Months	12 Months
Corporate debt securities	$1,605	$—
Total	$1,605	$—

	December 31, 2022
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$12,424	$—
Corporate debt securities	—	10,186
Total	$12,424	$10,186

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at June 30, 2023 and December 31, 2022 was $296.5 million and $281.7 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. The fair value of the net sales milestones is determined utilizing a valuation framework that estimates net sales volatility to simulate a range of possible payment scenarios. The average of the payments in these scenarios is then discounted to calculate present fair value.

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included Friedreich ataxia and Angelman syndrome. As a result, the Company fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. The change in fair value for the contingent consideration payable related to Friedreich ataxia and Angelman syndrome for the three month period ended June 30, 2023 was $129.8 million and is included in the change in fair value of the contingent consideration in the statement of operations. The remaining contingent consideration as of June 30, 2023 is $37.5 million, which is solely related to the development and regulatory milestones, and net sales milestones, for Upstaza.

As of June 30, 2023, the weighted average discount rate for the Upstaza development and regulatory milestones was 6.1% and the weighted average probability of success was 90%. As of June 30, 2023, the weighted average discount rate for the Upstaza net sales milestones was 12.0% and the weighted average probability of success for the net sales milestones was 93%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the periods ended June 30, 2023 and June 30, 2022:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	(56,100)	(70,400)
Payments	—	—
Ending balance as of June 30, 2023	$26,400	$11,100

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2021	$139,300	$100,600
Additions	—	—
Change in fair value	(10,600)	(16,300)
Reclass to accounts payable and accrued expenses	(50,000)	—
Payments	—	—
Ending balance as of June 30, 2022	$78,700	$84,300

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,400	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.7% - 6.3% 2023 - 2024
Contingent considerable payable- net sales milestones and royalties	$11,100	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 85% - 100% 0% 12% 2025 - 2034

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$82,500	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $331 million 25% - 92% 6.2% - 8.3% 2023 - 2029
Contingent considerable payable- net sales milestones and royalties	$81,500	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $150 million 25% - 100% 2% - 6% 11.5% 2025 - 2041

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
Employee compensation, benefits, and related accruals	$48,707	$62,669
Income tax payable	11,149	4,712
Consulting and contracted research	28,522	38,882
Professional fees	3,750	3,093
Sales allowance	71,979	63,787
Sales rebates	108,376	67,355
Royalties	51,720	40,546
Accounts payable	25,741	27,268
Other	8,618	12,054
Total	$358,562	$320,366

During the three and six month periods ended June 30, 2023, the Company incurred $8.0 million of restructuring costs from a reduction in workforce in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform. The costs are included in research and development and selling, general, and administrative expenses on the Company’s consolidated statement of operations. As of June 30, 2023, the remaining $6.0 million of accrued restructuring costs are included above within employee compensation, benefits, and related accruals.

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three and six months ended June 30, 2023 and 2022. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of June 30, 2023.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Numerator
Net loss	$(198,883)		$(152,087)		$(337,842)		$(278,813)
Denominator
Denominator for basic and diluted net loss per share	74,730,433		71,372,940		74,232,624		71,294,458
Net loss per share:
Basic and diluted	$(2.66)	*	$(2.13)	*	$(4.55)	*	$(3.91)	*

*     In the three and six months ended June 30, 2023 and 2022, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2023	2022
Stock Options	11,674,491	11,815,952
Unvested restricted stock awards and units	3,616,939	2,514,827
Total	15,291,430	14,330,779

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of June 30, 2023, awards for 6,557,397 shares of common stock are available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of June 30, 2023, awards for 1,658,300 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2023 through June 30, 2023, the Company issued a total of 992,674 stock options to various employees. Of those, 120,080 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2022	11,502,417	$43.33
Granted	992,674	$41.39
Exercised	(692,612)	$29.37
Forfeited/Cancelled	(127,988)	$49.84
Outstanding at June 30, 2023	11,674,491	$43.92	6.27	years	$44,184
Vested or Expected to vest at June 30, 2023	3,112,415	$47.05	8.34	years	$3,578
Exercisable at June 30, 2023	8,259,224	$42.71	5.40	years	$40,195

The fair value of grants made in the six months ended June 30, 2023 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended
June 30, 2023
Risk-free interest rate	3.54% - 3.88%
Expected volatility	53% - 54%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $21.89 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards and restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2023, through June 30, 2023, the Company issued a total of 1,943,288 restricted stock units to various employees. Of those, 78,525 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2022	2,516,336	$45.67
Granted	1,943,288	40.00
Vested	(751,448)	46.46
Forfeited	(91,237)	42.49
Unvested at June 30, 2023	3,616,939	$42.54

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and six months ended June 30, 2023, the Company recorded $0.6 million and $1.3 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$15,529	$13,798	$30,842	$26,832
Selling, general and administrative	13,842	13,932	27,344	27,487
Total	$29,371	$27,730	$58,186	$54,319

As of June 30, 2023, there was approximately $212.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.3 years.

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the six months ended June 30, 2023:

Six Months Ended June 30,
Liability for sale of future royalties- (current and noncurrent)	2023
Beginning balance as of December 31, 2022	$757,886
Less: Non-cash royalty revenue payable to RPI	(29,059)
Plus: Non-cash interest expense recognized	37,753
Ending balance	$766,580
Effective interest rate as of June 30, 2023	9.7%

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

All obligations under the Blackstone Credit Agreement are secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which the Company must remain in compliance. The Blackstone Credit Agreement also requires that the Company maintains consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon the Company consummating acquisitions meeting certain consolidated thresholds described therein. In addition, the Company will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein, including $50.0 million that the Company funded into the reserve account during the quarter ended March 31, 2023 and was released back to the Company during the quarter ended June 30, 2023. The funds in the reserve account are available to prepay the Loans at any time at the Company’s option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for use by the Company subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

The Blackstone Credit Agreement consists of the following:

	June 30, 2023	December 31, 2022
Principal	$300,000	$300,000
Less: Debt issuance costs	(10,979)	(11,322)
Net carrying amount	$289,021	$288,678

As of June 30, 2023, the remaining contractual life of the Blackstone Credit Agreement is approximately 6.3 years.

The following table sets forth total interest expense recognized related to the Blackstone Credit Agreement:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023
Contractual interest expense	$9,354	$18,532
Amortization of debt issuance costs	272	423
Total	$9,626	$18,955
Effective interest rate	13.4%	13.4%

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

The 2026 Convertible Notes consist of the following:

	June 30, 2023	December 31, 2022
Principal	$287,500	$287,500
Less: Debt issuance costs	(3,878)	(4,456)
Net carrying amount	$283,622	$283,044

As of June 30, 2023, the remaining contractual life of the 2026 Convertible Notes is approximately 3.2 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,066	$1,066	$2,135	$2,135
Amortization of debt issuance costs	290	284	578	567
Total	$1,356	$1,350	$2,713	$2,702
Effective interest rate	1.9%	1.9%	1.9%	1.9%

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

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$—	$1,131	$—	$2,241
Amortization of debt issuance costs	—	186	—	368
Total	$—	$1,317	$—	$2,609
Effective interest rate	—%	3.5%	—%	3.5%

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

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company is obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. Since inception, the SMA Foundation has earned $35.2 million, $24.5 million which was paid and $10.7 million which was accrued as of June 30, 2023. The Company’s obligation to make such payments would end upon the Company’s payment to the SMA Foundation of an aggregate of $52.5 million.

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

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company paid the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement in the year ended December 31, 2022. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included Friedreich ataxia and Angelman syndrome. As a result, the Company does not expect the milestones related to Friedreich ataxia and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2% to 6% royalties on annual net sales related to Friedreich ataxia and Angelman syndrome. As of June 30, 2023, the remaining potential development and regulatory milestones the Company expects to achieve is $31.1 million, and the remaining potential sales milestones the Company expects to achieve is $50.0 million, both of which relate solely to Upstaza.

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

In February 2023, the Company completed enrollment of its Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, the Company paid a $30.0 million development milestone to the former Censa securityholders during the three months ended June 30, 2023. The Company elected to pay this milestone in the form of shares of its common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, the Company issued 657,462 shares of its common stock and paid $0.4 million to the former Censa securityholders.

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

During the three months ended June 30, 2023 and 2022, net product sales outside of the United States were $108.9 million and $86.9 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $96.5 million and $77.0 million of the net product sales outside of the United States for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, and 2022, net product sales in the United States were $65.7 million and $56.8 million, respectively, consisting solely of sales of Emflaza. During the three months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $65.7 million, $19.1 million, and $23.1 million of the net product sales, respectively. During the three months ended June 30, 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $56.8 million and $23.6 million of the net product sales, respectively. For the three months ended June 30, 2023 and 2022, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company’s net product sales.

During the six months ended June 30, 2023 and 2022, net product sales outside of the United States were $241.8 million and $168.1 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $211.6 million and $156.2 million of the net product sales outside of the United States for the six months ended June

30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, net product sales in the United States were $120.3 million and $105.4 million, respectively, consisting solely of Emflaza. During the six months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $120.3 million, $63.7 million, and $48.9 million of net product sales, respectively. During the six months ended June 30, 2022, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $105.4 million, $28.9 million, and $32.5 million of net product sales, respectively. For the six months ended June 30, 2023 and 2022, the Company had a total of two and two distributors, respectively, that each accounted for over 10% of the Company's net product sales.

As of June 30, 2023 and December 31, 2022, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of June 30, 2023, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $250.0 million.

For the three months ended June 30, 2023 and 2022, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the six months ended June 30, 2023 and 2022, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and six months ended June 30, 2023, the Company has recognized $36.9 million and $67.7 million of royalty revenue related to Evrysdi, respectively. For the three and six months ended June 30, 2022, the Company has recognized $21.8 million and $40.7 million of royalty revenue, respectively, related to Evrysdi.

Manufacturing Revenue

For the three and six months ended June 30, 2023, the Company recognized $2.4 million and $4.4 million of manufacturing revenue, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. No manufacturing revenue was recognized in the three and six months ended June 30, 2022. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six months ended June 30, 2023 and 2022.

The Company does not have a contract liabilities balance for the period ended June 30, 2023. As of June 30, 2023, the Company has contract assets of $0.4 million related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2022, the contract liabilities balance related to plasmid DNA and AAV production for external customers was $1.4 million, which is recorded within deferred revenue on the consolidated balance sheet. The Company did not have any contract assets for the period ending December 31, 2022. For the three and six months ended June 30, 2023, the Company recognized revenue of $0.2 million and $1.6 million, respectively, related to the amounts included in the contract liability balance at the beginning of the period.

Remaining performance obligations

As of June 30, 2023, the Company has contract assets of $0.4 million and no remaining performance obligations related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2022, the Company had remaining performance obligations of $1.4 million and no contracts assets related to plasmid DNA and AAV production for external customers.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at June 30, 2023 and December 31, 2022:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Definite-lived	December 31,		Indefinite Lived to		currency	June 30,
intangibles assets, gross	2022	Additions	Definite Lived	Impairment	translation	2023
Emflaza	$420,253	$46,538	$—	$—	$—	$466,791
Waylivra	9,316	—	—	—	252	9,568
Tegsedi	7,109	3,488	—	—	210	10,807
Upstaza	89,550	—	—	—	—	89,550
Total definite-lived intangibles, gross	$526,228	$50,026	$—	$—	$462	$576,716

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	June 30,
intangibles assets, accumulated amortization	2022	Amortization	translation	2023
Emflaza	$(266,023)	$(81,908)	$—	$(347,931)
Waylivra	(2,751)	(524)	(81)	(3,356)
Tegsedi	(1,709)	(649)	(57)	(2,415)
Upstaza	(3,420)	(3,731)	—	(7,151)
Total definite-lived intangibles, accumulated amortization	$(273,903)	$(86,812)	$(138)	$(360,853)

Total definite-lived intangibles, net				$215,863

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increases the cost basis for the Emflaza rights intangible asset. For the six months ended June 30, 2023, total milestone payments of $46.5 million were recorded. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of June 30, 2023, a milestone payable to Marathon of $35.3 million was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the six months ended June 30, 2023, royalty payments of $3.5 million were recorded for Tegsedi. As of June 30, 2023, a royalty payable of $1.6 million for Tegsedi was recorded on the consolidated balance sheet within accounts payable and accrued expenses. No royalties for Waylivra have been triggered to date.

For the three months ended June 30, 2023 and 2022, the Company recognized amortization expense of $47.4 million and $26.3 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. For the six months ended June 30, 2023 and 2022, the Company recognized amortization expense of $86.8 million and $49.8 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of June 30, 2023
2023	$94,806
2024	39,003
2025	9,966
2026	9,966
2027 and thereafter	62,122
Total	$215,863

The weighted average remaining amortization period of the definite-lived intangibles as of June 30, 2023 is 5.0 years.

Indefinite-lived intangibles

Indefinite-lived intangible assets consisted of the following at June 30, 2023 and December 31, 2022:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Indefinite-lived	December 31,		Indefinite Lived to		currency	June 30,
intangibles assets	2022	Additions	Definite Lived	Impairment	translation	2023
Upstaza	$235,766	$—	$—	$—	$—	$235,766
PTC-FA	112,500	—	—	(112,500)	—	—
PTC-AS	105,300	—	—	(105,300)	—	—
Total indefinite-lived intangibles	$453,566	$—	$—	$(217,800)	$—	$235,766

Total intangible assets, net						$451,629

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

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. As of December 31, 2022, the value allocated to the indefinite lived intangible assets was $453.6 million.

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included PTC-FA and PTC-AS. As a result, the Company determined that the PTC-FA and PTC-AS indefinite-lived intangible assets were fully impaired and recorded impairment expense of $217.8 million during the three and six month periods ended June 30, 2023, which is recorded as intangible asset impairment in the statement of operations. As of June 30, 2023, the remaining indefinite lived intangible asset balance is $235.8 million, consisting solely of Upstaza, which the Company plans to continue to develop and commercialize.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of June 30, 2023, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of June 30, 2023 is $82.3 million.

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

Corporate Updates

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older and in Russia for the treatment of nmDMD in patients aged two years and older. Translarna also has marketing authorization in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory. In July 2020, the European Commission approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. During the quarter ended June 30, 2023, we recognized $96.5 million in net sales from Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended  June 30, 2023, we recognized $65.7 million in net sales from Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In June 2022, the European Commission renewed our marketing authorization, making it effective, unless extended, through August 5, 2023. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. The EMA has combined the regulatory procedures, and our conditional marketing authorization for Translarna has been extended pending the completion of the Type II variation process. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, regarding our Type II variation submission and the annual renewal in the third quarter of 2023. The conditional marketing authorization is further subject to a specific obligation to conduct and submit the results of an 18-month, placebo-controlled trial, followed by an 18-month open-label extension, which we refer to together as Study 041. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Within the placebo-controlled trial, Translarna showed a statistically significant treatment benefit across the entire intent to treat population as assessed by the 6-minute walk test, assessing ambulation and endurance, and in lower-limb muscle function as assessed by the North Star Ambulatory Assessment, a functional scale designed for boys affected by DMD. Additionally, Translarna showed a statistically significant treatment benefit across the intent to treat population within the 10-meter run/walk and 4-stair stair climb, each assessing ambulation and burst activity, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the primary analysis group, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We then had an informal meeting with the FDA, during which we discussed the potential path to an NDA re-submission for Translarna. Based on the meeting discussion, we are preparing to request an additional Type C meeting with the FDA to review the totality of data collected to date, including dystrophin and other mechanistic data as well as additional analyses that could support the benefit of Translarna.

UpstazaTM (eladocagene exuparvovec)

We have developed Upstaza, a gene therapy used for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. We are also preparing a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, we held a Type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At that meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We completed these analyses and provided the results to the FDA for review.  Pending FDA feedback, we expect to submit a BLA to the FDA in the third quarter of 2023.

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

Evrysdi® (risdiplam)

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the European Commission in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in Brazil in October 2020 and Japan in June 2021. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In July 2023, the CHMP adopted a positive opinion for the extension of the Evrysdi marketing authorization to include infants under two months old in the EU and we expect a final decision regarding the approval from the European Commission later in 2023.

Diversified Development Pipeline

Splicing Platform

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase. The study demonstrated dose-dependent lowering of Huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. Enrollment in the Phase 2 study remains active and ongoing outside of the United States. Enrollment within the United States is paused as the FDA has requested additional data to allow the Phase 2 study to proceed; discussions are ongoing with the FDA to allow the resumption of U.S. enrollment.

Metabolic Platform

The most advanced molecule in our metabolic platform is sepiapterin, a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. We expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU in the fourth quarter of 2023 pending FDA feedback from our scheduled pre-NDA meeting.

Bio-e Platform

Our Bio-e platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our Bio-e platform are vatiquinone and utreloxastat.  We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints. Furthermore, vatiquinone was well tolerated. We have been granted a Type C meeting with the FDA to discuss the potential for an NDA submission for vatiquinone for the treatment of Friedreich ataxia. In June 2023, we announced that our registration-directed Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures did not achieve its primary endpoint of reduction in observable motor seizures. We have decided to deprioritize our program for vatiquinone in children with mitochondrial disease associated seizures given the results of the Phase 2/3 study. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 trial of utreloxastat for amyotrophic lateral sclerosis in the first quarter of 2022 and enrollment is ongoing.

Oncology Platform

Unesbulin is our most advanced oncology agent. We completed our Phase 1 trials evaluating unesbulin in leiomyosarcoma, or LMS, and diffuse intrinsic pontine glioma, or DIPG, in the fourth quarter of 2021. We initiated a registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS in the first quarter of 2022 and enrollment is ongoing. We are evaluating our plans for a potential initiation of a registration-directed Phase 2/3 trial of unesbulin for the treatment of DIPG.

Multi-Platform Discovery

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases and oncology.

In May 2023, we announced a strategic pipeline prioritization following a review of our preclinical development programs. Based on this review, we decided to discontinue our preclinical and early research programs in our gene therapy platform, including the programs targeting Friedreich ataxia and Angelman syndrome. In connection with this strategic prioritization, in May 2023, we committed to a reduction in workforce of approximately 8%, which will primarily affect employees in the United States. We plan to complete the reduction in workforce by August 31, 2023.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2023, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of June 30, 2023.

As of June 30, 2023, we had an accumulated deficit of $2,994.8 million. We had a net loss of $337.8 million and $278.8 million for the six months ended June 30, 2023 and 2022, respectively.

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing, including expanding our direct manufacturing capabilities at our leased biologics manufacturing facility and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur ongoing research and development expenses for our products and product candidates, including our splicing, metabolic, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are also preparing and anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in the third quarter of 2023 and expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU in the fourth quarter of 2023 pending FDA feedback from our scheduled pre-NDA meeting. These efforts may significantly impact the timing and extent of our commercialization expenses.

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

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, we paid a $30.0 million development milestone to the former Censa securityholders. We elected to pay this milestone in the form of shares of our common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, we issued 657,462 shares of our common stock and paid $0.4 million to former Censa securityholders. We expect to pay the former equityholders of Agilis $20.0 million in regulatory milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency. We expect to submit a BLA for Upstaza to the FDA in the third quarter of 2023. We also expect to make an additional payment to the former Censa securityholders of $25.0 million in cash upon the potential achievement in 2023 of a development and regulatory milestone relating to sepiapterin.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2022 Annual Report. There were no material changes to these obligations and commitments during the period ended June 30, 2023. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. For the three months ended June 30, 2023 and 2022, net product sales outside of the United States were $108.9 million and $86.9 million, respectively consisting of sales of Translarna, Tegsedi, Waylivra and Upstaza. Translarna net revenues made up $96.5 million and $77.0 million of the net product sales outside of the United States for the three months ended June 30, 2023 and 2022, respectively.  For the three months ended June 30, 2023 and 2022, net product sales in the United States were $65.7 million and $56.8 million, respectively, consisting solely of sales of Emflaza. During the three months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $65.7 million, $19.1 million, and $23.1 million of the net product sales, respectively. During the three months ended June 30, 2022, two countries, the United States and Russia, accounted for at least 10% of our net product sales, representing $56.8 million and $23.6 million of net product sales, respectively. For the three months ended June 30, 2023 and 2022, we had a total of two and two distributors, respectively, that each accounted for over 10% of our net product sales.

During the six months ended June 30, 2023 and 2022, net product sales outside of the United States were $241.8 million and $168.1 million, respectively consisting of sales of Translarna, Tegsedi, Waylivra and Upstaza. Translarna net revenues made up $211.6 million and $156.2 million of the net product sales outside of the United States for the six months ended June 30, 2023 and 2022, respectively.  For the six months ended June 30, 2023 and 2022, net product sales in the United States were $120.3 million and $105.4 million, respectively, consisting solely of sales of Emflaza. During the six months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $120.3 million, $63.7 million, and $48.9 million of net product sales, respectively. During the six months ended June 30, 2022, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $105.4 million, $28.9 million, and $32.5 million of net product sales, respectively. For the six months ended June 30, 2023 and 2022, we had a total of two and two distributors, respectively, that each accounted for over 10% of our net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of June 30, 2023, we had recognized a total of $210.0 million in milestone payments and $240.6 million royalties on net sales pursuant to the SMA License Agreement. As of June 30, 2023, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of June 30, 2023 are $250.0 million upon achievement of certain sales events.

For the three months ended June 30, 2023 and 2022, we did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the six months ended June 30, 2023 and 2022, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial. There were no milestones triggered from Roche in the three and six months ended June 30, 2023 and 2022.

For the three and six months ended June 30, 2023, we recognized $36.9 million and $67.7 million of royalty revenue related to Evrysdi, respectively. For the three and six months ended June 30, 2022, the Company has recognized $21.8 million and $40.7 million of royalty revenue, respectively, related to Evrysdi.

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

For the three and six months ended June 30, 2023, we recognized $2.4 million and $4.4 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized for the three and six months ended June 30, 2022. As of June 30, 2023, we had contract assets of $0.4 million and no remaining performance obligations related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2022, we had remaining performance obligations of $1.4 million and no contracts assets related to plasmid DNA and AAV production for external customers.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing, metabolic, Bio-e and oncology programs and performance of our post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022

	(in thousands)
Global DMD Franchise	$22,759	$17,111
Metabolic	29,991	15,184
Gene Therapy	31,677	49,556
Bio-e	23,801	12,880
Oncology	14,618	8,979
Splicing	29,462	18,355
Emvododstat for COVID-19	—	7,459
Discovery	33,566	27,739
Total research and development	$185,874	$157,263

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Global DMD Franchise	$41,165	$34,692
Metabolic	88,672	30,974
Gene Therapy	77,204	91,547
Bio-e	36,695	27,612
Oncology	21,688	15,199
Splicing	47,436	33,076
Emvododstat for COVID-19	891	9,831
Discovery	67,247	54,410
Total research and development	$380,998	$297,341

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

During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report.

Results of operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30,		Change
(in thousands)	2023	2022	2023 vs. 2022
Net product revenue	$174,592	$143,701	$30,891
Royalty revenue	36,853	21,825	15,028
Manufacturing revenue	2,363	—	2,363
Cost of product sales, excluding amortization of acquired intangible asset	12,731	9,639	3,092
Amortization of acquired intangible asset	47,397	26,294	21,103
Research and development expense	185,874	157,263	28,611
Selling, general and administrative expense	88,449	79,892	8,557
Change in the fair value of contingent consideration	(128,900)	(15,200)	(113,700)
Intangible asset impairment	217,800	—	217,800
Interest expense, net	(29,415)	(21,976)	(7,439)
Other income (expense), net	1,479	(34,357)	35,836
Income tax benefit (expense)	38,596	(3,392)	41,988

Net product revenues. Net product revenues were $174.6 million for the three months ended June 30, 2023, an increase of $30.9 million, or 21%, from $143.7 million for the three months ended June 30, 2022. The increase in net product revenue was primarily due to an increase in net product sales of Translarna and Emflaza. Translarna net product revenues were $96.5 million for the three months ended June 30, 2023, an increase of $19.5 million, or 25%, compared to $77.0 million for the three months ended June 30, 2022. These results were driven by treatment of new patients and continued geographic expansion. Emflaza net product revenues were $65.7 million for the three months ended June 30, 2023, an increase of $8.9 million, or 16%, compared to $56.8 million for the three months ended June 30, 2022. These results reflect new patients and high compliance.

Royalty revenue. Royalty revenue was $36.9 million for the three months ended June 30, 2023, an increase of $15.0 million, or 69%, from $21.8 million for the three months ended June 30, 2022. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $2.4 million for the three months ended June 30, 2023  an increase of $2.4 million, or 100%, from $0.0 million for the three months ended June 30, 2022. The increase is due to the manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $12.7 million for the three months ended June 30, 2023, an increase of $3.1 million, or 32%, from $9.6 million for the three months ended June 30, 2022. Cost of product sales consist primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue and royalty revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $47.4 million for the three months ended June 30, 2023, an increase of $21.1 million, or 80%, from $26.3 million for the three months ended June 30, 2022. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase is primarily related to additional Marathon contingent payments for Emflaza.

Research and development expense. Research and development expense was $185.9 million for the three months ended June 30, 2023, an increase of $28.6 million, or 18%, from $157.3 million for the three months ended June 30, 2022. The increase in research and development expenses is primarily related to the advancement of the clinical pipeline. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the three months ended June 30, 2023.

Selling, general and administrative expense. Selling, general and administrative expense was $88.4 million for the three months ended June 30, 2023, an increase of $8.6 million, or 11%, from $79.9 million for the three months ended June 30, 2022. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the three months ended June 30, 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a gain of $128.9 million for the three months ended June 30, 2023, an increase of $113.7 million, or over 100%, from a gain of $15.2 million for the three months ended June 30, 2022. The change is primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. As a result, we recorded a fair value change of $129.8 million for the contingent consideration related to Friedreich ataxia and Angelman syndrome.

Intangible asset impairment. Intangible asset impairment was $217.8 million for the three months ended June 30, 2023, an increase of $217.8 million, or 100%, from intangible asset impairment of $0.0 million for the three months ended June 30, 2022. The change is due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the three months ended June 30, 2023.

Interest expense, net. Interest expense, net was $29.4 million for the three months ended June 30, 2023, an increase of $7.4 million, or 34%, from $22.0 million for the three months ended June 30, 2022. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement and the Blackstone Credit Agreement.

Other income (expense), net. Other income, net was $1.5 million for the three months ended June 30, 2023, a change of $35.8 million, or over 100%, from other expense, net of $34.4 million for the three months ended June 30, 2022. Other income, net for the three months ended June 30, 2023 was primarily related to realized and unrealized foreign exchange gains, net, of $2.9 million, and unrealized gains of $2.3 million on marketable securities – equity investments, offset by unrealized and realized losses, net, on our equity investments in ClearPoint Neuro, Inc. of $1.9 million and unrealized losses on our convertible debt security in ClearPoint Neuro, Inc. $1.6 million. Other expense, net for the three months ended June 30, 2022, was primarily related to an unrealized foreign exchange loss from the remeasurement of our intercompany loan, offset by unrealized gains on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $3.4 million and $3.5 million, respectively.

Income tax benefit (expense). Income tax benefit was $38.6 million for the three months ended June 30, 2023, a change of $42.0 million, or over 100%, compared to income tax expense of $3.4 million for the three months ended June 30, 2022. The change in income tax benefit (expense) is attributable to the deduction provided by IRC Section 250 and the reversal of the deferred tax liability recognized in conjunction with the discontinuation of the gene therapy programs. We also incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,		Change
(in thousands)	2023	2022	2023 vs. 2022
Net product revenue	$362,149	$273,534	$88,615
Collaboration revenue	6	7	(1)
Royalty revenue	67,684	40,721	26,963
Manufacturing revenue	4,351	—	4,351
Cost of product sales, excluding amortization of acquired intangible assets	26,875	19,774	7,101
Amortization of acquired intangible assets	86,812	49,767	37,045
Research and development expense	380,998	297,341	83,657
Selling, general and administrative expense	175,363	153,162	22,201
Change in the fair value of contingent consideration	(126,500)	(26,900)	(99,600)
Intangible asset impairment	217,800	—	217,800
Interest expense, net	(56,745)	(45,490)	(11,255)
Other income (expense), net	11,434	(46,214)	57,648
Income tax benefit (expense)	34,627	(8,227)	42,854

Net product revenues. Net product revenues were $362.1 million for the six months ended June 30, 2023, an increase of $88.6 million, or 32%, from $273.5 million for the six months ended June 30, 2022. The increase in net product revenue was primarily due to an increase in net product sales of Translarna and Emflaza. Translarna net product revenues were $211.6 million for the six months ended June 30, 2023, an increase of $55.4 million, or 35%, compared to $156.2 million for the six months ended June 30, 2022. These results were driven by treatment of new patients and continued geographic expansion. Emflaza net product revenues were $120.3 million for the six months ended June 30, 2023, an increase of $14.9 million, or 14%, compared to $105.4 million for the six months ended June 30, 2022. These results reflect new patients and high compliance.

Collaboration revenues. Collaboration revenues was $6.0 thousand for the six months ended June 30, 2023, a decrease of $1.0 thousand, or 14%, from $7.0 thousand for the six months ended June 30, 2022. No milestones were triggered in the six months ended June 30, 2023. The activity for collaboration revenue was immaterial for the six months ended June 30, 2023, and 2022.

Royalty revenue. Royalty revenue was $67.7 million for the six months ended June 30, 2023, an increase of $27.0 million, or 66%, from $40.7 million for the six months ended June 30, 2022. The increase in royalty revenue was due to higher Evrysdi sales in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $4.4 million for the six months ended June 30, 2023, an increase of $4.4 million, or 100%, from $0.0 million for the six months ended June 30, 2022. The increase is due to the manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $26.9 million for the six months ended June 30, 2023, an increase of $7.1 million, or 36%, from $19.8 million for the six months ended June 30, 2022. Cost of product sales consist primarily of royalty payments associated with Emflaza and Translarna net product sales, excluding contingent payments to Marathon, costs associated with Emflaza and Translarna product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increase in net product revenue, royalty revenue, and collaboration milestone revenue.

Amortization of acquired intangible asset. Amortization of our intangible assets was $86.8 million for the six months ended June 30, 2023, an increase of $37.0 million, or 74%, from $49.8 million for the six months ended June 30, 2022. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase is primarily related to additional Marathon contingent payments for Emflaza.

Research and development expense. Research and development expense was $381.0 million for the six months ended June 30, 2023, an increase of $83.7 million, or 28%, from $297.3 million for the six months ended June 30, 2022. The increase in research and development expenses is primarily related to the advancement of the clinical pipeline. The increase in R&D expenses includes the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the six months ended June 30, 2023.

Selling, general and administrative expense. Selling, general and administrative expense was $175.4 million for the six months ended June 30, 2023, an increase of $22.2 million, or 14%, from $153.2 million for the six months ended June 30, 2022. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the six months ended June 30, 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a gain of $126.5 million for the six months ended June 30, 2023, a change of $99.6 million, or over 100%, from a gain of $26.9 million for the six months ended June 30, 2022. The change is primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. As a result, we recorded a fair value change of $129.8 million for the contingent consideration related to Friedreich ataxia and Angelman syndrome.

Intangible asset impairment. Intangible asset impairment was $217.8 million for the six months ended June 30, 2023, an increase of $217.8 million, or 100%, from intangible asset impairment of $0.0 million for the six months ended June 30, 2022. The change is due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the six months ended June 30, 2023.

Interest expense, net. Interest expense, net was $56.7 million for the six months ended June 30, 2023, an increase of $11.3 million, or 25%, from $45.5 million for the six months ended June 30, 2022. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the Royalty Purchase Agreement and the Blackstone Credit Agreement.

Other income (expense), net. Other income, net was $11.4 million for the six months ended June 30, 2023, a change of $57.6 million, or over 100%, from other expense of $46.2 million for the six months ended June 30, 2022. Other income, net for the six months ended June 30, 2023 was primarily related to realized and unrealized foreign exchange gains of $11.2 million. The change in other expense, net for the six months ended June 30, 2022, resulted primarily from an unrealized foreign exchange loss from the remeasurement of our intercompany loan, offset by unrealized gains on our equity investments and convertible debt security in ClearPoint Neuro, Inc. of $2.4 million and $2.0 million, respectively.

Income tax benefit (expense). Income tax benefit was $34.6 million for the six months ended June 30, 2023, a change of $42.9 million, or over 100%, compared to income tax expense of $8.2 million for the six months ended June 30, 2022. The change in income tax benefit (expense) is attributable to the deduction provided by IRC Section 250 and the reversal of the deferred tax liability recognized in conjunction with the discontinuation of the gene therapy programs.

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

All obligations under the Blackstone Credit Agreement are secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions are met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contains certain negative covenants with which we must remain in compliance. The Blackstone Credit Agreement also requires that we maintain consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which shall be increased to $200.0 million upon our consummating acquisitions meeting certain consolidated thresholds described therein. In addition, we will be required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein, including $50.0 million that we funded into the reserve account during the quarter ended March 31, 2023 and was released back to us during the quarter ended June 30, 2023. The funds in the reserve account are available to prepay the Loans at any time at our option, and are, if funded, subject to release upon certain further conditions. Upon any such release, such funds are freely available for our use subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Cash flows

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $337.9 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	(43,611)	(152,646)
Investing activities	(52,723)	121,297
Financing activities	22,554	5,029

Net cash used in operating activities was $43.6 million for the six months ended June 30, 2023 and $152.6 million for the six months ended June 30, 2022. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities.

Net cash used in investing activities was $52.7 million for the six months ended June 30, 2023 and net cash provided by investing activities was $121.3 million for the six months ended June 30, 2022. Cash used in investing activities for the six months ended June 30, 2023 was primarily related to the acquisition of product rights, purchases of marketable securities-equity investments, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities. Cash provided by investing activities for the six months ended June 30, 2022 was primarily related to net sales and redemption of marketable securities, partially offset by purchases of marketable securities, purchases of fixed assets, and the acquisition of product rights.

Net cash provided by financing activities was $22.6 million for the six months ended June 30, 2023 and $5.0 million for the six months ended June 30, 2022. Cash provided by financing activities for the six months ended June 30, 2023 and 2022 were primarily attributable to cash received from the exercise of options, and proceeds from our Employee Stock Purchase Plan, partially offset by payments on our finance lease principal.

Funding requirements

We anticipate that our expenses will continue to increase in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including the expansion of our infrastructure and corresponding sales and marketing, legal and regulatory, distribution and manufacturing and administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with the research and development of our splicing, metabolic, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications. In addition, we may incur substantial costs in connection with our efforts to advance our regulatory submissions. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We are also preparing and anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in the third quarter of 2023 and expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU in the fourth quarter of 2023 pending FDA feedback from our scheduled pre-NDA meeting. These efforts may significantly impact the timing and extent of our commercialization expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;

●	are required to take other steps, in addition to Study 041, to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	initiate or continue the research and development of our splicing, metabolic, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, including Study 041, label extensions and additional indications;
●	continue to utilize the Hopewell Facility to manufacture program materials for third parties;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	our ability to maintain the marketing authorization for our products, including in the EEA for Translarna for the treatment of nmDMD and whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	the costs, timing and outcome of Study 041;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;
●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from the COVID-19 pandemic or other potential widespread outbreaks of contagious disease;

●	our ability to maintain orphan exclusivity in the United States for Emflaza;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities under our splicing, metabolic, Bio-e and oncology programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of our splicing, metabolic, Bio-e and oncology programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the Blackstone Credit Agreement;
●	our ability to satisfy our obligations under the indentures governing the 2026 Convertible Notes;
●	the timing and scope of growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing, metabolic, Bio-e and oncology programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to continue to utilize the Hopewell Facility to manufacture program materials for third parties;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our Bio-e platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, we paid a $30.0 million development milestone to the former Censa securityholders. We elected to pay this milestone in the form of shares of our common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, we issued 657,462 shares of our common stock and paid $0.4 million to the former Censa securityholders. We expect to pay the former equityholders of Agilis $20.0 million in regulatory milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency. We expect to submit a BLA for Upstaza to the FDA in the third quarter of 2023. We also expect to make an additional payment to the former Censa securityholders of $25.0 million in cash upon the potential achievement in 2023 of a development and regulatory milestone relating to sepiapterin.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2022 Annual Report. There were no material changes to these obligations and commitments during the period ended June 30, 2023. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2023, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us.

Item 5. Other Information.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in Company securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in Company securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Matthew Klein (Chief Executive Officer)	Termination (April 14, 2023)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Matthew Klein (Chief Executive Officer)	Adoption (April 23, 2023)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on April 18, 2023	Sale	Until final settlement of RSUs on or around April 18, 2027	Indeterminable (2)
Emily Hill (Former Chief Financial Officer)	Adoption (May 10, 2023)	Rule 10b5-1 trading arrangement	Sale	Until May 10, 2024, or such earlier date upon which all transactions are completed.	Up to 162,986 shares

(1) This trading plan related to 65,000 shares of Company common stock and had a scheduled expiration date of February 15, 2024.

(2) The number of shares subject to this RSU grant that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of settlement.  This trading arrangement provides for the automatic sale of shares that would otherwise be issuable on each settlement date of the RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†	Amendment No. 5 to License Agreement dated April 28, 2023 by and between Shiratori Pharmaceutical Co. Ltd. and PTC Therapeutics MP, Inc.
10.2+

Amended and Restated Employment Agreement between PTC Therapeutics, Inc. and Matthew Klein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 18, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*     Submitted electronically herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+	Management contract, compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)