Form 10-K
period 2023-12-31
PTC THERAPEUTICS, INC.
filed 2024-02-29
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,330,616,515. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

As of February 27, 2024, the registrant had 76,608,030 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	our expectations with respect to the European Commission’s potential adoption of the Committee for Medicinal Products for Human Use’s negative opinion for the renewal of the conditional marketing authorization for TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, following a re-examination procedure and our ability to maintain such conditional marketing authorization or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain our marketing authorizations in other jurisdictions in which Translarna has been approved;
●	our ability to utilize results from Study 041 and from our international drug registry study to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	expectations with respect to our ability to commercialize UpstazaTM (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, in the EEA, any potential regulatory submissions and potential approvals for our product candidates, our manufacturing capabilities and the potential financial impact and benefits of our leased biologics manufacturing facility and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;

●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	the extent, timing and financial aspects of our strategic pipeline prioritization and reductions in workforce;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and ferroptosis and inflammation programs;

●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

Summary of Risk Factors

●	We may be unable to continue to commercialize Translarna for nmDMD in the EEA if the EC adopts the negative opinion issued by the CHMP for the renewal of the existing conditional authorization for Translarna.
●	We may be unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products;
●	Delays or failures in obtaining regulatory approval would materially impair our commercialization capabilities;
●	We may not qualify for certain specialized pathways to develop our product candidates or to seek approval;
●	We or our collaborators may experience any of a number of possible unforeseen events in connection with clinical trials related to our products and product candidates;
●	Subgroup, retrospective, post-hoc, and certain statistical analyses may not be reliable and typically will not form the basis for regulatory approval;
●	We may experience delays or difficulties in the enrollment of patients in our clinical trials;
●	We may identify serious adverse side effects during the development or further development of any product or product candidate;
●	Our products and product candidates may be difficult to manufacture;
●	Our products and product candidates may fail to achieve market acceptance in the medical community;
●	We may be unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates;
●	A substantial portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks and laws and regulations, including those governing export restrictions and economic sanctions;
●	We face substantial competition;
●	Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives;
●	We have incurred significant losses since our inception and expect to continue to incur significant operating expenses for the foreseeable future. We may need additional funding and we may never generate profits from operations or maintain profitability;
●	We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or from collaborations or make investments in other companies or technologies that could harm our business and dilute our stockholders’ ownership;
●	Raising additional capital may dilute our stockholders’ ownership, restrict our operation or require us to relinquish rights to our technologies or product candidates;
●	We may not be able to comply with applicable laws and regulations for our products or product candidates;
●	We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU;
●	All pharmaceutical products for which marketing authorization has been granted are subject to extensive and rigorous regulation;
●	Failure to obtain and maintain acceptable pricing and reimbursement terms for our products would delay our commercialization efforts;

●	Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may negatively affect our business;
●	We may fail to properly allocate our resources;
●	We contract with third parties for the manufacture and distribution of our products and certain of our product candidates and these third parties may encounter issues that affect our business;
●	We rely on third parties to conduct our preclinical and clinical trials and other essential services;
●	We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates;
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security;
●	We may be subject to product liability and other civil lawsuits;
●	We may be unable to retain our key executives;
●	We may be unable to obtain or maintain patent protection for our technology and products;
●	We may become involved in lawsuits to protect or enforce our intellectual property or in connection with allegations that we are infringing on third party intellectual property rights;
●	Without patent protection, our marketed products may face generic competition;
●	We may not obtain or maintain adequate trademark protection for our brand names;
●	Our rights to develop and commercialize Upstaza are subject, in part, to the terms and conditions of licenses granted to us by others;
●	We may not have sufficient cash flow from our business to make payments on our debt; and
●	The price of our common stock may be volatile and fluctuate substantially.

PART I

Item 1.   Business

Overview

We are a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients. We believe that this allows us to maximize value for all of our stakeholders.

Our Pipeline

We have a diversified therapeutic portfolio that includes several commercial products and product candidates in various stages of development, including discovery, research and clinical stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism. The chart and the disclosure directly below summarizes the status of our significant clinical-stage programs and commercial products as of the date of this report, including those with our strategic partners:

●	Global Commercial Footprint
o	Global DMD Franchise – We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. On January 25, 2024, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, issued a negative opinion for the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the European Commission, or EC, has 67 days to adopt the opinion from the date of its issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the EEA. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries as described below. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

o	UpstazaTM (eladocagene exuparvovec) – Upstaza, a gene therapy for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom. We expect to submit a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States to the United States Food and Drug Administration, or FDA, in March 2024.
o	Tegsedi® (inotersen) and Waylivra® (volanesorsen) – We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., or Ionis. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra is approved in Brazil for the treatment of familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL.
o	Evrysdi® (risdiplam) – Evrysdi, a treatment for spinal muscular atrophy, or SMA, was approved by the FDA for the treatment of SMA in adults and children of all ages and by the EC for the treatment of 5q SMA in patients of all ages with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in over 100 countries. Evrysdi is a product of our SMA program and our collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

●	Diversified Development Pipeline
o	Sepiapterin – We expect to submit a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of phenylketonuria, or PKU, in the EEA in March 2024. We also expect to submit a New Drug Application, or NDA, to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024.
o	Splicing Platform – In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase. We expect to provide 12-month interim data from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2024.
o	Ferroptosis and Inflammation Platform – The two most advanced molecules in our ferroptosis and inflammation platform are vatiquinone and utreloxastat. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, called MOVE-FA, in May 2023. While the trial did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In the first quarter of 2024, we also received scientific advice from the EMA on the MOVE-FA trial results, in which the EMA stated that the MOVE-FA data would likely not be sufficient for conditional authorization. We initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. We expect topline results from this trial in the fourth quarter of 2024.

●	Pre-clinical Pipeline
o	We continue to invest in our pre-clinical product pipeline by committing significant resources to research and development programs to provide access to best-in-class treatments for patients who have an unmet medical need. Our pre-clinical efforts are focused on two scientific platforms: splicing and ferroptosis, two areas of science where PTC has significant expertise.

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

Marketing authorization matters

Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy

European Economic Area

We received marketing authorization from the EC in August 2014 for Translarna for the treatment of nmDMD in ambulatory patients aged five years and older in the member states of the EEA, subject to annual renewal and other conditions. In July 2018, the EC approved a label-extension request to our marketing authorization for Translarna in the EEA to include patients from two to up to five years of age. In July 2020, the EC approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna.

The marketing authorization is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. We are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

Marketing authorization is required in order for us to engage in any commercialization of Translarna in the EEA, which allows us to participate in pricing and reimbursement negotiations, on a country-by-country basis with each country in the EEA. Individual countries in the EEA have the ability to make Translarna available under early access programs, or EAP programs, or through similar styled programs. There is substantial risk that if the EC adopts the CHMP’s negative opinion or we are otherwise unable to renew our EEA marketing authorization during any annual renewal cycle or we are unable to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA should the CHMP’s negative opinion be adopted by the EC or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories. For more information regarding the risks associated with the a potential EC adoption of the CHMP’s negative opinion on Translarna’s marketing authorization, see Item 1A. Risk Factors, “We may be unable to continue to commercialize Translarna for nonsense mutation Duchenne muscular dystrophy in the European Economic Area if the European Commission adopts the negative opinion issued by the Committee for Medicinal Products for Human Use of the European Medicines Agency for the renewal of the existing conditional authorization for Translarna.”

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

As the marketing authorization holder, we are obligated to monitor the use of Translarna for nmDMD to detect, assess and take required action with respect to information that could impact the safety profile of Translarna and to report this information, through pharmacovigilance submissions, to the EMA. Following its assessment of these submissions, the EMA can recommend to the EC actions ranging from the continued maintenance of the marketing authorization to its withdrawal.

United States

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter, or CRL, for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041, which was our 18-month, placebo-controlled trial, followed by an 18-month open-label extension, of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on this discussion, the FDA suggested we request a pre-submission Type C meeting to discuss the specific contents of an NDA resubmission based on results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. This meeting is scheduled for March 2024.

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

Other Territories

Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015, Chile in 2018, Brazil in 2019 and Russia in 2020, in addition to approvals from other countries, and these licenses are currently active. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is possible that we would not be able to maintain our marketing authorizations in these regions in the event the EMA decides not to renew or otherwise modifies or withdraws our marketing authorization in the EEA.  In addition, Translarna is authorized in the United Kingdom and will undergo a national assessment. The marketing authorization for Translarna in Brazil and Russia are subject to renewal every five years. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.

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

Emflaza received a seven-year marketing exclusivity period in the United States for its approved indications, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. See “Item 1. Business-Government Regulation” for further discussion with respect to marketing protection we rely on.

Upstaza

Upstaza is a gene therapy for the treatment of AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. We are also preparing a BLA for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, we held a Type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At that meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We completed these analyses and provided the results to the FDA for review. The FDA stated that the data that we provided were still not sufficient. However, the FDA also said that the available data from the ongoing clinical study in the United States assessing the safety of the drug delivery cannula for Upstaza could be used to support a BLA for accelerated approval based on biomarker data demonstrating a treatment-related increase in de novo dopamine production. At the FDA’s suggestion, we held a pre-BLA meeting in December 2023. We expect to submit a BLA to the FDA for Upstaza for the treatment of AADC deficiency in March 2024.

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

Upstaza is an adeno-associated virus, or AAV, gene therapy, which has been assessed in three completed clinical trials, AADC-1601, AADC-010 and AADC-011. The three completed trials included a total of 30 children with AADC deficiency who were treated with Upstaza during a single procedure in which the gene therapy was administered directly to the region of the brain, called the putamen, where dopamine is made and released. The targeted micro-dosing approach administering small amounts of gene therapy directly to focal regions of affected cells in the putamen has the benefit of keeping the supply requirements for materials low, improving access of the therapeutic gene to key cells, potentially limiting immune and complement-mediated responses and reducing the risk of off-target uptake and excretion of the gene therapy by the liver and kidneys. Results from these trials suggest that patients may have a gain of motor functions and improvement in cognitive scales following gene therapy administration and have shown significant increases in motor function, which contrasts with the published natural history.

AADC-1601, AADC-010 and AADC-011, were each single-arm, open-label, interventional trials. The primary and secondary objectives of these trials were to assess the safety and efficacy of Upstaza administered via bilateral putaminal-infusions in patients with severe AADC deficiency. Study enrollment required a diagnosis of AADC deficiency, defined as decreased homovanilic acid, or HVA, and 5-hydroxyindoleacetic acid, or 5-HIAA, and elevated levels of L-DOPA in the cerebrospinal fluid, or CSF, the presence of more than one DDC gene mutation, and the presence of clinical symptoms of AADC deficiency (including developmental delay, hypotonia, dystonia, and oculogyric crisis), and a patient age of older than 2 years.

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

At baseline, patients had no functional movement and failed to achieve any motor milestones, including head control, sitting or standing capabilities, consistent with the published natural history of severe AADC deficiency. Compared to baseline, at one-year and at five-years after Upstaza administration, patients had objective evidence of de novo dopamine production as visualized by F-DOPA PET imaging of the brain, consistent with successful and stable gene expression and enzyme activity over time. Additionally, HVA levels, which is the major metabolite of dopamine metabolism, were measured at month 12 to determine if new dopamine was synthesized. HVA levels increased significantly from baseline at month 12, consistent with de novo dopamine synthesis.

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

Compared to published natural history data, patients in these trials showed statistically significant improvements at both two- and five-year post-treatment in achievement of motor milestones of full head control (at 2 and 5 years), sitting unassisted (at 2 and 5 years), standing with support (at 5 years) and walking with assistance (at 5 years), reinforcing the clinical benefit and sustainability of functional motor improvements.

Surgical injection of Upstaza in the completed trials was well tolerated. Adverse events were generally associated with the disease state. The most frequent adverse event associated with Upstaza was dyskinesia and these events completely resolved over time. No serious adverse events have been attributed to Upstaza.

Patients from our completed trials have been offered to continue to follow up in Study 1602, which is intended to assess long-term safety and efficacy of Upstaza. Additionally, Study AADC-002, a multicenter, open-label trial to assess and efficacy of Upstaza, is ongoing.  We have enrolled 13 patients in this study.

Upstaza for the treatment of AADC deficiency has orphan drug designation in the United States and EU, and rare pediatric disease designation in the United States, and upon BLA approval the FDA may grant us a priority review voucher, depending on the timing of the approval.

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

Tegsedi and Waylivra

In August 2018 we entered into a Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis for the commercialization by us of Tegsedi, Waylivra and products containing those compounds in countries in Latin America and the Caribbean, or the PTC Territory. See “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-Tegsedi and Waylivra” below for further discussion with respect to this collaboration and license agreement.

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

Waylivra

Waylivra is an ASO that has received marketing authorization in the EU for the treatment of FCS, subject to certain conditions. The United States and EU regulatory agencies have granted orphan drug designation to Waylivra for the treatment of FCS. In connection with the marketing approval for Waylivra in the EU, the EC is requiring Akcea to provide results of a study based on a registry of patients to investigate how blood checks and adjustments to frequency of injections are carried out in practice and how well they work to prevent thrombocytopenia and bleeding in FCS patients taking Waylivra. In August 2021, ANVISA approved Waylivra as the first treatment for FCS in Brazil. Our marketing authorization for Waylivra in Brazil is subject to renewal every five years.

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

Evrysdi

Evrysdi was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the EC in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in over 100 countries. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In August 2023, the EC approved an extension of the Evrysdi marketing authorization to include infants under two months old in the EU. Evrysdi is a product of our SMA program and our collaboration with Roche and the SMA Foundation. For additional information, see “Item 1. Business – Our Collaborations, License Agreements and Funding Arrangements – Roche and the SMA Foundation.”

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

Diversified Development Pipeline

Our pipeline includes a number of programs at various stages of development including sepiapterin, PTC518 and other programs from our splicing and ferroptosis and inflammation platforms. Additionally, we have ongoing clinical studies of our current commercial product for maintaining authorizations and enabling additional authorizations.

Sepiapterin

Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. Sepiapterin has been pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including PKU. PKU is an inborn error of metabolism caused predominantly by mutations in the phenylalanine hydroxylase gene resulting in toxic buildup of the amino acid phenylalanine, or Phe, in the brain, and, if left untreated, severe and irreversible disabilities such as permanent intellectual disability, seizures, delayed development, behavioral problems and possibly psychiatric disorders can occur. We believe that there are approximately 58,000 PKU patients globally. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. We expect to submit an MAA to the EMA for sepiapterin for the treatment of PKU in the EEA in March 2024. Additionally, we participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA has requested that we complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. This nonclinical study was not initially required when we acquired sepiapterin, as the NDA submission was planned under the Section 505(b)(2) pathway. Given that sepiapterin is a novel therapy with distinct pharmacology, biodistribution, mechanism of action and differentiated efficacy, we subsequently decided to make the NDA submission under the Section 505(b)(1) pathway, which requires the 26-week study, which is considered a required NDA component needed to inform labeling and is typically completed prior to submission. Based on the timing to complete this study, we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024 and we intend to discuss with the FDA the potential for an earlier submission if we are permitted to submit the 26-week mouse study report during the NDA review process.

Splicing Platform

Our splicing platform focuses on the development of innovative therapies for diseases, such as SMA, that involve regulation of mRNA splicing in the cell.

In addition to Evrysdi and our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of HD. HD is a neurodegenerative and progressive brain disorder caused by a toxic gain-of-function triplet repeat expansion in the Huntingtin gene resulting in uncontrolled movements and cognitive loss. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of HD. We believe that there are approximately 135,000 HD patients globally. PTC518 is an orally bioavailable molecule with broad central nervous system and systemic distribution that has been designed to target Huntingtin protein expression with high selectivity and specificity. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase. The study demonstrated dose-dependent lowering of Huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. The Phase 2 study is actively ongoing outside the United States, while it has been paused within the United States as the FDA requested additional data to allow the Phase 2 study to proceed. We expect to provide 12-month interim data from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2024. We expect to submit a safety data update to the FDA in the second quarter of 2024 to support lifting of the partial clinical hold on the program.

Ferroptosis and Inflammation Platform

Our ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. Oxidation-reduction, or redox, reactions are an essential component of the generation and regulation of energy in living systems. These reactions are regulated through a set of enzymes known as oxidoreductase enzymes that uniquely require the transfer of an electron, or a redox chemical reaction, to affect their biological activity.

One of the advanced molecules in our ferroptosis and inflammation platform is vatiquinone. Vatiquinone is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. Vatiquinone targets 15-lipoxygenase, or 15-LO, a key regulator of oxidative stress, lipid-based neuro-inflammation, alpha-synuclein oxidation and aggregation and cell death. We are developing vatiquinone for the treatment of Friedreich ataxia. Friedreich ataxia is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are approximately 25,000 Friedreich ataxia patients globally. Vatiquinone has previously been studied in Friedreich ataxia patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension. In this trial, long-term vatiquinone treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. Vatiquinone has been generally well-tolerated in the clinic.

We announced topline results from our MOVE-FA trial, a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, in May 2023. While the trial did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In the first quarter of 2024, we also received scientific advice from the EMA on the MOVE-FA trial results, in which the EMA stated that the MOVE-FA data would likely not be sufficient for conditional authorization.

The other advanced molecule in our ferroptosis and inflammation platform is utreloxastat, a small molecule orally bioavailable compound that targets 15-LO and is in development for the potential treatment of adult CNS patients, including ALS. ALS is a rapidly progressing neurodegenerative disease caused by oxidative damage which leads to neuronal cell death and muscular atrophy. We believe that there are approximately 150,000 ALS patients globally. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 registration directed trial of utreloxastat for ALS in the first quarter of 2022. We expect topline results from this trial in the fourth quarter of 2024.

Translarna (ataluren)

Mechanism of action

We discovered Translarna by applying our technologies to identify molecules that promote or enhance the suppression of nonsense mutations. Nonsense mutations are implicated in a variety of genetic disorders. Nonsense mutations create a premature stop signal in the translation of the genetic code contained in mRNA and prevent the production of full-length, functional proteins. Based on our research, we believe that Translarna interacts with the ribosome, which is the component of the cell that decodes the mRNA molecule and manufactures proteins, to enable the ribosome to read through premature nonsense stop signals on mRNA and allow the cell to produce a full-length, functional protein. As a result, we believe that Translarna has the potential to be an important therapy for genetic disorders which are the result of a nonsense mutation. Genetic tests are available for many genetic disorders, including those noted above, to determine if the underlying cause is a nonsense mutation. Translarna has been generally well-tolerated in all of our clinical trials, which have enrolled over 1,000 individuals to date.

Planned and ongoing clinical development of Translarna in nonsense mutation Duchenne muscular dystrophy

Study 041

Overview. As a specific obligation to our marketing authorization in the EEA, we were required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial was comprised of two stages: an 18-month randomized, double-blind, placebo controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. In September 2022, as part of our specific obligation, we submitted a report on Stage 1 and data from Stage 2 in connection with a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization.

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

Objectives and endpoints. The primary objective of Study 041 was to evaluate the effect of Translarna on ambulation and endurance as assessed by the 6-minute walk test, or 6MWT. Based on the study protocol, the primary analysis of Stage 1 was to evaluate the difference in slope of change in 6MWD from baseline to week 72 between Translarna and placebo in the mITT population. Data from participants who did not qualify for inclusion in the mITT were used for summary and analysis of efficacy endpoints in the ITT (full date set) population.

A secondary objective of Study 041 was to determine the effects of Translarna on ambulation and burst activity as assessed by timed function tests (10-meter run/walk, 4-stair stair-climb, and 4-stair stair descend). Each timed function test was analyzed as a secondary endpoint for both the mITT and ITT populations at the end of Stage 1 and was also analyzed at the end of Stage 2. A separate analysis evaluates 10-meter run/walk results in participants with a baseline 6MWD below 300 meters. An additional analysis evaluates a composite endpoint of average change in times to run/walk 10 meters, climb 4 stairs, and descend 4 stairs. We also assess each of time to loss of ambulation, stair-climbing and stair-descending over 72 weeks and over 144 weeks.

Determination of the effects of Translarna on lower-limb muscle function as assessed by the North Star Ambulatory Assessment, or NSAA, a functional scale designed for boys affected by DMD, serves as an additional secondary objective.

NSAA scores were analyzed as secondary endpoints for both the mITT and ITT populations at the end of Stage 1 and were also analyzed as at the end of Stage 2. A separate analysis for Stage 2 evaluated changes in total score in participants with a baseline 6MWD of equal to or greater than 400 meters and under 7 years of age. We also assessed the risk of loss of NSAA items over 72 weeks and 144 weeks.

Slope of change in 6MWD over 144 weeks was also assessed as a secondary endpoint at the conclusion of Stage 2. Changes in 6MWD from baseline to week 72 and week 144 respectively were also addressed as secondary endpoints.

The safety profile of Translarna was evaluated throughout Stage 1 and Stage 2 as a secondary objective.

Certain exploratory endpoints were also assessed in Study 041. In patients aged 7 years and above, change from baseline in upper limb function is assessed using both functional testing and parent/caregiver-reported questionnaires. In patients under 7 years of age, muscle strength was assessed by change from baseline in myometry parameters. At pre-qualified sites only, magnetic resonance imaging were used to assess change from baseline in muscle fat fraction. The effects of Translarna on pulmonary function were assessed by change from baseline in forced vital capacity. In addition, subject- and parent/caregiver-reported questionnaires and at-home diaries were assessed to evaluate the effect of Translarna on health-related quality of life (HRQL) changes from baseline.

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

Results. In June 2022, we announced top-line results from Stage 1. Within Stage 1, Translarna showed a statistically significant treatment benefit across the entire ITT population as assessed by the 6MWT as assessed by the NSAA. Additionally, Translarna showed a statistically significant treatment benefit across the ITT population within the 10-meter run/walk and 4-stair stair climb, while also showing a positive trend in the 4-stair stair descend although not statistically significant. Within the mITT population, Translarna demonstrated a positive trend across all endpoints, however, statistical significance was not achieved. Translarna was also well tolerated with no new safety findings noted.

Observational study, data collection, and open label, extension trials of Translarna for treatment of nmDMD

We are undertaking a multi-center, observational post-approval study of patients receiving Translarna on a commercial basis, or Study 025o, as required by the Pharmacovigilance Risk Assessment Committee of the EMA and in collaboration with TREAT-NMD and the Cooperative International Neuromuscular Research Group. During the study we will gather data on the safety, effectiveness, and prescription patterns of Translarna in routine clinical practice. We have successfully enrolled more than 300 patients in Study 025o and we expect to follow their progress over five years.

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

Overall in the ITT population, there was an increase in dystrophin expression from baseline, on both ECL as the primary endpoint and IHC as the secondary endpoint, but these did not meet a p-value of <0.05. Nevertheless, when studying the 18 patients in the evaluable cohort, we identified a greater increase in dystrophin expression, and this increase did reach a nominal p-value of 0.04 in the analysis of the IHC assay. Also, over 80% of the evaluable subjects demonstrated an increase in dystrophin expression. 8 patients in the evaluable population had longer treatment exposure, ranging from 62-70 weeks, and these 8 patients had markedly greater levels of dystrophin increase with an average of approximately 24% in the ECL assay. We believe that these results suggest that longer duration of treatment resulted in greater biological effect, which is consistent with the long-term Translarna treatment benefit we have previously reported from our other clinical studies and our international drug registry study for nmDMD patients receiving Translarna.

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

Strategic Pipeline Prioritizations

In May 2023 and September 2023, we announced strategic pipeline prioritizations following reviews of our portfolio.  In connection with the strategic pipeline prioritizations, we reduced our workforce by 32%, which primarily affected employees in the United States, including those employees involved in early-stage research and gene therapy manufacturing and associated selling, general and administrative functions. We substantially completed the reduction in workforce in January 2024. We also decided to discontinue our preclinical and early research programs for our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome, as well as our oncology platform, which included programs for unesbulin for the treatment of diffuse intrinsic pontine glioma and leiomyosarcoma.

Multi-platform Discovery

We continue to invest in our pre-clinical product pipeline by committing significant resources to research and development programs to provide access to best-in-class treatments for patients who have an unmet medical need.

Our Approach

We use multiple drug discovery platforms to discover and develop therapies to target diseases with high-unmet need. Our platforms focus on identifying small molecules that intervene in pathways required for RNA processing and energy production. Careful control and manipulation of these processes allow us to address a wide range of deficiencies.

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

Ferroptosis and Inflammation

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

Roche and the SMA Foundation

Overview.   In November 2011, we entered into a License and Collaboration Agreement with Roche and the SMA Foundation, dated as of November 23, 2011, or the SMA License Agreement, to further develop and commercialize compounds identified under our SMA sponsored research program with the SMA Foundation and to research other small molecule compounds with potential for therapeutic use in patients with SMA. The research term of this agreement was terminated effective December 31, 2014. The ongoing collaboration is governed by a joint steering committee consisting of an equal number of representatives of us, the SMA Foundation and Roche. We, the SMA Foundation and Roche have agreed to endeavor to make decisions by consensus, but if the joint steering committee cannot reach agreement after following a specified decision resolution procedure, Roche’s decision will control. However, Roche may not exercise its final decision-making authority with respect to certain specified matters, including any decision that would increase our or the SMA Foundation’s obligations, reduce our or the SMA Foundation’s rights, expand Roche’s rights, or reduce Roche’s obligations under the license and collaboration agreement.

Commercialization.   We have granted Roche worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to such compounds and products. Roche is responsible for pursuing worldwide clinical development of compounds from the research program and has the exclusive right to develop and commercialize compounds from the collaboration.

Payments and Contingent Payments.   Pursuant to the SMA License Agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed- upon full-time equivalent rate, for an agreed-upon number of full- time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135.0 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325.0 million in payments if specified sales milestones are achieved. We are also entitled to tiered royalties ranging from 8% to 16% on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. We remain responsible for making any payments to the SMA Foundation that may become due under our pre-existing sponsored research agreement with the SMA Foundation.

As of December 31, 2023, we had recognized a total of $310.0 million in milestone payments and $341.8 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2023, there are no remaining development and regulatory event milestones that we can receive. The remaining potential sales milestones as of December 31, 2023 are $150.0 million upon achievement of certain sales events.

In October 2023, we entered into an Amended and Restated Royalty Purchase Agreement, or the A&R Royalty Purchase Agreement, with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and, for the limited purposes set forth in the agreement, Royalty Pharma plc, which amends and restates in its entirety that certain Royalty Purchase Agreement dated as of July 17, 2020, or the Original Royalty Purchase Agreement, with RPI Intermediate Finance Trust, or RPI, and for the limited purposes set forth in the agreement, Royalty Pharma PLC.  Pursuant to the A&R Royalty Purchase Agreement, we have sold or agreed to sell to Royalty Pharma certain portions of our remaining retained right, title and interest in and to our right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement under the SMA program (all such Royalty rights retained by us, are referred to as the Retained Royalty Rights, and all such Royalty rights that are sold to Royalty Pharma pursuant to the A&R Royalty Purchase Agreement, are referred to as the A&R Assigned Royalty Rights).  At closing, Royalty Pharma paid us $1.0 billion in cash consideration for 38.0447% of our Retained Royalty Rights (which is in addition to the 42.9330% assigned to Royalty Pharma in connection with the Original Royalty Purchase Agreement and referred to as the Original Assigned Royalty Rights, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty.  In addition, we may sell to Royalty Pharma the remainder of our Retained Royalty Rights in exchange for an aggregate of $500.0 million in additional cash consideration after the closing of the A&R Royalty Purchase Agreement, less royalties received in respect of the Retained Royalty Rights put to Royalty Pharma, which will be payable by Royalty Pharma pursuant to five put options held by us that are exercisable at our option between January 1, 2024 and December 31, 2025.  If we exercise two or fewer of the put options, Royalty Pharma may exercise a call option during the period from and after January 1, 2026 until and including March 31, 2026 for up to 50% of the remainder of our Retained Royalty Rights less amounts exercised by us via our put options at a purchase price that is proportional to the purchase price of our unexercised put options. Royalty Pharma’s exercise of the call option would result in Royalty Pharma owning 90.4888% of the total Royalty until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 83.3333% of the total Royalty.

Termination.   Unless terminated earlier, the SMA License Agreement will expire on the date when no royalty or other payment obligations are or will become due under the agreement. Roche’s termination rights under the license and collaboration agreement include the right to terminate the agreement at any time after November 22, 2013 on a product-by-product and country-by-country basis upon three months’ notice before the launch of the applicable product or upon nine months’ notice thereafter; and the right to terminate the agreement in specified circumstances following a change of control of us. The license and collaboration agreement provides that we or Roche may terminate the agreement in the event of an uncured breach by the other party of a material provision of the agreement, or in the event of the other party’s bankruptcy or insolvency. Upon termination of the collaboration agreement by Roche for convenience or termination by us as a result of Roche’s breach, bankruptcy, change of control or patent challenge, we have the right to assume the development and commercialization of product candidates arising from the license and collaboration agreement. In that event, we may become obligated to pay royalties to Roche on sales of any such product.

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

Continuing financial obligations.   We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. As discussed above, we have outlicensed rights to Roche pursuant to a license and collaboration agreement. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million, $35.3 million which was paid and $17.2 million which was accrued as of December 31, 2023. We have reached our obligation to make such payments to the SMA Foundation of an aggregate of $52.5 million as of December 31, 2023.

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

National Taiwan University

Overview. Pursuant to the license and technology transfer agreement, originally entered into between Agilis Biotherapeutics, Inc., or Agilis, NTU and Professor Wuh-Liang (Paul) Hwu, in December 2015, or the NTU Licensing Agreement, NTU granted to us an exclusive, perpetual license, with the right to grant sublicenses through all tiers, to research and use the intellectual property, data, chemistry, manufacturing and controls, or CMC, records, documents, confidential information, materials and know-how pertaining to the Research, including Upstaza for the treatment of AADC deficiency, under the NTU Collaboration Agreement (as defined below), or the Technology, and to develop, make, manufacture, use, sell, import and market the Technology and any other products made, invented, developed or incorporated by or with the Technology, or the Licensed Products. Subject to any regulatory delays or issues, we are obligated to research, use and develop the Technology to manufacture Licensed Products by December 23, 2025. Additionally, we are obligated to obtain marketing approval of Upstaza for the treatment of AADC deficiency, either by the FDA or by the EMA, by December 31, 2024. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA, satisfying that obligation.

Funding Obligations. NTU received a lump sum of $100,000 upon execution of the NTU Licensing Agreement, as well as $2.0 million milestones payments based on the achievement of certain clinical and regulatory milestones, including $1.2 million that became due and payable in July 2022 upon the EC’s approval of Upstaza for the treatment of AADC deficiency. Additionally, NTU will be entitled to receive contingent payments from us based on (i) annual license maintenance fees, (ii) a low double-digit percentage royalty of annual net sales of Licensed Products, and (iii) a percentage of sublicense revenue, ranging from low-twenties to mid-twenties. The annual license maintenance fees are non-refundable, but creditable against annual net sales payments.

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

We are also a party to collaborative research agreements with NTU, or the NTU Collaboration Agreements, that govern the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy. NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. As of December 31, 2023, an aggregate amount of $3.7 million in funding payments has been paid to NTU pursuant to the NTU Collaboration Agreements.

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

Payments and Contingent Payments. Under the Shiratori License Agreement, we are obligated to pay to Shiratori a low single digit percentage of annual net sales of the Sepiapterin Products in each country in the Sepiapterin Territory until the expiration of the last-to-expire Licensed Patent controlled by Shiratori covering the relevant country followed by an obligation to pay a reduced royalty rate for a specified period of time thereafter. We are also obligated to pay Shiratori certain regulatory and development milestones.

Termination. Unless earlier terminated, the Shiratori License Agreement will continue in full force and effect on a country-by-country and product-by-product basis until the obligation to pay royalties with respect to the sale of such Sepiapterin Product in such country expires. The parties may agree to mutually terminate the Shiratori License Agreement. Shiratori may elect to terminate the Shiratori License Agreement upon sixty days’ prior written notice to us in the event that we fail to (i) achieve regulatory approval for a Sepiapterin Product in either the United States or EU by February 8, 2026 or (ii) commercially launch a Sepiapterin Product in the United States or EU by February 8, 2027. We may elect to terminate the Shiratori License Agreement upon sixty days’ prior written notice to Shiratori.

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

As of December 31, 2023, we have paid former equity holders of Agilis a total of $52.4 million in connection with the achievement of certain milestone-based contingent payments under the Agilis Merger Agreement. In May 2023, as part of our strategic portfolio prioritization, we decided to discontinue our preclinical and early research programs for our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome. As a result, we do not expect the milestones under the Agilis Merger Agreement related to Friedreich ataxia and Angelman syndrome to be achieved. In addition, we do not expect to pay royalties on annual net sales related to Friedreich ataxia and Angelman syndrome. Our outstanding obligations under the Agilis Merger Agreement related to Upstaza include obligations to pay up to an aggregate maximum amount of $20.0 million upon the achievement of certain development milestones, up to an aggregate maximum amount of $11.1 million upon the achievement of certain regulatory milestones, and up to a maximum aggregate amount of $50.0 million upon the achievement of certain net sales milestones, pursuant to the terms of the Agilis Merger Agreement.

We expect to pay the former equity holders of Agilis $20.0 million in development milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency, which we expect to occur in March 2024, and $4.5 million in regulatory milestone payments upon approval of the BLA from the FDA pursuant to the Agilis Merger Agreement.

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

In addition to the upfront consideration paid to the Censa securityholders upon the closing of the Censa Merger, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, we paid a $30.0 million development milestone to the former Censa securityholders. We elected to pay this milestone in the form of shares of our common stock, less certain cash payments. Pursuant to such election, we issued 657,462 shares of our common stock and paid $0.4 million to former Censa securityholders. We expect to make payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

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

As of January 31, 2024, our patent portfolio included a total of 138 active U.S. patents and 61 pending U.S. non-provisional patent applications, including continuations and divisional applications, that are owned, co-owned, or exclusively in-licensed.  Our patent portfolio also includes numerous International and ex-U.S. patents and patent applications. The patent portfolio includes patents and patent applications with claims including composition of matter, pharmaceutical formulation and methods of use of our commercial products including ataluren, the active ingredient in the formulated product Translarna, and risdiplam, the active ingredient in the formulated product Evrysdi.

The patent rights relating to ataluren owned by us include 34 issued U.S. patents relating to composition of matter, methods of use, formulations, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in April 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter would also be expected to expire in April 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. Our patent rights relating to ataluren include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own 13 European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. Granted European patents will expire in April 2024 for those patents drawn to composition of matter, in 2026 and 2027 for those patents drawn to dosing regimen, and in 2027 for those patents drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to risdiplam co-owned by us and Roche include 7 issued U.S. patents relating to composition of matter, methods of use, and methods of manufacture and pending U.S. patent applications. We do not license any material patent rights relating to risdiplam to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2033, 2035 and 2042. Our patent rights include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain

Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We co-own 4 European patents relating to composition of matter, and uses of risdiplam. The expiration dates of the granted European patents relating to composition of matter are currently scheduled to expire in 2033 and 2035. Except as indicated above, these anticipated expiration dates are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

Analogous patent term extension provisions are available in Europe and certain other ex-U.S. jurisdictions to extend the term of a patent that covers an approved drug. One means of patent term extension in Europe after EMA approval is based on obtaining a Supplementary Protection Certificate, or SPC. We have applied for SPCs for ataluren in all applicable European countries in which we have a European patent and have obtained SPCs or expect to obtain SPCs in all applicable European countries. The maximum patent term extension provided by an SPC is a total of 5 years from the date of patent term expiration. For example, in jurisdictions where an SPC with maximum patent term extension has been granted, the ataluren composition of matter patent would be scheduled to expire in 2029. To the extent a marketing authorization in any particular jurisdiction is not or cannot be maintained, the granted patent may remain in force in that jurisdiction until its natural expiration date, although a granted SPC in that jurisdiction may be withdrawn.  To the extent an underlying granted patent may be invalidated in that jurisdiction prior to its natural expiration date, the associated SPC will be invalidated as well. In the future, if and when our product candidates receive approval by the FDA or other non-European ex-U.S. regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors.

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

If our drug substance provider or either of our drug product manufacturers was to be unable to provide drug substance or manufacture Emflaza product in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our ability to maintain our marketing authorization in the United States and on our ability to commercialize Emflaza, which in turn would have a material adverse effect on our business, financial results and results of operations. Further, Emflaza received a seven-year exclusive marketing period in the United States for its approved indications, commencing on the date of FDA approval, under the provisions of the Orphan Drug Act. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. As the holder of orphan exclusivity, we are required to assure the availability of sufficient quantities of Emflaza to meet the needs of patients. Failure to do so could result in loss of the drug’s remaining orphan exclusivity in the United States.

Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available subject to supply chain disruptions. We currently rely on a single source for the production of some raw materials and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. We maintain inventories for such materials such that any delays with raw materials will not affect or delay our manufacturing. No material shortages or delays of raw materials were encountered in 2023 and no manufacturing delays are currently expected in 2024. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities or internally, in the case of our gene therapy platform.

We have agreements with third-party manufacturers for the long-term commercial supply of Translarna. In the event that we are unable to procure supply from a validated manufacturer, we would seek to identify and qualify replacement suppliers, however this process would likely delay our ability to supply Translarna to patients or advance our clinical trials. We may be unable to conclude agreements for commercial or clinical supply of Translarna with third-party manufacturers, or we may be unable to do so on acceptable terms.

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

We have a commercial manufacturing services agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, to provide sufficient quantities of our Upstaza program materials to meet anticipated clinical trial and commercial scale demands. If MassBio is unable to perform its obligations under the commercial manufacturing services agreement, identifying a replacement gene therapy manufacturer would likely be challenging and time-consuming. However, we believe that we have sufficient supply of Upstaza to meet our near term commercial needs in such an event.

We have manufacturing services related to the production of plasmid deoxyribonucleic acid, or DNA, and adeno-associated virus, or AAV, vectors for gene therapy applications for external customers at our leased biologics manufacturing and laboratory space located in Hopewell Township, New Jersey, or the Hopewell Facility. Performance obligations vary but may include manufacturing plasmid DNA and/or AAV vectors, material testing, stability studies, and other services related to material development. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service. For the year ended December 31, 2023, we recognized $7.7 million of manufacturing revenue related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized for the years ended December 31, 2022 and 2021. As of December 31, 2023, we had contract assets of $0.2 million and remaining performance obligations of $0.8 million related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2022, we had remaining performance obligations of $1.4 million and no contracts assets related to plasmid DNA and AAV production for external customers.

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

Customers

During 2023, our product revenue was primarily attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs or similar styled programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

Emflaza for treatment of DMD is available on a commercial basis throughout the United States. We utilize five specialty pharmacies to sell and distribute Emflaza to patients. The specialty pharmacies receive prescription orders for Emflaza directly from physicians and ship Emflaza directly to the end-user upon fulfillment of the order. As such, there is very little inventory of Emflaza stocked. The ultimate payor for Emflaza is typically a state health insurance program or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

During 2023, two of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 15, “Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

In some countries, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. For example, almost all of our Brazilian product revenue for Translarna is attributable to centralized group purchase orders through the Brazilian Ministry of Health that are intended to cover multiple months of therapy. Similarly, Translarna orders placed through a distributor for the Ministry of Health of the Russian Federation are also intended to cover multiple months of therapy. Any fluctuations in quarterly net product sales in Brazil and Russia resulting from these centralized group purchase orders may also be exacerbated by any delays.

Market Access Considerations

Translarna for the treatment of nmDMD is currently available on a commercial basis in multiple countries outside of the United States. We consider our products to be commercially available when we are permitted to market treatment to patients.

Translarna for the treatment of nmDMD is also currently available through EAP or similar styled programs in select countries where funded named patient or cohort programs exist, both within the EEA and in other territories. These programs generally reference the EMA’s determinations with respect to our marketing authorization in the EEA. As of today, Translarna is available under EAP or similar styled programs in various countries outside of the United States. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or “named” patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories other than France, which is a cohort program.

Our ability to make Translarna available via commercial or EAP programs or through similar styled programs is largely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization is subject to annual review and renewal by the EC following reassessment by the EMA. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. See “Item 1. Business-Global commercial footprint-Global DMD franchise” and “Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.

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

Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of FCS are currently available on a commercial basis in multiple countries outside of the United States and we have the right to commercialize these products in the PTC Territory. We have received marketing authorization from ANVISA for Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS and FPL in Brazil. We make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS and FPL in Brazil. The marketing authorizations of Tegsedi and Waylivra in Brazil are subject to renewal every five years. We have also made both Tegsedi and Waylivra available in certain countries within the PTC Territory through EAP Programs. Our ability to make Tegsedi and Waylivra available within the PTC Territory is largely dependent upon the maintenance of the marketing authorizations in the EU and the United States by the licensor.

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

The competition for our products and product candidates includes the following:

●	Translarna for nmDMD. There is currently no marketed therapy for nmDMD, other than Translarna in the EEA. Santhera Pharmaceuticals has received approval of Agramee (vamorolone) in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. Sarepta Therapeutics has received approval of Elevidys for DMD patients 4 to 5 years of age with a confirmed mutation in the “DMD gene” in the United States (Accelerated Approval granted with Full Approval pending) and United Arab Emirates and Qatar. Sarepta Therapeutics has also received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including Dyne Therapeutics (DYNE-251), Wave Life Sciences (WVE-N53), Daiichi Sankyo (DS-5141)), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)), and Astellas (AT-702). Additionally, other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Pfizer (PF-06939926) and Solid Biosciences (SGT-001).
●	Emflaza for DMD. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. Santhera has received approval of Agramee (vamorolone), in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. With the expiration of Emflaza’s orphan exclusivity for treatment of DMD in patients five years and older in February 2024, we expect to face competition from generic versions of Emflaza for this indication.
●	Upstaza. Currently, no other treatment options are available for the underlying cause of AADC deficiency. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
●	Waylivra for FCS. Ionis is developing Olezarsen for the treatment of FCS.
●	Waylivra for FPL. Waylivra faces competition from Myalept (metreleptin) produced by Cheisi Farmaceutica, Inc., which is currently approved in Brazil for use in generalized lipodystrophy patients. We are not aware of any late-stage development product candidates for FPL.
●	Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam Pharmaceuticals in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020 as well as AMVUTTRA (vutrisiran) which Alnylam Pharmaceuticals received approval for in the United States and Brazil in 2022 for the treatment of the polyneuropathy of hATTR amyloidosis in adults. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including BridgeBio Pharma (AG 10), Intellia Therapeutics (NTLA2001), Proclara Biosciences (NPT 189) and SOM Biotech (tolcapone).
●	Evrysdi. Evrysdi, an orally bioavailable treatment, faces competition from treatments that are not orally bioavailable, including Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, which is approved to treat SMA and Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018), which is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms.

Novartis is also developing OAV-101, an intrathecal administration of Zolgensma, for SMA patients ages ≥ 2 to < 18 years of age. Biogen is developing a higher dose regimen of nusinersen with potential for improved efficacy and evaluating an implantable medical device to enable subcutaneous delivery of nusinersen. Other companies are also pursuing product candidates for the treatment of SMA, including Scholar Rock (apitegromab, SRK-015), Biohaven (Taldefgrobep alfa), Roche Pharmaceuticals (RO-7204239/GYM-329), Biogen / Ionis (BIIB-115/ION-306) and NMD Pharma (NMD-670).
●	Sepiapterin for PKU. If approved, sepiapterin could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Other companies are also pursuing product candidates for the treatment of PKU, including Jnana Therapeutics (JNT-517) and SOM Biotech (SOM-1311). Furthermore, Sanofi (SAR-444836) and Moderna (mRNA-3210) are developing gene therapy and mRNA product candidates for the treatment of PKU.
●	PTC518 for Huntington’s disease. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of Huntington disease. However, uniQure (AMT-130), Roche and Ionis (tominersen), Skyhawk Therapeutics (SKY 0515), Vico Therapeutics (VO659) and Wave Life Sciences (WVE-003) are all developing product candidates for treatment of Huntington disease.
●	Utreloxastat for ALS. The current standard of care for ALS in the United States and around the world, is Rilutek (riluzole), which is currently available as a generic and other formulations. Radicava (edaravone) and Relyvrio (AMX-0035) are the other relevant competitors. Relyvrio is approved in the United States and Canada, while Radicava is approved in the United States, Japan, Korea, Canada, Switzerland, China, Indonesia and Thailand. Qualsody (tofersen) from Biogen and Ionis was also approved in the United States for the SOD-1 mutation. There are multiple other late stage product candidates being developed for the treatment of ALS including Ionis (Jacifusen), Clene Nanomedicine (CNM-Au8), MediciNova (Ibudilast), AB Science (AB-1010 mastinib mesylate) and Prilenia Therapeutics (Pridopidine).
●	Vatiquinone for Friedreich’s Ataxia. Skyclarys (omaveloxolone) from Biogen was approved in the United States and the EU. There are two assets in early development: LX-2006 (Lexeo/Frataxin AAVrh10) and CTI-1601 (Larimar Therapeutics).

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, quality control, approval, manufacturing, labeling, post-approval monitoring and reporting, recordkeeping, packaging, promotion, storage, advertising, distribution, marketing and sales and export and import of biopharmaceutical products such as those we are developing and marketing. In addition, sponsors of biopharmaceutical products and drug products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and ex-U.S. statutes and regulations require the expenditure of substantial time and financial resources. If we do not comply with applicable requirements, we may be subject to civil penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, fined, the government may refuse to approve our marketing applications, supplemental applications, or allow us to manufacture or market our products, we may be criminally prosecuted and we may be debarred or excluded from participation in government healthcare programs. These requirements are continually evolving. See “Item 1A. Risk Factors-Risks Related to Regulatory Approval of our Product and our Product Candidates” for important information regarding some of the risks to our business arising as a result of government regulation.

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

Regulatory requirements governing our business are also evolving. For example, the FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products. Moreover, the FDA also continually issues guidance documents that provide the FDA’s interpretation of its laws and regulations, as well as the FDA’s approach to scientific issues and questions.  While the FDA’s guidance is not binding, it does provide the FDA’s current interpretation and approach.

The new drug and biologic approval process

In the United States, an NDA is the vehicle through which the FDA approves a new pharmaceutical drug product for sale and marketing in the United States. A BLA is the vehicle through which the FDA approves a new biologic product for sale and marketing in the United States.

To market a new drug or biologic product in the United States, a sponsor generally must undertake the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;
●	submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin at United States clinical trial sites;
●	approval by an independent Institutional Review Board, or IRB, and in the case of certain gene therapy studies, an Institutional Biosafety Committee, or IBC, prior to initiation and subject to continuing review;
●	completion of adequate and well-controlled clinical trials to establish safety and efficacy, in the case of a drug product candidate, or safety purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines. Certain gene therapy research must also be conducted in accordance with the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
●	submission and FDA acceptance of an NDA or BLA, and satisfactory completion of an FDA Advisory Committee meeting, if applicable;
●	satisfactory completion of an FDA inspection or remote regulatory assessment of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection or remote regulatory assessment of selected clinical sites and selected clinical investigators to determine GCP compliance;
●	FDA review and approval of the NDA or BLA to permit commercial marketing for particular indications for use; and
●	compliance with any post approval requirements and commitments, including Risk Evaluation and Mitigation Strategies, or REMS, and post approval studies required by the FDA.

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

Clinical Trials

Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and subsequent protocol amendments must be filed with the FDA as part of the IND. Sponsors will also be required to provide FDA with diversity action plans.  In accordance with GCP requirements, all research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, the informed consent form, and communications to study subjects before a study commences at the site. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Special clinical trial ethical considerations also must be taken into account if a study involves children.  In the case of certain gene therapy studies, an IBC at the local level may also review and maintain oversight over the particular study, in addition to the IRB. If the product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC.

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

In general, for the purposes of NDA and BLA approval, human clinical trials typically are conducted in three sequential phases, but the phases may overlap, be divided, or be combined. Phase 1 clinical trials may be conducted in patients or healthy volunteers to evaluate the product’s safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism distribution, excretion, and pharmacokinetics and, if possible, seek to gain an early indication of its effectiveness. Phase 2 clinical trials usually involve controlled trials in a larger but still relatively small number of subjects from the relevant patient population to evaluate dosage tolerance and appropriate dosage; identify possible short-term adverse effects and safety risks; and provide a preliminary evaluation of the efficacy of the drug or biologic product for specific indications.  Phase 3 clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product candidate for approval. These trials are well-controlled and are intended to establish the overall risk- benefit profile of the product or product candidate and provide an adequate basis for physician labeling. Phase 3 clinical trials are usually larger, more time consuming, more complex and more costly than Phase 1 and Phase 2 clinical trials. The FDA typically requires that an NDA or BLA include data from two adequate and well-controlled clinical trials, but, in certain circumstances, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence. In some cases, the FDA may condition approval of an NDA or BLA on the applicant’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA or BLA approval and trails to ensure that population representative data is collected. Such post-approval trials are typically referred to as Phase 4 studies. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important safety information.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may potentially initiate a rolling review of sections of an application before the application is complete. This ‘‘rolling review’’ is available if the applicant provides and the FDA approves a schedule for the remaining information. Applicable user fees must also be paid before the FDA will commence its review. In some cases, a Fast Track product may be eligible for accelerated approval or priority review.

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

If the safety or effectiveness of a drug or biologic product candidate for its proposed indication is dependent on the measurement or detection of specified biomarkers, the FDA may require the contemporaneous approval or clearance of an in vitro companion diagnostic device that measures such biomarkers, and require the labeling of both the drug/biological product and the companion diagnostic to including instructions for use of the two products together.  The FDA has explained in guidance that in vitro companion diagnostic devices may be used for a number of purposes, including identifying appropriate subpopulations for treatment. The type of premarket submission required for a companion diagnostic device will depend on the FDA classification of the device. A premarket approval, or PMA, application is required for high risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by FDA that are low or moderate risk. The guidance states that the FDA generally will not approve a drug or biologic that is dependent upon the use of a companion diagnostic device if no such device is contemporaneously FDA-approved or -cleared for the relevant indication. According to the guidance, however, the FDA may approve such a drug/biologic product without an approved/cleared companion diagnostic when the drug/ biologic “is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists” and the FDA determines that the benefits from the use of the drug/biologic “are so pronounced as to outweigh the risks from the lack of an” approved/cleared companion diagnostic. Under these circumstances, the FDA expects that a companion diagnostic would be subsequently approved/cleared, and that the drug/biologic labeling would be revised “to stipulate the use of the” companion diagnostic device. The FDA would also consider whether additional protections, such as risk evaluation and mitigation strategies, or REMS, or post-approval requirements, are necessary.

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

The FDA will typically inspect or conduct an inspection or remote regulatory assessment of one or more clinical sites to assure compliance with GCP before approving an NDA or BLA. The FDA also will inspect or conduct a remote regulatory assessment of the facility or the facilities at which the product is manufactured before the NDA or BLA is approved. The FDA will not approve the product unless cGMP compliance is satisfactory.

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

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued, and continues to issue, various guidance documents regarding the development and commercialization of gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical and nonclinical assessment of gene therapies; the design and conduct of clinical trials, the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term patient and clinical study subject follow up and regulatory reporting. The FDA also issued guidance documents that address guidance specific to the development of gene therapy products for neurodegenerative diseases.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug or biologic for off-label uses, manufacturers may only promote the product for the approved indications and in accordance with the approved labeling. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements.  This means, for example, that a manufacturer cannot make claims about the use of its marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and it would not be able to discuss or provide information on off-label uses or safety benefits of such products in a promotional context.  In 2023, the FDA took a few actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct to consumer advertising, and a guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions.

In addition, the distribution of prescription pharmaceutical product samples is subject to the Prescription Drug Marketing Act, or PDMA, in addition to state requirements.  Reports must also be submitted to FDA on sample distribution. The Drug Supply Chain Security Act, or DSCSA, added sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically and must enable interoperable electronic product tracing at the package level as of November 2023, though the FDA does not intend to take action to enforce requirements for the interoperable, electronic, package level product tracing until November 27, 2024.   Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier on product packages in both a human-readable and on a machine-readable data carrier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Also, quality control and manufacturing procedures must continue to conform to cGMPs after approval, including quality control and quality assurance and maintenance of records and documentation. Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. In 2023, the FDA issued a guidance specifically on demonstrating product comparability, and the management and reporting of manufacturing changes for investigational and licensed cellular and gene therapy products. FDA regulations also require investigation and correction of any deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use.

Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies, and provide information regarding the products that they manufacture.  The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year.

Establishments may be subject to periodic, unannounced inspections or remote regulatory assessments by government authorities to ensure compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may take into account results of inspections performed by certain counterpart ex-U.S. regulatory agencies in assessing compliance cGMPs. The FDA has entered into international agreements with ex-U.S. agencies, including in the EU, in order to facilitate this type of information sharing.

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

Orphan drug designation.

We have received orphan drug designation from the FDA for Translarna for the treatment of nmDMD, Emflaza for the treatment of DMD, Upstaza for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of Friedreich ataxia, utreloxastat for the treatment of ALS and sepiapterin for the treatment of hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits.

The FDA’s regulations provide flexibility in meeting approval standards for new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists, such that the FDA may exercise scientific judgment in determining the kind and quantity of data required for approval and during development programs.  Per guidance issued by the FDA in 2023 with respect to rare diseases, “[t]his flexibility extends from the early stages of development to the design of adequate and well-controlled clinical investigations required to demonstrate effectiveness to support marketing approval and to establish safety data needed for the intended use.” The

FDA states that it “is committed to helping sponsors create successful drug development programs that address the particular challenges posed by each disease….”

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

Notably, the exact scope of orphan drug exclusivity may be an evolving space. A 2021 judicial decision, Catalyst Pharms., Inc. v. Becerra, challenged and reversed an FDA decision on the scope of orphan product exclusivity for the drug, Firdapse.  Under this decision, orphan drug exclusivity for Firdapse blocked approval of another company’s application for the same drug for the entire disease or condition for which orphan drug designation was granted, not just the disease or condition for which approval was received.  In a January 2023 Federal Register notice, however, the FDA stated that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved.  The exact scope of orphan drug exclusivity will likely be an evolving area.

Orphan product sameness decisions are also an evolving space. The FDA issued a final guidance document on how the agency will determine the “sameness” of gene therapy products. Pursuant to the guidance, “sameness” will depend on the products’ transgene expression, viral vectors groups and variants, and other product features that may have a therapeutic effect. Generally, minor differences between gene therapy products will not result in a finding that two products are different. Any FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

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

Hatch-Waxman Act for Drugs.

Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.   In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, in 2023, the Federal Trade Commission sent letters to a number of companies with respect to certain patents that the agency asserted were improperly listed or inaccurate.

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

Patent Term Restoration

If approved, drug and biologic products may also be eligible for periods of U.S. patent term restoration if an application is timely filed with the Patent and Trademark Office. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years, and only those claims reading on the approved drug may be extended. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a complete marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

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

Regulation in the European Union

We have obtained an orphan medicinal product designation from the EC, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of Friedreich ataxia, utreloxastat for the treatment of ALS and sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU. The EC can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization.

It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and, in the event of a successful application for a centralized EU marketing authorization, 10 years of EU market exclusivity. During this market exclusivity period, neither the EMA, nor the EC nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

The EC has conducted a review of the Orphan Drug Regulation together with the Paediatric Regulation.  The outcome of this review is intended to guide future legislative changes and shape the EU’s pharmaceutical strategy.

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

Applicants have three months from the date of receiving the potential outstanding issues to respond to the CHMP, and can request a three-month extension if necessary. The granting of a marketing authorization will depend on the recommendations and potential major objections identified by the CHMP as well as the ability of the applicant to adequately respond to these findings. An accelerated assessment can be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. After the adoption of the CHMP opinion, a decision on the marketing authorization application must be adopted by the EC, after consulting the EU member states, which in total can take more than 60 days.

An applicant for a marketing authorization application may request a re-examination in the event of a negative opinion, in connection with which CHMP appoints new rapporteurs. Within 60 days of receipt of the negative opinion, the applicant must submit a document explaining the basis for its request for re-examination. The CHMP has 60 days to consider the applicant’s request for re-examination. The applicant may request an oral explanation before the CHMP, which is routinely granted, following which CHMP will adopt a final opinion. The final opinion, whether positive or negative, is published by the CHMP shortly following the CHMP meeting at which the oral explanation takes place. The EMA publishes a European Public Assessment Report, or EPAR, for every medicine granted a central marketing authorization by the EC following an assessment by the CHMP. EPARs are full scientific assessment reports of medicines authorized by the EMA.

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

For important information about matters that may adversely affect our ability to renew our conditional marketing authorization for Translarna, see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Product and our Product Candidates.”

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

However, in the framework of a variation application assessment procedure, the EMA may send one or more requests for supplementary information to the marketing authorization holder, requiring that additional information be provided by the marketing authorization holder to support its variation application. Such supplementary requests will be sent together with a timetable stating the date by when the marketing authorization holder must submit the requested data and, where appropriate, the extended evaluation period to be applied to such variation procedure. The 90-day variation procedure may be suspended for up to three months for the marketing authorization holder to submit its responses to such supplementary requests. The marketing authorization holder will be notified of the outcome of the CHMP’s assessment of the variation procedure within 15 days from the adoption of the CHMP opinion. If unfavorable, the CHMP opinion may be subject to a re-examination procedure upon the marketing authorization holder’s request. This may imply an additional minimum two-month procedure. If the CHMP opinion is favorable, the EC will usually vary the marketing authorization to introduce the additional therapeutic indication within approximately two months from the receipt of the final CHMP opinion.

Exceptional Circumstances. Similarly, certain of our product candidates may be eligible for a marketing authorization under exceptional circumstances. Such an authorization may be granted where the applicant can demonstrate in its application that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use, because: 1) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence; 2) in the present state of scientific knowledge, comprehensive information cannot be provided; or 3) it would be contrary to generally accepted principles of medical ethics to collect such information. Authorizations under exceptional circumstances are annually reassessed and granted subject to a requirement for the applicant to implement certain procedures, in particular, competent authority notification in the event of any safety issue. After 5 years, the authorization is renewed under exceptional circumstances for an unlimited period, unless the EMA decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.  A marketing authorization under exceptional circumstances will not be granted when a conditional marketing authorization is more appropriate.  Orphan products are further eligible for approval under exceptional circumstances only if the criteria considered for the approval under exceptional circumstances are fulfilled.

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

In the EU, for a period of eight years from the grant of a marketing authorization of an innovative product (the “reference medicinal product”), competent authorities may not accept marketing authorization applications from applicants seeking to market “generic medicinal products” where such applications rely on the data in the marketing authorization dossier of the reference product. Moreover, generic medicinal products that rely on the independently generated data of the reference product may not be placed on the market for 10 years from the granting of the initial marketing authorization for that reference medicinal product. This is extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications considered to offer a significant clinical benefit in comparison with existing therapies. These periods of data exclusivity do not prevent other companies from obtaining a marketing authorization based on their own independently generated data. The data exclusivity regime is currently under review. The EC intends to strike a balance between providing incentives for innovation and supporting timely patient access to medicinal products across the EU. To do so, the EC has published a proposal for a revised Directive on the Union Code Relating to Medicinal Products for Human Use, which proposes replacing the regulatory data protection system with a new regime that will offer innovators variable durations of data exclusivity.  Under the new rules, if implemented, new medicinal products will have a minimum period of regulatory protection of eight years, which includes six years of regulatory data protection and two years of market protection.  Such products may benefit from additional periods of regulatory data protection if they satisfy certain criteria, which may increase the total period of regulatory protection up to a maximum of 12 years (as compared to the current maximum of 11 years).

If a marketing authorization is granted in the EEA for a medicinal product, such as the marketing authorization granted for Translarna for the treatment of nmDMD by the EC, the marketing authorization holder is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal products that are in addition to the other conditions of the marketing authorization described above. The marketing authorization holder must, for example, comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of EU member states may conduct inspections to verify compliance with applicable requirements, and the marketing authorization holder will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements. The CAT is involved in any procedure regarding the provision of advice on the conduct of efficacy follow-up, pharmacovigilance and risk management systems of ATMPs as provided for in ATMP legislation.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made in whole or in part under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. HHS recently promulgated a regulation that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees.  Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback statute discount safe harbor. The effective date of the two new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023.  Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032.  Our practices may not always meet all of the criteria for safe harbor protection. A person or entity need not have knowledge of the statutes or the specific intent to violate it in order to have committed a violation. In addition, the government may assert as a matter of law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Federal enforcement agencies have shown increased interest under the federal Anti-Kickback Stature and the federal civil False Claims Act in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services and donations to independent charitable patient assistance programs. A number of investigations into these programs have resulted in significant civil and criminal settlements. Most states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor, including to commercial plans. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer and its products from participation in federal healthcare programs, debarment from federal government procurement and non-procurement programs, criminal fines, and imprisonment. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

The federal civil False Claims Act imposes civil liability and penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Claims under the federal civil False Claims Act may be initiated by whistleblowers, who receive substantial financial incentives to come forward, through “qui tam” actions that can be pursued by the whistleblower even if the government declines to prosecute the case. Intent to deceive or actual knowledge of falsity is not necessary to establish civil liability, which may be predicated on deliberate indifference or reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and healthcare companies. These investigations have involved, for example, allegations of improper financial relationships with referral sources, providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. A violation of the federal Anti-Kickback Statute is a per se violation of civil False Claims Act. Potential liability under the federal civil False Claims Act includes treble damages and significant per claim penalties. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent. Conviction or civil judgment for violation of the False Claims Act can also result in debarment from federal government procurement and non-procurement programs and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery of, or payment for, healthcare benefits, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the Affordable Care Act amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, also imposes obligations on certain entities with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information, known as protected health information. Among other things, the HITECH Act and its implementing regulations make HIPAA’s security and certain privacy standards directly applicable to “business associates,” defined as persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, or CCPA, may regulate the privacy and security of personal information that we maintain, many of which may differ from each other in significant ways. Since the CCPA was signed into law in 2018, several other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar privacy laws that may apply to personal information that we collect or maintain.

Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the European General Data Protection Regulation, or GDPR, United Kingdom’s implementation of the GDPR and equivalent Swiss legislation may apply to some or all of the clinical or other protected data obtained, transmitted, or stored from those territories. These laws require specific, freely given and fully informed consent to be obtained from patients or clinical study participants or other lawful bases for processing. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer restrictions and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where there are potential risks to them arising from the data breach. These laws impose high regulatory fines in the event of breach of processing requirements of up to 4% of global annual turnover or EUR 20 million (whichever is the higher amount). The European, UK and Swiss legislation only permits transfer of personal data to countries where there is adequate protection as determined the EC or where other mechanisms are in place such as Standard Contractual Clauses or the EU-US Data Privacy Framework.

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

Human Capital Resources

As of December 31, 2023, we had 995 employees, of whom 988 were employed full-time, and 70 consultants and contractors, of whom 67 were full-time. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

We believe that our growth and success is dependent on the contributions of our employees, as led by our executive officers. We focus significant attention on attracting, retaining, engaging, and further developing talented and experienced individuals to manage and support our operations. In particular, recruiting and retaining qualified scientific, clinical, manufacturing, commercial, marketing and support personnel is critical to our success. Competition for these skilled personnel is high. We believe that our strong culture of teamwork and desire to be ever better help us attract and retain employees. Our employees complete Gallup, Inc.’s Clifton Strengths talent assessment and attend related training sessions. These tools have been implemented to help our employees identify their core strengths and learn how to use these strengths to become more engaged and productive at work as well as to lead an overall more satisfying and healthier lifestyle. Our Brazilian office was recognized as a “great place to work” by the Great Place to Work Institute in 2021, 2022 and 2023.

Based on external benchmarks, we offer employees a number of additional resources and tools to help in their personal and professional development, including career coaching, targeted leadership development for identified current and emerging leaders, internal and external development programs, professional assessment tools, a paid subscription to a digital on-demand career and management learning solutions platform and a wellness website through which employees may access information regarding scheduled healthy lifestyle activities, articles and other beneficial resources. To help newly hired employees, our global onboarding team conducts monthly surveys and focus groups and each newly hired employee is paired with a “buddy” to assist in their transition. Also, we require specialized leadership training for all employees responsible for managing others within our organization.  In 2023, we established a center of excellence for coaching and mentoring, with 65 mentorships in place as of December 31, 2023. We have delivered more than 8,800 training hours, offered 140 learning sessions to all employees, and 95 customized training sessions to teams. We have also delivered more than 150 coaching hours with internal coaches. Our executive team routinely reviews employee turnover throughout the organization to monitor employee satisfaction.

We believe that we provide a competitive total reward offering to our employees, with market competitive cash compensation, equity, and industry competitive company-paid benefits, including subsidized medical, and dental insurance and retirement plans, as well as group vision insurance, tuition reimbursement, and benefits and policies to support parental leave, mental health and wellness, family planning and child bonding. In 2023, we implemented a program that offers financial support and access to high quality fertility care and family forming benefits to our employees. Total rewards offerings are established by employee positions, skill levels, experience, knowledge, and geographic location. We also provide flexible work arrangements for our employees, including remote work options when practicable. In addition, to assist our employees during times of personal disasters that impact them and their families, we have established an employee relief program that is funded by our employees with corporate matches.

We are committed to hiring, developing, and supporting a diverse and inclusive workplace, and continue to focus on extending our equality, diversity, and inclusion initiatives across our workforce. All of our employees are required to adhere to our Code of Business Conduct and Ethics, and all relevant country regulations which sets forth the high level of integrity, legal compliance and patient-centric focus expected of all our employees. We have a team of professionals that oversees our culture and community program. The mission of our culture and community team is to collaborate with cross functional partners and create intentional efforts to connect and engage with employees who want to find community and apply their passion to make a difference. A core element of this mission is our equality, diversity and inclusion, or ED&I, program which is managed by an ED&I professional, who routinely meets with our executive committee. Our ED&I program seeks to enable all employees to feel a sense of purpose and belonging through their connections with our internal communities. This program is guided by a steering committee comprised of senior leaders, volunteer ED&I ambassadors and representatives from our seven Employee Resource Groups, or ERGs, each of which associates with a different underrepresented community. Our ERGs meet monthly and serve to offer a safe place for our employees to have conversations about social issues, celebrate cultural observances and to grow as individuals. We believe that our ERGs and our ED&I program help our employees to better understand and celebrate each other, resulting in a more cohesive work environment.

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

Risks Related to the Development and Commercialization of our Products and our Product Candidates

We may be unable to continue to commercialize Translarna for nmDMD in the EEA if the EC adopts the negative opinion issued by the CHMP for the renewal of the existing conditional authorization for Translarna.

Our marketing authorization for Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older in the EEA is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA.

Given the negative opinion from the CHMP, we believe that it is likely that the EC will refuse to renew the marketing authorization for Translarna. While we are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA, we may be unable to identify processes that are both possible within the regulatory frameworks of individual EEA countries and commercially viable. As such, there is substantial risk to our ability to maintain our conditional marketing authorization in the EEA and our ability to commercialize Translarna for the treatment of nmDMD in the EEA. If we are unable to renew our conditional marketing authorization in the EEA or we are unable to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA, which would have a material adverse effect on our business, results of operations and financial condition.

Additionally, the CHMP’s negative opinion for Translarna and potential loss of the Translarna marketing authorization in the EEA may influence regulatory entities in other jurisdictions in which Translarna has been approved to reassess such approvals. For example, certain countries reference or depend on the determination by the EMA when considering the grant of a marketing authorization. There is substantial risk that we would be unable to maintain our marketing authorizations in these countries in the event the EC decides not to renew or otherwise varies, suspends or withdraws our marketing authorization in the EEA. Even in countries where our marketing authorization is maintained, there may be an impact on pricing and reimbursement of Translarna within those countries. Any potential reassessments or scheduled renewals of our marketing authorizations or impacts to pricing and reimbursement may lead to additional regulatory costs, requirements to complete additional clinical trials, restrictions on or removal of our marketing authorizations or loss of a significant portion of our revenue for Translarna in other jurisdictions, which could have a material adverse effect on our business, results of operations and financial condition.

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

If we do not successfully maintain our marketing authorizations for our products and obtain new marketing authorizations for our product candidates and new uses of our approved products, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. Additionally, our ability to make our licensed products available within the relevant territories is largely dependent upon the maintenance of the marketing authorizations by the licensor. The success of our products will depend on a number of additional factors, including the following:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;
●	the timing, scope and outcome of commercial launches;
●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;
●	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;
●	successful identification of eligible patients;
●	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	global trade policies;
●	a continued acceptable safety profile of the drug;
●	the costs, timing and outcome of post-marketing studies and trials required for our products;
●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and whether we are able to maintain market exclusivity periods under the Orphan Drug Act or equivalent protections in other jurisdictions;
●	whether negative results from our clinical or pre-clinical trials of a product for one indication affect the perception of such product in another indication, including with respect to determinations by regulators, including the FDA and EMA, with respect to our ongoing or future regulatory submissions for marketing authorization of our products for any indication;
●	whether, with respect to Translarna, we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;
●
●	our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations; and
●	the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome.

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

For example, we have been seeking FDA approval for Translarna for nmDMD with the FDA since 2010 and the FDA has repeatedly disagreed with our interpretation of our results. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on this discussion, the FDA suggested we request a pre-submission Type C meeting to discuss the specific contents of an NDA resubmission based on results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. This meeting is scheduled for March 2024.

With respect to Upstaza, in a late 2019 interaction with the FDA, the FDA requested additional information concerning the use of the commercial delivery system for Upstaza in young patients. In response to the FDA’s request, we provided additional information concerning the use of the commercial cannula for Upstaza in young patients. In October 2022, we held a Type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At that meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We completed these analyses and provided the results to the FDA for review. The FDA stated that the data that we provided were still not sufficient. However, the FDA also said that the available data from the ongoing clinical study in the United States assessing the safety of the drug delivery cannula for Upstaza could be used to support a BLA for accelerated approval based on biomarker data demonstrating a treatment-related increase in de novo dopamine production. At the FDA’s suggestion, we held a pre-BLA meeting in December 2023. We expect to submit a BLA to the FDA for Upstaza for the treatment of AADC deficiency in March 2024.

There is no guarantee that we will be able to achieve our milestones at all or within our anticipated timeframes, or that regulators may have additional questions to which we will need to respond.  There is also substantial risk that the results of our future or current studies will not ultimately support the approval of a product candidate. Regulators may also request additional studies, data and information, that we may need to develop and which were not originally planned for. Any delays in obtaining regulatory approval, or if we never obtain regulatory approval, could have a material adverse effect on our business, financial condition and results of operations.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

●	clinical trials may produce negative or inconclusive results, regulators may disagree with our interpretation of results, our studies may fail to reach the necessary level of statistical significance, or we may not be able to demonstrate that our product candidates are safe, effective, or provide an advantage over current standard of care or other therapies;

●	our clinical trials may not meet their primary endpoints. For example, for Translarna, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b trial (completed in 2009), Phase 3 trial in ACT DMD (completed in 2015), or Study 045 (completed in 2021);
●	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;
●	clinical trial sites or enrolled patients, as well as the resulting data, may be negatively affected by outbreaks of contagious disease, such as COVID-19, resulting in delays and disruptions in completing clinical trials, such as the delays we experienced in 2021 and 2022 in enrolling a Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures trial as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic. The exact impact of any contagious disease outbreak may not be fully known until the applicable trials are complete or are submitted to the applicable regulatory authorities;
●	we may be unable to enroll a sufficient number of patients in our clinical trials, the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials, not comply with trial procedures, misrepresent their eligibility, or be lost to follow-up at a higher rate than we anticipate;
●	we may enroll patients in foreign countries in which clinical sites may have less experience with studies or the disease at issue, or may use a different standard of care; regulatory authorities may not accept the data generated at foreign sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence or continue a clinical trial, may require additional data or studies, or may require changes to our studies, including applications and protocols;
●	we may be unable to engage trial sites and contract research organizations or they may withdraw from our studies;
●	we, regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require the suspension or termination of studies for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;
●	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;
●	regulators may require us to perform additional or unanticipated studies, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval;
●	there may be changes in the applicable regulatory authorities’ approval requirements, which may render our data insufficient to obtain marketing approval;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	regulators may fail to approve or subsequently find fault with the manufacturing processes or facilities for clinical and future commercial supplies;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or
●	we may decide to abandon the development of a product candidate or development program.

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

We may not be able to initiate or continue clinical trials for our product candidates, including clinical trials due to the inability to enroll a sufficient number of patients.  Patient enrollment is affected a number of factors including:

●	the size of the patient population (many of our studies concern rare conditions with small patient populations);
●	the availability of approved treatments;
●	severity of the disease under investigation;
●	eligibility criteria for the study in question;
●	perceived benefits and risks of the product candidate under study;
●	disruptions caused by and the willingness of patients to enroll in a clinical trial during outbreaks of contagious disease, such as COVID-19;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	competition from other clinical trials;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

For example, we previously experienced delays in 2021 and 2022 enrolling a Phase 2/3 trial of vatiquinone in children with mitochondrial disease associated seizures as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic.

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

Certain of our products and product candidates may be difficult to produce, presenting manufacturing challenges that may delay product development and regulatory approval.

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

In addition, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternative sources of supply that can satisfy our clinical and commercial requirements for Upstaza, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternative suppliers would be able to supply our potential commercial needs. To the extent that we decide to manufacture our own clinical and commercial supply of Upstaza as an alternative source of supply, there is no guarantee that we will be able to cost effectively produce sufficient quantities of our program material. Any switch from our current manufacturer would result in a significant delay, would require regulatory authority approval, and cause material additional costs.

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

We have manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers at our Hopewell Facility. We have limited experience producing plasmid DNA and AAV vectors for third party customers. If we are unable to manufacture these product materials to the required specifications and regulatory requirements for the third parties we contract with, our business, financial condition, and results of operations could be materially adversely affected and we may become subject to regulatory or contractual actions, may need to expend significant time and costs to remedy issues, and we may forgo sales, incur liabilities or lose customers, which would materially adversely affect our business, financial condition and results of operations.

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

Any of our products or any other product candidate that receives marketing authorization may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Expensive specialty drugs in particular are often subject to restriction. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. We cannot be assured that Medicare or Medicaid will cover our product candidates that may be approved or provide reimbursement without restriction and at adequate levels to realize a sufficient return on our investment. Our rebate payments may increase or our prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Moreover, reimbursement agencies in the EU may be more conservative than CMS. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval. Additionally, within Europe, each country has its own reimbursement regime employing various health technology assessment approaches to assess the cost-effectiveness of the product (for example, in the United Kingdom a HTA assessment is conducted by NICE) which may significantly affect the effective access to the market.

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

We commercialize Translarna, Upstaza, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

●	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products, including the Russia-Ukraine conflict and related sanctions that have been imposed by various countries in response thereto;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable, potentially high inflation rates, sustained high interest rates and exposure to fluctuations in foreign currency exchange rates;
●	difficulty in staffing and managing international operations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	unexpected changes in healthcare policies of ex-U.S. jurisdictions;
●	trade protection measures, including import or export licensing requirements and tariffs;
●	our ability to develop relationships with qualified local distributors and trading companies;
●	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;
●	diminished protection of intellectual property in some countries outside of the United States;
●	differing labor regulations and business practices;
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation; and
●	various effects and responsive measures relating to outbreaks of contagious disease, such as COVID-19;

For example, the Brazilian Ministry of Health has previously experienced significant administrative delays processing centralized group purchase orders. Almost all of our product revenue for Translarna in Brazil is attributable to such purchase orders. These centralized group purchase order delays have caused, and may continue to cause, fluctuations in our ability to generate revenue in Brazil.

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

There is currently no marketed therapy for nmDMD, other than Translarna in the EEA. Santhera Pharmaceuticals has received approval of Agramee (vamorolone) in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. Sarepta Therapeutics has received approval of Elevidys for DMD patients 4 to 5 years of age with a confirmed mutation in the “DMD gene” in the United States (Accelerated Approval granted with Full Approval pending) and United Arab Emirates and Qatar. Sarepta Therapeutics has also received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including, Dyne Therapeutics (DYNE-251), Wave Life Sciences (WVE-N53), Daiichi Sankyo (DS 5141)), Nippon Shinyaku (Viltolarsen (NS 065/NCNP 01) and NS 089/NCNP 02)), and Astellas (AT 702). Additionally, other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Pfizer (PF 06939926) and Solid Biosciences (SGT 001).

Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the United States in the DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. Santhera has received approval of Agramee (vamorolone), in the United States for DMD patients ages 2 and up and in the European Union and United Kingdom for patients ages 4 years and older. With the expiration of Emflaza’s orphan exclusivity for treatment of DMD in patients five years and older in February 2024, we expect to face competition from generic versions of Emflaza for this indication.

Currently, no other treatment options are available for the underlying cause of AADC deficiency. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of Tegsedi and Waylivra. For example, Ionis is developing Olezarsen for the treatment of FCS. Additionally, Waylivra faces competition from Myalept (metreleptin) produced by Chesi Farmaceutica, Inc., which is currently approved in Brazil for use in generalized lipodystrophy patients. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam Pharmaceuticals in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020 as was well as AMVUTTRA (vutrisiran) which Alnylam Pharmaceuticals received approval for in the United States and Brazil in 2022 for the treatment of the polyneuropathy of hATTR amyloidosis in adults. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including BridgeBio Pharma (AG 10), Intellia Therapeutics (NTLA2001), Proclara Biosciences (NPT 189) and SOM Biotech (tolcapone). For Waylivra, Ionis is developing Olezarsen for the treatment of FCS. Waylivra also faces competition from Myalept, (metreleptin) produced by Cheisi Farmaceutica, Inc., currently approved in Brazil for use in generalized lipodystrophy patients.

Evrysdi, an orally bioavailable treatment, faces competition from treatments that are not orally bioavailable, including Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, which is approved to treat SMA and Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018), which is approved in the United States and Japan for the treatment of SMA in patients under 2 years of age and in Europe for babies and young children who weigh up to 21 kilograms. Novartis is also developing OAV-101, an intrathecal administration of Zolgensma, for SMA patients ages ≥ 2 to < 18 years of age. Biogen is developing a higher dose regimen of nusinersen with potential for improved efficacy and evaluating an implantable medical device to enable subcutaneous delivery of nusinersen. Other companies are also pursuing product candidates for the treatment of SMA, including Scholar Rock (apitegromab, SRK-015), Biohaven (Taldefgrobep alfa), Roche Pharmaceuticals (RO-7204239/GYM-329), Biogen / Ionis (BIIB-115/ION-306) and NMD Pharma (NMD-670).

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

There may be significant delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the drug’s approved indications as determined by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent, and programs intended to provide patient assistance until coverage is established can be very costly and limited in duration by law. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Similarly, sales of Emflaza in the United States could also be reduced if deflazacort is imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. In October 2020, the Department of Health and

Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Certain states have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.  Florida recently received approval for its SIP from the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.. The rule also creates a safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers.  The effective date of the new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future. We may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of $3,283.6 million. We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, net proceeds from our borrowings under our credit agreement with Blackstone, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program and revenue generated from net sales of Tegsedi and Waylivra in Latin America and the Caribbean. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products and our collaboration and royalty revenues. We expect to continue to generate operating losses through 2024 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period.

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

Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorizations in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older, in Russia for the treatment of nmDMD in patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. The marketing authorization in the EEA is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization. For example, in February 2023, we submitted an annual marketing authorization request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to the full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of

Translarna. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion from the date of its issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the EEA. For more information regarding the risks associated with the a potential EC adoption of the CHMP’s negative opinion on Translarna’s marketing authorization, see Item 1A. Risk Factors, “We may be unable to continue to commercialize Translarna for nonsense mutation Duchenne muscular dystrophy in the European Economic Area if the European Commission adopts the negative opinion issued by the Committee for Medicinal Products for Human Use of the European Medicines Agency for the renewal of the existing conditional authorization for Translarna.” We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States will be time-consuming and may be expensive.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna. We anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in March 2024. We also expect to submit an MAA to the EMA for sepiapterin for the treatment of PKU in March 2024 and we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

We expect to pay the former equityholders of Agilis $20.0 million in development milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency and $4.5 million in regulatory milestones for the approval of the BLA from the FDA pursuant to the Agilis Merger Agreement. We anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in March 2024. We also expect to make payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;

●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	are required to take other steps to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	initiate or continue the research and development of sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	continue to utilize the Hopewell Facility to manufacture program materials for third parties;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

Our expenses may also increase as a result of economic conditions, such as potentially high inflation rates within the jurisdictions that we operate, sustained high interest rates, or unfavorable fluctuations in foreign currency exchange rates.

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

●	commercializing and marketing all of our products and products candidates;
●	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	maintaining our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization;
●	advancing Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	successfully completing any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	expanding the territories in which we are approved to market our products;
●	successfully advancing our other programs and collaborations, including sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for additional indications;
●	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;
●	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	identifying patients eligible for treatment with our products and product candidates;
●	successfully developing or commercializing any product candidate or product that we may in-license or acquire;
●	protecting our rights to our intellectual property portfolio related to Translarna and other products and product candidates; and
●	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.

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

As noted in the prior risk factor, we expect to incur significant expenses related to our clinical, regulatory, commercial, legal, research and development, and other business efforts. We believe that our cash flows from product sales, together with existing cash and cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization following a re-examination procedure or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza following its loss of orphan drug exclusivity related to the treatment of DMD in patients five years and older;
●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease, such as COVID-19;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and ferroptosis and inflammation programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and ferroptosis and inflammation programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to continue to utilize the Hopewell Facility to manufacture program materials for third parties;

●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our ferroptosis and inflammation platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

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

Until such time, if ever, as we can generate enough product revenues to cover our expenses, we expect to supplement our cash needs through a combination of equity offerings, debt financings, royalty sales, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates; marketing, distribution, licensing or other arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Any debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, entering into agreements involving licenses to our intellectual property, making capital expenditures or declaring dividends.

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

Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We generated taxable income that is subject to income tax in 2023, but continue to maintain NOLs from previous years that will be carried forward.

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

On December 22, 2017, the United States government enacted the 2017 Tax Act, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to corporate taxation. As part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021. Such legislation contains numerous tax provisions. In addition, the IRA was signed into law in August 2022.  The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the 2017 Tax Act, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform the 2017 Tax Act, IRA, and additional tax legislation.

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

Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC, Evrysdi for the treatment of SMA, sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, vatiquinone for the treatment of Friedreich ataxia and utreloxastat for the treatment of ALS. The FDA has also granted an orphan drug designation to Emflaza for the treatment of DMD. We may also seek orphan drug designation and exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates. Obtaining orphan drug exclusivity, both in the EU and in the United States, may be important to a product candidate’s future success.

In the EU, if an orphan designated product subsequently receives the first marketing authorization for the indication for which it has received such a designation, the product is entitled to 10 years of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product, even if the new marketing application relies on independently generated data submitted as part of a full marketing authorization application dossier. The EU exclusivity period can be reduced to six years, at the end of the fifth year, if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the orphan product. In this context, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. Product candidates can also lose orphan designation, and the related benefits, prior to obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met. The EC has conducted a review of the Orphan Drug Regulation together with the Paediatric Regulation.  The outcome of this review is intended to guide future legislative changes and shape the EU’s pharmaceutical strategy.

In the United States, under FDA’s current policy, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same orphan designated approved indication for that time period. When determining whether a drug is the “same drug” as an orphan designated product, the FDA looks to the products’ molecular features and use. The specific sameness criteria, however, varies based on whether the product is composed of small or large molecules and if the product is a gene therapy. Moreover, for gene therapies, the sameness criteria is currently evolving. For example, the FDA issued a final guidance document specific to sameness determinations.  Depending on product characteristics, sameness may be determined by the FDA on a case by case basis, making it difficult to predict when FDA may approve a product and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Moreover, following the Catalyst Pharms., Inc. v. Becerra and FDA’s subsequent statement that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, as further described in this filing, the exact scope of orphan drug exclusivity may be an evolving space.  Accordingly, whether any of our products or product candidates will be deemed to be the same as another product or product candidate is uncertain and the scope of any potential or received orphan drug exclusivity period may be subject to revision.

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

For certain of our products, periods of orphan drug exclusivity are important.  For instance, for Emflaza, we have previously relied on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity to have significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. With the expiration of the orphan exclusivity for the Emflaza indication of the treatment of DMD in patients five years and older, we expect to face competition from generic versions of Emflaza for this indication and will likely be priced less than Emflaza.  Healthcare providers may also substitute the generic version(s) of Emflaza for patients two years of age to five, despite the fact that the generic version(s) will not be approved for such indication until after June 2026.

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

We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, and to be compliant with regulatory authority requirements, we and our third-party service providers must comply on a continuous basis with a broad array of regulations and requirements. Depending on the stage of product development and whether a product is approved these requirements may relate to establishment registration and product listing, the payment of user fees, manufacturing processes, risk management measures, quality and pharmacovigilance systems (including reporting of manufacturing deviations and adverse events), pre- and post-approval clinical and pre-clinical data, labeling, packaging, advertising, marketing and promotional activities (including product sampling), record keeping, distribution, storage, and import and export of pharmaceutical products. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization. In accordance with EMA regulations, the EC has 67 days to adopt the opinion from the date of its issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the EEA.

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

For small molecule drug products, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of one of our approved products. A manufacturer could also submit an NDA under section 505(b)(2), referencing the FDA’s finding of safety and efficacy for one of our drug products, while also conducting its own studies to support any product changes.  Any ANDA or 505(b)(2) NDA products referencing our approved products would be required to submit patent certifications to the FDA.  Unless the applicant does not seek approval until any of our Orange Book listed patents expire or, to the extent possible, carve out any of our Orange Book listed method of use patents, such an applicant would be required to submit what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents.  This would provide us with an opportunity to sue to enforce our patents, which would stay any FDA approval for 30 months from the patent or application owner’s receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. While this would delay the approval of the generic or 505(b)(2) product, such actions would require significant time and cost.

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

In some countries, particularly the member states of the EEA, the pricing of prescription pharmaceuticals is subject to strict governmental control. Each country in the EEA has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We generally will not be able to commence commercial sales of Translarna for the treatment of nmDMD or Upstaza for the treatment of AADC deficiency pursuant to the marketing authorization granted by the EC in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. In some countries we may be required to conduct additional clinical trials or other studies of our product, including trials that compare the cost-effectiveness of our product to other available therapies in order to obtain reimbursement or pricing approval. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Translarna or Upstaza on a timely basis, or at all.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden.  The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (effective beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D.  CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D effective starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond.  This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition.  Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations.  Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

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

For example, in connection with our acquisition of Censa, we paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa’s opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock.  Censa securityholders may also be entitled to receive contingent consideration payments from us in the future. For example, we expect to make payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement. We may never realize the anticipated benefits of the acquisition of Censa and by investing our resources in sepiapterin, we may be required to forgo or delay other opportunities.

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

Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for small-molecule drug discovery, to date we have been granted marketing authorization for a limited number of commercial products and have not achieved profitability. We may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorizations for our current products and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development. For example, in May 2023, as part of our strategic portfolio prioritization, we decided to discontinue our preclinical and early research programs in our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome, after previous significant investments in these programs.

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

We have limited personnel with experience in drug manufacturing and currently rely on third parties to manufacture our products and certain product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in all of our products and product candidates. We outsource most of the manufacturing, packaging, labeling and distribution of our products and certain of our product candidates to third parties, including our commercial supply of Translarna, Emflaza and Upstaza. Additionally, we utilize the Hopewell Facility to produce plasmid DNA and AAV vectors for gene therapy applications for external customers. With respect to the Hopewell Facility, we are required to directly comply with the applicable regulatory authorities’ manufacturing requirements and are subject to inspection in the same way that our contract manufacturers are. For additional information, see the risk factor under “Risks Related to the Development and Commercialization of our Products and Product Candidates” titled, “Certain of our products and product candidates, such as our gene therapies and other biologic product candidates, may be difficult to produce, presenting manufacturing challenges that may delay product development and regulatory approval.”

We do not directly control manufacturing for our products and product candidates and we are dependent on and will continue to be dependent on, our contract manufacturers for compliance with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States for manufacture of both active drug substances and finished drug products. Should we or our contract manufacturers fail to comply with these requirements, we and they could face significant regulatory and commercial consequences. For example, regulatory authorities routinely inspect manufacturing and other drug/biologic facilities. Our manufacturers and manufacturing facilities must also be approved by such regulatory authorities pursuant to inspections that will be conducted after we submit our marketing applications and will be subject to continuing regulatory authority inspections should we receive marketing approval. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EU member state regulatory authorities, FDA, or other ex-U.S. regulatory agencies, they will not be able to secure and/or maintain regulatory approval for the manufacturing facilities, and we would not be able to secure and/or maintain, or may be delayed in securing regulatory approval of marketing applications or supplements for the applicable products or product candidates. In addition, we or third-party manufacturers or distributors may not be able to comply with generally accepted worker safety standards, cGMP, GDP or similar regulatory requirements outside the EU and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or products, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees, any of which could significantly and adversely affect our reputation and supplies of our products or product candidates and our business, results of operations and financial condition could be materially adversely affected.

In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities and our products or product candidates. If the FDA, EU member state regulatory authorities or a comparable ex-U.S. regulatory agency do not approve these or our facilities for the manufacture of our products or product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates, particularly as the pharmaceutical manufacturing industry becomes increasingly more consolidated. Moreover, any alternative manufacturers would need to be approved by the relevant regulatory authority, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition. See “Item 1. Business—Manufacturing” for additional information regarding the manufacturing of our products and product candidates.

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

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, supply chain disruption, including disruptions caused by outbreaks of contagious disease, such as COVID-19, or raw material and component shortages. We have previously experienced delays in receiving certain raw materials in connection with supply chain disruptions caused by the COVID-19 pandemic, however, these delays did not affect or delay our manufacturing given our inventories for such materials at the time.  If future supply chain disruptions create prolonged delays, the supplies of our products or products candidates may be significantly and adversely affected and our business, results of operations and financial condition could be materially adversely affected.

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

Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna, Emflaza, Upstaza, Tegsedi, Waylivra and our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. We are required to monitor the activities of these third parties but our monitoring may not be able to detect any existing or emerging issues. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable ex-U.S. regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We must further ensure that our preclinical trials are conducted in accordance with good laboratory practices, or GLPs, as appropriate. Regulatory authorities enforce these requirements through periodic inspections or remote regulatory assessments of trial sponsors, clinical and preclinical investigators, and trial sites. Similar GCP and transparency requirements apply in the EU. Failure to comply with the applicable regulatory requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to accept into account clinical trial data submitted as part of a marketing application, as well as other regulatory consequences, as further described above.

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

We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our collaborators will be subject to the same product development and commercialization risks that we are subject to. Our ability to generate revenues from these arrangements will depend on our collaborators’ desire and ability to successfully perform the functions assigned to them in these arrangements in a compliant manner. In particular, the commercial success of Evrysdi will depend on the success of Roche’s commercialization program. Furthermore, the successful development of another product candidate from our spinal muscular atrophy program will depend on the success of our collaborations with the SMA Foundation and Roche, including whether Roche pursues clinical development of any other compounds identified under the collaborations.

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

We collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. Despite our implementation of security measures, including implementing the National Institute of Standards and Technology cybersecurity framework, instituting a training and compliance program on cybersecurity for all employees and doing a yearly external audit and penetration test, these information systems are vulnerable to damage from computer viruses, malware, ransomware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet or other mechanisms, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No such security measures can eliminate the possibility of the information systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Cybersecurity-related risks have generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other third-party vendors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy, despite our having a security risk insurance policy and disaster recovery and incident response plans. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights, face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties and the further research, development and commercial efforts of our products and product candidates could be delayed.

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

We are highly dependent on Dr. Matthew Klein, our Chief Executive Officer, and the other principal members of our executive, commercial and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We experience competition for the hiring of scientific and clinical personnel from numerous pharmaceutical and biotechnology companies as well as universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

On February 9, 2017, the FDA approved the corticosteroid Emflaza for the treatment of patients 5 years and older with DMD. Although approved for other indications outside of the United States, this was the first approval for deflazacort in the United States and the first approval in the United States for the use of a corticosteroid to treat DMD. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

We currently have no issued patents that could prevent a third-party company from seeking to introduce a generic Emflaza formulation in the United States for the treatment of DMD or another indication, and we do not expect to be able to obtain such patent protection. Such third-party companies may also obtain patents covering a new deflazacort formulation or method of use.

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

Our rights to develop and commercialize Upstaza are subject, in part, to the terms and conditions of licenses granted to us by others.

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of Upstaza for the treatment of AADC deficiency. In particular, we have in-licensed certain intellectual property rights and know-how from National Taiwan University, or NTU, relevant to Upstaza for the treatment of AADC deficiency. Any termination of these licenses could result in the loss of significant or all rights licensed to us and could harm or prevent our ability to commercialize Upstaza for the treatment of AADC deficiency. Each of our existing gene therapy licensing agreements are exclusive but are limited to particular fields, such as AADC deficiency and are subject to certain retained rights.

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

Upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 2026 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase 2026 Convertible Notes, to pay the 2026 Convertible Notes at maturity or to pay cash upon conversions of 2026 Convertible Notes. In addition, our ability to repurchase 2026 Convertible Notes or to pay cash upon conversions of 2026 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Convertible Notes at a time when the repurchase is required by the indenture, to make interest payments on the 2026 Convertible Notes when due under the indenture or to pay any cash payable on future conversions of the 2026 Convertible Notes as required by the indenture would constitute a default under the indenture governing the 2026 Convertible Notes. An event of default under the indenture governing the 2026 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of any such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2026 Convertible Notes, make interest payments on the 2026 Convertible Notes or make cash payments upon conversions of the 2026 Convertible Notes.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization following a re-examination procedure or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	expectations with respect to sepiapterin for the treatment of PKU, including any potential regulatory submissions and potential approvals;
●	expectations with respect to Upstaza, including any potential regulatory submissions and potential approvals;
●	any developments related to our ability or inability to execute our commercialization strategy for any of our products;
●	our ability to resolve the matters set forth in the FDA’s denial of our appeal to the Complete Response Letter we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD, and our ability to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost;
●	the commercialization of Evrysdi and the development of the SMA program with Roche and the SMA Foundation;
●	results of clinical trials of any other product candidate that we develop;
●	any additional clinical or non-clinical trial required by regulatory agencies for our products or product candidates;
●	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;
●	negative publicity around our products or product candidates;
●	other developments concerning our regulatory submissions;
●	the success of competitive products or technologies;
●	results of clinical trials of product candidates of our competitors, including negative results that investors may associate with our product candidates;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	our ability to realize the benefits of our acquisitions or other business combinations;
●	the recruitment or departure of key personnel;
●	the loss of distributors, suppliers or manufacturers;
●	the level of expenses related to any of our products, product candidates or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements with respect to litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including potentially high inflation rates and sustained high interest rates; and
●	the other factors described in this “Risk Factors” section.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders or by us, including sales made under our At the Market Offering Sales Agreement with Cantor Fitzgerald and RBC Capital Markets, LLC, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $125 million from time to time, through the Sales Agent by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, or the issuance of shares of our common stock upon conversion of our outstanding 2026 Convertible Notes or any future securities convertible or exchangeable into our common stock or in connection with a strategic transaction or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As is the case for most companies, we are regularly subject to cyber-attacks and other cyber incidents and, therefore, cybersecurity is an important element of our overall enterprise risk management program. As part of our ordinary course of business, we collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. We have a multilayered approach for assessing, identifying and managing cybersecurity risks, that is designed to help protect such information from internal and external cyber threats by understanding and seeking to mitigate risk while ensuring business resiliency. Our cybersecurity prevention methods include implementing the National Institute of Standards and Technology cybersecurity framework, instituting a training and compliance program on cybersecurity for all employees, completing a yearly external audit and penetration test, conducting vulnerability scans and remediations and monitoring threat intelligence feeds. As part of our overall risk management strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. We also conduct security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This process involves third-party providers responding to cybersecurity questionnaires and information technology, or IT, security team meetings to review and assess the third-party providers security posture to confirm that the provider is ensuring the security, integrity, and availability of processed data.

We have also established a global incident response management standard operating procedure, or GIRM. Our GIRM provides step-by-step instructions for managing any global incident which is disruptive of or interferes with the delivery and operation of our IT services and systems that are in use. Specifically, the GIRM provides direction as to how information with respect to a cybersecurity incident is communicated internally, including with our executive committee leadership team. As regulatory disclosure requirements regarding cybersecurity incidents and data privacy matters have become more prevalent, we have developed an incident workflow designed to monitor and evaluate if such disclosure requirements are triggered by an incident through the inclusion of members of our legal, data privacy and executive teams in the incident response process.

We engage third parties, including independent privacy assessors, computer security firms and risk management and governance experts to enhance our cybersecurity oversight. For example, on an annual basis we run a penetration test of our systems, performed by a different external third party each year. We also regularly consult with these third parties on emerging industry trends.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the company or its business strategy, results of operations or financial conditions.

Cybersecurity Governance and Oversight

Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee of the Board of Directors. In accordance with our Audit Committee Charter, our Chief Information Officer, or CIO, provides periodic updates to our Audit Committee regarding the Company’s cybersecurity and other technology risks, internal controls and procedures, including the Company’s plan to mitigate cybersecurity risk and respond to data breaches. The Audit Committee is also responsible for reviewing any related periodic public filing disclosures. The Board of Directors receives regular reports from the Audit Committee. Our CIO also presents directly to our Board of Directors on an annual basis on these matters. Our IT team is responsible for maintaining daily operations and ensuring the confidentiality, integrity and availability of data. Our CIO oversees a cybersecurity team that has over 15 years’ experience in cybersecurity along with advanced and undergrad degrees in cybersecurity, and industry recognized security certifications such as CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager). Our CIO reports directly to our Chief Legal Officer, who is a member of our executive committee leadership team. Cybersecurity incident status updates are provided as necessary to the executive committee as set forth in our GIRM. In the event of a cybersecurity incident, our IT team is trained to follow our GIRM.

In an effort to deter and detect cyber threats, we periodically provide all employees, including part-time and temporary employees, with data protection, cybersecurity and incident response and prevention training as part of our overall IT compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

For more information regarding the risks associated our cybersecurity program, see Item 1A. Risk Factors, “Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security.”

Item 2.   Properties

Our principal facilities consist of approximately 126,000 square feet of research and office space located at 100, 200, 250 and 400 Corporate Court, Middlesex Business Center, South Plainfield, New Jersey, that we occupy under leases that expire in August 2024. We also lease two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space at a facility located in Warren, New Jersey which we intend to make our corporate headquarters in 2024. The rental term for such facility commenced on June 1, 2022, with an initial term of seventeen years followed by three consecutive five-year renewal periods at our option. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We entered into a lease agreement for approximately 220,500 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We lease approximately 6,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2024. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2024. We also lease additional office space in the U.S. and other countries to support our operations as a global organization, but these leases are not material to us.

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

Holders

As of February 27, 2024, there were 98 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

We are a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  We believe that this allows us to maximize value for all of our stakeholders. We have a diversified therapeutic portfolio that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of

nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the year ended December 31, 2023, we recognized $355.8 million in sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2023, Emflaza achieved net sales of $255.1 million.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission, or EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. We are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

Each country, including each member state of the EEA, has its own pricing and reimbursement regulations. In order to commence commercial sale of product pursuant to our Translarna marketing authorization in any particular country in the EEA, we must finalize pricing and reimbursement negotiations with the applicable government body in such country. As a result, our commercial launch will continue to be on a country-by-country basis. We also have made, and expect to continue to make, product available under early access programs, or EAP programs, or similar styled programs both in countries in the EEA and other territories. Our ability to negotiate, secure and maintain reimbursement for product under commercial and EAP programs can be subject to challenge in any particular country and can also be affected by political, economic and regulatory developments in such country.

There is substantial risk that if the EC adopts the CHMP’s negative opinion, or we are otherwise unable to renew our EEA marketing authorization during any annual renewal cycle, or we are unable to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA should the EC adopts the CHMP’s negative opinion or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories. For more information regarding the risks associated with the a potential EC adoption of the CHMP’s negative opinion on Translarna’s marketing authorization, see Item 1A. Risk Factors, “We may be unable to continue to commercialize Translarna for nonsense mutation Duchenne muscular dystrophy in the European Economic Area if the European Commission adopts the negative opinion issued by the Committee for Medicinal Products for Human Use of the European Medicines Agency for the renewal of the existing conditional authorization for Translarna.”

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on this discussion, the FDA suggested we request a pre-submission Type C meeting to discuss the specific contents of an NDA resubmission based on results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. This meeting is scheduled for March 2024.

We have previously relied on Emflaza’s seven-year marketing exclusivity period in the United States for its approved indications under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, when commercializing Emflaza. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

Upstaza is a gene therapy for the treatment of Aromatic L Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. We are also preparing a biologics license application, or BLA, for Upstaza for the treatment of AADC deficiency in the United States. In October 2022, we held a Type C meeting with the FDA to discuss the details of a potential submission package for Upstaza. At that meeting, the FDA asked for additional bioanalytical data in support of comparability between the drug product used in the clinical studies and the commercial drug product. We completed these analyses and provided the results to the FDA for review. The FDA stated that the data that we provided were still not sufficient. However, the FDA also said that the available data from the ongoing clinical study in the United States assessing the safety of the drug delivery cannula for Upstaza could be used to support a BLA for accelerated approval based on biomarker data demonstrating a treatment-related increase in de novo dopamine production. At the FDA’s suggestion, we held a pre-BLA meeting in December 2023. We expect to submit a BLA to the FDA for Upstaza for the treatment of AADC deficiency in March 2024.

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

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman La Roche Ltd. and Hoffman La Roche inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the EC in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in over 100 countries. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In August 2023, the EC approved an extension of the Evrysdi marketing authorization to include infants under two months old in the EU.

One of our most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. We expect to submit a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA in March 2024. Additionally, we participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA has requested that we complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. This nonclinical study was not initially required when we acquired sepiapterin, as the NDA submission was planned under the Section 505(b)(2) pathway. Given that sepiapterin is a novel therapy with distinct pharmacology, biodistribution, mechanism of action and differentiated efficacy, we subsequently decided to make the NDA submission under the Section 505(b)(1) pathway, which requires the 26-week study, which is considered a required NDA component needed to inform labeling and is typically completed prior to submission. Based on the timing to complete this study, we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024 and we intend to discuss with the FDA the potential for an earlier submission if we are permitted to submit the 26-week mouse study report during the NDA review process.

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase. The study demonstrated dose-dependent lowering of Huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. The Phase 2 study is actively ongoing outside the United States, while it has been paused within the United States as the FDA requested additional data to allow the Phase 2 study to proceed. We expect to provide 12-month interim data from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2024. We expect to submit a safety data update to the FDA in the second quarter of 2024 to support lifting of the partial clinical hold on the program.

Our ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our ferroptosis and inflammation platform are vatiquinone and utreloxastat.  We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In the first quarter of 2024, we also received scientific advice from the EMA on the MOVE-FA trial results, in which the EMA stated that the MOVE-FA data would likely not be sufficient for conditional authorization. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. We expect topline results from this trial in the fourth quarter of 2024.

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

In May 2023 and September 2023, we announced strategic pipeline prioritizations following reviews of our portfolio.  In connection with the strategic pipeline prioritizations, we reduced our workforce by 32%, which primarily affected employees in the United States, including those employees involved in early-stage research and gene therapy manufacturing and associated selling, general and administrative functions. We substantially completed the reduction in workforce in January 2024. We also decided to discontinue our preclinical and early research programs for our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome, as well as our oncology platform, which included programs for unesbulin for the treatment of diffuse intrinsic pontine glioma and leiomyosarcoma.

Overview—Funding

The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2023, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs or through similar styled programs, and from sales of Emflaza for the treatment of DMD in the United States. We also generated revenue from sales of Upstaza for the treatment of AADC deficiency in the EEA and have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. We did not issue or sell any shares of common stock pursuant to the Sales Agreement during the years ending December 31, 2023, 2022, and 2021. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2023.

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

In July 2020, we entered into a Royalty Purchase Agreement, or the Original Royalty Purchase Agreement, with RPI Intermediate Finance Trust, or RPI, and, for the limited purposes set forth in the agreement, Royalty Pharma plc. Pursuant to the Original Royalty Purchase Agreement, we sold to RPI 42.933%, or the Original Assigned Royalty Rights, of the

Royalty (as defined below) for $650.0 million. At that time, we retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement.

In June 2021, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, which increased the number of authorized shares of our common stock from 125,000,000 to 250,000,000 shares.

In October 2022, we entered into the Credit Agreement, dated October 27, 2022, by and among us and certain of our subsidiaries from time to time party thereto, as guarantors, or, collectively with us, the Loan Parties, funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit, or collectively, Blackstone, as lenders, together with their permitted assignees, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders, or the Blackstone Credit Agreement. The Blackstone Credit Agreement provided for fundings of up to $950.0 million consisting of a committed loan facility consisting of a senior secured term loan facility funded on October 27, 2022, or the Closing Date, in the aggregate principal amount of $300.0 million, and a delayed draw term loan facility of up to $150.0 million to be funded at our request within 18 months of the Closing Date subject to specified conditions, and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we requested such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms. In October 2023, we terminated the Blackstone Credit Agreement. In connection with the termination of the Blackstone Credit Agreement, we repaid outstanding principal of $300.0 million, accrued interest of $2.1 million, an additional $82.0 million in prepayment premiums, exit fees, and creditor expenses, and $0.2 million in legal fees. We recorded a loss on the extinguishment of debt of $92.7 million which is included on the statement of operations for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. All liens and security interests securing the loans made pursuant to the Blackstone Credit Agreement were released upon termination.

In October 2023, we entered into an Amended and Restated Royalty Purchase Agreement, or the A&R Royalty Purchase Agreement, with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and, for the limited purposes set forth in the agreement, Royalty Pharma plc which amends and restates in its entirety the Original Royalty Purchase Agreement.  Pursuant to the A&R Royalty Purchase Agreement, we have sold or agreed to sell to Royalty Pharma certain portions of our remaining retained right, title and interest in and to our right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement under the SMA program (all such Royalty rights retained by us, are referred to as the Retained Royalty Rights, and all such Royalty rights that are sold to Royalty Pharma pursuant to the A&R Royalty Purchase Agreement, are referred to as the A&R Assigned Royalty Rights).  At closing, Royalty Pharma paid us $1.0 billion in cash consideration for 38.0447% of our Retained Royalty Rights (which is in addition to the 42.9330% assigned to Royalty Pharma in connection with the Original Royalty Purchase Agreement and referred to as the Original Assigned Royalty Rights, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, net proceeds from our borrowings under our credit agreement with Blackstone, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement, under our SMA program.

As of December 31, 2023, we had an accumulated deficit of $3,283.6 million. We had a net loss of $626.6 million, $559.0 million, and $523.9 million for the fiscal years ended December 31, 2023, 2022, and 2021, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna following a re-examination procedure. We anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in March 2024. We also expect to submit an MAA to the EMA for sepiapterin for the treatment of PKU in March 2024 and we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. Borrowings under the Blackstone Credit Agreement, which was terminated in October 2023, bore interest at a variable rate equal to, at our option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively.

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, we paid a $30.0 million development milestone to the former Censa securityholders during the year ended December 31, 2023. We elected to pay this milestone in the form of shares of our common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, we issued 657,462 shares of our common stock and paid $0.4 million to the former Censa securityholders.

We expect to make additional payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of certain regulatory milestones relating to sepiapterin. Furthermore, we expect to pay the former equityholders of Agilis Biotherapeutics, Inc., or Agilis, $20.0 million in development milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency and $4.5 million in regulatory milestone payments upon the approval of the BLA from the FDA pursuant to the Agreement and Plan of Merger, dated as of July 19, 2018, or the Agilis Merger Agreement, by and among us, Agility Merger Sub, Inc., a Delaware corporation and our wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC. We anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in March 2024.

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

Roche and the SMA Foundation Collaboration.   In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.  As of December 31, 2023, we had recognized a total of $310.0 million in milestone payments and $341.8 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2023, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of December 31, 2023 are $150.0 million upon achievement of certain sales events.

In July 2020, we entered into the Original Royalty Purchase Agreement. Pursuant to the Original Royalty Purchase Agreement, we sold to Royalty Pharma the Original Assigned Royalty Rights of the Royalty for $650.0 million. At that time, we retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement.

In October 2023, we entered into the A&R Royalty Purchase Agreement. At closing, Royalty Pharma paid us $1.0 billion in cash consideration for 38.0447% of our Retained Royalty Rights (which is in addition to the Original Assigned Royalty Rights, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with our activities for sepiapterin and our splicing and ferroptosis and inflammation programs and performance of any post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs. In 2023, as part of our strategic pipeline prioritizations, we decided to discontinue our preclinical and early research programs for our gene therapy and oncology platforms, reducing research and development expenses in these areas.

The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2023, 2022, and 2021.

	Year ended
	December 31,
	2023	2022	2021

	(in thousands)
Metabolic	$138,581	$81,810	$49,458
Global DMD Franchise	85,393	78,544	83,791
Gene Therapy	131,518	183,487	150,566
Ferroptosis and inflammation	67,852	67,209	60,964
Oncology	43,701	34,395	18,618
Splicing	90,322	76,208	53,429
Discovery and other	109,196	129,843	123,858
Total research and development	$666,563	$651,496	$540,684

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

A change in the outcome of any of these variables with respect to the development of our products or product candidates could mean a significant change in the costs and timing associated with the development of those products or product candidates. For example, if the EMA or FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of any of our products or product candidates or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We expect that we will continue to incur significant selling, general and administrative expenses in future periods in connection with our continued efforts to commercialize our products, including increased payroll, expanded infrastructure, commercial operations, increased consulting, legal, accounting and investor relations expenses.

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Original Royalty Purchase Agreement, the A&R Royalty Purchase Agreement, the 2026 Convertible Notes outstanding, the Blackstone Credit Agreement that we repaid and terminated in October 2023, the 3.00% convertible senior notes due 2022, or the 2022 Convertible Notes, that we repaid in August 2022 offset by interest income earned on investments.

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

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements:

●	Revenue recognition related to net product revenue
●	Contingent consideration from business combinations

Revenue recognition related to net product revenue

Net product revenues. Our net product revenue primarily consists of sales of Translarna in territories outside of the U.S. and sales of Emflaza in the U.S., both for the treatment of DMD.  We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of the product, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to the product sale. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

During the years ended December 31, 2023, 2022, and 2021, net product sales in the United States were $255.1 million, $218.3 million, and $187.3 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $406.1 million, $316.9 million, and $241.6 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $355.8 million, $288.6 million, and $236.0 million of the net product sales outside the United States for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023 and 2022, two countries, the United States and Russia, accounted for at least 10% of our net product sales, representing $255.1 million and $86.0 million, and $218.3 million and $59.7 million, respectively. During the year ended December 31, 2021, only the United States accounted for at least 10% of our net product sales.

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

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2023 and 2022:

	Year ended
	December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022
Net product revenue	$661,249	$535,228	$126,021
Collaboration revenue	100,030	50,052	$49,978
Royalty revenue	168,856	113,521	$55,335
Manufacturing revenue	7,687	—	$7,687
Cost of product sales, excluding amortization of acquired intangible assets	65,486	44,678	$20,808
Amortization of acquired intangible assets	222,635	116,554	$106,081
Research and development expense	666,563	651,496	$15,067
Selling, general and administrative expense	332,540	325,998	$6,542
Change in the fair value of contingent consideration	(127,700)	(25,900)	$(101,800)
Intangible asset impairment	217,800	33,384	$184,416
Interest expense, net	(129,180)	(90,871)	$(38,309)
Other income (expense), net	10,130	(49,207)	$59,337
Loss on extinguishment of debt	(137,558)	—	$(137,558)
Income tax benefit	69,506	28,470	$41,036

Net product revenue.   Net product revenue was $661.2 million for the year ended December 31, 2023, an increase of $126.0 million, or 24%, from net product revenue of $535.2 million for the year ended December 31, 2022. Translarna net product revenues were $355.8 million for the year ended December 31, 2023, an increase of $67.2 million, or 23%, compared to $288.6 million for the year ended December 31, 2022. These results were driven by treatment of new patients in existing geographies and continued geographic expansion. Emflaza net product revenues were $255.1 million for the year ended December 31, 2023, an increase of $36.8 million, or 17%, compared to $218.3 million for the year ended

December 31, 2022. These results were driven by new patient starts and high compliance. The remaining increase of $22.0 million was due to an increase in net product sales of Tegsedi, Waylivra, and Upstaza.

Collaboration revenue.   Collaboration revenue was $100.0 million for the year ended December 31, 2023, an increase of $50.0 million, or 100%, from collaboration revenue of $50.1 million for the year ended December 31, 2022. The increase is due to an increase in actual milestones that were achieved in the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively. A sales milestone of $100.0 million was recognized for the achievement of $1.5 billion in worldwide annual net sales from Evrysdi in the year ended December 31, 2023. A sales milestone of $50.0 million was recognized for the achievement of $750.0 million in worldwide annual net sales from Evrysdi in the year ended December 31, 2022.

Royalty revenue. Royalty revenue was $168.9 million for the year ended December 31, 2023, an increase of $55.3 million, or 49%, from $113.5 million for the year ended December 31, 2022. The increase in royalty revenue was due to higher Evrysdi sales in the year ended December 31, 2023 compared to the year ended December 31, 2022. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $7.7 million for the year ended December 31, 2023, an increase of $7.7 million, or over 100%, from $0.0 million for the year ended December 31, 2022. The increase is due to the manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $65.5 million for the year ended December 31, 2023, an increase of $20.8 million, or 47%, from $44.7 million for the year ended December 31, 2022. Cost of product sales excluding amortization of acquired intangible asset, consist primarily of royalty payments associated with Emflaza, Translarna and Upstaza net product sales, excluding contingent payments to Marathon, costs associated with Emflaza, Translarna and Upstaza product sold during the period, inventory reserves, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increases in net product revenue, Upstaza inventory reserves, royalty revenues, and collaboration milestone revenue.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $222.6 million for the year ended December 31, 2023, an increase of $106.1 million, or 91%, from $116.6 million for the year ended December 31, 2022. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase is primarily related to additional Marathon contingent payments for Emflaza.

Research and development expense.   Research and development expense was $666.6 million for the year ended December 31, 2023, an increase of $15.1 million, or 2%, compared to $651.5 million for the year ended December 31, 2022. The increase in research and development expenses includes the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the year ended December 31, 2023. These increases were partially offset by decreases in program spend related to our strategic portfolio prioritization as we continue to focus our resources on our differentiated, high potential research and development programs.

Selling, general and administrative expense.  Selling, general and administrative expense was $332.5 million for the year ended December 31, 2023, an increase of $6.5 million, or 2%, from $326.0 million for the year ended December 31, 2022. The increase reflects our continued investment to support our commercial activities including our expanding commercial portfolio. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the year ended December 31, 2023.

Change in the fair value of contingent consideration. Change in the fair value of contingent consideration was a gain of $127.7 million for the year ended December 31, 2023, a change of $101.8 million, or over 100%, from a gain of $25.9 million for the year ended December 31, 2022. The change is primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. As a result, we recorded a fair value change of $128.4 million for the year ended December 31, 2023 for the contingent consideration related to Friedreich ataxia and Angelman syndrome

Intangible asset impairment. Intangible asset impairment was $217.8 million for the year ended December 31, 2023, an increase of $184.4 million, or over 100%, from intangible asset impairment of $33.4 million for the year ended December 31, 2022. The change is due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the year ended December 31, 2023. During the year ended December 31, 2022, a partial impairment of $33.4 million was recorded due to a decrease in projected cash flows for the Upstaza indefinite lived intangible asset due to refinements in market assumptions.

Interest expense, net.   Interest expense, net was $129.2 million for the year ended December 31, 2023, an increase of $38.3 million, or 42%, from interest expense, net of $90.9 million for the year ended December 31, 2022. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement and the Original Royalty Purchase Agreement.

Other income (expense), net.  Other income, net was $10.1 million for the year ended December 31, 2023, a change of $59.3 million, or over 100%, from other expense, net of $49.2 million for the year ended December 31, 2022. The change in other income (expense), net resulted primarily from unrealized foreign exchange gains of $11.7 million and realized foreign currency exchanges losses of $2.7 million, for the year ended December 31, 2023, as compared to unrealized foreign exchange losses of $14.4 million and a non cash foreign currency remeasurement loss of $16.9 million from the remeasurement of our intercompany loan for the year ended December 31, 2022. In addition, we had unrealized and realized losses on our equity investments and convertible debt security in ClearPoint Neuro, Inc. (formerly MRI Interventions, Inc.), or ClearPoint, of $2.7 million and $2.3 million, respectively, for the year ended December 31, 2023, as compared to unrealized losses on our equity investments and convertible debt security in ClearPoint, of $3.5 million and $5.8 million, respectively, for the year ended December 31, 2022.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $137.6 million for the year ended December 31, 2023, an increase of $137.6 million, or 100%, from loss on extinguishment of debt of $0.0 million for the year ended December 31, 2022. The increase was primarily due to the early termination of our Blackstone Credit Agreement. We recorded a loss on the extinguishment of debt of $92.7 million for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. In addition, we recorded $44.9 million on the loss of extinguishment of debt relating to the A&R Royalty Purchase Agreement.

Income tax benefit.   Income tax benefit was $69.5 million for the year ended December 31, 2023, an increase of $41.0 million, or over 100%, from income tax benefit of $28.5 million for the year ended December 31, 2022. The increase in income tax benefit is attributable to the receipt of an outstanding state tax refund received during the year ended December 31, 2023, and the subsequent release of the associated ASC 740 income tax reserve, as well as the reversal of the deferred tax liability recognized in conjunction with the discontinuation of our preclinical and early research programs in our gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome, during the year ended December 31, 2023.

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2022 and 2021:

	Year ended
	December 31,		Change
(in thousands)	2022	2021	2022 vs. 2021
Net product revenue	$535,228	$428,904	$106,324
Collaboration revenue	50,052	55,046	$(4,994)
Royalty revenue	113,521	54,643	$58,878
Cost of product sales, excluding amortization of acquired intangible assets	44,678	32,328	$12,350
Amortization of acquired intangible assets	116,554	54,751	$61,803
Research and development expense	651,496	540,684	$110,812
Selling, general and administrative expense	325,998	285,773	$40,225
Change in the fair value of contingent consideration	(25,900)	(500)	$(25,400)
Intangible asset impairment	33,384	—	$33,384
Interest expense, net	(90,871)	(86,022)	$(4,849)
Other expense, net	(49,207)	(57,875)	$8,668
Income tax benefit (expense)	28,470	(5,561)	$34,031

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

Royalty revenue. Royalty revenue was $113.5 million for the year ended December 31, 2022, an increase of $58.9 million, or over 100%, from $54.6 million for the year ended December 31, 2021. The increase in royalty revenue was due to higher Evrysdi sales in the year ended December 31, 2022 as compared to the year ended December 31, 2021. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $44.7 million for the year end December 31, 2022, an increase of $12.4 million, or 38%, from $32.3 million for the year ended December 31, 2021. Cost of product sales, excluding amortization of acquired intangible asset, consist primarily of royalty payments associated with Emflaza, Translarna and Upstaza net product sales, excluding contingent payments to Marathon, costs associated with Emflaza, Translarna and Upstaza product sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to the increases in net product revenue, royalty revenues, and collaboration milestone revenue.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $116.6 million for the year ended December 31, 2022, an increase of $61.8 million, or over 100%, from $54.8 million for the year ended December 31, 2021. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. With the approval of Upstaza by the EC in July 2022, $89.6 million was reclassified from indefinite lived intangible assets to definite lived intangible assets, which is being amortized over its expected useful life. The amortization increase is primarily related to the additional Marathon contingent payments, which includes a $50.0 million contingent payment made in the year ended December 31, 2022.

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

Change in the fair value of contingent consideration. Change in the fair value of contingent consideration was a gain of $25.9 million for the year ended December 31, 2022, a change of $25.4 million, or over 100%, from a gain of $0.5 million for the year ended December 31, 2021. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

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

Other expense, net.   Other expense, net was $49.2 million for the year ended December 31, 2022, a decrease of $8.7 million, 15%, from other expense, net of $57.9 million for the year ended December 31, 2021. The decrease in other expense, net resulted primarily from an unrealized foreign exchange loss of $14.4 million and a non cash foreign currency remeasurement loss of $16.9 million from the remeasurement of our intercompany loan for the year end December 31, 2022, as compared to an unrealized foreign exchange loss of $41.0 million from the remeasurement of our intercompany loan for the year ended December 31, 2021. In addition, we had unrealized losses on our equity investments and convertible debt security in ClearPoint, of $3.5 million and $5.8 million, respectively, for the year ended December 31, 2022, as compared to unrealized losses on our equity investments and convertible debt security in ClearPoint of $6.1 million and $8.3 million, respectively, for the year ended December 31, 2021

Income tax benefit (expense).   Income tax benefit was $28.5 million for the year ended December 31, 2022, a change of $34.0 million, or over 100%, from income tax expense of $5.6 million for the year ended December 31, 2021. The change in income tax benefit (expense) is primarily attributable to the partial amortization of an intangible which had previously been classified as an indefinite lived intangible, and the subsequent release of a portion of the valuation allowance associated with this asset.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion from the date of its issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the EEA. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.  Additionally, Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

We have financed our operations to date primarily through private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, net proceeds from our borrowings under our credit agreement with Blackstone, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next fiscal year. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We were not permitted to redeem the 2026 Convertible Notes prior to September 20, 2023. We may redeem for cash all or any portion of the 2026 Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes, which means that we are not required to redeem or retire the 2026 Convertible Notes periodically.

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

In October 2022, we entered into the Blackstone Credit Agreement for fundings of up to $950.0 million consisting of a committed loan facility consisting of a senior secured term loan facility funded on the Closing Date, in the aggregate principal amount of $300.0 million, and a delayed draw term loan facility of up to $150.0 million to be funded at our request within 18 months of the Closing Date subject to specified conditions, and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms. In October 2023, we terminated the Blackstone Credit Agreement. We recorded a loss on the extinguishment of debt of $92.7 million which is included on the statement of operations for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. All liens and security interests securing the loans made pursuant to the Blackstone Credit Agreement were released upon termination.

In October 2023, we entered into the A&R Royalty Purchase Agreement.  At closing, Royalty Pharma paid us $1.0 billion in cash consideration for 38.0447% of our Retained Royalty Rights (which is in addition to the Original Assigned Royalty Rights, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty.  In addition, we may sell to Royalty Pharma the remainder of our Retained Royalty Rights in exchange for an aggregate of $500.0 million in additional cash consideration after the closing of the A&R Royalty Purchase Agreement, less royalties received in respect of the Retained Royalty Rights put to Royalty Pharma, which will be payable by Royalty Pharma pursuant to five put options held by us that are exercisable at our option between January 1, 2024 and December 31, 2025.  If we exercise two or fewer of the put options, Royalty Pharma may exercise a call option during the period from and after January 1, 2026 until and including March 31, 2026 for up to 50% of the remainder of our Retained Royalty Rights less amounts exercised by us via our put options at a purchase price that is proportional to the purchase price of our unexercised put options. Royalty Pharma’s exercise of the call option would result in Royalty Pharma owning 90.4888% of the total Royalty until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 83.3333% of the total Royalty.

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

Cash flows

As of December 31, 2023, we had cash and cash equivalents and marketable securities of $876.7 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended
	December 31,
(in thousands)	2023	2022	2021
Cash (used in) provided by:
Operating activities	$(158,418)	$(356,654)	$(251,332)
Investing activities	$(176,737)	$290,181	$219,182
Financing activities	$646,400	$167,952	$20,877

Net cash used in operating activities was $158.4 million, $356.7 million, and $251.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The net cash used in operating activities primarily relates to supporting clinical development and commercial activities for the years ended December 31, 2023, 2022, and 2021.

Net cash used in investing activities was $176.7 million for the year ended December 31, 2023. Net cash provided by investing activities was $290.2 million and 219.2 million for the years ended December 31, 2022, and 2021, respectively. The cash used in investing activities for the year ended December 31, 2023 is primarily attributable to the purchases of marketable securities – available for sale, purchases of marketable securities – equity investments, purchases of fixed assets, and the acquisition of product rights, offset by the sale and redemption of marketable securities – available for sale, sale and redemption of marketable securities – equity investments, and the sale and redemption of ClearPoint Equity Investments. The cash provided by investing activities for the years ended December 31, 2022 and December 31, 2021 were primarily related to net sales and redemptions of marketable securities – available for sale and net sales and redemptions of marketable securities – equity investments, partially offset by purchases of marketable securities – available for sale, purchases of marketable securities – equity investments, purchases of fixed assets, and the acquisition of product rights.

Net cash provided by financing activities was $646.4 million, $168.0 million, and $20.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The cash provided by financing activities for the year ended December 31, 2023 is primarily attributable to the proceeds received from the A&R Royalty Purchase Agreement, exercise of options, issuance of stock under our Employee Stock Purchase Plan, or ESPP, offset by the repayment of the senior secured term loan, debt issuance costs, debt extinguishment costs related to senior secured term loan, and payments on our finance lease principal. The cash provided by financing activities for the year ended December 31, 2022 is primarily attributable to the proceeds from the issuance of the senior secured term loan under the Blackstone Credit Agreement, the stock purchase agreement entered into in connection with the execution of the Blackstone Credit Agreement, the exercise of options, and issuance of stock under our ESPP, offset by the repayment of the 2022 Convertible Notes, payments on contingent consideration obligation, and payments on our finance lease principal. The cash provided by financing activities for the year ended December 31, 2021 is primarily attributable to the exercise of options, and issuance of stock under our ESPP offset by payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the EC ratifies the CHMP’s negative opinion for Translarna following a re-examination procedure. We anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in March 2024. We also expect to submit an MAA to the EMA for sepiapterin for the treatment of PKU in March 2024 and we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance Translarna for the treatment of nmDMD in the United States or elsewhere;
●	are required to take other steps to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;

●	initiate or continue the research and development of sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	continue to utilize our leased biologics manufacturing and laboratory space located in Hopewell Township, New Jersey, or the Hopewell Facility, to manufacture program materials for third parties;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization following a re-examination procedure or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza following its loss of orphan drug exclusivity related to the treatment of DMD in patients five years and older;

●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may enable FDA review of an NDA re-submission by us and, ultimately, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease, such as COVID-19;

●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and ferroptosis and inflammation programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and ferroptosis and inflammation programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to continue to utilize the Hopewell Facility to manufacture program materials for third parties;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our ferroptosis and inflammation platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, we paid a $30.0 million development milestone to the former Censa securityholders during the year ended December 31, 2023. We elected to pay this milestone in the form of shares of our common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, we issued 657,462 shares of our common stock and paid $0.4 million to the former Censa securityholders.

We expect to make additional payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of certain regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement. We also expect to pay the former equityholders of Agilis $20.0 million in development milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency and $4.5 million in regulatory milestone payments upon the approval of the BLA from the FDA.  We anticipate submitting a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States in March 2024. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

We also have certain significant contractual obligations and commercial commitments that require funding. We lease office space for our principal office in South Plainfield, New Jersey and we occupy under leases that expire in 2024, with two consecutive five-year renewal options to renew the leases after 2024. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We have significant lease obligations that stem from our lease of office, manufacturing, and laboratory space in Hopewell, New Jersey. The rental term for such facility commenced on July 1, 2020, with an initial term of fifteen years and two consecutive 10-year renewal periods at our option. We also lease two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space at a facility located in Warren, New Jersey. The rental term for such facility commenced on June 1, 2022, with an initial term of seventeen years followed by three consecutive five-year renewal periods at our option. In addition, we lease office space, vehicles and equipment in various other locations in the U.S. and other countries for our employees and operations. We have a total of $252.6 million in obligations that stem from our operating leases.

We have a total of $27.0 million in obligations that stem from a commercial manufacturing services agreement entered into with MassBio on June 19, 2020, for a term of 12.5 years. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our Upstaza program.

Under an Exclusive License and Supply Agreement, or the Faes Agreement, with Faes Farma, S.A., or Faes, we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual minimum royalty during the first seven calendar years from the FDA approval date of the Emflaza oral suspension product. The minimum royalty based on the euro to U.S. dollar exchange rate as of December 31, 2023 is $1.7 million, which represents the last annual minimum royalty payment due. Thereafter, a fixed percentage royalty is due during the remainder of the Faes Agreement term.

Under various agreements, including the sponsored research agreement with the SMA Foundation discussed below, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products.

We have entered into a sponsored research agreement with the SMA Foundation in connection with our spinal muscular atrophy program. We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million, $35.3 million which was paid and $17.2 million which was accrued as of December 31, 2023.  We have reached our obligation to make such payments to the SMA Foundation of an aggregate of $52.5 million as of December 31, 2023. Refer to “Ongoing Acquisition- Related Obligations” in Item 1. Business.

Additionally, we have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

We have never been profitable and we will need to generate significant revenues to achieve and sustain profitability, and we may never do so. We may need to obtain substantial additional funding in connection with our continuing operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates and marketing, distribution or licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2023. At December 31, 2023, we held $876.7 million in cash and cash equivalents and short-term investments. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.

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

As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2023, we recognized realized foreign currency transaction losses, net, of $2.7 million, which is recorded within other income, net on the Statement of Operations. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2023 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2026 Convertible Notes was approximately $265.3 million as of December 31, 2023.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Auditing the amount of consideration to be paid under the Medicaid Drug Rebate Program (Medicaid) was complex and highly judgmental due to the interpretation of government rules, regulations, policy, and guidance under the government program. Management is responsible for complying with these rules and regulations. Governmental pricing calculations are complex as a result of interpretation of regulations and management’s policy impacting the average manufacturer price, which would result in an impact to the best price and the unit rebate amount. The reductions to gross product revenues are sensitive to these significant estimates and calculations.

How We Addressed the Matter in Our Audit

We identified, evaluated and tested controls over management’s review of the calculated reductions to gross product prices related to Medicaid and the significant assumptions and data inputs utilized in the calculations.

To test the revenue adjustments related to Medicaid our audit procedures included, among others, evaluating the methodology used as well as testing the significant estimates discussed above and the underlying assumptions and data used by the Company in its analysis. We evaluated pricing adjustments recorded in the current period and assessed the historical accuracy of management’s estimates against actual results. In addition, we involved an internal governmental pricing specialist to assist with our evaluation of management’s methodology and the calculations made to measure the estimated Medicaid rebates.

Valuation of acquisition-related contingent consideration liability
Description of the Matter

As discussed in Note 2 and Note 3 to the consolidated financial statements under the respective captions “Business combinations and asset acquisitions,” and “Level 3 valuation” the Company recognizes contingent consideration liabilities at their estimated fair values on the acquisition date. Subsequent changes to the fair values of the contingent consideration liabilities are recorded within the consolidated statement of operations in the period of change. At December 31, 2023, the Company recorded $36.3 million in total contingent consideration liabilities related to development, regulatory and net sales milestones.

The fair value of the contingent consideration is estimated utilizing a probability adjusted, discounted cash flow approach, as well as a valuation framework that estimates net sales volatility to simulate a range of possible payment scenarios. Certain assumptions, including development timelines, probabilities of success, and certain inputs to the weighted average cost of capital are highly subjective and the fair value estimate is sensitive to these assumptions. Auditing the valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating these assumptions and the method used for the calculation.

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

Iselin, New Jersey

February 29, 2024

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands, except shares

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$594,001	$279,834
Marketable securities	282,738	130,871
Trade and royalty receivables, net	160,822	155,614
Inventory, net	30,577	21,808
Prepaid expenses and other current assets	150,491	105,658
Total current assets	1,218,629	693,785
Fixed assets, net	87,089	72,590
Intangible assets, net	379,497	705,891
Goodwill	82,341	82,341
Operating lease ROU assets	91,896	102,430
Deposits and other assets	36,246	48,582
Total assets	$1,895,698	$1,705,619
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	391,983	320,366
Deferred revenue	801	1,351
Operating lease liabilities- current	13,002	9,370
Finance lease liabilities- current	3,000	3,000
Liability for sale of future royalties- current	194,314	72,149
Total current liabilities	603,100	406,236
Long-term debt	284,213	571,722
Contingent consideration payable	36,300	164,000
Deferred tax liability	55,905	102,834
Operating lease liabilities- noncurrent	97,627	100,860
Finance lease liabilities- noncurrent	17,184	18,675
Liability for sale of future royalties- noncurrent	1,619,783	685,737
Other long-term liabilities	141	2,641
Total liabilities	2,714,253	2,052,705
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 75,708,889 shares at December 31, 2023. Authorized 250,000,000 shares; issued and outstanding 73,104,692 shares at December 31, 2022.	75	72
Additional paid-in capital	2,466,233	2,305,020
Accumulated other comprehensive (loss) income	(1,285)	4,796
Accumulated deficit	(3,283,578)	(2,656,974)
Total stockholders’ deficit	(818,555)	(347,086)
Total liabilities and stockholders’ deficit	$1,895,698	$1,705,619

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands, except shares and per share data

	Year ended December 31,
	2023	2022	2021
Revenues:
Net product revenue	$661,249	$535,228	$428,904
Collaboration revenue	100,030	50,052	55,046
Royalty revenue	168,856	113,521	54,643
Manufacturing revenue	7,687	—	—
Total revenues	937,822	698,801	538,593
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	65,486	44,678	32,328
Amortization of acquired intangible assets	222,635	116,554	54,751
Research and development	666,563	651,496	540,684
Selling, general and administrative	332,540	325,998	285,773
Change in the fair value of contingent consideration	(127,700)	(25,900)	(500)
Intangible asset impairment	217,800	33,384	—
Total operating expenses	1,377,324	1,146,210	913,036
Loss from operations	(439,502)	(447,409)	(374,443)
Interest expense, net	(129,180)	(90,871)	(86,022)
Other income (expense), net	10,130	(49,207)	(57,875)
Loss on extinguishment of debt	(137,558)	—	—
Loss before income tax benefit (expense)	(696,110)	(587,487)	(518,340)
Income tax benefit (expense)	69,506	28,470	(5,561)
Net loss attributable to common stockholders	$(626,604)	$(559,017)	$(523,901)
Weighted-average shares outstanding:
Basic and diluted (in shares)	74,838,392	71,728,634	70,466,393
Net loss per share—basic and diluted (in dollars per share)	$(8.37)	$(7.79)	$(7.43)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2023	2022	2021
Net loss	$(626,604)	$(559,017)	$(523,901)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	820	108	(2,502)
Foreign currency translation (loss) gain, net of tax	(6,901)	28,970	39,177
Comprehensive loss	$(632,685)	$(529,939)	$(487,226)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity/ (Deficit)

In thousands, except shares

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity (deficit)
Balance, December 31, 2020	69,718,096	$70	$2,171,746	$(60,957)	$(1,628,877)	$481,982
Exercise of options	635,871	1	17,308	—	—	17,309
Restricted stock vesting and issuance, net	307,658	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	166,601	—	5,792	—	—	5,792
Share-based compensation expense	—	—	103,513	—	—	103,513
Receivable from investor	—	—	483	—	—	483
Adjustment for the adoption of ASU 2020-06	—	—	(175,236)	—	54,796	(120,440)
Other	—	—	—	—	25	25
Net loss	—	—	—	—	(523,901)	(523,901)
Comprehensive income	—	—	—	36,675	—	36,675
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438
Issuance of common stock related to stock purchase agreement	1,095,290	1	49,999	—	—	50,000
Exercise of options	496,863	—	14,632	—	—	14,632
Restricted stock vesting and issuance, net	490,008	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	194,305	—	6,450	—	—	6,450
Share-based compensation expense	—	—	110,333	—	—	110,333
Net loss	—	—	—	—	(559,017)	(559,017)
Comprehensive income	—	—	—	29,078	—	29,078
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Issuance of common stock in connection with a milestone payable	657,462	1	29,569	—	—	29,570
Exercise of options	822,482	1	24,039	—	—	24,040
Restricted stock vesting and issuance, net	915,203	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	209,050	—	5,954	—	—	5,954
Share-based compensation expense	—	—	101,636	—	—	101,636
Receivable from investor	—	—	15	—	—	15
Net loss	—	—	—	—	(626,604)	(626,604)
Comprehensive loss	—	—	—	(6,081)	—	(6,081)
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(626,604)	$(559,017)	$(523,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,590	128,836	64,134
Non-cash operating lease expense	9,827	9,884	7,386
Non-cash royalty revenue related to sale of future royalties	(93,460)	(48,738)	(23,460)
Non-cash interest expense on liability related to sale of future royalties	104,790	72,639	77,683
Intangible asset impairment	217,800	33,384	—
Change in valuation of contingent consideration	(127,700)	(25,900)	(500)
Unrealized loss on ClearPoint Equity Investments	1,515	3,560	6,078
Unrealized loss on ClearPoint convertible debt security	2,678	5,740	8,281
Realized loss for the sale of Clearpoint Equity Investment	782	—	—
Realized gain on redemption of marketable securities- equity investments	(4,383)	—	—
Unrealized (gain) loss on marketable securities- equity investments	(2,517)	7,992	(1,673)
Non-cash stock consideration, milestone payment	29,570	—	—
Disposal of asset	806	80	—
Deferred income taxes	(46,930)	(34,276)	377
Amortization of (discounts) premiums on investments, net	(2,200)	1,713	5,299
Amortization of debt issuance costs	1,873	1,901	1,848
Loss on extinguishment of debt	55,625	—	—
Share-based compensation expense	101,636	110,333	103,513
Unrealized foreign currency transaction (gains) losses, net	(14,113)	13,263	47,391
Non-cash foreign currency remeasurement loss on intercompany loan	—	16,887	—
Inventory, net	(8,183)	(6,668)	1,800
Prepaid expenses and other current assets	(44,992)	(51,621)	(15,310)
Trade and royalty receivables, net	(1,539)	(48,468)	(44,991)
Deposits and other assets	5,222	(2,913)	(232)
Accounts payable and accrued expenses	48,346	27,542	45,659
Other liabilities	(2,307)	(4,558)	(6,704)
Deferred revenue	(550)	1,351	(4,010)
Payments on contingent consideration	—	(9,600)	—
Net cash used in operating activities	(158,418)	(356,654)	(251,332)
Cash flows from investing activities
Purchases of fixed assets	(28,438)	(32,016)	(28,213)
Purchases of marketable securities- available for sale	(174,086)	(52,764)	(333,148)
Purchases of marketable securities- equity investments	(38,398)	(22,787)	(210,018)
Sale and redemption of marketable securities- available for sale	21,544	405,234	843,498
Sale and redemption of marketable securities- equity investments	132,228	112,958	4,281
Sale and redemption of ClearPoint Equity Investments	2,594	—	—
Acquisition of product rights and licenses	(92,181)	(120,444)	(57,118)
Purchase of equity investment in Clearpoint	—	—	(100)
Net cash (used in) provided by investing activities	(176,737)	290,181	219,182
Cash flows from financing activities
Proceeds from exercise of options	24,040	14,632	17,309
Repayment of senior secured term loan	(300,000)	—	—
Debt extinguishment costs related to senior secured term loan	(81,933)	—	—
Cash consideration received from A&R Royalty Purchase Agreement	1,000,000	—	—
Debt issuance costs related to senior secured term loan	(282)	(11,454)	—
Proceeds from issuance of senior secured term loan	—	300,000	—
Repayment of Convertible Notes	—	(150,000)	—
Payments on deferred and contingent consideration obligation	—	(40,400)	—
Proceeds from employee stock purchase plan	5,954	6,450	5,792
Payment of finance lease principal	(1,379)	(1,276)	(2,224)
Proceeds from stock purchase agreement	—	50,000	—
Net cash provided by financing activities	646,400	167,952	20,877
Effect of exchange rate changes on cash	3,114	(2,772)	(7,821)
Net increase (decrease) in cash and cash equivalents	314,359	98,707	(19,094)
Cash and cash equivalents, and restricted cash beginning of period	295,925	197,218	216,312
Cash and cash equivalents, and restricted cash end of period	$610,284	$295,925	$197,218

Supplemental disclosure of cash information
Cash paid for interest	$36,131	$18,463	$9,588
Cash paid for income taxes	$14,155	$4,922	$7,708
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain (loss) on marketable securities, net of tax	$820	$108	$(2,502)
Right-of-use assets obtained in exchange for operating lease obligations	$—	$35,817	$645
Acquisition of product rights and licenses	$54,618	$33,239	$22,294
Milestone payable	$2,500	$—	$—
Debt issuance costs related to senior secured term loan	$—	$159	$—
Capital expenditures unpaid at the end of the period	$—	$308	$—

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2023

(In thousands except share and per share amount)

1. The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. PTC’s ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. PTC’s mission is to provide access to best-in-class treatments for patients who have little to no treatment options. PTC’s strategy is to leverage its strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  PTC believes that this allows it to maximize value for all of its stakeholders.

The Company has two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) for the treatment of nonsense mutation Duchenne muscular dystrophy (“nmDMD”) in ambulatory patients aged 2 years and older. In July 2020, the European Commission (“EC”) approved the removal of the statement “efficacy has not been demonstrated in non-ambulatory patients” from the indication statement for Translarna. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the EC following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP’), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has 67 days to adopt the opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. The Company held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on this discussion, the FDA suggested that the Company request a pre-submission Type C meeting to discuss the specific contents of an NDA resubmission based on results from Study 041 and from the Company’s international drug registry study for nmDMD patients receiving Translarna. This meeting is scheduled for March 2024.

The Company has developed Upstaza (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. The Company is also preparing a biologics license application (“BLA”) for Upstaza for the treatment of AADC deficiency in the United States and anticipates submitting a BLA to the FDA in March 2024.

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

The Company also has a spinal muscular atrophy (“SMA”) collaboration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (referred to collectively as “Roche”) and the Spinal Muscular Atrophy Foundation (“SMA Foundation”). The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the EC in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in over 100 countries. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In August 2023, the EC approved an extension of the Evrysdi marketing authorization to include infants under two months old in the EU.

One of the Company’s most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products, for orphan diseases. In May 2023, the Company announced that the primary endpoint was achieved in its registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”). The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. PTC expects to submit a marketing authorization application (“MAA”) to the EMA for sepiapterin for the treatment of PKU in the EEA in March 2024. Additionally, the Company participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA has requested that PTC completes a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. Based on the timing to complete this study, PTC expects to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024 and PTC intends to discuss with the FDA the potential for an earlier submission if PTC is permitted to submit the 26-week mouse study report during the NDA review.

In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, the Company announced interim data from the 12-week placebo-controlled phase. The Phase 2 study is actively ongoing outside the United States, while it has been paused within the United States as the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

FDA requested additional data to allow the Phase 2 study to proceed. The Company expects results from the 12-month interim data from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2024. The Company expects to submit a safety data update to the FDA in the second quarter of 2024 to support lifting of the partial clinical hold on the program.

The Company’s ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s ferroptosis and inflammation platform are vatiquinone and utreloxastat. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, the Company met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In the first quarter of 2024, the Company also received scientific advice from the EMA on the MOVE-FA trial results, in which the EMA stated that the MOVE-FA data would likely not be sufficient for conditional authorization. The Company initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. The Company expect topline results from this trial in the fourth quarter of 2024.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of December 31, 2023, the Company had an accumulated deficit of approximately $3,283.6 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 7), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 2), net proceeds from its borrowings under its credit agreement with Blackstone (see Note 7), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, royalty revenue, certain accruals related to the Company’s research and development expenses, valuation procedures for liability for sale of future royalties, indefinite lived intangible assets annual impairment assessment, fair value of the contingent consideration, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Restricted Cash

Restricted cash included in deposits and other assets on the consolidated balance sheet relates to an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s leased biologics manufacturing facility in Hopewell Township, New Jersey. The amount of the letter of credit is $7.5 million, is to be maintained for a term of not less than five years and has the potential to be reduced to $3.8 million if after five years from the lease commencement the Company is not in default of its lease. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit that was entered into during June 2022 in connection with obligations for the Company’s new facility lease in Warren, New Jersey. The amount of the letter of credit is $8.1 million and has the potential to be reduced to $4.1 million if after five years the Company is not in default of its lease. Both amounts are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letter of credit. Restricted cash also includes a bank guarantee of $0.6 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$594,001	$279,834
Restricted cash included in deposits and other assets	16,283	16,091
Total Cash, cash equivalents and restricted cash per statement of cash flows	$610,284	$295,925

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

December 31, 2023

(In thousands except share and per share amount)

Cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value due to their short-term nature.

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2023 and 2022, no allowance was recorded for credit losses.

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

December 31, 2023

(In thousands except share and per share amount)

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2023	December 31, 2022
Raw materials	$952	$1,078
Work in progress	17,991	14,074
Finished goods	11,634	6,656
Total inventory	$30,577	$21,808

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded write downs of $12.5 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, primarily related to adjustments to inventory reserves and product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the years ended December 31, 2023 and December 31, 2022, these amounts were immaterial.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

During the years ended December 31, 2023, 2022, and 2021, net product sales in the United States were $255.1 million, $218.3 million, and $187.3 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $406.1 million, $316.9 million, and $241.6 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $355.8 million, $288.6 million, and $236.0 million of the net product sales outside of the United States for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023 and 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $255.1 million and $86.0 million, and $218.3 million and $59.7 million of net product sales, respectively. During the year ended December 31, 2021, only the United States accounted for at least 10% of the Company’s net product sales.

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

December 31, 2023

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

For the years ended December 31, 2023, 2022, and 2021, the Company has recognized $100.0 million, $50.1 million, and $55.0 million of collaboration revenue, respectively, related to the SMA License Agreement with Roche.

For the years ended December 31, 2023, 2022 and 2021, the Company has recognized $168.9 million, $113.5 million, and $54.6 million of royalty revenue, respectively, related to Evrysdi.

Manufacturing Revenue

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

For the year ended December 31, 2023, the Company recognized $7.7 million of manufacturing revenue related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized for the years ended December 31, 2022 and 2021. As of December 31, 2023, the Company has contract assets of $0.2 million and remaining performance obligations of $0.8 million related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2022, the Company had remaining performance obligations of $1.4 million and no contracts assets related to plasmid DNA and AAV production for external customers.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the years ended December 31, 2023 and 2022, no allowance was recorded for credit losses. The allowance for doubtful accounts was $1.2 million as of December 31, 2023 and $0.3 million as of December 31, 2022. For the years ended December 31, 2023, 2022 and 2021, bad debt expense was $0.9 million, $0.2 million, and $0.1 million, respectively.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a royalty purchase agreement (the “Original Royalty Purchase

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Agreement”).  Pursuant to the Original Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Original Assigned Royalty Rights”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Original Assigned Royalty Rights, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $150.0 million in the aggregate as of December 31, 2023. The Original Royalty Purchase Agreement was set to terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Original Assigned Royalty Rights.

Pursuant to the guidance in ASC 470-10-25-2, the Company determined that the $650.0 million cash consideration obtained pursuant to the Original Royalty Purchase Agreement should be classified as debt and recorded it as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on the Company’s consolidated balance sheet based on the timing of the expected payments to be made to RPI at the time of the transaction. The liability was subsequently amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.

On October 18, 2023, the Company, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”), and, for the limited purposes set forth in the agreement, Royalty Pharma plc, entered into an Amended and Restated Royalty Purchase Agreement (the “A&R Royalty Purchase Agreement”), which amends and restates in its entirety the Original Royalty Purchase Agreement.  Pursuant to the A&R Royalty Purchase Agreement, the Company has sold or agreed to sell to Royalty Pharma certain portions of the Company’s remaining Royalty on worldwide net sales of Evrysdi and any other product (the “Products”) developed pursuant to the SMA License Agreement (all such retained Royalty rights of the Company, the “Retained Royalty Rights,” and all such Royalty rights that are sold to Royalty Pharma pursuant to the A&R Royalty Purchase Agreement, the “A&R Assigned Royalty Rights”). At closing, Royalty Pharma paid the Company $1.0 billion in cash consideration for 38.0447% of the Company’s Retained Royalty Rights (which is in addition to the 42.9330% assigned to Royalty Pharma in connection with the Original Royalty Purchase Agreement, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty. In addition, the Company may sell to Royalty Pharma the remainder of the Company’s Retained Royalty Rights in exchange for an aggregate of $500.0 million in additional cash consideration after the closing of the A&R Royalty Purchase Agreement, less royalties received in respect of the Retained Royalty Rights put to Royalty Pharma, which will be payable by Royalty Pharma pursuant to five put options held by the Company that are exercisable at the Company’s option between January 1, 2024 and December 31, 2025. If the Company exercises two or fewer of the put options, Royalty Pharma may exercise a call option during the period from and after January 1, 2026 until and including March 31, 2026 for up to 50% of the remainder of the Company’s Retained Royalty Rights less amounts exercised by the Company via its put options at a purchase price that is proportional to the purchase price of the Company’s unexercised put options. Royalty Pharma’s exercise of the call option would result in Royalty Pharma owning 90.4888% of the total Royalty until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 83.3333% of the total Royalty. The A&R Royalty Purchase Agreement will terminate 60 days following the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement.

The change in rights and obligations from the A&R Royalty Purchase Agreement resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt —

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Modifications and Extinguishments. The Company determined that the present value of the cash flows under the A&R Royalty Purchase Agreement were substantially different from the present value of the cash flows under the Original Royalty Purchase Agreement. This resulted in the derecognition of the old liability for sale of future royalties and the new liability for sale of future royalties being recorded at fair value, which was determined to be $1,809.9 million as of the date of the A&R Royalty Purchase Agreement. This resulted in an extinguishment loss of $44.9 million, which was recorded within loss on extinguishment of debt, within the Company’s statement of operations.

The fair value for the new liability for sale of future royalties on the date of the A&R Royalty Purchase Agreement was based on the Company’s estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470 and ASC 835. The initial annual effective interest rate was determined to be 10.8%. The Company utilizes the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and updates the effective interest rate on a quarterly basis. Issuance costs related to the transaction were determined to be immaterial. Refer to Note 7 for further details.

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

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Leasehold improvements are capitalized and depreciated over the lesser of useful life or lease term. See Note 5 Leases for additional information.

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

Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then expensed when the research and development activities are performed. As of December 31, 2023 and 2022, the short term deferred research and development advance payments were $2.6 million and $2.4 million, respectively, and are classified as prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2023 and 2022, the long term deferred research and development advance payments were $4.7 million and $3.9 million, respectively, and are classified as deposits and other assets on the consolidated balance sheet.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

Stock-based compensation expense for performance stock units (“PSUs”) is determined using the grant date fair value, which is the quoted closing market price per share of the Company’s common stock on the Nasdaq Global Select Market on the grant date. Stock-based compensation expense for the PSUs will not be recognized until the achievement of the performance goal is deemed probable (the “Probable Date”), a determination that requires significant judgment by management, as the achievement of these goals have inherent risk and uncertainties. At the Probable Date, the Company records a cumulative catch-up expense for the portion of the grant date fair value attributable to the period from the grant date to the Probable Date. The remaining expense is recognized over the remaining service period on a straight-line basis.

Income taxes

On December 15, 2022, the European Union (EU) member states formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. As a result, the tax laws in the U.S. and other countries in which PTC and its affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect the Company’s business. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the EU.

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2023.

Starting in 2022, TCJA amendments to IRC Section 174 no longer permits an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1 and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change resulted in an increased current taxable income of the Company by $300.3 million for the year ended December 31, 2023.

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

In May 2023, as part of a strategic portfolio prioritization, the Company announced the discontinuation of its preclinical and early research programs for its gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome. In conjunction with the announcement, the Company recorded an impairment to its indefinite-lived intangible for IP research and development relating to the Friedreich ataxia and Angelman syndrome gene therapy assets. As a result of the impairment, the Company recorded a deferred tax benefit of $46.9 million during the 2023 tax year.

Foreign currency

The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company had an intercompany loan which was recorded on a non-U.S. subsidiary and was formally denominated in U.S. dollars and was remeasured into local currency using the exchange rate as of the balance sheet date. During the year ended December 31, 2022, the loan agreement was amended to change the denomination from U.S. dollars to local currency, and the Company recorded a non-cash realized foreign exchange loss of $16.9 million, which was recorded within other income (expense), net on the consolidated statement of operations. The intercompany loan was settled during the year ended December 31, 2023. The Company’s asset and liability accounts, including the intercompany loan, are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company believes that no impairment of long-lived assets exists as of December 31, 2023.

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of IPR&D.  IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement asset acquired in a business combination. The Company utilizes the “income method” and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome. As a result, the Company determined that the Friedreich ataxia and Angelman syndrome indefinite lived intangible assets were fully impaired and recorded impairment expense of $217.8 million during the second quarter of 2023, which is recorded as intangible asset impairment in the statement of operations. Refer to Note 17 for further information regarding the Company’s intangible assets.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The Company performed an annual test for its remaining indefinite-lived intangible asset as of October 1, 2023 and concluded that no impairment exists as of December 31, 2023.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2023, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed an annual test for goodwill as of October 1, 2023. The Company’s single reporting unit had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Recent accounting pronouncements

 In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

3. Fair value of financial instruments and investments

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

December 31, 2023

(In thousands except share and per share amount)

Company’s marketable securities are classified as Level 2 as they primarily utilize broker quotes in a nonactive market to value these securities.

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets as of December 31, 2023 and deposits and other assets as of December 31, 2022 on the consolidated balance sheet. The Company classifies its equity investments in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security is considered to be long term and is included as a component of deposits and other assets on the consolidated balance sheet. Other than the ClearPoint Equity Investment and the ClearPoint convertible debt security, no other items included in deposits and other assets and prepaids and other current assets on the consolidated balance sheets are fair valued.

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

The table presented below is a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the years ended December 31, 2023 and 2022:

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	December 31,
	2022	Gain/(Loss)	Gain/(Loss)	Gain	Purchased	Sale	2023
Marketable securities - equity investments	$108,261	2,517	4,383	1,384	38,432	(132,343)	$22,634
ClearPoint Equity Investments	10,965	(1,515)	(782)	—	—	(2,594)	6,074
ClearPoint Convertible Debt Security	15,231	(2,678)	—	—	—	—	12,553
Total Fair Value	$134,457	$(1,676)	$3,601	$1,384	$38,432	$(134,937)	$41,261

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments		December 31,
	2021	Gain/(Loss)	Gain/(Loss)	Purchased	Redemptions	2022
Marketable securities - equity investments	$206,973	(7,992)	(549)	22,787	(112,958)	$108,261
ClearPoint Equity Investments	14,525	(3,560)	—	—	—	10,965
ClearPoint Convertible Debt Security	20,971	(5,740)	—	—	—	15,231
Total Fair Value	$242,469	$(17,292)	$(549)	$22,787	$(112,958)	$134,457

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

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$260,104	$—	$260,104	$—
Marketable securities - equity investments	$22,634	$22,634	$—	$—
ClearPoint Equity Investments	$6,074	$6,074	$—	$—
ClearPoint convertible debt security	$12,553	$—	$12,553	$—
Contingent consideration payable- development and regulatory milestones	$26,600	$—	$—	$26,600
Contingent consideration payable- net sales milestones	$9,700	$—	$—	$9,700

	December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$22,610	$—	$22,610	$—
Marketable securities - equity investments	$108,261	$108,261	$—	$—
ClearPoint Equity Investments	$10,965	$10,965	$—	$—
ClearPoint convertible debt security	$15,231	$—	$15,231	$—
Contingent consideration payable- development and regulatory milestones	$82,500	$—	$—	$82,500
Contingent consideration payable- net sales milestones and royalties	$81,500	$—	$—	$81,500

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2023 and 2022.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The following is a summary of marketable securities accounted for as available for sale debt securities at December 31, 2023 and 2022:

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$117,044	$128	$(12)	$117,160
Corporate debt securities	1,650	—	(2)	1,648
Government Obligations	141,084	212	—	141,296
Total	$259,778	$340	$(14)	$260,104

	December 31, 2022
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$12,419	$5	$—	$12,424
Corporate debt securities	10,685	—	(499)	10,186
Total	$23,104	$5	$(499)	$22,610

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the years ended December 31, 2023 and 2022, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the years ended December 31, 2023 and 2022, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit.

For the year ended December 31, 2023, the Company had $0.3 million of realized losses from the sale of available for sale debt securities. For the year ended December 31, 2022, the Company had $4.0 million of realized gains from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2023 are as follows:

	December 31, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(12)	44,446	—	—	(12)	44,446
Corporate debt securities	$—	—	(2)	1,648	(2)	$1,648
Total	$(12)	$44,446	$(2)	$1,648	$(14)	$46,094

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2022 are as follows:

	December 31, 2022
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$—	—	(499)	10,186	(499)	$10,186
Total	$—	$—	$(499)	$10,186	$(499)	$10,186

Available for sale debt securities on the balance sheet at December 31, 2023 and 2022 mature as follows:

	December 31, 2023
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$117,160	$—
Corporate debt securities	1,648	—
Government obligations	141,296	—
Total	$260,104	$—

	December 31, 2022
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$12,424	$—
Corporate debt securities	—	10,186
Total	$12,424	$10,186

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at December 31, 2023 and December 31, 2022 was $265.3 million and $281.7 million, respectively.

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

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome. As a result, the Company fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. The change in fair value for the contingent consideration payable related to Friedreich ataxia and Angelman syndrome for the year ended December 31, 2023 was $128.4 million and is included in the change in fair value of the contingent consideration in the statement of operations. The remaining contingent consideration as of December 31, 2023 is $36.3 million, which is solely related to the development and regulatory milestones, and net sales milestones, for Upstaza.

As of December 31, 2023, the weighted average discount rate for the Upstaza development and regulatory milestones was 5.9% and the weighted average probability of success was 90%. As of December 31, 2023, the weighted average discount rate for the Upstaza net sales milestones was 11.0% and the weighted average probability of success for the net sales milestones was 93%.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the contingent consideration payables for the years ended December 31, 2023, and 2022:

	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones - Agilis	- Agilis
Beginning balance as of December 31, 2021	$139,300	$100,600
Additions	—	—
Change in fair value	(6,800)	(19,100)
Payments	(50,000)	—
Ending balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	(55,900)	(71,800)
Payments	—	—
Ending balance as of December 31, 2023	$26,600	$9,700

In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA, which triggered a $50.0 million milestone payment to the former equityholders of Agilis in accordance with the terms of the Agilis Merger Agreement.  In accordance with ASC 230, the portion of the $50.0 million milestone payment up to the acquisition date fair value of the contingent consideration liability is classified as a financing outflow and the amount paid in excess of the acquisition date fair value of that liability is classified as an operating outflow on the consolidated statements of cash flows for the year ended December 31, 2022.

The following significant unobservable inputs were used in the valuation of the contingent consideration payables for the years ended December 31, 2023 and 2022:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,600	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.8% - 6.1% 2024 - 2026
Contingent considerable payable- net sales milestones and royalties	$9,700	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 85% - 100% 0% 11% 2026 - 2034

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

4. Fixed assets

Fixed assets, net were as follows at December 31, 2023 and 2022:

	December 31,
	2023	2022
Leasehold improvements	$30,166	$28,969
Computer equipment and software	17,503	15,332
Machinery and lab equipment	62,837	47,496
Furniture and fixtures	3,849	3,812
Assets in process	24,008	14,349
	138,363	109,958
Less accumulated depreciation	(51,274)	(37,368)
Total	$87,089	$72,590

Depreciation expense was approximately $13.9 million, $12.3 million, and $9.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

5. Leases

The Company leases office space in South Plainfield, New Jersey for its principal office under two noncancelable operating leases through August 2024, in addition to office and laboratory space in Bridgewater, New Jersey and other locations throughout the United States, as well as office space in various countries for international employees primarily through workspace providers.

The Company also leases approximately 220,500 square feet of office, manufacturing and laboratory space at a facility located in Hopewell Township, New Jersey (the “Campus”) pursuant to a Lease Agreement (the “Hopewell Lease”) with Hopewell Campus Owner LLC (the “Landlord”). The rental term of the Hopewell Lease commenced on July 1, 2020 and has an initial term of fifteen years (the “Hopewell Initial Term”), with two consecutive ten year renewal periods, each at the Company’s option. The aggregate rent for the Hopewell Initial Term will be approximately $111.5 million. The rental rate for the renewal periods will be 95% of the Prevailing Market Rate (as defined in the Hopewell Lease) and determined

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

at the time of the exercise of the renewal. The Company is also responsible for maintaining certain insurance and the payment of proportional taxes, utilities and common area operating expenses. The Hopewell Lease contains customary events of default, representations, warranties and covenants.

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

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of December 31, 2023, the balance of the finance lease liabilities-current and finance lease liabilities-non-current are $3.0 million and $17.2 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2022, the balance of the finance lease liabilities-current and finance lease liabilities non-current were $3.0 million and $18.7 million, respectively. Additionally, during the years ended December 31, 2023 and December 31, 2022, the Company recorded finance lease costs of $1.5 million and $1.6 million, respectively, related to interest on the lease liability.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.2 years to 15.4 years and certain leases include renewal options to extend the lease for up to 15 years. Rent expense was $29.0 million, $25.2 million, and $21.4 million for the years ended December 31, 2023, 2022 and 2021.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The components of lease expense were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating Lease Cost
Fixed lease cost	$21,952	$19,804	$16,411
Variable lease cost	5,846	4,557	4,361
Short-term lease cost	1,186	808	656
Total operating lease cost	$28,984	$25,169	$21,428

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease terms - operating leases (years)	11.55	11.61
Weighted-average discount rate - operating leases	8.69%	8.61%
Weighted-average remaining lease terms - finance lease (years)	9.01	10.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,338	$14,736	$13,683
Financing cash flows from finance lease	1,379	1,276	2,224
Operating cash flows from finance lease	1,621	1,724	776

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$35,817	$645

Future minimum lease payments under non-cancelable leases as of December 31, 2023 were as follows:

	Operating Leases	Finance Lease
2024	$18,352	$3,000
2025	20,450	3,000
2026	19,992	3,000
2027	17,945	3,000
2028 and thereafter	175,847	15,000
Total lease payments	252,586	27,000
Less: Imputed Interest expense	141,957	6,816
Total	$110,629	$20,184

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
Employee compensation, benefits, and related accruals	$62,643	$62,669
Income tax payable	—	4,712
Consulting and contracted research	27,500	38,882
Professional fees	2,246	3,093
Sales allowance	77,176	63,787
Sales rebates	131,334	67,355
Royalties	74,111	40,546
Accounts payable	6,045	27,268
Other	10,928	12,054
Total	$391,983	$320,366

During the year ended December 31, 2023, the Company incurred $32.8 million of restructuring costs from a reduction in workforce in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform. The costs are included in research and development and selling, general and administrative expenses on the Company’s consolidated statement of operations. As of December 31, 2023, the remaining $9.0 million of accrued restructuring costs are included above within employee compensation, benefits, and related accruals.

7. Debt

Liability for sale of future royalties

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the year ended December 31, 2023:

Year Ended December 31,
Liability for sale of future royalties- (current and noncurrent)	2023
Beginning balance as of December 31, 2022	$757,886
Less: Non-cash royalty revenue payable to RPI	(93,460)
Plus: Non-cash interest expense recognized	104,790
Plus: Cash Consideration	1,000,000
Plus: Loss on Debt Extinguishment	44,881
Ending balance	$1,814,097
Effective interest rate as of December 31, 2023	10.8%

Non-cash interest expense is recorded in the statement of operations within “Interest expense, net”.

Senior Secured Term Loan

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

On October 27, 2022 (the “Closing Date”), the Company entered into a credit agreement (the “Blackstone Credit Agreement”) for fundings of up to $950.0 million consisting of a committed loan facility of $450.0 million and further contemplating the potential for up to $500.0 million of additional financing, to the extent that the Company requested such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms, among the Company, certain subsidiaries of the Company (together with the Company, the “Loan Parties”) and funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit (collectively, “Blackstone”, and such lenders, together with their permitted assignees, the “Lenders” and each a “Lender”) and Wilmington Trust, National Association, as the administrative agent for the Lenders.

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

The Loans were to mature on the date that is seven years from the Closing Date. Borrowings under the Blackstone Credit Agreement bore interest at a variable rate equal to, at the Company’s option, either an adjusted Term SOFR rate plus seven and a quarter percent (7.25%) or the Base Rate plus six and a quarter percent (6.25%), subject to a floor of one percent (1%) and two percent (2%) with respect to Term SOFR rate and Base Rate (each as defined in the Blackstone Credit Agreement), respectively. Payment of the Loans were subject to certain premiums specified in the Blackstone Credit Agreement, in each case, from the date of the applicable Loan funded.

All obligations under the Blackstone Credit Agreement were secured, subject to certain exceptions and specified inclusions, by security interests in certain assets of the Loan Parties, including (1) intellectual property and other assets related to Translarna, Emflaza, Upstaza, sepiapterin and, until certain release conditions were met, vatiquinone, in each case, together with any other forms, formulations, or methods of delivery of any such products, and regardless of trade or brand name, (2) future acquired intellectual property (but not internally developed intellectual property unrelated to other intellectual property collateral) and other related assets, and (3) the equity interests held by the Loan Parties in certain of their subsidiaries. The Blackstone Credit Agreement contained certain negative covenants with which the Company was to remain in compliance. The Blackstone Credit Agreement also required that the Company maintained consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter, which was to be increased to $200.0 million upon the Company consummating acquisitions meeting certain consolidated thresholds described therein. In addition, the Company was required under conditions specified in the Blackstone Credit Agreement to fund a reserve account up to certain amounts specified therein. The funds in the reserve account were available to prepay the Loans at any time at the Company’s option, and were, if funded, subject to release upon certain further conditions. Upon any such release, such funds were freely available for use by the Company subject to the generally applicable terms and conditions of the Blackstone Credit Agreement. The Blackstone Credit Agreement contained certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

On October 19, 2023, the Company terminated the Blackstone Credit Agreement. In connection with the termination of the Credit Agreement, the Company repaid outstanding principal of $300.0 million, accrued interest of $2.1 million, an additional $82.0 million in prepayment premiums, exit fees, and creditor expenses, and $0.2 million in legal fees. The Company recorded a loss on the extinguishment of debt of $92.7 million which is included on the statement of operations for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. All liens and security interests securing the loans made pursuant to the Blackstone Credit Agreement were released upon termination.

The Blackstone Credit Agreement consisted of the following:

	Year ended December 31,
	2023	2022
Principal	$300,000	$300,000
Less: Debt issuance costs	—	(11,322)
Repayment of senior secured term loan	(300,000)	—
Net carrying amount	$—	$288,678

The following table sets forth total interest expense recognized related to the Blackstone Credit Agreement:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Contractual interest expense	$30,198	$6,069
Amortization of debt issuance costs	702	290
Total	$30,900	$6,359
Effective interest rate	13.1%	12.2%

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

December 31, 2023

(In thousands except share and per share amount)

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

The 2026 Convertible Notes consist of the following:

	Year ended December 31,
	2023	2022
Principal	$287,500	$287,500
Less: Debt issuance costs	(3,287)	(4,456)
Net carrying amount	$284,213	$283,044

As of December 31, 2023, the remaining contractual life of the 2026 Convertible Notes is approximately 2.7 years.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Year ended
	December 31,
	2023	2022
Contractual interest expense	$4,305	$4,313
Amortization of debt issuance costs	1,171	1,150
Total	$5,476	$5,463
Effective interest rate	1.9%	1.9%

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

2022 Convertible Notes

In August 2015, the Company issued, at par value, $150.0 million aggregate principal amount of 3.00% convertible senior notes due 2022 (the “2022 Convertible Notes”). On August 15, 2022, the Company repaid the outstanding principal amount and accrued interest, totaling $152.3 million, of the 2022 Convertible Notes that was due upon maturity in accordance with the terms of the notes.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes:

	Year ended
	December 31,
	2023	2022
Contractual interest expense	$—	$2,800
Amortization of debt issuance costs	—	460
Total	$—	$3,260
Effective interest rate	—%	3.5%

8. Capital structure

Common stock

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold pursuant to the Sales Agreement during the years ended December 31, 2023, 2022, and 2021. The remaining shares of the Company’s common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2023.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

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

Under the Stock Purchase Agreement, the Company agreed to register the resale of the Shares on a registration statement to be filed with the Securities and Exchange Commission within 60 days of the Closing Date. The Company agreed to keep such registration statement effective for a period of six months following the Closing Date. In addition, subject to certain conditions, the Purchasers were entitled to participate in registered underwritten public offerings by the Company during such period.

Pursuant to the terms of the Stock Purchase Agreement, the Purchasers and certain of their controlled affiliates agreed not to, without the prior written approval of the Company and subject to specified conditions, directly or indirectly acquire shares of the Company’s outstanding common stock in excess of specified thresholds, seek or propose any acquisition of all or substantially all of the assets of the Company, seek or propose a merger or other business combination involving the Company, solicit proxies or consents with respect to any securities of the Company, seek to influence the management, board of directors or policies of the Company, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company, or to encourage others to do any of the above (the “Standstill Restrictions”). The Standstill Restrictions terminated upon the termination of the Blackstone Credit Agreement.

The Purchasers also agreed not to sell or transfer the Shares without the prior written approval of the Company for a period of 90 days following the Closing Date, subject to certain exceptions.

In February 2023, the Company completed enrollment of its Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, the Company paid a $30.0 million development milestone to the former Censa securityholders during the year ended December 31, 2023. The Company elected to pay this milestone in the form of shares of its common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, the Company issued 657,462 shares of its common stock and paid $0.4 million to the former Censa securityholders.

As of December 31, 2023, the Company’s number of authorized shares of common stock was 250,000,000.

9. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.  Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Year ended December 31,
	2023		2022		2021
Numerator
Net loss	$(626,604)		$(559,017)		$(523,901)
Denominator
Denominator for basic and diluted net loss per share	74,838,392		71,728,634		70,466,393
Net loss per share:
Basic and diluted	$(8.37)	*	$(7.79)	*	$(7.43)	*
*	For the years ended December 31, 2023, 2022, and 2021, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2023	2022	2021
Stock Options	9,600,399	11,502,417	10,772,582
Unvested restricted stock awards and units	2,866,270	2,516,336	1,519,831
Total	12,466,669	14,018,753	12,292,413

10. Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of December 31, 2023, awards for 8,680,209 shares of common stock were available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, initially up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

inducement grant exception as a material component of the Company’s new hires’ employment compensation. In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Inventive Plan. As of December 31, 2023, awards for 1,834,322 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2023, the Company issued options to purchase an aggregate of 139,040 shares of common stock to certain new hire employees at a weighted-average exercise price of $41.25 per share under the 2020 Inducement Stock Incentive Plan. Additionally, during the year ended December 31, 2023, the Company issued 105,370 restricted stock units under the 2020 Inducement Stock Incentive Plan. An aggregate of 270,583 of options and 79,195 of restricted stock units previously granted as inducement awards were forfeited during the year ended December 31, 2023 in connection with employee separations from the Company.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2020	9,663,677	$38.72
Granted	2,487,234	$61.36
Exercised	(635,871)	$28.01
Forfeited	(742,458)	$52.04
Outstanding at December 31, 2021	10,772,582	$43.66
Granted	1,685,435	$38.55
Exercised	(496,863)	$29.45
Forfeited	(458,737)	$48.75
Outstanding at December 31, 2022	11,502,417	$43.33
Granted	1,117,284	$40.19
Exercised	(822,482)	$29.25
Forfeited/Cancelled	(2,196,820)	$45.85
Outstanding at December 31, 2023	9,600,399	$43.59	5.39	years	$8,814
Vested or Expected to vest at December 31, 2023	1,796,687	$45.85	8.16	years	$366
Exercisable at December 31, 2023	7,650,948	$43.08	4.68	years	$8,387

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The fair values of grants made in the years ended December 31, 2023, 2022 and 2021 were contemporaneously estimated on the date of grant using the following assumptions:

	2023	2022	2021
Risk-free interest rate	3.54% - 4.69%	1.55% - 4.57%	0.51% - 1.24%
Expected volatility	53% - 56%	54% - 74%	74% - 89%
Expected term	5.5 years	5.5 years	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $21.27, $23.54, and $43.05 per share, respectively.

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

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2022	2,516,336	$45.67
Granted	2,104,128	38.75
Vested	(920,488)	43.74
Forfeited	(833,706)	42.31
Unvested at December 31, 2023	2,866,270	$41.82

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if challenging performance goals relating to development and regulatory milestones are achieved over an approximately two year performance period. As of December 31, 2023, the achievements of the performance goals have not yet been deemed probable and therefore no expense has been recognized to date.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the “Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2023, the Company recorded $2.4 million in compensation expense related to the ESPP.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2023	2022	2021
Research and development	$52,941	$55,869	$53,632
Selling, general and administrative	48,695	54,464	49,881
Total	$101,636	$110,333	$103,513

As of December 31, 2023, there was approximately $119.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.1 years.

11. Other comprehensive (loss) income and accumulated other comprehensive items

Other comprehensive (loss) income includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

The following table summarizes other comprehensive (loss) income and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2023, 2022, and 2021, respectively.

	Unrealized		Total
	Gains (Losses)		Accumulated
	On	Foreign	Other
	Marketable	Currency	Comprehensive
	Securities, net of tax	Translation	Items
Balance at December 31, 2020	$1,900	$(62,857)	$(60,957)
Other comprehensive (loss) income before reclassifications	(3,279)	39,177	35,898
Amounts reclassified from other comprehensive items	777	—	777
Other comprehensive (loss) income	(2,502)	39,177	36,675
Balance at December 31, 2021	$(602)	$(23,680)	$(24,282)
Other comprehensive income before reclassifications	4,072	28,970	33,042
Amounts reclassified from other comprehensive items	(3,964)	—	(3,964)
Other comprehensive income	108	28,970	29,078
Balance at December 31, 2022	$(494)	$5,290	$4,796
Other comprehensive income (loss) before reclassifications	1,135	(6,901)	(5,766)
Amounts reclassified from other comprehensive items	(315)	—	(315)
Other comprehensive income (loss)	820	(6,901)	(6,081)
Balance at December 31, 2023	$326	$(1,611)	$(1,285)

Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

12. Revenue recognition

Net product sales

During the years ended December 31, 2023, 2022, and 2021, net product sales in the United States were $255.1 million, $218.3 million, and $187.3 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $406.1 million, $316.9 million, and $241.6 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $355.8 million, $288.6 million, and $236.0 million of the net product sales outside the United States for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023 and 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $255.1 million and $86.0 million, and $218.3 million and $59.7 million of the net product sales, respectively. During the year ended December 31, 2021, only the United States accounted for at least 10% of the Company’s net product sales. For the years ended December 31, 2023, 2022, and 2021, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of December 31, 2023 and 2022, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

For the years ended December 31, 2023, 2022, and 2021, the Company recognized revenue related to the licensing and collaboration agreement with Roche of $100.0 million, $50.1 million, and $55.0 million, respectively. The below summarizes the milestone achievements associated with the Company’s SMA program during the years ended December 31, 2023, 2022, and 2021.

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

In September 2022, the Company recognized a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of December 31, 2022. For the year ended December 31, 2023, the Company recognized a sales milestone

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

of $100.0 million for the achievement of $1.5 billion in worldwide annual net sales from Evrysdi, which is recorded on the balance sheet within prepaid expenses and other current assets as of December 31, 2023. The remaining potential sales milestones as of December 31, 2023 is $150.0 million upon achievement of certain sales events. As of December 31, 2023, the Company does not have any remaining research and development milestones that can be received.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the years ended December 31, 2023, 2022, and 2021 the Company has recognized $168.9 million, $113.5 million, and $54.6 million of royalty revenue related to Evrysdi, respectively.

Manufacturing Revenue

For the year ended December 31, 2023, the Company recognized $7.7 million of manufacturing revenue related to the production of DNA and AAV vectors for gene therapy applications for external customers. No manufacturing revenue was recognized for the years ended December 31, 2022 and 2021. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the years ended 2023, 2022, and 2021.

As of December 31, 2023 and 2022, the Company has a contract liabilities balance of $0.8 million and $1.4 million, respectively, relating to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers, which is recorded within deferred revenue on the consolidated balance sheet. For the year ended December 31, 2023, the Company recognized $1.4 million related to the amounts included in the contract liability balance at the beginning of the period.

As of December 31, 2023, the Company has contract assets of $0.2 million related to plasmid DNA and AAV production for external customers, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet. The Company did not have any contract assets for the period ending December 31, 2022.

Remaining performance obligations

As of December 31, 2023, and 2022, the Company has remaining performance obligations of $0.8 million and $1.4 million, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company expects to recognize revenue over the next one year, as the specific timing for satisfying the performance obligations is contingent upon a number of factors, including customers’ needs and schedules.

13. Income taxes

The loss from operations before tax benefit (expense) consisted of the following for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Domestic	$(784,744)	$(591,126)	$(487,726)
Foreign	88,634	3,639	(30,614)
Total	$(696,110)	$(587,487)	$(518,340)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The Income Tax Provision consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Current:
U.S. Federal	$—	$—	$—
U.S. State and Local	27,226	(4,224)	(3,844)
Foreign	(4,003)	(1,582)	(1,340)
Deferred:
U.S. Federal	36,408	23,689	—
U.S. State and Local	10,521	10,587	(377)
Foreign	(646)	—	—
Total tax benefit (expense)	$69,506	$28,470	$(5,561)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022	2021
Federal income tax provision at statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	0.32	3.07	(0.74)
Permanent differences	(1.43)	(1.83)	(4.06)
Research and development	4.59	5.89	4.50
Change in valuation allowances	(16.86)	(23.36)	(29.03)
Change in deferred tax assets	—	(0.10)	12.05
Foreign tax rate differential	0.05	(0.17)	0.01
Tax rate change	(1.26)	0.34	0.01
Release (Accrual) of uncertain tax positions	3.71	—	(4.78)
Other	(0.12)	—	(0.03)
Effective income tax rate	10.00%	4.84%	(1.07)%

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

	December 31,
	2023	2022
Assets:
Noncurrent deferred income taxes	$—	$—
Liabilities:
Noncurrent deferred income taxes	(55,905)	(102,834)
Deferred income taxes - net	$(55,905)	$(102,834)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Accrued expense	$25,400	$2,124
Amortization	137,808	52,532
Federal tax credits	205,485	174,802
State tax credits	9,817	9,787
Federal net operating losses	60,270	69,957
State net operating losses	18,680	10,316
Foreign net operating losses	4,052	4,837
Capitalized research and development costs	149,683	110,219
Share based compensation and other	30,757	27,054
Liability for sale of future royalties	190,659	185,589
Noncash interest expense	9,410	30,160
Other comprehensive loss	(728)	(719)
Total gross deferred tax assets	841,293	676,658
Less valuation allowance	(833,810)	(672,172)
Total deferred tax assets, net of valuation allowance	$7,483	$4,486
Deferred tax liabilities:
Depreciation	$(7,483)	$(4,486)
Indefinite lived intangible	(55,905)	(102,834)
Total gross deferred tax liabilities	(63,388)	(107,320)
Net deferred tax assets (liabilities)	$(55,905)	$(102,834)

For the year ended December 31, 2023, the Company generated taxable income in the U.S. of $102.5 million.  The Company has not recorded any federal income tax provision after considering the federal NOL, section 250 deduction, available general business credits, and foreign tax credits. The Company recorded a state income tax benefit of $27.2 million which is primarily attributable to the receipt of an outstanding state tax refund received during the year ended December 31, 2023, and the subsequent release of the associated ASC 740 income tax reserve.

At December 31, 2023 and 2022, the Company recorded a valuation allowance against its net deferred tax assets of $833.8 million and $672.2 million, respectively. The change in the valuation allowance during the years ended December 31, 2023 and 2022 was $161.6 million and $146.6 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2023, the Company had $287.0 million, $208.8 million, and $12.1 million of federal, state, and foreign net operating loss carryforwards, respectively.

The Company recorded a deferred tax liability in conjunction with the Agilis Merger of $122.0 million in 2018, related to the tax basis difference in the IPRD indefinite-lived intangibles acquired. The Company’s policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful. In July 2022, the Company received EMEA approval for a portion of the IPR&D assets, and thus, began the amortization of the intangible. In May 2023, as part of a strategic portfolio prioritization, the Company announced the discontinuation of its preclinical and early research programs in gene therapy, which included programs for Friedreich ataxia and

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Angelman syndrome. In conjunction with the announcement, the Company recorded an impairment to its indefinite-lived intangible for IP research and development relating to the Friedreich ataxia and Angelman syndrome gene therapy assets. As a result of the impairment, the Company recorded a deferred tax benefit during the 2023 tax year.

As of December 31, 2023, research and development credit carryforward for federal purposes is $35.9 million. In addition, the Orphan Drug Credit Carryover available as of December 31, 2023 is $169.6 million. The Company had research and development carryforwards expiring of $0.6 million in 2023, with additional expiration in 2024 and onwards if not otherwise utilized as projected.

The income tax benefit (expense) for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of the IPR&D assets becoming partially amortizable in 2022, foreign taxes, the impact of temporary difference, including the updated section 174,  the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance.

Under the 2017 Tax Cuts and Jobs Act, the ability to currently deduct qualifying research and experimental costs under section 174, as well as software development costs, are eliminated for tax years beginning after December 31, 2021. Under the new rule, these costs must be capitalized and amortized over a five-year or fifteen-year period, depending on whether the research is conducted in the U.S. or abroad, respectively. The rule resulted in an increased current taxable income of the Company by $300.3 million for the tax year ended December 31, 2023.

The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2023, the Company recorded unrecognized tax benefits in the amount of $1.4 million including interest and penalties through 2023. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company is currently under a wage tax audit in Germany for tax years 2018 through 2021. Although the outcome of tax audits is always uncertain, the company does not expect any adjustment to result for these years as of December 31, 2023.

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

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. As of December 31, 2023, for purposes of ASC 740-10-25-3, the Company had $345.9 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Unrecognized Tax Benefits

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2022	27,217
Reductions based on settlements or expiration of statute of limitations	(24,671)
Interest received	(1,186)
Balance at December 31, 2023	$1,360

Uncertain tax positions, for which management’s assessment is that there is a more than 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subject to certain recognition and measurement criteria. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. The Company develops its cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment, and assistance from professional advisors. The Company re-evaluates these uncertain tax positions on a quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

The Company records penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. The Company has not recorded any interest and penalties related to uncertain tax positions for the year ended December 31, 2023, in the accompanying consolidated balance sheet.  Future changes in the Company’s unrecognized tax benefits will affect the Company’s annual effective tax rate.

14. Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with The Wellcome Trust Limited (“Wellcome Trust”) for the research and development of small molecule compounds in connection with its oncology and antibacterial programs. As the Company has discontinued development under its antibacterial program, it no longer expects that milestone and royalty payments from the Company to Wellcome Trust will apply under that agreement, resulting in a change to the total amount of development and regulatory milestone payments the Company may become obligated to pay for this program. Under the oncology platform funding agreement, to the extent that the Company develops and commercializes certain program intellectual property on a for-profit basis itself or in collaboration with a partner (provided the Company retains overall control of worldwide commercialization), the Company may become obligated to pay to Wellcome Trust development and regulatory milestone payments and single-digit royalties on sales of any research program product. The Company’s obligation to pay such royalties would continue on a country-by-country basis until the longer of the expiration of the last patent in the program intellectual property in such country covering the research program product and the expiration of market exclusivity of such product in such country. The Company made the first development milestone payment of $0.8 million to Wellcome Trust under the oncology platform funding agreement during the second quarter of 2016. During the year ended December 31, 2022, the Company incurred $2.5 million of development milestones in connection with the enrollment of patients in the registration-directed Phase 2/3 trial of unesbulin for the treatment of LMS, which is recorded in accounts payable and accrued expenses on the balance sheet

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

and will be payable upon the earlier to occur of the first dose administered to the last patient enrolled in the study or the termination of dosing of all patients in the study. However, as part the Company's continuous platform review, the Company has decided to deprioritize its programs for unesbulin for the treatment of diffuse intrinsic pontine glioma and leiomyosarcoma. Accordingly, the Company no longer expects to pay additional milestones to Wellcome Trust under this agreement.

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million, $35.3 million which was paid and $17.2 million which was accrued as of December 31, 2023. The Company has reached its obligations to make such payments to the SMA Foundation of an aggregate of $52.5 million as of December 31, 2023.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for Friedreich ataxia and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Agilis Merger Agreement.

In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company paid the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement in the year ended December 31, 2022. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome. As a result, the Company does not expect the milestones related to Friedreich ataxia and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2% to 6% royalties on annual net sales related to Friedreich ataxia and Angelman syndrome. As of December 31, 2023, the remaining potential development and regulatory milestones the Company expects to achieve is $31.1 million, and the remaining potential sales milestones the Company expects to achieve is $50.0 million, both of which relate solely to Upstaza.

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

In February 2023, the Company completed enrollment of its Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, the Company paid a $30.0 million development milestone to the former Censa securityholders during the year ended December 31, 2023. The Company elected to pay this milestone in the form of shares of its common stock, less certain cash payments in accordance with the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

Censa Merger Agreement. Pursuant to such election, the Company issued 657,462 shares of its common stock and paid $0.4 million to the former Censa securityholders. The Company expects to make payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

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

15. Geographic information

The Company views its operations and manages its business in one operating segment. The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2023
	United States	Non-US	Total
Total assets	$1,582,962	$312,736	$1,895,698
Fixed assets, net	$86,421	$668	$87,089
Revenue	$531,661	$406,161	$937,822

	Year Ended December 31, 2022
	United States	Non-US	Total
Total assets	$1,473,770	$231,849	$1,705,619
Fixed assets, net	$71,754	$836	$72,590
Revenue	$381,862	$316,939	$698,801

16. 401(k) plan

The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided an 100% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2023, 2022 and 2021, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $10.9 million, $8.4 million, and $6.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

17. Intangible assets and goodwill

Definite-lived intangibles

Definite lived intangible assets consisted of the following at December 31, 2023 and 2022:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	December 31,
intangibles assets, gross	2022	Additions	translation	2023
Emflaza	$420,253	$107,164	$—	$527,417
Waylivra	9,316	533	369	10,218
Tegsedi	7,109	5,839	374	13,322
Upstaza	89,550	—	—	89,550
Total definite-lived intangibles, gross	$526,228	$113,536	$743	$640,507

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	December 31,
intangibles assets, accumulated amortization	2022	Amortization	translation	2023
Emflaza	$(266,023)	$(212,595)	$—	$(478,618)
Waylivra	(2,751)	(1,080)	(134)	(3,965)
Tegsedi	(1,709)	(1,498)	(104)	(3,311)
Upstaza	(3,420)	(7,462)	—	(10,882)
Total definite-lived intangibles, accumulated amortization	$(273,903)	$(222,635)	$(238)	$(496,776)

Total definite-lived intangibles, net				$143,731

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset. In accordance with the guidance for an asset acquisition, the Company records the milestone payment when it becomes payable to Marathon and increase the cost basis for the Emflaza rights intangible asset. For the year ended December 31, 2023, milestone payments of $107.2 million were recorded. These payments are being amortized over the remaining useful life of the Emflaza rights asset on a straight line basis. As of December 31, 2023, a milestone payable to Marathon of $52.7 million was recorded on the balance sheet within accounts payable and accrued expenses.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets, respectively. For the year ended December 31, 2023, royalty payments of $5.8 million and $0.5 million were recorded for Tegsedi and Waylivra, respectively. As of December 31, 2023, a royalty payable of $1.6 million and $0.4 million for Tegsedi and Waylivra, respectively, was recorded on the balance sheet within accounts payable and accrued expenses.

For the years ended December 31, 2023, 2022, and 2021, the Company recognized amortization expense of $222.6 million, $116.6 million, and $54.8 million respectively, related to the Emflaza rights, Waylivra, Tegsedi, and Upstaza intangible assets.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

The estimated future amortization of the Emflaza rights, Waylivra, Tegsedi, and Upstaza intangible assets is expected to be as follows:

As of December 31, 2023
2024	$59,312
2025	10,512
2026	10,512
2027	10,512
2028 and thereafter	52,883
Total	$143,731

The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2023 is 6.4 years.

Indefinite-lived intangibles

Indefinite lived intangible assets consisted of the following at December 31, 2023 and 2022:

	Ending Balance at		Reclass from		Foreign	Ending Balance at
Indefinite-lived	December 31,		Indefinite Lived to		currency	December 31,
intangibles assets	2022	Additions	Definite Lived	Impairment	translation	2023
Upstaza	$235,766	$—	$—	$—	$—	$235,766
PTC-FA	112,500	—	—	(112,500)	—	—
PTC-AS	105,300	—	—	(105,300)	—	—
Total indefinite-lived intangibles	$453,566	$—	$—	$(217,800)	$—	$235,766

Total intangible assets, net						$379,497

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2023

(In thousands except share and per share amount)

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included PTC-FA and PTC-AS. As a result, the Company determined that the PTC-FA and PTC-AS indefinite-lived intangible assets were fully impaired and recorded impairment expense of $217.8 million during the second quarter of 2023, which is recorded as intangible asset impairment in the statement of operations. As of December 31, 2023, the remaining indefinite lived intangible asset balance is $235.8 million, consisting solely of Upstaza, which the Company plans to continue to develop and commercialize.

The Company performed an annual test for its indefinite-lived intangible asset as of October 1, 2023 and concluded that no impairment exists as of December 31, 2023.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of December 31, 2023 and 2022 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2023. The Company’s single reporting unit had a negative carrying value and thus the Company determined there was no impairment of goodwill.

18. Subsequent events

The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the audited consolidated financial statements or disclosures.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity/ (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

Item 9B.   Other Information.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Mark Boulding (Chief Legal Officer)	Adoption (October 31, 2023)	Rule 10b5-1 trading arrangement	Sale	Until February 14, 2025 or such earlier date upon which all transactions are completed.	Up to 215,899 shares.
Matthew Klein (Chief Executive Officer)	Adoption (December 28, 2023)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on December28, 2023	Sale	Until final settlement of RSUs on or around December 29, 2026	Indeterminable (1)

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

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.   Executive Compensation

The information required by this item (other than the information required by Item 402(v) of Regulation S-K) as set forth in under the captions “Executive Compensation”, “2023 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

●	Reports of independent registered public accounting firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Stockholders’ Equity/ (Deficit) for the years ended December 31, 2023, 2022 and 2021
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
●	Notes to Consolidated Financial Statements

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

10.1+	PTC Therapeutics, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2022)

10.2+

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

10.4+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2022 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.5+

Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.6+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.7+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.8+

Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2022 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.9+

Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2022 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

Exhibit Number	Description of Exhibit

10.10+

Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.11+

Form of Incentive Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.12+

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.13+

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.14+

Form of Restricted Stock Unit Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.15+

Amended and Restated Employment Agreement between the Registrant and Mark E. Boulding (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.16+

Amended and Restated Employment Agreement between the Registrant and Neil Almstead (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, as amended (File No. 333-188657), of the Registrant)

10.17†

Exclusive License and Supply Agreement, dated as of May 12, 2015, as amended, by and between Faes Farma, S.A. and Complete Pharma Holdings, LLC (f/k/a Marathon Pharmaceuticals, LLC), as assigned by Complete Pharma Holdings, LLC to the Registrant on April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2017)

10.18†

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

10.19+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.20†

License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.21*

License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.42 on Form 10-K filed by Registrant on March 2, 2020)

Exhibit Number	Description of Exhibit
10.22†

Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by Registrant on November 5, 2018)

10.23	Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2021)

10.24*

Lease Agreement dated as of August 3, 2019, by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.25

Irrevocable Standby Letter of Credit, dated September 3, 2019, issued by HSBC Bank USA, N.A. in favor of Bristol-Myers Squibb Company for the Account of PTC Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on October 30, 2019)

10.26+	2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.27+

Form of Inducement Option Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.28+

Form of Inducement Restricted Stock Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.29+	Amendment No. 1 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.30+

Amendment No. 2 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.31+	Amendment No. 3 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-268851), of the Registrant)

10.32*

First Amendment to Lease Agreement dated as of October 7, 2019 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2020)

10.33*

Second Amendment to Lease Agreement dated as of March 25, 2020 by and between Bristol-Myers Squibb Company and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 30, 2020)

10.34*

License Agreement dated as of February 8, 2016, as amended, by and between Shiratori Pharmaceutical Co. Ltd. and Censa Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.35+

Amended and Restated Employment Agreement between the Registrant and Matthew Klein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 18, 2023)

Exhibit Number		Description of Exhibit
10.36+		Employment Agreement, as amended, between the Registrant and Eric Pauwels (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.37*

Rights Exchange Agreement, by and among PTC Therapeutics, Inc., the Rightholders set forth therein, and, for the limited purposes set forth therein, Shareholder Representatives Services LLC, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 30, 2020)

10.38

At the Market Offering Sales Agreement, dated August 7, 2019, among PTC Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 7, 2019)

10.39*

Lease Agreement dated May 24, 2022, between Warren CC Acquisitions, LLC and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on August 4, 2022)

10.40

Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Registrant on August 4, 2022)

10.41*

Letter Agreement re: Collaboration and License Agreement, dated July 25, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on October 27, 2022)

10.42*

Letter Agreement re: Collaboration and License Agreement, dated September 14, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on October 27, 2022)

10.43

Lease Agreement, dated as of July 11, 2000, as amended, between the Registrant and 46.24 Associates L.P. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333 188657), of the Registrant)

10.44	†

License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333 188657), of the Registrant)

10.45	*

Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on April 27, 2023)

10.46*

Amendment No. 5 to License Agreement dated April 28, 2023 by and between Shiratori Pharmaceutical Co. Ltd. and PTC Therapeutics MP, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Registrant on August 3, 2023)

10.47+		Employment Agreement between PTC Therapeutics, Inc. and Pierre Gravier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2023)

10.48*

Amended and Restated Royalty Purchase Agreement, dated as of October 18, 2023, among the Registrant, Royalty Pharma Investments 2019 ICAV, and solely for the purposes of Section 5.15 thereof, Royalty Pharma plc**

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

23.1	Consent of Independent Registered Public Accounting Firm**

24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	PTC Therapeutics, Inc. Clawback Policy**

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)
††	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
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

PTC THERAPEUTICS, INC.

Date:	February 29, 2024	By:	/s/ MATTHEW B. KLEIN, M.D.
Matthew B. Klein, M.D.
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of PTC Therapeutics, Inc., hereby severally constitute and appoint Matthew B. Klein and Mark E. Boulding, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 29, 2024	By:	/s/ MATTHEW B. KLEIN, M.D.
Mathew B. Klein, M.D.
Chief Executive Officer and Director

Dated:	February 29, 2024	By:	/s/ PIERRE GRAVIER
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 29, 2024	By:	/s/ CHRISTINE UTTER
Christine Utter
Chief Accounting Officer
(Principal Accounting Officer)

Dated:	February 29, 2024	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler
Director

Dated:	February 29, 2024	By:	/s/ WILLIAM F. BELL, JR.
William F. Bell, Jr.
Director

Dated:	February 29, 2024	By:	/s/ ALLAN JACOBSON
Allan Jacobson
Director

Dated:	February 29, 2024	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey
Director

Dated:	February 29, 2024	By:	/s/ EMMA REEVE
Emma Reeve
Director

Dated:	February 29, 2024	By:	/s/ MARY SMITH
Mary Smith
Director

Dated:	February 29, 2024	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell
Director

Dated:	February 29, 2024	By:	/s/ GLENN D. STEELE
Glenn D. Steele
Director

Dated:	February 29, 2024	By:	/s/ ALETHIA YOUNG
Alethia Young
Director

Dated:	February 29, 2024	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis
Director