Form 10-Q
period 2024-03-31
PTC THERAPEUTICS, INC.
filed 2024-04-25
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35969

PTC Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3416587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Warren Corporate Center Drive
Warren, NJ	07059
(Address of principal executive offices)	(Zip Code)

(908) 222-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PTCT	Nasdaq Global Select Market

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

As of April 23, 2024, there were 76,696,785 shares of Common Stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors as well as in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$548,355	$594,001
Marketable securities	336,458	282,738
Trade and royalty receivables, net	197,660	160,822
Inventory, net	30,058	30,577
Prepaid expenses and other current assets	56,207	150,491
Total current assets	1,168,738	1,218,629
Fixed assets, net	92,779	87,089
Intangible assets, net	330,040	379,497
Goodwill	82,341	82,341
Operating lease ROU assets	91,186	91,896
Deposits and other assets	24,545	36,246
Total assets	$1,789,629	$1,895,698
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$330,924	$391,983
Deferred revenue	—	801
Operating lease liabilities- current	14,572	13,002
Finance lease liabilities- current	1,948	3,000
Liability for sale of future royalties- current	227,102	194,314
Total current liabilities	574,546	603,100
Long-term debt	284,512	284,213
Contingent consideration payable	36,200	36,300
Deferred tax liability	55,904	55,905
Operating lease liabilities- noncurrent	104,837	97,627
Finance lease liabilities- noncurrent	15,574	17,184
Liability for sale of future royalties- noncurrent	1,611,831	1,619,783
Other long-term liabilities	141	141
Total liabilities	2,683,545	2,714,253
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 76,653,960 shares at March 31, 2024. Authorized 250,000,000 shares; issued and outstanding 75,708,889 shares at December 31, 2023.	76	75
Additional paid-in capital	2,486,722	2,466,233
Accumulated other comprehensive loss	(5,560)	(1,285)
Accumulated deficit	(3,375,154)	(3,283,578)
Total stockholders’ deficit	(893,916)	(818,555)
Total liabilities and stockholders’ deficit	$1,789,629	$1,895,698

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net product revenue	$177,604	$187,557
Collaboration revenue	—	6
Royalty revenue	31,154	30,831
Manufacturing revenue	1,360	1,988
Total revenues	210,118	220,382
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	14,740	14,144
Amortization of acquired intangible assets	51,530	39,415
Research and development	116,129	195,124
Selling, general and administrative	73,272	86,914
Change in the fair value of contingent consideration	(100)	2,400
Total operating expenses	255,571	337,997
Loss from operations	(45,453)	(117,615)
Interest expense, net	(40,834)	(27,331)
Other income, net	1,591	9,956
Loss before income tax expense	(84,696)	(134,990)
Income tax expense	(6,880)	(3,969)
Net loss attributable to common stockholders	$(91,576)	$(138,959)
Weighted-average shares outstanding:
Basic and diluted (in shares)	76,496,127	73,729,284
Net loss per share—basic and diluted (in dollars per share)	$(1.20)	$(1.88)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended March 31,
	2024	2023
Net loss	$(91,576)	$(138,959)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(444)	54
Foreign currency translation loss, net of tax	(3,831)	(6,437)
Comprehensive loss	$(95,851)	$(145,342)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended March 31, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Exercise of options	109,892	—	2,030	—	—	2,030
Restricted stock vesting and issuance, net	835,179	1	—	—	—	1
Share-based compensation expense	—	—	18,378	—	—	18,378
Receivable from investor	—	—	81	—	—	81
Net loss	—	—	—	—	(91,576)	(91,576)
Comprehensive loss	—	—	—	(4,275)	—	(4,275)
Balance, March 31, 2024	76,653,960	$76	$2,486,722	$(5,560)	$(3,375,154)	$(893,916)

				Accumulated
			Additional	other		Total
Three months ended March 31, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Exercise of options	211,561	—	5,655	—	—	5,655
Restricted stock vesting and issuance, net	695,781	1	—	—	—	1
Share-based compensation expense	—	—	28,815	—	—	28,815
Receivable from investor	—	—	396	—	—	396
Net loss	—	—	—	—	(138,959)	(138,959)
Comprehensive loss	—	—	—	(6,383)	—	(6,383)
Balance, March 31, 2023	74,012,034	$73	$2,339,886	$(1,587)	$(2,795,933)	$(457,561)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(91,576)	$(138,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,395	42,825
Non-cash operating lease expense	1,792	2,942
Non-cash royalty revenue related to sale of future royalties	(25,228)	(13,237)
Non-cash interest expense on liability related to sale of future royalties	50,064	18,902
Change in valuation of contingent consideration	(100)	2,400
Unrealized (gain) loss on ClearPoint Equity Investments	(9)	39
Unrealized gain on ClearPoint convertible debt security	(166)	(59)
Unrealized gain on marketable securities- equity investments	(710)	(2,166)
Disposal of asset	544	—
Deferred income taxes	(1)	(4)
Amortization of discounts on investments, net	(3,697)	(85)
Amortization of debt issuance costs	296	438
Share-based compensation expense	18,378	28,815
Unrealized foreign currency transaction losses (gains), net	269	(10,057)
Changes in operating assets and liabilities:
Inventory, net	120	(4,612)
Prepaid expenses and other current assets	93,904	57,611
Trade and royalty receivables, net	(39,500)	(43,426)
Deposits and other assets	11,192	743
Accounts payable and accrued expenses	(5,389)	33,524
Other liabilities	5,984	(3,988)
Deferred revenue	(801)	(1,137)
Net cash provided by (used in) operating activities	$70,761	$(29,491)
Cash flows from investing activities
Purchases of fixed assets	$(9,588)	$(10,270)
Purchases of marketable securities- available for sale	(104,373)	—
Purchases of marketable securities- equity investments	(9,065)	—
Sale and redemption of marketable securities- available for sale	61,650	12,500
Sale and redemption of marketable securities- equity investments	1,207	2,196
Acquisition of product rights and licenses	(54,763)	(33,397)
Net cash used in investing activities	$(114,932)	$(28,971)
Cash flows from financing activities
Proceeds from exercise of options	$2,030	$5,655
Debt issuance costs related to secured loan	—	(182)
Payment of finance lease principal	(1,490)	(1,379)
Net cash provided by financing activities	$540	$4,094
Effect of exchange rate changes on cash	(2,030)	(7,963)
Net decrease in cash and cash equivalents	(45,661)	(62,331)
Cash and cash equivalents, and restricted cash beginning of period	610,284	295,925
Cash and cash equivalents, and restricted cash end of period	$564,623	$233,594
Supplemental disclosure of cash information
Cash paid for interest	$3,666	$12,956
Cash paid for income taxes	2,042	2,215
Supplemental disclosure of non-cash investing and financing activity
Unrealized (loss) gain on marketable securities, net of tax	$(444)	$54
Right-of-use assets obtained in exchange for operating lease obligations	1,723	—
Acquisition of product rights and licenses	2,296	19,406
Milestone payable	2,500	32,500
Debt issuance costs related to senior secured term loan	—	45
Capital expenditures unpaid at the end of the period	—	28

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

In thousands (except share and per share amounts unless otherwise noted)

1.        The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. PTC’s ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. PTC’s mission is to provide access to best-in-class treatments for patients who have little to no treatment options. PTC’s strategy is to leverage its strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  PTC believes that this allows it to maximize value for all of its stakeholders. PTC has a diversified therapeutic portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

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

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission (“EC”) following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP”), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has approximately 67 days to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA re-submission. The Company held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, the Company plans to re-submit the NDA based on results from Study 041 and from the Company’s international drug registry study for nmDMD patients receiving Translarna by mid-year 2024.

The Company has developed Upstaza (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In March 2024, the Company submitted a biologics license application (“BLA”) for Upstaza for the treatment of AADC deficiency in the United States.

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

One of the Company’s most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. In May 2023, the Company announced that the primary endpoint was achieved in its registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”). The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. In March 2024, the Company submitted a marketing authorization application (“MAA”) to the EMA for sepiapterin for the treatment of PKU in the EEA. Additionally, the Company participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA has requested that PTC completes a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. Based on the timing to complete this study, PTC expects to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024 and PTC intends to discuss with the FDA the potential for an earlier submission if PTC is permitted to submit the 26-week mouse study report during the NDA review. PTC also expects to make regulatory submissions for sepiapterin for the treatment of PKU in Japan and Brazil in 2024.

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

The Company’s ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s ferroptosis and inflammation platform are vatiquinone and utreloxastat. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, the Company met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In the first quarter of 2024, the Company also received scientific advice from the EMA on the MOVE-FA trial results, in which the EMA stated that the MOVE-FA data would likely not be sufficient for conditional authorization. The Company initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. The Company expects topline results from this trial in the fourth quarter of 2024.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of March 31, 2024, the Company had an accumulated deficit of approximately $3,375.2 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 9), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 2), net proceeds from the Company’s’ borrowings under its credit agreement with Blackstone (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, milestone and royalty payments from Roche, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2.        Summary of significant accounting policies

The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "2023 Form 10-K"). Selected significant accounting policies are discussed in further detail below.

Basis of presentation

The accompanying financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2023 and notes thereto included in the 2023 Form 10-K.

In the opinion of management, the unaudited financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ (deficit) equity, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, royalty revenue, certain accruals related to the Company’s research and development expenses, valuation procedures for liability for sale of future royalties, fair value of the contingent consideration, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$548,355	$594,001
Restricted cash included in deposits and other assets	16,268	16,283
Total Cash, cash equivalents and restricted cash per statement of cash flows	$564,623	$610,284

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three months ended March 31, 2024 and 2023, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	March 31, 2024	December 31, 2023
Raw materials	$1,121	$952
Work in progress	22,178	17,991
Finished goods	6,759	11,634
Total inventory	$30,058	$30,577

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three months ended March 31, 2024, the Company recorded inventory write-downs of $3.7 million primarily related to adjustments to inventory reserves and product approaching expiration. For the three months ended March 31, 2023, the Company recorded inventory write-downs of $0.1 million primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three months ended March 31, 2024 and 2023, these amounts were immaterial.

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

For the three months ended March 31, 2024 and 2023, net product sales outside of the United States were $120.1 million and $133.0 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $103.6 million and $115.1 million of the net product sales outside of the United States for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, net product sales in the United States were $57.5 million and $54.6 million, respectively, consisting solely of sales of Emflaza. During the three months ended March 31, 2024, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $57.5 million and $52.6 million of net product sales, respectively. During the three months ended March 31, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $54.6 million, $44.6 million, and $25.9 million of net product sales, respectively.

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

For the three months ended March 31, 2024, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the three months ended March 31, 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three months ended March 31, 2024 and 2023, the Company has recognized $31.2 million and $30.8 million of royalty revenue, respectively, related to Evrysdi.

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

For the three months ended March 31, 2024 and 2023, the Company recognized $1.4 million and $2.0 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. As of March 31, 2024, the Company has contract assets of $0.8 million and no remaining performance obligations related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2023, the Company had contract assets of $0.2 million and remaining performance obligations of $0.8 million related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three months ended March 31, 2024 and 2023, no allowance was recorded for credit losses. The allowance for doubtful accounts was $1.1 million as of March 31, 2024, and $1.2 million as of December 31, 2023. For the three months ended March 31, 2024 and 2023, bad debt expense was immaterial.

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a royalty purchase agreement (the “Original Royalty Purchase Agreement”). Pursuant to the Original Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “ Original Assigned Royalty Rights”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Original Assigned Royalty Rights, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $150.0 million in the aggregate as of March 31, 2024. The Original Royalty Purchase Agreement was set to terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Original Assigned Royalty Rights.

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

On October 18, 2023, the Company, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”), and, for the limited purposes set forth in the agreement, Royalty Pharma plc, entered into an Amended and Restated Royalty Purchase Agreement (the “A&R Royalty Purchase Agreement”), which amends and restates in its entirety the Original Royalty Purchase Agreement.  Pursuant to the A&R Royalty Purchase Agreement, the Company has sold or agreed to sell to Royalty Pharma certain portions of the Company’s remaining Royalty on worldwide net sales of Evrysdi and any other product (the “Products”) developed pursuant to the SMA License Agreement (all such retained Royalty rights of the Company, the “Retained Royalty Rights,” and all such Royalty rights that are sold to Royalty Pharma pursuant to the A&R Royalty Purchase Agreement, the (“A&R Assigned Royalty Rights”). At closing, Royalty Pharma paid the Company $1.0 billion in cash consideration for 38.0447% of the Company’s Retained Royalty Rights (which is in addition to the 42.9330% assigned to Royalty Pharma in connection with the Original Royalty Purchase Agreement, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty. In addition, the Company may sell to Royalty Pharma the remainder of the Company’s Retained Royalty Rights in exchange for an aggregate of $500.0 million in additional cash consideration after the closing of the A&R Royalty Purchase Agreement, less royalties received in respect of the Retained Royalty Rights put to Royalty Pharma, which will be payable by Royalty Pharma pursuant to five put options held by the Company that are exercisable at the Company’s option between January 1, 2024 and December 31, 2025. If the Company exercises two or fewer of the put options, Royalty Pharma may exercise a call option during the period from and after January 1, 2026 until and including March 31, 2026 for up to 50% of the remainder of the Company’s Retained Royalty Rights less amounts exercised by the Company via its put options at a purchase price that is proportional to the purchase price of the Company’s unexercised put options. Royalty Pharma’s exercise of the call option would result in Royalty Pharma owning 90.4888% of the total Royalty until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 83.3333% of the total Royalty. The A&R Royalty Purchase Agreement will terminate 60 days following the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement.

The change in rights and obligations from the A&R Royalty Purchase Agreement resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt —Modifications and Extinguishments. The Company determined that the present value of the cash flows under the A&R Royalty Purchase Agreement were substantially different from the present value of the cash flows under the Original Royalty Purchase Agreement. This resulted in the derecognition of the old liability for sale of future royalties and the new liability for sale of future royalties being recorded at fair value, which was determined to be $1,809.9 million as of the date of the A&R Royalty Purchase Agreement. This resulted in an extinguishment loss of $44.9 million, which was recorded within loss on extinguishment of debt, within the Company’s statement of operations for the year ended December 31, 2023.

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

Income Taxes

On December 15, 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. As a result, the tax laws in the U.S. and other countries in which PTC and its affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect the Company’s business. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union.

On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended March 31, 2024.

Starting in 2022, TCJA amendments to IRC Section 174 no longer permits an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change is anticipated to result in an increased current taxable income of the Company by $42.6 million for the year ending December 31, 2024.

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

Recently issued accounting standards

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

3.        Leases

The Company leases office space in South Plainfield, New Jersey for its principal office under two noncancelable operating leases through August 2024, in addition to office and laboratory space in Bridgewater, New Jersey and other locations throughout the United States and office space in various countries for international employees primarily through workspace providers. Effective April 2024, the Company will utilize the Warren Premises, as described below, as its principal office space.

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

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of March 31, 2024, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $1.9 million and $15.6 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2023, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $17.2 million, respectively. Additionally, the Company recorded finance lease costs of $0.3 million and $0.4 million related to interest on the lease liability during the three months ended March 31, 2024 and 2023, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.2 years to 15.2 years and certain of the leases include renewal options to extend the lease for up to 15 years. Rent expense was $6.9 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating Lease Cost
Fixed lease cost	$5,575	$5,473
Variable lease cost	1,069	1,353
Short-term lease cost	214	303
Total operating lease cost	$6,858	$7,129

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease terms - operating leases (years)	11.66	11.55
Weighted-average discount rate - operating leases	8.75%	8.69%
Weighted-average remaining lease terms - finance lease (years)	8.76	9.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,948	$3,811
Financing cash flows from finance lease	1,490	1,379
Operating cash flows from finance lease	1,510	1,621

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,723	$—

Future minimum lease payments under non-cancelable leases as of March 31, 2024 were as follows:

	Operating Leases	Finance Lease
2024 (excludes the three months ended March 31, 2024)	$14,981	$—
2025	20,995	3,000
2026	20,539	3,000
2027	18,400	3,000
2028 and thereafter	175,853	15,000
Total lease payments	250,768	24,000
Less: Imputed Interest expense	131,359	6,478
Total	$119,409	$17,522

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets on the consolidated balance sheet as of March 31, 2024 and December 31, 2023. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security is included as a component of prepaids and other current assets on the consolidated balance sheet as of March 31,

2024 and as a component of deposits and other assets as of December 31, 2023. Other than the ClearPoint Equity Investments and the ClearPoint convertible debt security, no other items included in prepaids and other current assets on the consolidated balance sheets are fair valued.

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

The table presented below is a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the three months ended March 31, 2024 and March 31, 2023:

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments	Redemptions/	March 31,
	2023	Gain	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$22,634	710	(823)	9,065	(1,207)	$30,379
ClearPoint Equity Investments	6,074	9	—	—	—	6,083
ClearPoint convertible debt security	12,553	166	—	—	—	12,719
Total Fair Value	$41,261	$885	$(823)	$9,065	$(1,207)	$49,181

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments	Redemptions/	March 31,
	2022	Gain/(Loss)	Gain	Purchased	Sale	2023
Marketable securities - equity investments	$108,261	2,166	328	—	(2,196)	$108,559
ClearPoint Equity Investments	10,965	(39)	—	—	—	10,926
ClearPoint convertible debt security	15,231	59	—	—	—	15,290
Total Fair Value	$134,457	$2,186	$328	$—	$(2,196)	$134,775

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$306,079	$—	$306,079	$—
Marketable securities - equity investments	$30,379	$30,379	$—	$—
ClearPoint Equity Investments	$6,083	$6,083	$—	$—
ClearPoint convertible debt security	$12,719	$—	$12,719	$—
Contingent consideration payable- development and regulatory milestones	$26,900	$—	$—	$26,900
Contingent consideration payable- net sales milestones	$9,300	$—	$—	$9,300

	December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$260,104	$—	$260,104	$—
Marketable securities - equity investments	$22,634	$22,634	$—	$—
ClearPoint Equity Investments	$6,074	$6,074	$—	$—
ClearPoint convertible debt security	$12,553	$—	$12,553	$—
Contingent consideration payable- development and regulatory milestones	$26,600	$—	$—	$26,600
Contingent consideration payable- net sales milestones and royalties	$9,700	$—	$—	$9,700

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended March 31, 2024 and December 31, 2023.

The following is a summary of marketable securities accounted for as available for sale debt securities at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$132,080	$26	$(121)	$131,985
Government Obligations	174,118	41	(65)	174,094
Total	$306,198	$67	$(186)	$306,079

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$117,044	$128	$(12)	$117,160
Corporate debt securities	1,650	—	(2)	1,648
Government Obligations	141,084	212	—	141,296
Total	$259,778	$340	$(14)	$260,104

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three months ended March 31, 2024 and 2023, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three months ended March 31, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit.

For the three months ended March 31, 2024 and 2023, the Company did not have any realized gains or losses from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of March 31, 2024 are as follows:

	March 31, 2024
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(121)	73,250	—	—	(121)	73,250
Government bonds	$(65)	40,302	—	—	(65)	$40,302
Total	$(186)	$113,552	$—	$—	$(186)	$113,552

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2023 are as follows:

	December 31, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(12)	44,446	—	—	(12)	44,446
Corporate debt securities	$—	—	(2)	1,648	(2)	$1,648
Total	$(12)	$44,446	$(2)	$1,648	$(14)	$46,094

Available for sale debt securities at March 31, 2024 and December 31, 2023 mature as follows:

	March 31, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$131,985	$—
Government obligations	174,094	—
Total	$306,079	$—

	December 31, 2023
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$117,160	$—
Corporate debt securities	1,648	—
Government obligations	141,296	—
Total	$260,104	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at March 31, 2024 and December 31, 2023 was $267.7 million and $265.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. The fair value of the net sales milestones is determined utilizing a valuation framework that estimates net sales volatility to simulate a range of possible payment scenarios. The average of the payments in these scenarios is then discounted to calculate present fair value. As of March 31, 2024, the contingent consideration balance, consisting solely of the Upstaza intangible asset, is $36.2 million.

As of March 31, 2024, the weighted average discount rate for the Upstaza development and regulatory milestones was 6.0% and the weighted average probability of success was 90%. As of March 31, 2024, the weighted average discount rate for the Upstaza net sales milestones was 13.5% and the weighted average probability of success for the net sales milestones was 93%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the periods ended March 31, 2024 and March 31, 2023:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2023	$26,600	$9,700
Additions	—	—
Change in fair value	300	(400)
Payments	—	—
Ending balance as of March 31, 2024	$26,900	$9,300

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	3,000	(600)
Payments	—	—
Ending balance as of March 31, 2023	$85,500	$80,900

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,900	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.9% - 6.2% 2024 - 2026
Contingent considerable payable- net sales milestones and royalties	$9,300	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 85% - 100% 0% 13.5% 2026 - 2034

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,600	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.8% - 6.1% 2024 - 2026
Contingent considerable payable- net sales milestones and royalties	$9,700	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 85% - 100% 0% 11% 2026 - 2034

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
Employee compensation, benefits, and related accruals	$35,060	$62,643
Income tax payable	1,833	—
Consulting and contracted research	22,745	27,500
Professional fees	2,380	2,246
Sales allowance	67,075	77,176
Sales rebates	132,047	131,334
Royalties	28,952	74,111
Accounts payable	27,459	6,045
Other	13,373	10,928
Total	$330,924	$391,983

As of March 31, 2024 and December 31, 2023, there were $1.7 million and $9.0 million, respectively, of accrued restructuring costs included above within employee compensation, benefits, and related accruals from a reduction in workforce in the year ended December 31, 2023 in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform.

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three months ended March 31, 2024 and 2023. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of March 31, 2024.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024		2023
Numerator
Net loss	$(91,576)		$(138,959)
Denominator
Denominator for basic and diluted net loss per share	76,496,127		73,729,284
Net loss per share:
Basic and diluted	$(1.20)	*	$(1.88)	*

*     In the three months ended March 31, 2024 and 2023, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2024	2023
Stock Options	9,530,185	12,100,550
Unvested restricted stock awards and units	3,730,166	3,649,742
Total	13,260,351	15,750,292

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of March 31, 2024, awards for 6,618,698 shares of common stock are available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of March 31, 2024, awards for 1,989,827 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2024 through March 31, 2024, the Company issued a total of 855,385 stock options to various employees. Of those, 1,840 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2023	9,600,399	$43.59
Granted	855,385	$25.69
Exercised	(109,892)	$19.22
Forfeited/Cancelled	(815,707)	$45.32
Outstanding at March 31, 2024	9,530,185	$42.12	5.90	years	$12,025
Vested or Expected to vest at March 31, 2024	2,112,348	$38.57	8.67	years	$2,949
Exercisable at March 31, 2024	7,173,552	$43.44	4.98	years	$8,598

The fair value of grants made in the three months ended March 31, 2024 was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended
March 31, 2024
Risk-free interest rate	4.23%
Expected volatility	53%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $13.49 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards and restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2024, through March 31, 2024, the Company issued a total of 1,785,660 restricted stock units to various employees. Of those, 4,275 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2023	2,866,270	$41.82
Granted	1,785,660	25.69
Vested	(835,179)	44.56
Forfeited	(86,585)	40.98
Unvested at March 31, 2024	3,730,166	$33.51

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if certain regulatory milestones are achieved over an approximately two year performance period. As of March 31, 2024, the achievements of the performance goals have not yet been deemed probable and therefore no expense has been recognized to date.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three months ended March 31, 2024, the Company recorded $0.6 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$8,967	$15,314
Selling, general and administrative	9,411	13,501
Total	$18,378	$28,815

As of March 31, 2024, there was approximately $156.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.4 years.

9.        Debt

Liability for sale of future royalties

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the three months ended March 31, 2024:

Three Months Ended March 31,
Liability for sale of future royalties- (current and noncurrent)	2024
Beginning balance as of December 31, 2023	$1,814,097
Less: Non-cash royalty revenue payable to RPI	(25,228)
Plus: Non-cash interest expense recognized	50,064
Ending balance	$1,838,933
Effective interest rate as of March 31, 2024	10.8%

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

On October 19, 2023, the Company terminated the Blackstone Credit Agreement. In connection with the termination of the Credit Agreement, the Company repaid outstanding principal of $300.0 million, accrued interest of $2.1 million, an additional $82.0 million in prepayment premiums, exit fees, and creditor expenses, and $0.2 million in legal fees. The Company recorded a loss on the extinguishment of debt of $92.7 million which was included on the statement of operations for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. All liens and security interests securing the loans made pursuant to the Blackstone Credit Agreement were released upon termination.

The Blackstone Credit Agreement consisted of the following:

	March 31, 2024	December 31, 2023
Principal	$—	$300,000
Less: Debt issuance costs	—	—
Repayment of senior secured term loan	—	(300,000)
Net carrying amount	$—	$—

The following table sets forth total interest expense recognized related to the Blackstone Credit Agreement:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Contractual interest expense	$—	$9,178
Amortization of debt issuance costs	—	150
Total	$—	$9,328
Effective interest rate	—%	13.2%

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

The 2026 Convertible Notes consist of the following:

	March 31, 2024	December 31, 2023
Principal	$287,500	$287,500
Less: Debt issuance costs	(2,988)	(3,287)
Net carrying amount	$284,512	$284,213

As of March 31, 2024, the remaining contractual life of the 2026 Convertible Notes is approximately 2.5 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,076	$1,069
Amortization of debt issuance costs	296	288
Total	$1,372	$1,357
Effective interest rate	1.9%	1.9%

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

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company was obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that is successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicenses, including Evrysdi, a specified percentage of certain payments the Company receives from its licensee. The Company was not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million in royalty payments, $35.3 million which was paid and $17.2 million which was accrued as of March 31, 2024. During the year ended December 31, 2023, the Company had reached its obligations to make such payments to the SMA Foundation of an aggregate of $52.5 million, and therefore, there are no further payment obligations due.

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

In July 2022, the European Commission approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company paid the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement in the year ended December 31, 2022. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included Friedreich ataxia and Angelman syndrome. As a result, the Company does not expect the milestones related to Friedreich ataxia and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2% to 6% royalties on annual net sales related to Friedreich ataxia and Angelman syndrome. As of March 31, 2024, the remaining potential development and regulatory milestones the Company expects to achieve is $31.1 million, and the remaining potential sales milestones the Company expects to achieve is $50.0 million, both of which relate solely to Upstaza.

On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, including certain compounds that the Company has begun to develop as part of its Bio-e platform, pursuant to an asset purchase agreement by and between the Company and BioElectron, dated October 1, 2019 (the “BioElectron Asset Purchase Agreement”). BioElectron was a private company with a pipeline focused on inflammatory and central nervous system (CNS) disorders. The lead program, vatiquinone, is in late stage development for Friedreich ataxia with substantial unmet need and significant commercial opportunity that are complementary to PTC’s existing pipeline.

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

In February 2023, the Company completed enrollment of its Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, the Company paid a $30.0 million development milestone to the former Censa securityholders during the three months ended March 31, 2023. The Company elected to pay this milestone in the form of shares of its common stock, less certain cash payments in accordance with the Censa Merger Agreement. Pursuant to such election, the Company issued 657,462 shares of its common stock and paid $0.4 million to the former Censa securityholders. The Company expects to make payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

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

During the three months ended March 31, 2024 and 2023, net product sales outside of the United States were $120.1 million and $133.0 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $103.6 million and $115.1 million of the net product sales outside of the United States for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, net product sales in the United States were $57.5 million and $54.6 million, respectively, consisting solely of sales of Emflaza. During the three months ended March 31, 2024, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $57.5 million and $52.6 million of the net product sales, respectively. During the three months ended March 31, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $54.6 million, $44.6 million, and $25.9 million of the net product sales, respectively. For the three months ended March 31, 2024 and 2023, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of March 31, 2024 and December 31, 2023, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

Collaboration and Royalty revenue

In November 2011, the Company and the Spinal Muscular Atrophy (“SMA Foundation”) entered into a licensing and collaboration agreement with F. Hoffman-La Roche Ltd and Hoffman- La Roche Inc. (collectively, “Roche”). Under the terms of the SMA License Agreement, Roche acquired an exclusive worldwide license to the Company’s SMA program.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of March 31, 2024, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $150.0 million.

For the three months ended March 31, 2024, the Company did not recognize collaboration revenue related to the licensing and collaboration agreement with Roche. For the three months ended March 31, 2023, the amounts recognized for the collaboration revenue related to the licensing and collaboration agreement with Roche were immaterial.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three months ended March 31, 2024 and 2023, the Company has recognized $31.2 million and $30.8 million of royalty revenue, respectively, related to Evrysdi.

Manufacturing Revenue

For the three months ended March 31, 2024 and 2023, the Company recognized $1.4 million and $2.0 million of manufacturing revenue, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the Company does not have a contract liabilities balance related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. As of December 31, 2023, the Company had a contract liabilities balance of $0.8 million related to the production of plasmid DNA and AAV vectors for external customers, which is recorded within deferred revenue on the consolidated balance sheet. For the three-month period ended March 31, 2024, the Company recognized $0.8 million related to the amounts included in the contract liability balance at the beginning of the period.

As of March 31, 2024, the Company has contract assets of $0.8 million related to plasmid DNA and AAV production for external customers, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2023, the Company had contract assets of $0.2 million related to plasmid DNA and AAV production for external customers, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

Remaining performance obligations

There are no remaining performance obligations as of March 31, 2024. The Company’s remaining performance obligations of $0.8 million as of December 31, 2023 were fully recognized during the three months ended March 31, 2024.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at March 31, 2024 and December 31, 2023:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	March 31,
intangibles assets, gross	2023	Additions	translation	2024
Emflaza	$527,417	$—	$—	$527,417
Waylivra	10,218	1,658	(246)	11,630
Tegsedi	13,322	792	(320)	13,794
Upstaza	89,550	—	—	89,550
Total definite-lived intangibles, gross	$640,507	$2,450	$(566)	$642,391

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	March 31,
intangibles assets, accumulated amortization	2023	Amortization	translation	2024
Emflaza	$(478,618)	$(48,799)	$—	$(527,417)
Waylivra	(3,965)	(366)	106	(4,225)
Tegsedi	(3,311)	(499)	83	(3,727)
Upstaza	(10,882)	(1,866)	—	(12,748)
Total definite-lived intangibles, accumulated amortization	$(496,776)	$(51,530)	$189	$(548,117)

Total definite-lived intangibles, net				$94,274

Marathon is entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, which expired February 2024. In accordance with the guidance for an asset acquisition, the Company recorded the milestone payments when they became payable to Marathon and increased the cost basis for the Emflaza rights intangible asset. As of March 31, 2024, the Emflaza rights intangible asset was fully amortized, therefore for the three months ended March 31, 2024, the milestone payment was recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the three months ended March 31, 2024, royalty payments of $0.8 million and $1.7 million were recorded for Tegsedi and Waylivra, respectively. As of March 31, 2024, a royalty payable of $0.8 million and $1.6 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

For the three months ended March 31, 2024 and 2023, the Company recognized amortization expense of $51.5 million and $39.4 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Upstaza, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of March 31, 2024
2024	$8,182
2025	10,898
2026	10,898
2027	10,898
2028 and thereafter	53,398
Total	$94,274

The weighted average remaining amortization period of the definite-lived intangibles as of March 31, 2024 is 9.4 years.

Indefinite-lived intangibles

Indefinite-lived intangible assets consisted of the following at March 31, 2024 and December 31, 2023:

	Ending Balance at			Ending Balance at
Indefinite-lived	December 31,			March 31,
intangibles assets	2023	Additions	Impairment	2024
Upstaza	$235,766	$—	$—	$235,766
Total indefinite-lived intangibles	$235,766	$—	$—	$235,766

Total intangible assets, net				$330,040

In connection with the acquisition of the Company’s gene therapy platform from Agilis, the Company acquired rights to Upstaza, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. There have been no changes to the indefinite lived intangible assets balance since the year ended December 31, 2023. Accordingly, the indefinite lived intangible asset balance as of March 31, 2024 is $235.8 million.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of March 31, 2024, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of March 31, 2024 is $82.3 million.

13.        Subsequent events

The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the unaudited consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024, as amended, or our 2023 Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q and Part I, Item 1A. (Risk Factors) of our 2023 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Our Company

We are a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to patients with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  We believe that this allows us to maximize value for all of our stakeholders. We have a diversified therapeutic portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

Corporate Updates

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the quarter ended March 31, 2024, we recognized $103.6 million in net sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended March 31, 2024, we recognized $57.5 million in net sales of Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission, or EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has approximately 67 days to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. We are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

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

There is substantial risk that if the EC ratifies the CHMP’s negative opinion, or we are otherwise unable to renew our EEA marketing authorization during any annual renewal cycle, or we are unable to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA should the EC adopt the CHMP’s negative opinion or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we plan to re-submit the NDA based on results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna by mid-year 2024.

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

UpstazaTM (eladocagene exuparvovec)

Our product Upstaza is a gene therapy used for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency

approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In March 2024, we submitted a biologics license application, or BLA, to the FDA for Upstaza for the treatment of AADC deficiency in the United States.

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

Evrysdi® (risdiplam)

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman La Roche Ltd. and Hoffman La Roche inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi® (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the EC in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in over 100 countries. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In August 2023, the EC approved an extension of the Evrysdi marketing authorization to include infants under two months old in the EU.

Diversified Development Pipeline

Sepiapterin

One of our most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. In March 2024, we submitted a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA. Additionally, we participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA has requested that we complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. This nonclinical study was not initially required when we acquired sepiapterin, as the NDA submission was planned under the Section 505(b)(2) pathway. Given that sepiapterin is a novel therapy with distinct pharmacology, biodistribution, mechanism of action and differentiated efficacy, we subsequently decided to make the NDA submission under the Section 505(b)(1) pathway, which requires the 26-week study, which is considered a required NDA component needed to inform labeling and is typically completed prior to submission. Based on the timing to complete this study, we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024 and we intend to discuss with the FDA the potential for an earlier submission if we are permitted to submit the 26-week mouse study report during the NDA review process. We also expect to make regulatory submissions for sepiapterin for the treatment of PKU in Japan and Brazil in 2024.

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

Multi-Platform Discovery

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas, including rare diseases.

Funding

The success of our products and any other product candidates we may develop, depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. Our revenues are primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs or through similar styled programs, and from sales of Emflaza for the treatment of DMD in the United States. We also generate revenue from sales of Upstaza for the treatment of AADC deficiency in the EEA and have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program.

To date, we have financed our operations primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, net proceeds from our borrowings under our credit agreement with Blackstone, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates.. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement, under our SMA program.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2024, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of March 31, 2024.

As of March 31, 2024, we had an accumulated deficit of $3,375.2 million. We had a net loss of $91.6 million and $139.0 million for the three months ended March 31, 2024 and 2023, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna following a re-examination procedure. In March 2024, we submitted a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States. Also in March 2024, we submitted an MAA to the EMA for sepiapterin for the treatment of PKU and we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

We expect to make payments to the former Censa Pharmaceuticals, Inc., or Censa, securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC. We also expect to pay the former equityholders of Agilis Biotherapeutics, Inc., or Agilis, $20.0 million in regulatory milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency and $4.5 million in regulatory milestone payments upon the approval of the BLA from the FDA pursuant to the Agreement and Plan of Merger, dated as of July 19, 2018, or the Agilis Merger Agreement, by and among us, Agility Merger Sub, Inc., a Delaware corporation and our wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC. The BLA for Upstaza to the FDA was submitted in March 2024.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2023 Annual Report. There were no material changes to these obligations and commitments during the period ended March 31, 2024. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. During the three months ended March 31, 2024 and 2023, net product sales outside of the United States were $120.1 million and $133.0 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $103.6 million and $115.1 million of the net product sales outside of the United States for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, net product sales in the United States were $57.5 million and $54.6 million, respectively, consisting solely of sales of Emflaza. During the three months ended March 31, 2024, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $57.5 million and $52.6 million of the net product sales, respectively. During the three months ended March 31, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $54.6 million, $44.6 million, and $25.9 million of the net product sales, respectively. For the three months ended March 31, 2024 and 2023, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of March 31, 2024, we had recognized a total of $310.0 million in milestone payments and $372.9 million royalties on net sales pursuant to the SMA License Agreement. As of March 31, 2024, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of March 31, 2024 are $150.0 million upon achievement of certain sales events.

For the three months ended March 31, 2024, we did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the three months ended March 31, 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three months ended March 31, 2024 and 2023, we recognized $31.2 million and $30.8 million of royalty revenue, respectively, related to Evrysdi.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with Study 041 and other studies for Translarna for the treatment of nmDMD, our activities under our splicing and ferroptosis and inflammation programs and performance of our post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs.

The following table provides research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Development	$53,424	$66,808
Research	13,499	21,760
Milestones	—	30,000
Payroll, benefits, and share-based stock compensation	39,352	63,712
Facilities and other	9,854	12,844
Total research and development	$116,129	$195,124

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For 2024 compared to 2023, the decrease in development expenses primarily reflected the decrease in program spend related to our strategic pipeline prioritization as we continue to focus on our resources on our differentiated, high potential research and development programs.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For 2024 compared to 2023, the decrease in research expenses primarily reflected the decrease in program spend related to our strategic pipeline prioritization as we continue to focus on our resources on our differentiated, high potential research and development programs.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For 2024 compared to 2023, the decrease in milestone expenses primarily related to the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU in 2023.

Payroll, benefits, and share-based stock compensation. Consists of costs incurred for salaries and wages, bonus, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.

For 2024 compared to 2023, the decrease in payroll, benefits, and share-based stock compensation expenses primarily relates to our reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Original Royalty Purchase Agreement, the A&R Royalty Purchase Agreement, the 2026 Convertible Notes outstanding, the Blackstone Credit Agreement that we repaid and terminated in October 2023, offset by interest income earned on investments.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report.

Results of operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$177,604	$187,557	$(9,953)
Collaboration revenue	—	6	(6)
Royalty revenue	31,154	30,831	323
Manufacturing revenue	1,360	1,988	(628)
Cost of product sales, excluding amortization of acquired intangible asset	14,740	14,144	596
Amortization of acquired intangible asset	51,530	39,415	12,115
Research and development expense	116,129	195,124	(78,995)
Selling, general and administrative expense	73,272	86,914	(13,642)
Change in the fair value of contingent consideration	(100)	2,400	(2,500)
Interest expense, net	(40,834)	(27,331)	(13,503)
Other income, net	1,591	9,956	(8,365)
Income tax expense	(6,880)	(3,969)	(2,911)

Net product revenues. Net product revenues were $177.6 million for the three months ended March 31, 2024, a decrease of $10.0 million, or 5%, from $187.6 million for the three months ended March 31, 2023. The decrease in net product revenue was primarily due to a decrease in net product sales of Translarna, offset by an increase in net product sales of Emflaza. Emflaza net product revenues were $57.5 million for the three months ended March 31, 2024, an increase of $2.9 million, or 5%, compared to $54.6 million for the three months ended March 31, 2023. These results were driven by new patient starts and high compliance. Translarna net product revenues were $103.6 million for the three months ended March 31, 2024, a decrease of $11.5 million, or 10%, compared to $115.1 million for the three months ended March 31, 2023, driven by new patients in existing geographies and continued geographic expansion. The decrease was due to the timing of bulk patient orders.

Collaboration revenues. Collaboration revenues were $0.0 million for the three months ended March 31, 2024, a decrease of $6.0 thousand, or 100%, from $6.0 thousand for the three months ended March 31, 2023. The activity for collaboration revenue was immaterial for the three months ended March 31, 2024 and the three months ended March 31, 2023.

Royalty revenue. Royalty revenue was $31.2 million for the three months ended March 31, 2024, an increase of $0.3 million, or 1%, from $30.8 million for the three months ended March 31, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $1.4 million for the three months ended March 31, 2024, a decrease of $0.6 million, or 32%, from $2.0 million for the three months ended March 31, 2023. The decrease is due to less manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers being performed in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Cost of product sales, excluding amortization of acquired intangible asset. Cost of product sales, excluding amortization of acquired intangible asset, were $14.7 million for the three months ended March 31, 2024, an increase of $0.6 million, or 4%, from $14.1 million for the three months ended March 31, 2023. Cost of product sales consist primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, excluding contingent payments to Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), or Marathon, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to increases in Translarna and Upstaza inventory reserves, and increases in royalty costs driven by the full amortization of the Emflaza intangible asset during the three months ended March 31, 2024.  All Emflaza milestone payments are now recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Amortization of acquired intangible asset. Amortization of our intangible assets was $51.5 million for the three months ended March 31, 2024, an increase of $12.1 million, or 31%, from $39.4 million for the three months ended March 31, 2023. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase is primarily related to additional Marathon contingent payments for Emflaza. The Emflaza intangible asset was fully amortized during the three months ended March 31, 2024.

Research and development expense. Research and development expense was $116.1 million for the three months ended March 31, 2024, a decrease of $79.0 million, or 40%, from $195.1 million for the three months ended March 31, 2023. The decrease in research and development expenses reflects strategic portfolio prioritization as we continue to focus our resources on our differentiated, high potential research and development programs.

Selling, general and administrative expense. Selling, general and administrative expense was $73.3 million for the three months ended March 31, 2024, a decrease of $13.6 million, or 16%, from $86.9 million for the three months ended March 31, 2023. The decrease reflects lower employee costs as a result of the reduction in workforce in 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a gain of $0.1 million for the three months ended March 31, 2024, a change of $2.5 million, or over 100%, from a loss of $2.4 million for the three months ended March 31, 2023. The change is related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August

2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Interest expense, net. Interest expense, net was $40.8 million for the three months ended March 31, 2024, an increase of $13.5 million, or 49%, from $27.3 million for the three months ended March 31, 2023. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement, offset by a decrease in interest expense due to the termination of our Blackstone Credit Agreement.

Other income, net. Other income, net was $1.6 million for the three months ended March 31, 2024, a decrease of $8.4 million, or 84%, from other income, net of $10.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, unrealized and realized foreign exchange gains were $1.2 million, a decrease of $7.1 million, compared to gains of $8.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, unrealized gains from our ClearPoint debt and equity investments and marketable securities - equity investments were $0.4 million, a decrease of $1.3 million, compared to unrealized gains of $1.7 million for the three months ended March 31, 2023.

Income tax expense. Income tax expense was $6.9 million for the three months ended March 31, 2024, an increase of $2.9 million, or 73%, compared to income tax expense of $4.0 million for the three months ended March 31, 2023.  The increase in income tax expense is attributable to the recognition of the revenue associated with the Royalty Pharma agreement of 2023. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. On January 25, 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In accordance with EMA regulations, the EC has approximately 67 days to adopt the opinion from the date of its issuance. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the EEA. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.  Additionally, Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

We have historically financed our operations primarily through the issuance and sale of our common stock in public offerings, our “at the market offering” of our common stock, proceeds from the A&R Royalty Purchase Agreement, the private placements of our preferred stock, collaborations, bank and institutional lender debt, private offerings of convertible senior notes and convertible debt financings and grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next fiscal year. The net losses we incur may fluctuate significantly from quarter to quarter.

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

In October 2022, we entered into the Blackstone Credit Agreement for fundings of up to $950.0 million consisting of a committed loan facility funded on the Closing Date, in the aggregate principal amount of $300.0 million, and a delayed draw term loan facility of up to $150.0 million to be funded at our request within 18 months of the Closing Date subject to specified conditions, and further contemplating the potential for up to $500.0 million of additional financing, to the extent that we request such additional financing and subject to the Lenders’ agreement to provide such additional financing and to mutual agreement on terms. In October 2023, we terminated the Blackstone Credit Agreement. All liens and security interests securing the loans made pursuant to the Blackstone Credit Agreement were released upon termination.

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

Cash flows

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $884.8 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	70,761	(29,491)
Investing activities	(114,932)	(28,971)
Financing activities	540	4,094

Net cash provided by operating activities was $70.8 million for the three months ended March 31, 2024. Net cash used in operating activities was $29.5 million for the three months ended March 31, 2023. The net cash provided by operating activities for the three months ended March 31, 2024 was primarily related to the cash received from the sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide net sales from Evrysdi, offset by spend supporting clinical development and commercial activities. The net cash used in operating activities for the three months ended March 31, 2023 primarily relates to supporting clinical development and commercial activities.

Net cash used in investing activities was $114.9 million for the three months ended March 31, 2024 and net cash used in investing activities was $29.0 million for the three months ended March 31, 2023. Cash used in investing activities for the three months ended March 31, 2024, was primarily related to the acquisition of product rights, purchases of marketable securities-equity investments, purchases of marketable securities available-for-sale, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities. Cash used in investing activities for the three months ended March 31, 2023 was primarily related to the acquisition of product rights and purchases of fixed assets, partially offset by net sales and redemption of marketable securities.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2024 and $4.1 million for the three months ended March 31, 2023. Cash provided by financing activities for the three months ended March 31, 2024 and March 31, 2023 were primarily attributable to cash received from the exercise of options, partially offset by payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA if the EC ratifies the CHMP’s negative opinion for Translarna following a re-examination procedure. In March 2024, we submitted a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States. Also in March 2024, we submitted an MAA to the EMA for sepiapterin for the treatment of PKU and we expect to submit an NDA to the FDA for sepiapterin for the treatment of PKU no later than the third quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization following a re-examination procedure or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza following its loss of orphan drug exclusivity related to the treatment of DMD in patients five years and older;
●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;

●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease, such as COVID-19;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and ferroptosis and inflammation programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and ferroptosis and inflammation programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to continue to utilize the Hopewell Facility to manufacture program materials for third parties;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our ferroptosis and inflammation platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

We expect to make payments to the former Censa securityholders of $65.0 million in the aggregate in cash upon the potential achievement in 2024 of certain regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement. We also expect to pay the former equityholders of Agilis $20.0 million in regulatory milestone payments upon the acceptance for filing by the FDA of a BLA for Upstaza for the treatment of AADC deficiency and $4.5 million in regulatory milestone payments upon the approval of the BLA from the FDA. The BLA for Upstaza to the FDA was submitted in March 2024. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2023 Annual Report. There were no material changes to these obligations and commitments during the period ended March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2024, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, we implemented an enterprise resource planning (“ERP”) system, SAP, on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. This included the financial consolidation and reporting, sales order to cash, fixed assets, supplier management and indirect procure-to-pay processes, and we have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting for the three months ended March 31, 2024. No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2023, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Matthew Klein (Chief Executive Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)
Pierre Gravier (Chief Financial Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)
Pierre Gravier (Chief Financial Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2026	Indeterminable (1)
Neil Almstead (Chief Technical Operations Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)
Neil Almstead (Chief Technical Operations Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2026	Indeterminable (1)
Mark Boulding (EVP & Chief Legal Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)

Mark Boulding (EVP & Chief Legal Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2026	Indeterminable (1)
Lee Golden (EVP & Chief Medical Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)
Lee Golden (EVP & Chief Medical Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2026	Indeterminable (1)
Eric Pauwels (Chief Business Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)
Eric Pauwels (Chief Business Officer)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2026	Indeterminable (1)
Christine Utter (SVP, Chief Accounting Officer and Head of People Services)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2028	Indeterminable (1)

Christine Utter (SVP, Chief Accounting Officer and Head of People Services)	Adoption (February 15, 2024)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted on February 15, 2024	Sale	Until final settlement of RSUs on or around February 15, 2026	Indeterminable (1)

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+*	Employment Agreement between PTC Therapeutics, Inc. and Lee Golden
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*     Submitted electronically herewith.

+	Management contract, compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: April 25, 2024	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)