Form 10-Q
period 2024-06-30
PTC THERAPEUTICS, INC.
filed 2024-08-08
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 76,924,170 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	our ability to maintain our conditional marketing authorization for TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, including whether the European Medicines Agency, or EMA, determines in the re-examination process of the Committee for Medicinal Products for Human Use’s negative opinion for the renewal of the conditional marketing authorization of Translarna that the benefit-risk balance of Translarna authorization supports renewal of such authorization, or our ability to identify other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain our marketing authorizations in other jurisdictions in which Translarna has been approved;
●	our ability to utilize results from Study 041 and from our international drug registry study to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	expectations with respect to our ability to commercialize UpstazaTM (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, in the EEA, any potential regulatory submissions and potential approvals for our product candidates, and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;

●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	the extent, timing and financial aspects of our strategic pipeline prioritization and reductions in workforce;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and ferroptosis and inflammation programs;

●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$654,779	$594,001
Marketable securities	438,514	282,738
Trade and royalty receivables, net	187,150	160,822
Inventory, net	31,826	30,577
Prepaid expenses and other current assets	45,641	150,491
Total current assets	1,357,910	1,218,629
Fixed assets, net	65,987	87,089
Intangible assets, net	329,879	379,497
Goodwill	82,341	82,341
Operating lease ROU assets	57,135	91,896
Deposits and other assets	23,103	36,246
Total assets	$1,916,355	$1,895,698
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$338,800	$391,983
Deferred revenue	—	801
Operating lease liabilities- current	13,714	13,002
Finance lease liabilities- current	2,292	3,000
Liability for sale of future royalties- current	254,997	194,314
Total current liabilities	609,803	603,100
Long-term debt	284,806	284,213
Contingent consideration payable	21,300	36,300
Deferred tax liability	55,911	55,905
Operating lease liabilities- noncurrent	79,118	97,627
Finance lease liabilities- noncurrent	15,574	17,184
Liability for sale of future royalties- noncurrent	1,829,883	1,619,783
Other long-term liabilities	141	141
Total liabilities	2,896,536	2,714,253
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 76,900,123 shares at June 30, 2024. Authorized 250,000,000 shares; issued and outstanding 75,708,889 shares at December 31, 2023.	76	75
Additional paid-in capital	2,510,574	2,466,233
Accumulated other comprehensive loss	(16,498)	(1,285)
Accumulated deficit	(3,474,333)	(3,283,578)
Total stockholders’ deficit	(980,181)	(818,555)
Total liabilities and stockholders’ deficit	$1,916,355	$1,895,698

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net product revenue	$133,220	$174,592	$310,824	$362,149
Collaboration revenue	—	—	—	6
Royalty revenue	53,183	36,853	84,337	67,684
Manufacturing revenue	301	2,363	1,661	4,351
Total revenues	186,704	213,808	396,822	434,190
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	15,527	12,731	30,267	26,875
Amortization of acquired intangible assets	2,865	47,397	54,395	86,812
Research and development	132,169	185,874	248,298	380,998
Selling, general and administrative	69,500	88,449	142,772	175,363
Change in the fair value of contingent consideration	5,100	(128,900)	5,000	(126,500)
Intangible asset impairment	—	217,800	—	217,800
Tangible asset impairment and losses (gains) on transactions, net	1,761	—	1,761	—
Total operating expenses	226,922	423,351	482,493	761,348
Loss from operations	(40,218)	(209,543)	(85,671)	(327,158)
Interest expense, net	(43,490)	(29,415)	(84,324)	(56,745)
Other (expense) income, net	(2,025)	1,479	(434)	11,434
Loss before income tax (expense) benefit	(85,733)	(237,479)	(170,429)	(372,469)
Income tax (expense) benefit	(13,446)	38,596	(20,326)	34,627
Net loss attributable to common stockholders	$(99,179)	$(198,883)	$(190,755)	$(337,842)
Weighted-average shares outstanding:
Basic and diluted (in shares)	76,725,070	74,730,433	76,610,598	74,232,624
Net loss per share—basic and diluted (in dollars per share)	$(1.29)	$(2.66)	$(2.49)	$(4.55)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(99,179)	$(198,883)	$(190,755)	$(337,842)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(112)	397	(556)	451
Foreign currency translation loss, net of tax	(10,826)	(241)	(14,657)	(6,678)
Comprehensive loss	$(110,117)	$(198,727)	$(205,968)	$(344,069)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, March 31, 2024	76,653,960	$76	$2,486,722	$(5,560)	$(3,375,154)	$(893,916)
Exercise of options	71,552	—	2,636	—	—	2,636
Restricted stock vesting and issuance, net	67,466	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	1,973	—	—	1,973
Share-based compensation expense	—	—	19,243	—	—	19,243
Net loss	—	—	—	—	(99,179)	(99,179)
Comprehensive loss	—	—	—	(10,938)	—	(10,938)
Balance, June 30, 2024	76,900,123	$76	$2,510,574	$(16,498)	$(3,474,333)	$(980,181)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, March 31, 2023	74,012,034	$73	$2,339,886	$(1,587)	$(2,795,933)	$(457,561)
Exercise of options	481,051	1	14,273	—	—	14,274
Restricted stock vesting and issuance, net	50,382	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	117,304	—	3,805	—	—	3,805
Issuance of common stock in connection with milestone payable	657,462	1	29,569	—	—	29,570
Share-based compensation expense	—	—	29,371	—	—	29,371
Net loss	—	—	—	—	(198,883)	(198,883)
Comprehensive income	—	—	—	156	—	156
Balance, June 30, 2023	75,318,233	$75	$2,416,904	$(1,431)	$(2,994,816)	$(579,268)

				Accumulated
			Additional	other		Total
Six months ended June 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Exercise of options	181,444	—	4,747	—	—	4,747
Restricted stock vesting and issuance, net	902,645	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	1,973	—	—	1,973
Share-based compensation expense	—	—	37,621	—	—	37,621
Net loss	—	—	—	—	(190,755)	(190,755)
Comprehensive loss	—	—	—	(15,213)	—	(15,213)
Balance, June 30, 2024	76,900,123	$76	$2,510,574	$(16,498)	$(3,474,333)	$(980,181)

				Accumulated
			Additional	other		Total
Six months ended June 30, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Exercise of options	692,612	1	20,324	—	—	20,325
Restricted stock vesting and issuance, net	746,163	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	117,304	—	3,805	—	—	3,805
Issuance of common stock in connection with a milestone payable	657,462	1	29,569			29,570
Share-based compensation expense	—	—	58,186	—	—	58,186
Net loss	—	—	—	—	(337,842)	(337,842)
Comprehensive loss	—	—	—	(6,227)	—	(6,227)
Balance, June 30, 2023	75,318,233	$75	$2,416,904	$(1,431)	$(2,994,816)	$(579,268)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(190,755)	$(337,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,413	93,830
Non-cash operating lease expense	4,472	5,674
Non-cash royalty revenue related to sale of future royalties	(73,349)	(29,059)
Non-cash interest expense on liability related to sale of future royalties	102,340	37,753
Intangible asset impairment	—	217,800
Change in valuation of contingent consideration	5,000	(126,500)
Tangible asset impairment	168	—
Loss on sale of fixed assets	3,772	—
Gain on lease terminations	(2,179)	—
Unrealized loss on ClearPoint Equity Investments	1,252	1,112
Unrealized loss on ClearPoint convertible debt security	1,931	1,539
Unrealized gain on marketable securities- equity investments	(1,111)	(4,364)
Realized loss for the sale of ClearPoint Equity Investment	—	782
Non-cash stock consideration, milestone payment	—	29,570
Disposal of asset	—	133
Deferred income taxes	1	(50,907)
Amortization of discounts on investments, net	(6,993)	(88)
Amortization of debt issuance costs	591	1,001
Share-based compensation expense	37,621	58,186
Unrealized foreign currency transaction gains, net	(198)	(13,332)
Changes in operating assets and liabilities:
Inventory, net	(1,816)	(9,795)
Prepaid expenses and other current assets	99,791	63,951
Trade and royalty receivables, net	(31,310)	(18,022)
Deposits and other assets	10,062	6,936
Accounts payable and accrued expenses	(18,702)	32,437
Other liabilities	(2,892)	(3,055)
Deferred revenue	(801)	(1,351)
Net cash used in operating activities	$(692)	$(43,611)
Cash flows from investing activities
Purchases of fixed assets	$(2,213)	$(16,515)
Proceeds from sale of fixed assets	28,038	—
Purchases of marketable securities- available for sale	(291,734)	—
Purchases of marketable securities- equity investments	(17,406)	(18,159)
Sale and redemption of marketable securities- available for sale	136,650	21,544
Sale and redemption of marketable securities- equity investments	20,573	4,249
Sale and redemption of ClearPoint Equity Investments	—	2,594
Acquisition of product rights and licenses	(54,763)	(46,436)
Net cash used in investing activities	$(180,855)	$(52,723)
Cash flows from financing activities
Proceeds from exercise of options	$4,747	$20,325
Proceeds from employee stock purchase plan	1,973	3,805
Debt issuance costs related to secured loan	—	(197)
Proceeds from sales of future royalties	241,792	—
Payment of finance lease principal	(1,490)	(1,379)
Net cash provided by financing activities	$247,022	$22,554
Effect of exchange rate changes on cash	(7,217)	2,351
Net increase (decrease) in cash and cash equivalents	58,258	(71,429)
Cash and cash equivalents, and restricted cash beginning of period	610,284	295,925
Cash and cash equivalents, and restricted cash end of period	$668,542	$224,496
Supplemental disclosure of cash information
Cash paid for interest	$3,666	$22,310
Cash paid for income taxes	6,117	9,196
Supplemental disclosure of non-cash investing and financing activity
Unrealized (loss) gain on marketable securities, net of tax	$(556)	$451
Right-of-use assets obtained in exchange for operating lease obligations	1,723	—
Acquisition of product rights and licenses	3,105	36,879
Fixed asset additions through tenant improvement allowance	16,739	—
Milestone payable	37,500	2,500
Debt issuance costs related to senior secured term loan	—	38
Capital expenditures unpaid at the end of the period	—	36

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

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

The Company has two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) for the treatment of nonsense mutation Duchenne muscular dystrophy (“nmDMD”) in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission (“EC”) following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP”), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. On June 27, 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. Per EMA guidelines, the Company has requested a re-examination of the CHMP’s negative opinion regarding the renewal of the existing conditional marketing authorization. The marketing authorization for Translarna remains in effect, pending the outcomes of the re-examination procedure and subsequent EC adoption. Based on the timeline of these procedures, the Company expects the marketing authorization for Translarna to remain in effect through the end of 2024 even if the CHMP’s negative opinion is maintained and adopted.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA re-submission. The Company held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, the Company re-submitted the NDA in July 2024, based on the results from Study 041 and from the Company’s international drug registry study for nmDMD patients receiving Translarna.

The Company has developed Upstaza (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In March 2024, the Company submitted a biologics license application (“BLA”) for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA has accepted for filing the BLA and granted priority review with a target regulatory action date of November 13, 2024.

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

One of the Company’s most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. In May 2023, the Company announced that the primary endpoint was achieved in its registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”). The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. In March 2024, the Company submitted a marketing authorization application (“MAA”) to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. Additionally, the Company participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA requested that PTC complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. In July 2024, following completion of the in-life portion of the study, the Company submitted an NDA to the FDA for sepiapterin for the treatment of PKU. PTC also expects to make regulatory submissions for sepiapterin for the treatment of PKU in Japan and Brazil later in 2024.

In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, the Company announced interim data from the 12-week placebo-controlled phase. In June 2024, the Company announced additional interim results from the Phase 2 study of PTC518. At month 12, PTC518 treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, PTC518 continued to be well tolerated. Based on its review of the interim Phase 2 study data, the FDA lifted the partial clinical hold on the program.

The Company’s ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s ferroptosis and inflammation platform are vatiquinone and utreloxastat. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, the Company met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial. The Company plans to submit an NDA for vatiquinone in late 2024. The Company initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. The Company expects topline results from this trial in the fourth quarter of 2024.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of June 30, 2024, the Company had an accumulated deficit of approximately $3,474.3 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 9), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 2), net proceeds from the Company’s borrowings under its credit agreement with Blackstone (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, milestone and royalty payments from Roche, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2023 and notes thereto included in the 2023 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ deficit, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s facility in Hopewell Township, New Jersey. The amount of the letter of credit was $7.5 million and was to be maintained for a term of not less than five years and had the potential to be reduced to $3.8 million if after five years the Company was not in default of its lease. In June 2024, in connection with an amendment and restatement of the lease, the letter of credit was reduced to $5.0 million, and has the potential to be reduced to $3.0 million if after July 1, 2025, the Company is not in default of its lease. Refer to Note 3 for further details. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit that was entered into during June 2022 in connection with obligations for the Company’s new facility lease in Warren, New Jersey. The amount of the letter of credit is $8.1 million and has the potential to be reduced to $4.1 million if after five years the Company is not in default of its lease. Both amounts are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the respective letters of credit. Restricted cash also includes a bank guarantee of $0.6 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$654,779	$594,001
Restricted cash included in deposits and other assets	13,763	16,283
Total Cash, cash equivalents and restricted cash per statement of cash flows	$668,542	$610,284

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2024 and 2023, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2024	December 31, 2023
Raw materials	$1,113	$952
Work in progress	24,033	17,991
Finished goods	6,680	11,634
Total inventory	$31,826	$30,577

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three months ended June 30, 2024, the inventory write-downs were immaterial. For the six months ended June 30, 2024, the Company recorded inventory write-downs of $2.6 million, primarily related to adjustments to inventory reserves and product approaching expiration. For the three and six months ended June 30, 2023, the Company recorded inventory write-downs of $0.3 million and $0.4 million, respectively, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and six months ended June 30, 2024 and 2023, these amounts were immaterial.

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

For the three months ended June 30, 2024 and 2023, net product sales outside of the United States were $85.9 million and $108.9 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $70.4 million and $96.5 million of the net product sales outside of the United States for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, net product sales in the United States were $47.3 million and $65.7 million, respectively, consisting solely of sales of Emflaza. During the three months ended June 30, 2024, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $47.3 million and $30.4 million of net product sales, respectively. During the three months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $65.7 million, $19.1 million, and $23.1 million of net product sales, respectively.

For the six months ended June 30, 2024 and 2023, net product sales outside of the United States were $206.0 million and $241.8 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $173.9 million and $211.6 million of the net product sales outside of the United States for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, net product sales in the United States were $104.8 million and $120.3 million, respectively, consisting solely of Emflaza. During the six months ended June 30, 2024, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $104.8 million, $54.8 million, and $39.1 million of net product sales, respectively. During the six months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $120.3 million, $63.7 million, and $48.9 million of net product sales, respectively.

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

For the three and six months ended June 30, 2024 and 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three and six months ended June 30, 2024, the Company has recognized $53.2 million and $84.3 million of royalty revenue, respectively, related to Evrysdi. For the three and six months ended June 30, 2023, the Company has recognized $36.9 million and $67.7 million of royalty revenue, respectively, related to Evrysdi.

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

For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $1.7 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. For the three and six months ended June 30, 2023, the Company recognized $2.4 million and $4.4 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. As of June 30, 2024, the Company has no contract assets and no remaining performance obligations related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2023, the Company had contract assets of $0.2 million and remaining performance obligations of $0.8 million related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three and six months ended June 30, 2024 and 2023, no allowance was recorded for credit losses. The allowance for doubtful accounts was $0.6 million as of June 30, 2024, and $1.2 million as of December 31, 2023. For the three and six months ended June 30, 2024 and 2023, bad debt expense was immaterial.

Liability for sale of future royalties

In June 2024, the Company, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) and Royalty Pharma plc, entered into an amendment to the Amended and Restated Royalty Purchase Agreement, dated as of October 18, 2023 (as amended, the “A&R Royalty Purchase Agreement”). The A&R Royalty Purchase Agreement amended and restated in its entirety the original Royalty Purchase Agreement, dated as of July 17, 2020 (the “Original Royalty Purchase Agreement”).  Pursuant to the A&R Royalty Purchase Agreement, the Company has sold to Royalty Pharma a portion of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program.

Pursuant to the guidance in ASC 470-10-25-2, the Company determined that cash consideration obtained pursuant to the A&R Royalty Purchase Agreement should be classified as debt and recorded it as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on the Company’s consolidated balance sheet based on the timing of the expected payments to be made to Royalty Pharma at the time of the transaction. Under the A&R Royalty Purchase Agreement, the Company exercised a put option in June 2024, resulting in the Company receiving $241.8 million in cash consideration. In connection with the put option exercise, the change in rights and obligations resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt —Modifications and Extinguishments. The Company determined that the present value of the cash flows after the put option exercise was not substantially different and was therefore determined to be a modification. The $241.8 million in cash consideration obtained was added to the liability for sale of future royalties and the annual effective interest rate under the A&R Royalty Purchase Agreement was determined to be 9.9%. The liability is amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and the Company updates the effective interest rate on a quarterly basis. Refer to Note 9 for further details.

To date, the Company has sold to Royalty Pharma a total of 90.49% of the Royalty, which will be reduced to 83.33% (the “Assigned Royalty Rights”) after Royalty Pharma receives $1.3 billion in aggregate payments (the “Assigned Royalty Cap”) from the Royalty assigned at the closing of the Original Purchase Agreement.  In exchange for the Assigned Royalty Rights, Royalty Pharma has paid to the Company upfront cash consideration totaling $1.9 billion, less Royalty payments received by the Company with respect to the Assigned Royalty Rights. The Company currently retains 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met.  The Company has the option under the A&R Royalty Purchase Agreement to sell its retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments:  (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by the Company with respect to the Assigned Royalty Rights.  The A&R Royalty Purchase Agreement will terminate 60 days following the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement.

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of in process research and development ("IPR&D"). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement asset acquired in a business combination. The Company utilizes the "income method" and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2024.

Since 2022, TCJA amendments to IRC Section 174 no longer permits an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change is anticipated to result in an increased current taxable income of the Company by $93.0 million for the year ending December 31, 2024.

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

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Leasehold improvements are capitalized and depreciated over the lesser of useful life or lease term. Refer to Note 3 for further details.

Tangible asset impairment and losses (gains) on transactions, net

Tangible asset impairment and losses (gains) on transactions, net includes impairments identified on fixed assets, losses and gains on sales of fixed assets, and gains on lease terminations.  For the three and six months ended June 30, 2024, these amounts consisted of a $4.2 million loss related to the sale of certain assets related to gene therapy manufacturing and $0.2 million of fixed asset impairments. These amounts were partially offset by a gain of $2.2 million on lease terminations (Note 3) and a $0.4 million gain on sales of fixed assets.

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

3.        Leases

Effective April 2024, the Company began utilizing the Warren Premises, as described below, as its principal office space. The Company also leases office space in South Plainfield, New Jersey through August 2024, in addition to office and laboratory space in Bridgewater, New Jersey and other locations throughout the United States and office space in various countries for international employees primarily through workspace providers.

The Company has a lease agreement (the “Warren Lease”) with Warren CC Acquisitions, LLC (the “Warren Landlord”) relating to the lease of two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space (the “Warren Premises”) at a facility located in Warren, New Jersey. The rental term of the Warren Lease commenced on June 1, 2022, with an initial term of seventeen years (the “Warren Initial Term”), followed by three consecutive five-year renewal periods at the Company’s option. The aggregate base rent for the Warren Initial Term is approximately $163.0 million; provided, however, that if the Company is not subject to an Event of Default (as defined in the Warren Lease), the Company is entitled to a base rent abatement over the first three years of the Warren Initial Term of approximately $18.6 million, reducing the Company’s total base rent obligation to $144.4 million.

The Company is entitled to an allowance of approximately $36.2 million to be provided by the Warren Landlord to be used towards such improvements. The Landlord is providing the allowance to cover those assets that are real property improvements, such as structural components, roofs, flooring, etc., whose useful lives are typically longer in nature. The Company evaluated the leasehold improvements under ASC 842 and determined that the Company will be the owner of the improvements, and therefore the $36.2 million allowance and $5.0 million due from the Landlord were treated as lease incentives at the commencement of the lease and included in the calculation of the lease ROU asset and lease ROU liability, effectively reducing both at the commencement date of the lease. As a result, the Company recorded an operating lease ROU asset of $28.9 million and an operating lease ROU liability of $28.9 million as of the commencement date of the lease.

The Company also leases office and laboratory space at a facility located in Hopewell Township, New Jersey pursuant to a Lease Agreement (the “Hopewell Lease”) with Hopewell Campus Owner LLC. In connection with the disposition of certain assets related to gene therapy manufacturing, on June 17, 2024, the Company and Hopewell Campus Owner LLC entered into an amendment and restatement of the Hopewell Lease (the “Hopewell Lease Amendment”). At its inception, the Hopewell Lease was determined to have four separate lease components. The Hopewell Lease Amendment terminated three of the four lease components, reducing the leased space from 220,500 square feet to 93,461 square feet and significantly reducing the corresponding rent subject to the lease. The Company did not pay any termination fees in connection with the Hopewell Lease Amendment. As a result of the three terminated lease components, the related ROU asset was written off, the lease liability was derecognized, and the Company recognized a gain of $2.2 million during the three months and six months ended June 30, 2024. The gain is included within tangible asset impairment and losses (gains) on transactions, net on the Company’s consolidated statements of operations. The Hopewell Lease Amendment did not fully or partially terminate the remaining lease component, which was therefore remeasured using an incremental borrowing rate at the date of modification of 7.5%, which resulted in an increase of the ROU asset and operating lease liability of $1.6 million, respectively. In connection with the Hopewell Lease Amendment, $2.5 million of the letter of credit was returned to the Company and recorded as part the Company’s cash balance as of June 30, 2024.

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of June 30, 2024, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $2.3 million and $15.6 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2023, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $17.2 million, respectively. Additionally, the Company recorded finance lease costs of $0.3 million and $0.7 million related to interest on the lease liability during the three and six months ended June 30, 2024, respectively. The Company recorded finance lease costs of $0.4 million and $0.7 million related to interest on the lease liability during the three and six months ended June 30, 2023, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.2 years to 14.9 years and certain of the leases include renewal options to extend the lease for up to 15 years. Rent expense was $6.8 million and $7.2 million for the three months ended June 30, 2024 and 2023, respectively, and $13.6 million and $14.3 million for the six months ended June 30, 2024 and 2023, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Lease Cost
Fixed lease cost	$5,549	$5,500	$11,124	$10,973
Variable lease cost	973	1,411	2,042	2,764
Short-term lease cost	228	292	442	595
Total operating lease cost	$6,750	$7,203	$13,608	$14,332

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease terms - operating leases (years)	12.16	11.55
Weighted-average discount rate - operating leases	8.12%	8.69%
Weighted-average remaining lease terms - finance lease (years)	8.51	9.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,617	$7,624
Financing cash flows from finance lease	1,490	1,379
Operating cash flows from finance lease	1,510	1,621

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,723	$—

Changes due to lease modification and termination:
Net decrease in right-of-use assets	$31,763	$—
Net decrease in operating lease liabilities	33,908	—

Future minimum lease payments under non-cancelable leases as of June 30, 2024 were as follows:

	Operating Leases	Finance Lease
2024 (excludes the six months ended June 30, 2024)	$10,080	$—
2025	16,184	3,000
2026	15,635	3,000
2027	13,406	3,000
2028 and thereafter	135,123	15,000
Total lease payments	190,428	24,000
Less: Imputed Interest expense	97,596	6,134
Total	$92,832	$17,866

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets on the consolidated balance sheet as of June 30, 2024 and December 31, 2023. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company can convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, which matures five years from the purchase date. The Company determined that the convertible note represents an available for sale debt security and the Company has elected to record it at fair value under ASC 825. The Company classifies its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value is based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security is determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk-free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security is included as a component of prepaids and other current assets on the consolidated balance sheet as of June 30,

2024 and as a component of deposits and other assets as of December 31, 2023. Other than the ClearPoint Equity Investments and the ClearPoint convertible debt security, no other items included in prepaids and other current assets on the consolidated balance sheets are fair valued.

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

The table presented below is a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the three and six months ended June 30, 2024 and June 30, 2023:

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	March 31,	Unrealized	Unrealized	Investments	Redemptions/	June 30,
	2024	Gain/(Loss)	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$30,379	401	(2,864)	8,340	(19,367)	$16,889
ClearPoint Equity Investments	6,083	(1,261)	—	—	—	4,822
ClearPoint convertible debt security	12,719	(2,097)	—	—	—	10,622
Total Fair Value	$49,181	$(2,957)	$(2,864)	$8,340	$(19,367)	$32,333

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	March 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	June 30,
	2023	Gain/(Loss)	Loss	Gain	Purchased	Sale	2023
Marketable securities - equity investments	$108,559	2,256	—	1,177	18,159	(2,206)	$127,945
ClearPoint Equity Investments	10,926	(1,073)	(782)	—	—	(2,594)	6,477
ClearPoint convertible debt security	15,290	(1,597)	—	—	—	—	13,693
Total Fair Value	$134,775	$(414)	$(782)	$1,177	$18,159	$(4,800)	$148,115

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments	Redemptions/	June 30,
	2023	Gain/(Loss)	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$22,634	1,111	(3,689)	17,406	(20,573)	$16,889
ClearPoint Equity Investments	6,074	(1,252)	—	—	—	4,822
ClearPoint convertible debt security	12,553	(1,931)	—	—	—	10,622
Total Fair Value	$41,261	$(2,072)	$(3,689)	$17,406	$(20,573)	$32,333

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	June 30,
	2022	Gain/(Loss)	Loss	Gain	Purchased	Sale	2023
Marketable securities - equity investments	$108,261	4,364	—	1,410	18,159	(4,249)	$127,945
ClearPoint Equity Investments	10,965	(1,112)	(782)	—	—	(2,594)	6,477
ClearPoint convertible debt security	15,231	(1,538)	—	—	—	—	13,693
Total Fair Value	$134,457	$1,714	$(782)	$1,410	$18,159	$(6,843)	$148,115

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$421,625	$—	$421,625	$—
Marketable securities - equity investments	$16,889	$16,889	$—	$—
ClearPoint Equity Investments	$4,822	$4,822	$—	$—
ClearPoint convertible debt security	$10,622	$—	$10,622	$—
Contingent consideration payable- development and regulatory milestones	$9,800	$—	$—	$9,800
Contingent consideration payable- net sales milestones	$11,500	$—	$—	$11,500

	December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$260,104	$—	$260,104	$—
Marketable securities - equity investments	$22,634	$22,634	$—	$—
ClearPoint Equity Investments	$6,074	$6,074	$—	$—
ClearPoint convertible debt security	$12,553	$—	$12,553	$—
Contingent consideration payable- development and regulatory milestones	$26,600	$—	$—	$26,600
Contingent consideration payable- net sales milestones and royalties	$9,700	$—	$—	$9,700

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended June 30, 2024 and December 31, 2023.

The following is a summary of marketable securities accounted for as available for sale debt securities at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$133,081	$—	$(113)	$132,968
Corporate debt securities	14,906	—	(7)	14,899
Government obligations	273,868	39	(149)	273,758
Total	$421,855	$39	$(269)	$421,625

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$117,044	$128	$(12)	$117,160
Corporate debt securities	1,650	—	(2)	1,648
Government obligations	141,084	212	—	141,296
Total	$259,778	$340	$(14)	$260,104

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and six months ended June 30, 2024 and 2023, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and six months ended June 30, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit.

For the three and six months ended June 30, 2024, the Company did not have any realized gains or losses from the sale of available for sale debt securities. For the three and six months ended June 30, 2023, the Company had $0.3 million and $0.3 million realized losses from the sale of available for sale debt securities, respectively. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of June 30, 2024 are as follows:

	June 30, 2024
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(113)	103,505	—	—	(113)	$103,505
Corporate debt securities	$(7)	14,899	—	—	(7)	$14,899
Government obligations	$(149)	175,487	—	—	(149)	$175,487
Total	$(269)	$293,891	$—	$—	$(269)	$293,891

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2023 are as follows:

	December 31, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(12)	44,446	—	—	(12)	$44,446
Corporate debt securities	$—	—	(2)	1,648	(2)	$1,648
Total	$(12)	$44,446	$(2)	$1,648	$(14)	$46,094

Available for sale debt securities at June 30, 2024 and December 31, 2023 mature as follows:

	June 30, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$132,968	$—
Corporate debt securities	14,899	—
Government obligations	273,758	—
Total	$421,625	$—

	December 31, 2023
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$117,160	$—
Corporate debt securities	1,648	—
Government obligations	141,296	—
Total	$260,104	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at June 30, 2024 and December 31, 2023 was $276.1 million and $265.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. The fair value of the net sales milestones is determined utilizing a valuation framework that estimates net sales volatility to simulate a range of possible payment scenarios. The average of the payments in these scenarios is then discounted to calculate present fair value. As of June 30, 2024, the contingent consideration balance, consisting solely of the Upstaza related contingent milestones, was $21.3 million.

As of June 30, 2024, the weighted average discount rate for the Upstaza development and regulatory milestones was 6.1% and the weighted average probability of success was 95%. As of June 30, 2024, the weighted average discount rate for the Upstaza net sales milestones was 12.0% and the weighted average probability of success for the net sales milestones was 98%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the periods ended June 30, 2024 and June 30, 2023:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2023	$26,600	$9,700
Additions	—	—
Change in fair value	3,200	1,800
Reclassification to accounts payable and accrued expenses	(20,000)	—
Payments	—	—
Ending balance as of June 30, 2024	$9,800	$11,500

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	(56,100)	(70,400)
Payments	—	—
Ending balance as of June 30, 2023	$26,400	$11,100

In May 2024, the BLA for our gene therapy for the treatment of AADC deficiency was accepted for filing by the FDA. The application has been granted priority review with a target regulatory action date of November 13, 2024. The acceptance triggered a $20.0 million milestone payment to the former equityholders of Agilis in accordance with the terms of the Agilis Merger Agreement and was recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet as of June 30, 2024.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$9,800	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $11 million 95% 6.0% - 6.2% 2024 - 2026
Contingent considerable payable- net sales milestones and royalties	$11,500	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 95% - 100% 0% 12% 2026 - 2034

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,600	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.8% - 6.1% 2024 - 2026
Contingent considerable payable- net sales milestones and royalties	$9,700	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 85% - 100% 0% 11% 2026 - 2034

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
	2024	2023
Employee compensation, benefits, and related accruals	$36,711	$62,643
Income tax payable	3,699	—
Consulting and contracted research	21,814	27,500
Professional fees	2,429	2,246
Sales allowance	66,780	77,176
Sales rebates	118,652	131,334
Royalties	14,942	74,111
Accounts payable	24,279	6,045
Milestone payable	37,500	—
Other	11,994	10,928
Total	$338,800	$391,983

As of June 30, 2024 and December 31, 2023, there were $0.7 million and $9.0 million, respectively, of accrued restructuring costs included above within employee compensation, benefits, and related accruals from a reduction in workforce in the year ended December 31, 2023 in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform.

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three and six months ended June 30, 2024 and 2023. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of June 30, 2024.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Numerator
Net loss	$(99,179)		$(198,883)		$(190,755)		$(337,842)
Denominator
Denominator for basic and diluted net loss per share	76,725,070		74,730,433		76,610,598		74,232,624
Net loss per share:
Basic and diluted	$(1.29)	*	$(2.66)	*	$(2.49)	*	$(4.55)	*

*     In the three and six months ended June 30, 2024 and 2023, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2024	2023
Stock Options	9,281,739	11,674,491
Unvested restricted stock awards and units	3,602,845	3,616,939
Total	12,884,584	15,291,430

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of June 30, 2024, awards for 6,819,140 shares of common stock are available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of June 30, 2024, awards for 1,996,946 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2024 through June 30, 2024, the Company issued a total of 864,855 stock options to various employees. Of those, 11,310 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2023	9,600,399	$43.59
Granted	864,855	$25.70
Exercised	(192,210)	$22.10
Forfeited/Cancelled	(991,305)	$45.80
Outstanding at June 30, 2024	9,281,739	$42.13	5.77	years	$14,161
Vested or Expected to vest at June 30, 2024	1,904,403	$37.27	8.54	years	$4,115
Exercisable at June 30, 2024	7,177,321	$43.68	4.94	years	$9,453

The fair value of grants made in the six months ended June 30, 2024 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended
June 30, 2024
Risk-free interest rate	4.23% - 4.66%
Expected volatility	53% - 54%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six months ended June 30, 2024 was $13.50 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Awards and Restricted Stock Units—Restricted stock awards and restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock awards and restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2024, through June 30, 2024, the Company issued a total of 1,800,930 restricted stock units to various employees. Of those, 17,955 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock awards and units:

	Restricted Stock Awards and Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2023	2,866,270	$41.82
Granted	1,800,930	25.72
Vested	(891,879)	44.35
Forfeited	(172,476)	37.61
Unvested at June 30, 2024	3,602,845	$33.35

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if certain regulatory milestones are achieved over an approximately two year performance period. As of June 30, 2024, the achievements of the performance goals have not yet been deemed probable and therefore no expense has been recognized to date.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and six months ended June 30, 2024, the Company recorded $0.6 million and $1.1 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$9,428	$15,529	$18,395	$30,842
Selling, general and administrative	9,815	13,842	19,226	27,344
Total	$19,243	$29,371	$37,621	$58,186

As of June 30, 2024, there was approximately $134.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.3 years.

9.        Debt

Liability for sale of future royalties

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the six months ended June 30, 2024:

Six Months Ended June 30,
Liability for sale of future royalties- (current and noncurrent)	2024
Beginning balance as of December 31, 2023	$1,814,097
Less: Non-cash royalty revenue payable to Royalty Pharma	(73,349)
Plus: Non-cash interest expense recognized	102,340
Plus: Cash received from Royalty Pharma	241,792
Ending balance	$2,084,880
Effective interest rate as of June 30, 2024	9.9%

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

The Blackstone Credit Agreement consisted of the following:

	June 30, 2024	December 31, 2023
Principal	$—	$300,000
Less: Debt issuance costs	—	—
Repayment of senior secured term loan	—	(300,000)
Net carrying amount	$—	$—

The following table sets forth total interest expense recognized related to the Blackstone Credit Agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$—	$9,354	$—	$18,532
Amortization of debt issuance costs	—	272	—	423
Total	$—	$9,626	$—	$18,955
Effective interest rate	—%	13.4%	—%	13.4%

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

The 2026 Convertible Notes consist of the following:

	June 30, 2024	December 31, 2023
Principal	$287,500	$287,500
Less: Debt issuance costs	(2,694)	(3,287)
Net carrying amount	$284,806	$284,213

As of June 30, 2024, the remaining contractual life of the 2026 Convertible Notes is approximately 2.2 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,066	$1,066	$2,142	$2,135
Amortization of debt issuance costs	295	290	591	578
Total	$1,361	$1,356	$2,733	$2,713
Effective interest rate	1.9%	1.9%	1.9%	1.9%

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

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company was obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that was successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicensed, including Evrysdi, a specified percentage of certain payments the Company received from its licensee. The Company was not obligated to make such payments unless and until annual sales of a collaboration product exceeded a designated threshold. Since inception, the SMA Foundation has earned $52.5 million in royalty payments, all of which was paid as of June 30, 2024. During the year ended December 31, 2023, the Company had reached its obligations to make such payments to the SMA Foundation of an aggregate of $52.5 million, and therefore, there are no further payment obligations due.

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

In March 2024, the Company submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA and granted priority review with a target regulatory action date of November 13, 2024. The acceptance triggered a $20.0 million milestone payment to former equity holders of Agilis, which was recorded in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2024. As of June 30, 2024, the remaining potential regulatory milestones the Company expects to achieve is $11.1 million, and the remaining potential sales milestones the Company expects to achieve is $50.0 million, both of which relate solely to Upstaza.

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

In May 2024, the Company announced the validation and acceptance for review of an MMA for sepiapterin by the EMA for the treatment of PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $15.0 million regulatory milestone to the former Censa securityholders during the three months ended June 30, 2024. The $15.0 million regulatory milestone was recorded in accounts payable and accrued expense on the Company's consolidated balance sheet as of June 30, 2024. The Company expects to make additional payments to the former Censa securityholders of $50.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

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

During the three months ended June 30, 2024 and 2023, net product sales outside of the United States were $85.9 million and $108.9 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $70.4 million and $96.5 million of the net product sales outside of the United States for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, net product sales in the United States were $47.3 million and $65.7 million, respectively, consisting solely of sales of Emflaza. During the three months ended June 30, 2024, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $47.3 million and $30.4 million of the net product sales, respectively. During the three months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $65.7 million, $19.1 million, and $23.1 million of the net product sales, respectively. For the three months ended June 30, 2024 and 2023, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

For the six months ended June 30, 2024 and 2023, net product sales outside of the United States were $206.0 million and $241.8 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $173.9 million and $211.6 million of the net product sales outside of the United States for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, net product sales in the United States were $104.8 million and $120.3 million, respectively, consisting solely of Emflaza. During the six months ended June 30, 2024, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $104.8 million, $54.8 million, and $39.1 million of net product sales, respectively. During the six months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $120.3 million, $63.7 million, and $48.9 million of net product sales, respectively. For the six months ended June 30, 2024 and 2023, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of June 30, 2024 and December 31, 2023, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

Collaboration and Royalty revenue

In November 2011, the Company and the SMA Foundation entered into a licensing and collaboration agreement with Roche. Under the terms of the SMA License Agreement, Roche acquired an exclusive worldwide license to the Company’s SMA program.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of June 30, 2024, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $150.0 million.

For the three and six months ended June 30, 2024 and 2023, the amounts recognized for the collaboration revenue related to the licensing and collaboration agreement with Roche were immaterial.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and six months ended June 30, 2024, the Company has recognized $53.2 million and $84.3 million of royalty revenue, respectively, related to Evrysdi. For the three and six months ended June 30, 2023, the Company has recognized $36.9 million and $67.7 million of royalty revenue related to Evrysdi, respectively.

Manufacturing Revenue

For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $1.7 million of manufacturing revenue, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the three and six months ended June 30, 2023, the Company recognized $2.4 million and $4.4 million of manufacturing revenue, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, the Company does not have a contract liabilities balance related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. As of December 31, 2023, the Company had a contract liabilities balance of $0.8 million related to the production of plasmid DNA and AAV vectors for external customers, which is recorded within deferred revenue on the consolidated balance sheet. For the six-month period ended June 30, 2024, the Company recognized $0.8 million related to the amounts included in the contract liability balance at the beginning of the period.

As of June 30, 2024, the Company has no contract assets related to plasmid DNA and AAV production for external customers. As of December 31, 2023, the Company had contract assets of $0.2 million related to plasmid DNA and AAV production for external customers, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward.

Remaining performance obligations

There are no remaining performance obligations as of June 30, 2024. The Company’s remaining performance obligations of $0.8 million as of December 31, 2023 were fully recognized during the six months ended June 30, 2024.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at June 30, 2024 and December 31, 2023:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	June 30,
intangibles assets, gross	2023	Additions	translation	2024
Emflaza	$527,417	$—	$—	$527,417
Waylivra	10,218	2,130	(324)	12,024
Tegsedi	13,322	3,149	(422)	16,049
Upstaza	89,550	—	—	89,550
Total definite-lived intangibles, gross	$640,507	$5,279	$(746)	$645,040

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	June 30,
intangibles assets, accumulated amortization	2023	Amortization	translation	2024
Emflaza	$(478,618)	$(48,799)	$—	$(527,417)
Waylivra	(3,965)	(756)	131	(4,590)
Tegsedi	(3,311)	(1,108)	113	(4,306)
Upstaza	(10,882)	(3,732)	—	(14,614)
Total definite-lived intangibles, accumulated amortization	$(496,776)	$(54,395)	$244	$(550,927)

Total definite-lived intangibles, net				$94,113

Marathon was entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, which expired

February 2024. In accordance with the guidance for an asset acquisition, the Company recorded the milestone payments when they became payable to Marathon and increased the cost basis for the Emflaza rights intangible asset. As of June 30, 2024, the Emflaza rights intangible asset was fully amortized, therefore for the six months ended June 30, 2024, the milestone payment was recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the six months ended June 30, 2024, royalty payments of $3.1 million and $2.1 million were recorded for Tegsedi and Waylivra, respectively. As of June 30, 2024, a royalty payable of $2.7 million and $0.5 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

For the three months ended June 30, 2024 and 2023, the Company recognized amortization expense of $2.9 million and $47.4 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. For the six months ended June 30, 2024 and 2023, the Company recognized amortization expense of $54.4 million and $86.8 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Upstaza, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of June 30, 2024
2024	$5,719
2025	11,429
2026	11,429
2027	11,429
2028 and thereafter	54,107
Total	$94,113

The weighted average remaining amortization period of the definite-lived intangibles as of June 30, 2024 is 9.0 years.

Indefinite-lived intangibles

Indefinite-lived intangible assets consisted of the following at June 30, 2024 and December 31, 2023:

	Ending Balance at			Ending Balance at
Indefinite-lived	December 31,			June 30,
intangibles assets	2023	Additions	Impairment	2024
Upstaza	$235,766	$—	$—	$235,766
Total indefinite-lived intangibles	$235,766	$—	$—	$235,766

Total intangible assets, net				$329,879

In connection with the acquisition of the Company’s gene therapy platform from Agilis, the Company acquired rights to Upstaza, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. There have been no changes to the indefinite lived intangible assets balance since the year ended December 31, 2023. Accordingly, the indefinite lived intangible asset balance as of June 30, 2024 is $235.8 million.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of June 30, 2024, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of June 30, 2024 is $82.3 million.

13.        Subsequent events

In July 2024, the Company announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone to the former Censa securityholders. The $25.0 million regulatory milestone will be recorded in research and development expense for the three and nine months ended September 30, 2024.

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

Corporate Updates

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the quarter ended June 30, 2024, we recognized $70.4 million in net sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended June 30, 2024, we recognized $47.3 million in net sales of Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission, or EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. On June 27, 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. Per the EMA guidelines, we have requested a re-examination of the CHMP’s negative opinion regarding the renewal of the existing conditional marketing authorization. The marketing authorization for Translarna remains in effect, pending the outcomes of the re-examination procedure and subsequent EC adoption. Based on the timeline of these procedures, PTC expects the marketing authorization for Translarna to remain in effect through the end of 2024 even if the negative opinion is maintained and adopted. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

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

There is substantial risk that if the EC adopts the CHMP’s negative opinion following re-examination, or we are otherwise unable to renew our EEA marketing authorization during any annual renewal cycle, or we are unable to identify other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA should the EC adopt the CHMP’s negative opinion or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna.

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

UpstazaTM (eladocagene exuparvovec)

Our product Upstaza is a gene therapy used for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In March 2024, we submitted a biologics license application, or BLA, to the FDA for Upstaza for the treatment of AADC deficiency in the United States. In May 2024, the FDA has accepted for filing the BLA for our gene therapy for the treatment of AADC deficiency and granted priority review with a target regulatory action date of November 13, 2024.

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

Diversified Development Pipeline

Sepiapterin

One of our most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. In March 2024, we submitted a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. Additionally, we participated in a pre-NDA meeting with the FDA in the third quarter of 2023. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA requested that we complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. This nonclinical study was not initially required when we acquired sepiapterin, as the NDA submission was planned under the Section 505(b)(2) pathway.

Given that sepiapterin is a novel therapy with distinct pharmacology, biodistribution, mechanism of action and differentiated efficacy, we subsequently decided to make the NDA submission under the Section 505(b)(1) pathway, which requires the 26-week study, which is considered a required NDA component needed to inform labeling and is typically completed prior to submission. In July 2024, following completion of the in-life portion of the study, we submitted an NDA to the FDA for sepiapterin for the treatment of PKU. We also expect to make regulatory submissions for sepiapterin for the treatment of PKU in Japan and Brazil later in 2024.

Splicing Platform

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase. The study demonstrated dose-dependent lowering of Huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. In June 2024, we announced additional interim results from the Phase 2 study of PTC518. At month 12, PTC518 treatment demonstrated durable dose-dependent lowering of mutant HTT, or mHTT, protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, PTC518 continued to be well tolerated. Based on its review of the interim Phase 2 study data, the FDA lifted the partial clinical hold on the program.

Ferroptosis and Inflammation Platform

Our ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our ferroptosis and inflammation platform are vatiquinone and utreloxastat.  We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial. We plan to submit an NDA for vatiquinone in late 2024. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. We expect topline results from this trial in the fourth quarter of 2024.

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

To date, we have financed our operations primarily through the private offerings of convertible senior notes, public and “at the market” offerings of common stock, proceeds from royalty purchase agreements, net proceeds from our borrowings under our credit agreement with Blackstone, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates.. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement, under our SMA program.

In June 2024, we entered into an amendment with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and Royalty Pharma plc, to the Amended and Restated Royalty Purchase Agreement, dated October 18, 2023, or the A&R Royalty Purchase Agreement, which amends and restates in its entirety the Royalty Purchase Agreement, dated as of July 17, 2020, or the Original Royalty Purchase Agreement. Pursuant to the A&R Royalty Purchase Agreement, we have sold to Royalty Pharma a portion of our right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement under the SMA program.  To date, Royalty Pharma has paid to us cash consideration of $1.9 billion (less Royalty payments received by us with respect to assigned Royalties, or the Assigned Royalty Rights) in exchange for 90.49% of the Royalty, which will be reduced to 83.33% after Royalty Pharma receives $1.3 billion in aggregate payments, or the Assigned Royalty Cap, from the Royalty assigned under the Original Royalty Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met. We have the option to sell our retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments: (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by us with respect to the Assigned Royalty Rights. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended June 30, 2024, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of June 30, 2024.

As of June 30, 2024, we had an accumulated deficit of $3,474.3 million. We had a net loss of $190.8 million and $337.8 million for the six months ended June 30, 2024 and 2023, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. Additionally, in response to the CHMP’s negative opinion for Translarna for the treatment of nmDMD, we have submitted a request for re-examination per EMA guidelines. We are also exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion on the renewal of the conditional marketing authorization of Translarna following a re-examination procedure. In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA and granted priority review with a target regulatory action date of November 13, 2024. In March 2024, we submitted an MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of PKU. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

In May 2024, the MAA submission for sepiapterin for the treatment of PKU was validated and accepted by the EMA. The acceptance triggered a $15.0 million regulatory milestone to the former securityholders of Censa Pharmaceuticals, Inc., or Censa, during the three months ended June 30, 2024. The $15.0 million regulatory milestone was recorded in accounts payable and accrued expense on the consolidated balance sheet as of June 30, 2024. We expect to make additional payments to the former securityholders of Censa of $50.0 million in the aggregate in cash upon the potential achievement in 2024 of further regulatory milestones relating to sepiapterin pursuant to the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC.

In March 2024, we submitted a BLA for our gene therapy for the treatment of AADC deficiency to the FDA. In May 2024, the BLA submission was accepted for filing by the FDA. The acceptance triggered a $20.0 million milestone payment to the former equityholders of Agilis Biotherapeutics, Inc., or Agilis for the three months ended June 30, 2024. The $20.0 million milestone was recorded in accounts payable and accrued expense on the consolidated balance sheet as of June 30, 2024. Additionally, we expect to pay $4.5 million in regulatory milestone payments upon the approval of the BLA from the FDA pursuant to the Agreement and Plan of Merger, dated as of July 19, 2018, or the Agilis Merger Agreement, by and among us, Agility Merger Sub, Inc., a Delaware corporation and our wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2023 Annual Report. There were no material changes to these obligations and commitments during the period ended June 30, 2024. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

We record product sales net of any variable consideration, which includes discounts, allowances, rebates related to Medicaid and other government pricing programs, and distribution fees. We use the expected value or most likely amount method when estimating variable consideration, unless discount or rebate terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. These estimates for variable consideration are adjusted to reflect known changes in factors and may impact such estimates in the quarter those changes are known. Revenue recognized does not include amounts of variable consideration that are constrained. During the three months ended June 30, 2024 and 2023, net product sales outside of the United States were $85.9 million and $108.9 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $70.4 million and $96.5 million of the net product sales outside of the United States for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, net product sales in the United States were $47.3 million and $65.7 million, respectively, consisting solely of sales of Emflaza. During the three months ended June 30, 2024, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $47.3 million and $30.4 million of the net product sales, respectively. During the three months ended June 30, 2024, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $65.7 million, $19.1 million, and $23.1 million of the net product sales, respectively. For the three months ended June 30, 2024 and 2023, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

During the six months ended June 30, 2024 and 2023, net product sales outside of the United States were $206.0 million and $241.8 million, respectively consisting of sales of Translarna, Tegsedi, Waylivra and Upstaza. Translarna net revenues made up $173.9 million and $211.6 million of the net product sales outside of the United States for the six months ended June 30, 2024 and 2023, respectively.  For the six months ended June 30, 2024 and 2023, net product sales in the United States were $104.8 million and $120.3 million, respectively, consisting solely of sales of Emflaza. During the six months ended June 30, 2024, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $104.8 million, $54.8 million, and $39.1 million of net product sales, respectively. During the six months ended June 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $120.3 million, $63.7 million, and $48.9 million of net product sales, respectively. For the six months ended June 30, 2024 and 2023, we had a total of two and two distributors, respectively, that each accounted for over 10% of our net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of June 30, 2024, we had recognized a total of $310.0 million in milestone payments and $426.1 million royalties on net sales pursuant to the SMA License Agreement. As of June 30, 2024, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of June 30, 2024 are $150.0 million upon achievement of certain sales events.

For the three and six months ended June 30, 2024 and 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three and six months ended June 30, 2024, we recognized $53.2 million and $84.3 million of royalty revenue, respectively, related to Evrysdi. For the three and six months ended June 30, 2023, we recognized $36.9 million and $67.7 million of royalty revenue, respectively, related to Evrysdi.

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

Pursuant to the A&R Royalty Purchase Agreement, Royalty Pharma has paid to us aggregate cash consideration of $1.9 billion (less Royalty payments received by us with respect to the Assigned Royalty Rights) in exchange for 90.49% of the Royalty, which will be reduced to 83.33% of the Royalty after Royalty Pharma receives $1.3 billion in aggregate payments from the Royalty assigned at the closing of the Original Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met, and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement.

We have the option to sell our retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments:  (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by us with respect to the Assigned Royalty Rights.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

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

The following tables provides research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023

	(in thousands)
Development	$49,931	$82,542
Research	18,204	22,767
Milestones	15,000	—
Payroll, benefits, and share-based stock compensation	37,302	67,545
Facilities and other	11,732	13,020
Total research and development	$132,169	$185,874

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Development	$103,355	$149,350
Research	31,703	44,527
Milestones	15,000	30,000
Payroll, benefits, and share-based stock compensation	76,654	131,257
Facilities and other	21,586	25,864
Total research and development	$248,298	$380,998

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, the decrease in development expenses primarily reflected the decrease in program spend related to our strategic pipeline prioritization as we continue to focus our resources on our differentiated, high potential research and development programs.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, the decrease in research expenses was primarily related to our strategic pipeline prioritization where we discontinued several preclinical and early research programs. In 2024, we continue to focus our resources on our differentiated, high potential research and development programs which has increased spend compared to the prior period.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023, the increase in milestone expenses primarily related to the achievement of a $15.0 million success-based regulatory milestone for the validation and acceptance of an MMA for sepiapterin for PKU in May 2024.  For the six months ended June 30, 2024, compared to the six months ended June 30, 2023, the decrease in milestone expenses primarily related to the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU in 2023.

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

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, the decrease in payroll, benefits, and share-based stock compensation expenses primarily relates to our reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform.

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

During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report.

Results of operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$133,220	$174,592	$(41,372)
Royalty revenue	53,183	36,853	16,330
Manufacturing revenue	301	2,363	(2,062)
Cost of product sales, excluding amortization of acquired intangible assets	15,527	12,731	2,796
Amortization of acquired intangible assets	2,865	47,397	(44,532)
Research and development expense	132,169	185,874	(53,705)
Selling, general and administrative expense	69,500	88,449	(18,949)
Change in the fair value of contingent consideration	5,100	(128,900)	134,000
Intangible asset impairment	—	217,800	(217,800)
Tangible asset impairment and losses (gains) on transactions, net	1,761	—	1,761
Interest expense, net	(43,490)	(29,415)	(14,075)
Other (expense) income, net	(2,025)	1,479	(3,504)
Income tax (expense) benefit	(13,446)	38,596	(52,042)

Net product revenues. Net product revenues were $133.2 million for the three months ended June 30, 2024, a decrease of $41.4 million, or 24%, from $174.6 million for the three months ended June 30, 2023. The decrease in net product revenue was primarily due to a decrease in net product sales of Translarna and Emflaza. Emflaza net product revenues were $47.3 million for the three months ended June 30, 2024, a decrease of $18.4 million, or 28%, compared to $65.7 million for the three months ended June 30, 2023. These results were driven by the expiration of Emflaza’s orphan drug exclusivity in February 2024. Translarna net product revenues were $70.4 million for the three months ended June 30, 2024, a decrease of $26.1 million, or 27%, compared to $96.5 million for the three months ended June 30, 2023. These results were due to the timing of bulk government orders.

Royalty revenue. Royalty revenue was $53.2 million for the three months ended June 30, 2024, an increase of $16.3 million, or 44%, from $36.9 million for the three months ended June 30, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $0.3 million for the three months ended June 30, 2024, a decrease of $2.1 million, or 87%, from $2.4 million for the three months ended June 30, 2023. The decrease is due to less manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers being performed in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product sales, excluding amortization of acquired intangible assets. Cost of product sales, excluding amortization of acquired intangible assets were $15.5 million for the three months ended June 30, 2024, an increase of $2.8 million, or 22%, from $12.7 million for the three months ended June 30, 2023. Cost of product sales consist primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, is primarily due to increases in royalty costs driven by Emflaza. As of February 2024, the Emflaza rights intangible asset was fully amortized, therefore for the three months ended June 30, 2024, the milestone payment was recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Amortization of acquired intangible assets. Amortization of acquired intangible assets were $2.9 million for the three months ended June 30, 2024, a decrease of $44.5 million, or 94%, from $47.4 million for the three months ended June 30, 2023. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease is driven by the Emflaza rights intangible asset being fully amortized as of February 2024, and therefore, for the three months ended June 30, 2024, the milestone payment was recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Research and development expense. Research and development expense was $132.2 million for the three months ended June 30, 2024, a decrease of $53.7 million, or 29%, from $185.9 million for the three months ended June 30, 2023. The decrease in research and development expenses reflects strategic portfolio prioritization as we continue to focus our resources on our differentiated, high potential research and development programs. Research and development expense also includes a $15.0 million regulatory success-based milestone payable to the former Censa securityholders for the three months ended June 30, 2024.

Selling, general and administrative expense. Selling, general and administrative expense was $69.5 million for the three months ended June 30, 2024, a decrease of $18.9 million, or 21%, from $88.4 million for the three months ended June 30, 2023. The decrease reflects lower employee costs as a result of the reduction in workforce in 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a loss of $5.1 million for the three months ended June 30, 2024, a change of $134.0 million, or over 100%, from a gain of $128.9 million for the three months ended June 30, 2023. The change is primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. As a result, we recorded a fair value change of $129.8 million for the contingent consideration related to Friedreich ataxia and Angelman syndrome during the three months ended June 30, 2023.

Intangible asset impairment. Intangible asset impairment was $0.0 for the three months ended June 30, 2024, a decrease of $217.8 million, or 100%, from intangible asset impairment of $217.8 million for the three months ended June 30, 2023. The change is due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the three months ended June 30, 2023.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $1.8 million for the three months ended June 30, 2024, an increase of $1.8 million, or 100%, from $0.0 million for the three months ended June 30, 2023. The increase is due to the loss on sale of $4.2 million of certain assets related to gene therapy manufacturing and $0.2 million of fixed asset impairments. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.4 million gain on sales of fixed assets.

Interest expense, net. Interest expense, net was $43.5 million for the three months ended June 30, 2024, an increase of $14.1 million, or 48%, from $29.4 million for the three months ended June 30, 2023. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement, offset by a decrease in interest expense due to the termination of our Blackstone Credit Agreement.

Other (expense) income, net. Other expense was $2.0 million for the three months ended June 30, 2024, a change of $3.5 million, or over 100%, from other income, net of $1.5 million for the three months ended June 30, 2023. The change in other (expense) income, net primarily relates to net unrealized losses of $3.4 million from our ClearPoint Neuro. Inc. debt and equity investments, offset by a net realized and unrealized gain from foreign currency of $0.9 million for the three months ended June 30, 2024. Other income, net for the three months ended June 30, 2023 was primarily related to realized and unrealized foreign exchange gains, net, of $2.9 million, and unrealized gains of $2.3 million on marketable securities – equity investments, offset by unrealized and realized losses, net, on our equity investments in ClearPoint Neuro, Inc. of $1.9 million and unrealized losses on our convertible debt security in ClearPoint Neuro, Inc. of $1.6 million.

Income tax (expense) benefit. Income tax expense was $13.4 million for the three months ended June 30, 2024, an increase of $52.0 million, or over 100%, compared to income tax benefit of $38.6 million for the three months ended June 30, 2023.  The change in income tax (expense) benefit is attributable to the recognition of the revenue associated with the Royalty Pharma agreement of 2023. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$310,824	$362,149	$(51,325)
Collaboration revenue	—	6	(6)
Royalty revenue	84,337	67,684	16,653
Manufacturing revenue	1,661	4,351	(2,690)
Cost of product sales, excluding amortization of acquired intangible assets	30,267	26,875	3,392
Amortization of acquired intangible assets	54,395	86,812	(32,417)
Research and development expense	248,298	380,998	(132,700)
Selling, general and administrative expense	142,772	175,363	(32,591)
Change in the fair value of contingent consideration	5,000	(126,500)	131,500
Intangible asset impairment	—	217,800	(217,800)
Tangible asset impairment and losses (gains) on transactions, net	1,761	—	1,761
Interest expense, net	(84,324)	(56,745)	(27,579)
Other (expense) income, net	(434)	11,434	(11,868)
Income tax (expense) benefit	(20,326)	34,627	(54,953)

Net product revenues. Net product revenues were $310.8 million for the six months ended June 30, 2024, a decrease of $51.3 million, or 14%, from $362.1 million for the six months ended June 30, 2023. The decrease in net product revenue was primarily due to a decrease in net product sales of Translarna and Emflaza. Translarna net product revenues were $173.9 million for the six months ended June 30, 2024, a decrease of $37.7 million, or 18%, compared to $211.6 million for the six months ended June 30, 2023. These results were due to the timing of bulk government orders. Emflaza net product revenues were $104.8 million for the six months ended June 30, 2024, a decrease of $15.5 million, or 13%, compared to $120.3 million for the six months ended June 30, 2023. These results were driven by the expiration of Emflaza’s orphan drug exclusivity in February 2024.

Collaboration revenue. Collaboration revenue was $0.0 thousand for the six months ended June 30, 2024, a decrease of $6.0 thousand, or 100%, from $6.0 thousand for the six months ended June 30, 2023. No milestones were triggered in the six months ended June 30, 2024. The activity for collaboration revenue was immaterial for the six months ended June 30, 2023.

Royalty revenue. Royalty revenue was $84.3 million for the six months ended June 30, 2024, an increase of $16.7 million, or 25%, from $67.7 million for the six months ended June 30, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $1.7 million for the six months ended June 30, 2024, a decrease of $2.7 million, or 62%, from $4.4 million for the six months ended June 30, 2023. The decrease is due to less manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers being performed in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product sales, excluding amortization of acquired intangible assets. Cost of product sales, excluding amortization of acquired intangible assets were $30.3 million for the six months ended June 30, 2024, an increase of $3.4 million, or 13%, from $26.9 million for the six months ended June 30, 2023. Cost of product sales consist primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible assets, is primarily due to increases in royalty costs driven by Emflaza. As of February 2024, the Emflaza rights intangible asset was fully amortized, and therefore for the six months ended June 30, 2024, the milestone payment was recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Amortization of acquired intangible assets. Amortization of acquired intangible assets were $54.4 million for the six months ended June 30, 2024, a decrease of $32.4 million, or 37%, from $86.8 million for the six months ended June 30, 2023. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease is driven by the Emflaza rights intangible asset being fully amortized as of February 2024, and therefore, for the six months ended June 30, 2024, the milestone payment was recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets.

Research and development expense. Research and development expense was $248.3 million for the six months ended June 30, 2024, a decrease of $132.7 million, or 35%, from $381.0 million for the six months ended June 30, 2023. The decrease in research and development expenses reflects strategic portfolio prioritization as we continue to focus our resources on our differentiated, high potential research and development programs. Research and development expense also includes a $15.0 million regulatory success-based milestone payable to the former Censa securityholders for the six months ended June 30, 2024.

Selling, general and administrative expense. Selling, general and administrative expense was $142.8 million for the six months ended June 30, 2024, a decrease of $32.6 million, or 19%, from $175.4 million for the six months ended June 30, 2023. The decrease reflects lower employee costs as a result of the reduction in workforce in 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a loss of $5.0 million for the six months ended June 30, 2024, a change of $131.5 million, or over 100%, from a gain of $126.5 million for the six months ended June 30, 2023. The change is primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. As a result, we recorded a fair value change of $129.8 million for the contingent consideration related to Friedreich ataxia and Angelman syndrome during the six months ended June 30, 2023.

Intangible asset impairment. Intangible asset impairment was $0.0 million for the six months ended June 30, 2024, a decrease of $217.8 million, or 100%, from intangible asset impairment of $217.8 million for the six months ended June 30, 2023. The change is due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the six months ended June 30, 2023.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $1.8 million for the six months ended June 30, 2024, and increase of $1.8 million, or 100%, from $0.0 million for the six months ended June 30, 2023. The increase is due to the loss on sale of $4.2 million of certain assets related to gene therapy manufacturing and $0.2 million of fixed asset impairments. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.4 million gain on sales of fixed assets.

Interest expense, net. Interest expense, net was $84.3 million for the six months ended June 30, 2024, an increase of $27.6 million, or 49%, from $56.7 million for the six months ended June 30, 2023. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement, offset by a decrease in interest expense due to the termination of our Blackstone Credit Agreement.

Other (expense) income, net. Other expense, net was $0.4 million for the six months ended June 30, 2024, a change of $11.9 million, or over 100%, from other income of $11.4 million for the six months ended June 30, 2023. The change in other (expense) income primarily relates to net realized and unrealized gains from foreign currency of $2.1 million for the six months ended June 30, 2024, and a decrease of $9.1 million from net realized and unrealized gains from foreign currency of $11.2 million for the six months ended June 30, 2023. The remaining change in other (expense) income primarily relates to unrealized net losses of $3.2 million from our ClearPoint Neuro, Inc. debt and equity investments for the six months ending June 30, 2024, compared to unrealized net losses of $2.6 million from our ClearPoint Neuro, Inc. debt and equity investments for the six months ending June 30, 2023.

Income tax (expense) benefit. Income tax expense was $20.3 million for the six months ended June 30, 2024, a change of $55.0 million, or over 100%, compared to income tax benefit of $34.6 million for the six months ended June 30, 2023. The change in income tax expense (benefit) is attributable to the recognition of the revenue associated with the Royalty Pharma agreement of 2023. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. On June 27, 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. Per EMA guidelines, we have requested a re-examination of the CHMP opinion regarding the renewal of the existing conditional marketing authorization. The marketing authorization for Translarna remains in effect, pending the outcomes of the re-examination procedure and subsequent EC adoption. Based on the timeline of these procedures, we expect the marketing authorization for Translarna to remain in effect through the end of 2024 even if the negative opinion is maintained and adopted. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.  Additionally, Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

We have received fundings from Royalty Pharma under the A&R Royalty Purchase Agreement in July 2020, October 2023 and June 2024 totaling $1.9 billion (less Royalty payments received by us with respect to the Assigned Royalty Rights).  In exchange for these fundings, we sold Royalty Pharma 90.49% of the Royalty, which will be reduced to 83.33% after Royalty Pharma receives $1.3 billion in aggregate payments, or the Assigned Royalty Cap, from the Royalty assigned under the Original Royalty Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met. We have the option to sell our retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments:  (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by us with respect to the Assigned Royalty Rights.

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

Cash flows

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $1.09 billion.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	(692)	(43,611)
Investing activities	(180,855)	(52,723)
Financing activities	247,022	22,554

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2024 and the net cash used in operating activities was $43.6 million for the six months ended June 30, 2023. The net cash used in operating activities for the six months ended June 30, 2024 was primarily related to spend supporting clinical development and commercial activities, partially offset by the cash received from the sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide net sales from Evrysdi. The net cash used in operating activities for the three months ended June 30, 2023 primarily relates to supporting clinical development and commercial activities.

Net cash used in investing activities was $180.9 million for the six months ended June 30, 2024 and net cash used in investing activities was $52.7 million for the six months ended June 30, 2023. Cash used in investing activities for the six months ended June 30, 2024, was primarily related to the acquisition of product rights, purchases of marketable securities, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities and proceeds from sale of fixed assets. Cash used in investing activities for the six months ended June 30, 2023 was primarily related to the acquisition of product rights, purchases of marketable securities-equity investments, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities and sale and redemption of ClearPoint Neuro, Inc. equity investments.

Net cash provided by financing activities was $247.0 million for the six months ended June 30, 2024 and $22.6 million for the six months ended June 30, 2023. Cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to proceeds from sales of future royalties, proceeds from our employee stock purchase plan, and proceeds from the exercise of options, partially offset by payments on our finance lease principal. Cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to cash received from the exercise of options, and proceeds from our employee stock purchase plan, partially offset by payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. Additionally, in response to the CHMP’s negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD, we have submitted a request for re-examination per EMA guidelines. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna following a re-examination procedure. In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA has accepted the filing of the BLA and granted priority review with a target regulatory action date of November 13, 2024. Also in March 2024, we submitted an MAA to the EMA for sepiapterin for the treatment of PKU, which was validated and accepted for review by the EMA in May 2024. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of PKU. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization pending a re-examination procedure or identify other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza following its loss of orphan drug exclusivity related to the treatment of DMD in patients five years and older;
●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for Upstaza for the treatment of AADC deficiency in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease, such as COVID-19;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and ferroptosis and inflammation programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and ferroptosis and inflammation programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our ferroptosis and inflammation platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In May 2024, the MAA for sepiapterin for the treatment of PKU was validated and accepted for review by the EMA. The acceptance triggered a $15.0 million regulatory milestone to the former Censa securityholders during the three months ended June 30, 2024. The $15.0 million regulatory milestone was recorded in accounts payable and accrued expense on the consolidated balance sheet as of June 30, 2024. We expect to make additional payments to the former Censa securityholders of $50.0 million in the aggregate in cash upon the potential achievement in 2024 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement. In March 2024, we submitted a BLA to the FDA for Upstaza for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA for our gene therapy for the treatment of AADC deficiency and granted priority review with a target regulatory action date of November 13, 2024. The acceptance triggered a $20.0 million milestone payment to former equity holders of Agilis, which was recorded in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2024. As of June 30, 2024, the remaining potential regulatory milestones we expect to achieve is $11.1 million, and the remaining potential sales milestones we expect to achieve is $50.0 million, both of which relate solely to Upstaza.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2023 Annual Report. There were no material changes to these obligations and commitments during the period ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2024, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jerome B. Zeldis (Director)	Adoption (May 22, 2024)	Rule 10b5-1 trading arrangement	Sale	Until May 30, 2025, or such earlier date upon which all transactions are completed.	Up to 24,000 shares

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†	Amended and Restated Exclusive License and Supply Agreement, dated June 2, 2023, by and between PTC Therapeutics, Inc. and Faes Farma, S.A.
10.2*††

Amendment No. 1 to Amended and Restated Royalty Purchase Agreement and First Put Option Exercise Agreement, dated June 17, 2024, by and among PTC Therapeutics, Inc., Royalty Pharma Investments 2019 ICAV, and Royalty Pharma plc

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

††   Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)