Form 10-Q
period 2024-09-30
PTC THERAPEUTICS, INC.
filed 2024-11-07
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, there were 77,125,143 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	our ability to maintain our conditional marketing authorization for TranslarnaTM (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in the European Economic Area, or EEA, including our expectations with respect to the European Commission’s potential adoption of the Committee for Medicinal Products for Human Use’s negative opinion for the conditional marketing authorization for Translarna for the treatment of nmDMD following a reexamination procedure, or our ability to identify other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain our marketing authorizations in other jurisdictions in which Translarna has been approved;
●	our ability to utilize results from Study 041 and from our international drug registry study to support approval of a new drug application for Translarna for the treatment of nmDMD in the United States;
●	expectations with respect to our ability to commercialize UpstazaTM (eladocagene exuparvovec) for the treatment of Aromatic L-Amino Acid Decarboxylase, or AADC deficiency, in the EEA, expectations with respect to approval of our biologics license application for eladocagene exuparvovec for the treatment of AADC deficiency in the United States, any potential regulatory submissions and potential approvals for our product candidates, and the potential achievement of development, regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc. including with respect to the timing of regulatory approval of Tegsedi® (inotersen) and WaylivraTM (volanesorsen) in countries in which we are licensed to commercialize them, the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;

●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	the extent, timing and financial aspects of our strategic pipeline prioritization and reductions in workforce;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and ferroptosis and inflammation programs;

●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$526,001	$594,001
Marketable securities	487,356	282,738
Trade and royalty receivables, net	199,976	160,822
Inventory, net	35,671	30,577
Prepaid expenses and other current assets	32,546	150,491
Total current assets	1,281,550	1,218,629
Fixed assets, net	63,175	87,089
Intangible assets, net	330,368	379,497
Goodwill	82,341	82,341
Operating lease ROU assets	59,465	91,896
Deposits and other assets	25,337	36,246
Total assets	$1,842,236	$1,895,698
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$336,346	$391,983
Deferred revenue	—	801
Operating lease liabilities- current	14,113	13,002
Finance lease liabilities- current	2,642	3,000
Liability for sale of future royalties- current	257,611	194,314
Total current liabilities	610,712	603,100
Long-term debt	285,106	284,213
Contingent consideration payable	22,000	36,300
Deferred tax liability	55,909	55,905
Operating lease liabilities- noncurrent	82,770	97,627
Finance lease liabilities- noncurrent	15,574	17,184
Liability for sale of future royalties- noncurrent	1,824,440	1,619,783
Other long-term liabilities	77	141
Total liabilities	2,896,588	2,714,253
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 76,952,124 shares at September 30, 2024. Authorized 250,000,000 shares; issued and outstanding 75,708,889 shares at December 31, 2023.	76	75
Additional paid-in capital	2,530,902	2,466,233
Accumulated other comprehensive loss	(4,343)	(1,285)
Accumulated deficit	(3,580,987)	(3,283,578)
Total stockholders’ deficit	(1,054,352)	(818,555)
Total liabilities and stockholders’ deficit	$1,842,236	$1,895,698

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net product revenue	$135,421	$144,038	$446,245	$506,187
Collaboration revenue	—	—	—	6
Royalty revenue	61,365	50,173	145,702	117,857
Manufacturing revenue	—	2,365	1,661	6,716
Total revenues	196,786	196,576	593,608	630,766
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	10,848	9,493	41,115	36,368
Amortization of acquired intangible assets	3,036	58,649	57,431	145,461
Research and development	161,412	164,212	409,710	545,210
Selling, general and administrative	73,456	80,886	216,228	256,249
Change in the fair value of contingent consideration	700	1,500	5,700	(125,000)
Intangible asset impairment	—	—	—	217,800
Tangible asset impairment and losses (gains) on transactions, net	1,844	—	3,605	—
Total operating expenses	251,296	314,740	733,789	1,076,088
Loss from operations	(54,510)	(118,164)	(140,181)	(445,322)
Interest expense, net	(41,609)	(28,160)	(125,933)	(84,905)
Other expense, net	(1,872)	(20,266)	(2,306)	(8,832)
Loss before income tax (expense) benefit	(97,991)	(166,590)	(268,420)	(539,059)
Income tax (expense) benefit	(8,663)	33,620	(28,989)	68,247
Net loss attributable to common stockholders	$(106,654)	$(132,970)	$(297,409)	$(470,812)
Weighted-average shares outstanding:
Basic and diluted (in shares)	76,925,523	75,377,997	76,716,340	74,618,611
Net loss per share—basic and diluted (in dollars per share)	$(1.39)	$(1.76)	$(3.88)	$(6.31)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss (unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(106,654)	$(132,970)	$(297,409)	$(470,812)
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	2,760	19	2,204	470
Foreign currency translation gain (loss), net of tax	9,395	11,021	(5,262)	4,343
Comprehensive loss	$(94,499)	$(121,930)	$(300,467)	$(465,999)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended September 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, June 30, 2024	76,900,123	$76	$2,510,574	$(16,498)	$(3,474,333)	$(980,181)
Retired shares	(20)	—	—	—	—	—
Exercise of options	19,483	—	573	—	—	573
Restricted stock vesting and issuance, net	32,538	—	—	—	—	—
Share-based compensation expense	—	—	19,755	—	—	19,755
Net loss	—	—	—	—	(106,654)	(106,654)
Comprehensive income	—	—	—	12,155	—	12,155
Balance, September 30, 2024	76,952,124	$76	$2,530,902	$(4,343)	$(3,580,987)	$(1,054,352)

				Accumulated
			Additional	other		Total
Three months ended September 30, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, June 30, 2023	75,318,233	$75	$2,416,904	$(1,431)	$(2,994,816)	$(579,268)
Exercise of options	113,795	—	3,446	—	—	3,446
Restricted stock vesting and issuance, net	26,994	—	—	—	—	—
Share-based compensation expense	—	—	26,942	—	—	26,942
Net loss	—	—	—	—	(132,970)	(132,970)
Comprehensive income	—	—	—	11,040	—	11,040
Balance, September 30, 2023	75,459,022	$75	$2,447,292	$9,609	$(3,127,786)	$(670,810)

				Accumulated
			Additional	other		Total
Nine months ended September 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Retired shares	(20)	—	—	—	—	—
Exercise of options	200,927	—	5,320	—	—	5,320
Restricted stock vesting and issuance, net	935,183	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	1,973	—	—	1,973
Share-based compensation expense	—	—	57,376	—	—	57,376
Net loss	—	—	—	—	(297,409)	(297,409)
Comprehensive loss	—	—	—	(3,058)	—	(3,058)
Balance, September 30, 2024	76,952,124	$76	$2,530,902	$(4,343)	$(3,580,987)	$(1,054,352)

				Accumulated
			Additional	other		Total
Nine months ended September 30, 2023	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Exercise of options	806,407	1	23,770	—	—	23,771
Restricted stock vesting and issuance, net	773,157	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	117,304	—	3,805	—	—	3,805
Issuance of common stock in connection with a milestone payable	657,462	1	29,569	—	—	29,570
Share-based compensation expense	—	—	85,128	—	—	85,128
Net loss	—	—	—	—	(470,812)	(470,812)
Comprehensive income	—	—	—	4,813	—	4,813
Balance, September 30, 2023	75,459,022	$75	$2,447,292	$9,609	$(3,127,786)	$(670,810)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(297,409)	$(470,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,899	155,885
Non-cash operating lease expense	6,272	8,156
Non-cash royalty revenue related to sale of future royalties	(128,877)	(50,599)
Non-cash interest expense on liability related to sale of future royalties	155,039	56,031
Intangible asset impairment	—	217,800
Change in valuation of contingent consideration	5,700	(125,000)
Tangible asset impairment	1,486	—
Loss on sale of fixed assets	4,298	—
Gain on lease terminations	(2,179)	—
Unrealized (gain) loss on ClearPoint Equity Investments	(3,954)	3,107
Unrealized loss on ClearPoint convertible debt security	1,931	4,594
Unrealized gain on marketable securities- equity investments	(1,923)	(5,484)
Realized loss for the sale of Clearpoint Equity Investment	—	782
Realized loss on Clearpoint convertible debt security	622	—
Non-cash stock consideration, milestone payment	—	29,570
Disposal of asset	76	135
Deferred income taxes	(2)	(50,909)
Amortization of discounts on investments, net	(9,947)	(89)
Amortization of debt issuance costs	891	1,574
Share-based compensation expense	57,376	85,128
Unrealized foreign currency transaction losses, net	(147)	3,394
Changes in operating assets and liabilities:
Inventory, net	(4,922)	(14,121)
Prepaid expenses and other current assets	107,957	59,467
Trade and royalty receivables, net	(39,029)	(9,887)
Deposits and other assets	7,909	4,597
Accounts payable and accrued expenses	(417)	40,434
Other liabilities	(4,733)	(1,756)
Deferred revenue	(801)	(127)
Payments on contingent consideration	(1,800)	—
Net cash used in operating activities	$(77,684)	$(58,130)
Cash flows from investing activities
Purchases of fixed assets	$(2,735)	$(22,872)
Proceeds from sale of fixed assets	28,056	—
Purchases of marketable securities- available for sale	(476,680)	—
Purchases of marketable securities- equity investments	(49,614)	(26,378)
Sale and redemption of marketable securities- available for sale	290,836	21,544
Sale and redemption of marketable securities- equity investments	41,624	12,078
Sale and redemption of ClearPoint Equity Investments	—	2,594
Proceeds from principal payment of Clearpoint convertible debt security	10,000	—
Acquisition of product rights and licenses	(65,017)	(69,285)
Net cash used in investing activities	$(223,530)	$(82,319)
Cash flows from financing activities
Proceeds from exercise of options	$5,320	$23,771
Proceeds from employee stock purchase plan	1,973	3,805
Proceeds from sales of future royalties	241,792	—
Payments on contingent consideration	(18,200)	—
Debt issuance costs related to secured loan	—	(282)
Payment of finance lease principal	(1,490)	(1,379)
Net cash provided by financing activities	$229,395	$25,915
Effect of exchange rate changes on cash	1,325	19
Net decrease in cash and cash equivalents	(70,494)	(114,515)
Cash and cash equivalents, and restricted cash beginning of period	610,284	295,925
Cash and cash equivalents, and restricted cash end of period	$539,790	$181,410
Supplemental disclosure of cash information
Cash paid for interest	$5,823	$34,020
Cash paid for income taxes	12,781	13,631
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain on marketable securities, net of tax	$2,204	$470
Right-of-use assets obtained in exchange for operating lease obligations	5,786	—
Acquisition of product rights and licenses	2,346	44,963
Fixed asset additions through tenant improvement allowance	18,675	—
Milestone payable	50,000	2,500

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

In thousands (except share and per share amounts unless otherwise noted)

1.        The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to children and adults living with rare disorders. The Company’s ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. The Company’s mission is to provide access to best-in-class treatments for patients who have little to no treatment options. The Company’s strategy is to leverage its strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients. The Company believes that this allows it to maximize value for all its stakeholders. The Company has a diversified therapeutic portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

The Company has two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life-threatening disorder. Translarna has marketing authorization in the European Economic Area (the “EEA”) for the treatment of nonsense mutation Duchenne muscular dystrophy (“nmDMD”) in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission (“EC”) following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP”), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the opinion will be reviewed by the EC which is expected to decide on opinion adoption approximately 67 days from the date of issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. Based on the timeline of these procedures, the Company expects the marketing authorization for Translarna to remain in effect approximately through the end of 2024.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the U.S. Food and Drug Administration (“FDA”) to gain clarity on the regulatory pathway for a potential re-submission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA re-submission. The Company held a Type C meeting with the

FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, the Company re-submitted the NDA in July 2024, based on the results from Study 041 and from the Company’s international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a complete response letter to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under Prescription Drug User Fee Act guidelines and an action date has not been provided.

The Company has developed Upstaza™ (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In March 2024, the Company submitted a biologics license application (“BLA”) for eladocagene exuparvovec for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted for filing the BLA and granted priority review with a target regulatory action date of November 13, 2024.

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

One of the Company’s most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. In May 2023, the Company announced that the primary endpoint was achieved in its registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”). The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. In March 2024, the Company submitted a marketing authorization application (“MAA”) to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. In the third quarter of 2023, the Company participated in a pre-NDA meeting with the FDA. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA requested that PTC complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. In July 2024, following completion of the in-life portion of the study, the Company submitted an NDA to the FDA for sepiapterin for the treatment of PKU in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. PTC also made a regulatory submission for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024, and expects to do the same in Japan in the fourth quarter of 2024.

In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, the Company announced interim data from the 12-week placebo-controlled phase. In June 2024, the Company announced additional interim results from the Phase 2 study of PTC518. At month 12, PTC518 treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, PTC518 continued to be well tolerated. Based on its review of the interim Phase 2 study data, the FDA lifted the partial clinical hold on the program. In September 2024, the FDA granted Fast Track designation to the PTC518 program for the treatment of HD.

The Company’s ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in the Company’s ferroptosis and inflammation platform are vatiquinone and utreloxastat. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia (“FA”), called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, the Company met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial. In October 2024, the Company announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. The Company plans to submit an NDA for vatiquinone for the treatment of FA in the United States in December 2024. The Company initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. The Company expects topline results from this trial in the fourth quarter of 2024.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of September 30, 2024, the Company had an accumulated deficit of approximately $3,581.0 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 9), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 2), net proceeds from the Company’s borrowings under its credit agreement with Blackstone (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company expects that cash flows from the sales of its products, milestone and royalty payments from Roche, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2023 and notes thereto included in the 2023 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ deficit, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s facility in Hopewell Township, New Jersey. The amount of the letter of credit was $7.5 million and was to be maintained for a term of not less than five years and had the potential to be reduced to $3.8 million if after five years the Company was not in default of its lease. In June 2024, in connection with an amendment and restatement of the lease, the letter of credit was reduced to $5.0 million, and has the potential to be reduced to $3.0 million if after July 1, 2025, the Company is not in default of its lease. Refer to Note 3 for further details. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit that was entered into during June 2022 in connection with obligations for the Company’s new facility lease in Warren, New Jersey. The amount of the letter of credit is $8.1 million and has the potential to be reduced to $4.1 million if after five years the Company is not in default of its lease. Both amounts are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the respective letters of credit. Restricted cash also includes a bank guarantee of $0.7 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$526,001	$594,001
Restricted cash included in deposits and other assets	13,789	16,283
Total Cash, cash equivalents and restricted cash per statement of cash flows	$539,790	$610,284

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2024 and 2023, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	September 30, 2024	December 31, 2023
Raw materials	$2,738	$952
Work in progress	24,440	17,991
Finished goods	8,493	11,634
Total inventory	$35,671	$30,577

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three months ended September 30, 2024 and 2023, the inventory write-downs were immaterial. For the nine months ended September 30, 2024, the Company recorded inventory write-downs of $2.5 million, primarily related to adjustments to inventory reserves and product approaching expiration. For the nine months ended September 30, 2023, the Company recorded inventory write-downs of $0.4 million, primarily related to product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the three and nine months ended September 30, 2024 and 2023, these amounts were immaterial.

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

For the three months ended September 30, 2024 and 2023, net product sales outside of the United States were $83.5 million and $76.6 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $72.3 million and $69.0 million of the net product sales outside of the United States for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, net product sales in the United States were $51.9 million and $67.4 million, respectively, consisting solely of sales of Emflaza. During the three months ended September 30, 2024, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $51.9 million and $29.2 million of net product sales, respectively. During the three months ended September 30, 2023, one country, the United States, accounted for at least 10% of the Company’s net product sales, representing $67.4 million of net product sales.

For the nine months ended September 30, 2024 and 2023, net product sales outside of the United States were $289.5 million and $318.5 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $246.2 million and $280.6 million of the net product sales outside of the United States for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, net product sales in the United States were $156.7 million and $187.7 million, respectively, consisting solely of Emflaza. During the nine months ended September 30, 2024, three countries, the United States, Brazil, and Russia, accounted for at least 10% of the Company’s net product sales, representing $156.7 million, $68.3 million, and $55.7 million of net product sales, respectively. During the nine months ended September 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $187.7 million, $69.0 million, and $52.5 million of net product sales, respectively.

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

For the three and nine months ended September 30, 2024, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the three and nine months ended September 30, 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three and nine months ended September 30, 2024, the Company recognized $61.4 million and $145.7 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2023, the Company recognized $50.2 million and $117.9 million of royalty revenue, respectively, related to Evrysdi.

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

For the three months ended September 30, 2024, the Company did not recognize any revenue related to plasmid DNA and AAV vector production for external customers. For the nine months ended September 30, 2024, the Company recognized $1.7 million of manufacturing revenue related to plasmid DNA and AAV vector production for external customers. For the three and nine months ended September 30, 2023 the Company recognized $2.4 million and $6.7 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. As of September 30, 2024, the Company has no contract assets and no remaining performance obligations related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the period ended December 31, 2023, the Company had contract assets of $0.2 million and remaining performance obligations of $0.8 million related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three and nine months ended September 30, 2024 and 2023, no allowance was recorded for credit losses. The allowance for doubtful accounts was $1.3 million as of September 30, 2024 and $1.2 million as of December 31, 2023. For the three and nine months ended September 30, 2024, bad debt expense was $0.7 million and $0.5 million, respectively. For the three and nine months ended September 30, 2023, bad debt expense was $0.4 million and $0.7 million, respectively.

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

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of in process research and development ("IPR&D"). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D projects and license agreement assets acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D and license agreement assets acquired in a business combination. The Company utilizes the "income method" and uses estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended September 30, 2024.

Since 2022, TCJA amendments to IRC Section 174 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change is anticipated to result in an increased current taxable income of the Company by $121.0 million for the year ending December 31, 2024.

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

Tangible asset impairment and losses (gains) on transactions, net

Tangible asset impairment and losses (gains) on transactions, net includes impairments identified on fixed assets, losses and gains on sales of fixed assets, and gains on lease terminations. For the three months ended September 30, 2024, these amounts consisted of a $1.3 million loss for fixed asset impairments related to the South Plainfield, New Jersey office closure, as well as a $0.5 million loss on sales of fixed assets.

For the nine months ended September 30, 2024, these amounts consisted of a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $1.5 million loss primarily related to fixed asset impairments related to the South Plainfield, New Jersey office closure. These amounts were partially offset by a gain of $2.2 million on lease terminations (Note 3) and a $0.1 million gain on sales of fixed assets.

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

3.        Leases

Effective April 2024, the Company began utilizing the Warren Premises, as described below, as its principal office space. The Company also leases laboratory space in Bridgewater, New Jersey and other locations throughout the United States and office space in various countries for international employees primarily through workspace providers. The Company’s lease for office space in South Plainfield, New Jersey expired in August 2024.

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

The Company also leases office and laboratory space at a facility located in Hopewell Township, New Jersey pursuant to a Lease Agreement (the “Hopewell Lease”) with Hopewell Campus Owner LLC. In connection with the disposition of certain assets related to gene therapy manufacturing, on June 17, 2024, the Company and Hopewell Campus Owner LLC entered into an amendment and restatement of the Hopewell Lease (the “Hopewell Lease Amendment”). At its inception, the Hopewell Lease was determined to have four separate lease components. The Hopewell Lease Amendment terminated three of the four lease components, reducing the leased space from 220,500 square feet to 93,461 square feet and significantly reducing the corresponding rent subject to the lease. The Company did not pay any termination fees in connection with the Hopewell Lease Amendment. As a result of the three terminated lease components, the related ROU asset was written off, the lease liability was derecognized, and the Company recognized a gain of $2.2 million during the nine months ended September 30, 2024. The gain is included within tangible asset impairment and losses (gains) on transactions, net on the Company’s consolidated statements of operations. The Hopewell Lease Amendment did not fully or partially terminate the remaining lease component, which was therefore remeasured using an incremental borrowing rate at the date of modification of 7.5%, which resulted in an increase of the ROU asset and operating lease liability of $1.6 million, respectively. In connection with the Hopewell Lease Amendment, $2.5 million of the letter of credit was returned to the Company.

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of September 30, 2024, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $2.6 million and $15.6 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2023, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $17.2 million, respectively. Additionally, the Company recorded finance lease costs of $0.4 million and $1.0 million related to interest on the lease liability during the three and nine months ended September 30, 2024, respectively. The Company recorded finance lease costs of $0.4 million and $1.1 million related to interest on the lease liability during the three and nine months ended September 30, 2023, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.1 years to 14.7 years and certain of the leases include renewal options to extend the lease for up to 15 years. For the three and nine months ended September 30, 2024, rent expense was $5.9 million and $19.5 million, respectively. For the three and nine months ended September 30, 2023, rent expense was $7.1 million and $21.5 million, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating Lease Cost
Fixed lease cost	$4,049	$5,490	$15,173	$16,463
Variable lease cost	1,581	1,376	3,623	4,140
Short-term lease cost	308	271	750	866
Total operating lease cost	$5,938	$7,137	$19,546	$21,469

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease terms - operating leases (years)	12.05	11.55
Weighted-average discount rate - operating leases	8.06%	8.69%
Weighted-average remaining lease terms - finance lease (years)	8.26	9.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,963	$11,479
Financing cash flows from finance lease	1,490	1,379
Operating cash flows from finance lease	1,510	1,621

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,786	$—

Changes due to lease modification and termination:
Net decrease in right-of-use assets	$31,763	$—
Net decrease in operating lease liabilities	33,908	—

Future minimum lease payments under non-cancelable leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Lease
2024 (excludes the nine months ended September 30, 2024)	$3,929	$—
2025	16,235	3,000
2026	16,205	3,000
2027	13,973	3,000
2028 and thereafter	139,266	15,000
Total lease payments	189,608	24,000
Less: Imputed Interest expense	92,725	5,784
Total	$96,883	$18,216

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets on the consolidated balance sheet as of September 30, 2024 and December 31, 2023. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted. Other than the ClearPoint Equity Investments, no other items included in prepaids and other current assets on the consolidated balance sheets are fair valued.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that the Company was able to convert into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, with a maturity date five years from the purchase date. In August 2024, the outstanding principal amount of the convertible note, together with any accrued and unpaid interest thereon, was repaid in full by ClearPoint and therefore the balance at September 30, 2024 was $0. The Company determined that the convertible note represented an available for sale debt security and the Company had elected to record it at fair value under ASC 825. The Company classified its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value was based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security was determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk-free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security was included as a component of deposits and other assets as of December 31, 2023.

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

The table presented below is a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the three and nine months ended September 30, 2024 and September 30, 2023:

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	June 30,	Unrealized	Realized	Unrealized	Investments	Redemptions/	September 30,
	2024	Gain	Loss	Gain	Purchased	Sale	2024
Marketable securities - equity investments	$16,889	812	—	400	32,208	(21,051)	$29,258
ClearPoint Equity Investments	4,822	5,206	—	—	—	—	10,028
ClearPoint convertible debt security	10,622	—	(622)	—	—	(10,000)	—
Total Fair Value	$32,333	$6,018	$(622)	$400	$32,208	$(31,051)	$39,286

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	June 30,	Unrealized	Unrealized	Investments	Redemptions/	September 30,
	2023	Gain/(Loss)	Loss	Purchased	Sale	2023
Marketable securities - equity investments	$127,945	1,120	(1,426)	8,219	(7,830)	$128,028
ClearPoint Equity Investments	6,477	(1,995)	—	—	—	4,482
ClearPoint convertible debt security	13,693	(3,056)	—	—	—	10,637
Total Fair Value	$148,115	$(3,931)	$(1,426)	$8,219	$(7,830)	$143,147

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	September 30,
	2023	Gain/(Loss)	Loss	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$22,634	1,923	—	(3,289)	49,614	(41,624)	$29,258

ClearPoint Equity Investments	6,074	3,954	—	—	—	—	10,028
ClearPoint convertible debt security	12,553	(1,931)	(622)	—	—	(10,000)	—
Total Fair Value	$41,261	$3,946	$(622)	$(3,289)	$49,614	$(51,624)	$39,286

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	September 30,
	2022	Gain/(Loss)	Loss	Loss	Purchased	Sale	2023
Marketable securities - equity investments	$108,261	5,484	—	(17)	26,378	(12,078)	$128,028
ClearPoint Equity Investments	10,965	(3,107)	(782)	—	—	(2,594)	4,482
ClearPoint convertible debt security	15,231	(4,594)	—	—	—	—	10,637
Total Fair Value	$134,457	$(2,217)	$(782)	$(17)	$26,378	$(14,672)	$143,147

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$458,098	$—	$458,098	$—
Marketable securities - equity investments	$29,258	$29,258	$—	$—
ClearPoint Equity Investments	$10,028	$10,028	$—	$—
Contingent consideration payable- development and regulatory milestones	$9,900	$—	$—	$9,900
Contingent consideration payable- net sales milestones	$12,100	$—	$—	$12,100

	December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$260,104	$—	$260,104	$—
Marketable securities - equity investments	$22,634	$22,634	$—	$—
ClearPoint Equity Investments	$6,074	$6,074	$—	$—
ClearPoint convertible debt security	$12,553	$—	$12,553	$—
Contingent consideration payable- development and regulatory milestones	$26,600	$—	$—	$26,600
Contingent consideration payable- net sales milestones and royalties	$9,700	$—	$—	$9,700

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended September 30, 2024 and December 31, 2023.

The following is a summary of marketable securities accounted for as available for sale debt securities at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$118,783	$636	$—	$119,419
Corporate debt securities	44,494	156	(8)	44,642
Government obligations	292,291	1,746	—	294,037
Total	$455,568	$2,538	$(8)	$458,098

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$117,044	$128	$(12)	$117,160
Corporate debt securities	1,650	—	(2)	1,648
Government obligations	141,084	212	—	141,296
Total	$259,778	$340	$(14)	$260,104

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and nine months ended September 30, 2024 and 2023, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and nine months ended September 30, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit.

For the three and nine months ended September 30, 2024, the Company had $0.8 million and $0.8 million realized gains from the sale of available for sale debt securities, respectively. For the three months ended September 30, 2023, the Company did not have any realized gains or losses from the sale of available for sale debt securities. For the nine months ended September 30, 2023, the Company had $0.3 million realized losses from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of September 30, 2024 are as follows:

	September 30, 2024
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Corporate debt securities	$(8)	14,984	—	—	(8)	$14,984
Total	$(8)	$14,984	$—	$—	$(8)	$14,984

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2023 are as follows:

	December 31, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(12)	44,446	—	—	(12)	$44,446
Corporate debt securities	$—	—	(2)	1,648	(2)	$1,648
Total	$(12)	$44,446	$(2)	$1,648	$(14)	$46,094

Available for sale debt securities at September 30, 2024 and December 31, 2023 mature as follows:

	September 30, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$119,419	$—
Corporate debt securities	44,642	—
Government obligations	294,037	—
Total	$458,098	$—

	December 31, 2023
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$117,160	$—
Corporate debt securities	1,648	—
Government obligations	141,296	—
Total	$260,104	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes,”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at September 30, 2024 and December 31, 2023 was $293.4 million and $265.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. The fair value of the development and regulatory milestones is estimated utilizing a probability adjusted, discounted cash flow approach. The discount rates are estimated utilizing Corporate B rated bonds maturing in the years of expected payments based on the Company’s estimated development timelines for the acquired product candidate. The fair value of the net sales milestones is determined utilizing a valuation framework that estimates net sales volatility to simulate a range of possible payment scenarios. The average of the payments in these scenarios is then discounted to calculate present fair value. As of September 30, 2024, the contingent consideration balance, consisting solely of the Upstaza related contingent milestones, was $22.0 million.

As of September 30, 2024, the weighted average discount rate for the Upstaza development and regulatory milestones was 5.5% and the weighted average probability of success was 95%. As of September 30, 2024, the weighted average discount rate for the Upstaza net sales milestones was 13.0% and the weighted average probability of success for the net sales milestones was 98%.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the contingent consideration payable for the periods ended September 30, 2024 and September 30, 2023:

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2023	$26,600	$9,700
Additions	—	—
Change in fair value	3,300	2,400
Reclassification to accounts payable and accrued expenses	—	—
Payments	(20,000)	—
Ending balance as of September 30, 2024	$9,900	$12,100

	Level 3 liabilities
	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones
Beginning balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	(56,100)	(68,900)
Payments	—	—
Ending balance as of September 30, 2023	$26,400	$12,600

In May 2024, the Company’s BLA for its gene therapy treatment of AADC deficiency was accepted for filing by the FDA. The application has been granted priority review with a target regulatory action date of November 13, 2024. As a result of the acceptance, in accordance with the terms of the Agilis Merger Agreement, the Company paid a $20.0 million milestone payment to the former equityholders of Agilis during the three and nine months ended September 30, 2024.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable for the periods ended September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$9,900	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $11 million 95% 5.4% - 5.5% 2024 - 2026
Contingent considerable payable- net sales milestones	$12,100	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Discount rate Projected years of payments	$0 - $50 million 95% - 100% 13% 2026 - 2034

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,600	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.8% - 6.1% 2024 - 2026
Contingent considerable payable- net sales milestones	$9,700	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Discount rate Projected years of payments	$0 - $50 million 85% - 100% 11% 2026 - 2034

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

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023
Employee compensation, benefits, and related accruals	$46,209	$62,643
Income tax payable	6,012	—
Consulting and contracted research	23,032	27,500
Sales allowance	65,782	77,176
Sales rebates	102,919	131,334
Royalties	14,016	74,111
Accounts payable	13,292	6,045
Milestone payable	50,000	—
Other	15,084	13,174
Total	$336,346	$391,983

As of September 30, 2024 and December 31, 2023, there were $0.3 million and $9.0 million, respectively, of accrued restructuring costs included above within employee compensation, benefits, and related accruals from a reduction in workforce in the year ended December 31, 2023 in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform.

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three and nine months ended September 30, 2024 and 2023. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of September 30, 2024.

7.        Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Numerator
Net loss	$(106,654)		$(132,970)		$(297,409)		$(470,812)
Denominator
Denominator for basic and diluted net loss per share	76,925,523		75,377,997		76,716,340		74,618,611
Net loss per share:
Basic and diluted	$(1.39)	*	$(1.76)	*	$(3.88)	*	$(6.31)	*

*     In the three and nine months ended September 30, 2024 and 2023, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2024	2023
Stock Options	9,173,460	11,436,783
Unvested restricted stock units	3,596,329	3,414,102
Total	12,769,789	14,850,885

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of September 30, 2024, awards for 6,781,585 shares of common stock are available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of September 30, 2024, awards for 1,989,775 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2024 through September 30, 2024, the Company issued a total of 934,735 stock options to various employees. Of those, 27,490 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2023	9,600,399	$43.59
Granted	934,735	26.13
Exercised	(211,693)	22.41
Forfeited/Cancelled	(1,149,981)	45.86
Outstanding at September 30, 2024	9,173,460	$42.01	5.64	years	$30,906
Vested or Expected to vest at September 30, 2024	1,746,884	$35.85	8.45	years	$9,289
Exercisable at September 30, 2024	7,254,847	$43.74	4.89	years	$20,420

The fair value of grants made in the nine months ended September 30, 2024 was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended
September 30, 2024
Risk-free interest rate	3.51% - 4.66%
Expected volatility	53% - 54%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $13.71 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2024, through September 30, 2024, the Company issued a total of 1,850,265 restricted stock units to various employees. Of those, 41,680 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock units:

	Restricted Stock Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2023	2,866,270	$41.82
Granted	1,850,265	25.87
Vested	(924,417)	44.08
Forfeited	(195,789)	37.28
Unvested at September 30, 2024	3,596,329	$33.29

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if certain regulatory milestones are achieved over an approximately two year performance period. As of September 30, 2024, the achievements of the performance goals have not yet been deemed probable and therefore no expense has been recognized to date.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and nine months ended September 30, 2024, the Company recorded $0.5 million and $1.7 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock units and the ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$9,416	$13,986	$27,810	$44,828
Selling, general and administrative	10,339	12,956	29,566	40,300
Total	$19,755	$26,942	$57,376	$85,128

As of September 30, 2024, there was approximately $117.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.3 years.

9.        Debt

Liability for sale of future royalties

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the nine months ended September 30, 2024:

Nine Months Ended September 30,
Liability for sale of future royalties- (current and noncurrent)	2024
Beginning balance as of December 31, 2023	$1,814,097
Less: Non-cash royalty revenue payable to Royalty Pharma	(128,877)
Plus: Non-cash interest expense recognized	155,039
Plus: Cash received from Royalty Pharma	241,792
Ending balance	$2,082,051
Effective interest rate as of September 30, 2024	9.9%

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

The Blackstone Credit Agreement consisted of the following:

	September 30, 2024	December 31, 2023
Principal	$—	$300,000
Less: Debt issuance costs	—	—
Repayment of senior secured term loan	—	(300,000)
Net carrying amount	$—	$—

The following table sets forth total interest expense recognized related to the Blackstone Credit Agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$—	$9,554	$—	$28,087
Amortization of debt issuance costs	—	280	—	702
Total	$—	$9,834	$—	$28,789
Effective interest rate	—%	13.1%	—%	13.1%

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

The 2026 Convertible Notes consist of the following:

	September 30, 2024	December 31, 2023
Principal	$287,500	$287,500
Less: Debt issuance costs	(2,394)	(3,287)
Net carrying amount	$285,106	$284,213

As of September 30, 2024, the remaining contractual life of the 2026 Convertible Notes is approximately 2.0 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,081	$1,080	$3,224	$3,215
Amortization of debt issuance costs	300	294	891	872
Total	$1,381	$1,374	$4,115	$4,087
Effective interest rate	1.9%	1.9%	1.9%	1.9%

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

The Company has also entered into a collaboration agreement with the SMA Foundation. The Company was obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that was successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicensed, including Evrysdi, a specified percentage of certain payments the Company received from its licensee. The Company was not obligated to make such payments unless and until annual sales of a collaboration product exceeded a designated threshold. Since inception, the SMA Foundation has earned $52.5 million in royalty payments, all of which was paid as of September 30, 2024. During the year ended December 31, 2023, the Company had reached its obligations to make such payments to the SMA Foundation of an aggregate of $52.5 million, and therefore, there are no further payment obligations due.

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

In March 2024, the Company submitted a BLA to the FDA for its gene therapy treatment for AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA and granted priority review with a target regulatory action date of November 13, 2024.  As a result of the acceptance, the Company paid a $20.0 million milestone payment to former equity holders of Agilis during the three and nine months ended September 30, 2024. As of September 30, 2024, the remaining potential regulatory milestones the Company expects to achieve is $11.1 million, and the remaining potential sales milestones the Company expects to achieve is $50.0 million, both of which relate solely to Upstaza.

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

In May 2024, the Company announced the validation and acceptance for review of an MMA for sepiapterin by the EMA for the treatment of PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $15.0 million regulatory milestone to the former Censa securityholders, which was recorded in research and development expense for the nine months ended September 30, 2024. As of September 30, 2024, the $15.0 million regulatory milestone was paid.

In July 2024, the Company announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone to the former Censa securityholders. In September 2024, the Company announced the FDA acceptance for filing of the NDA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone to the former Censa securityholders. Together, the $50.0 million of regulatory milestones were recorded in research and development expense for the three and nine months ended September 30, 2024 and are recorded in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, net product sales outside of the United States were $83.5 million and $76.6 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $72.3 million and $69.0 million of the net product sales outside of the United States for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, net product sales in the United States were $51.9 million and $67.4 million, respectively, consisting solely of sales of Emflaza. During the three months ended September 30, 2024, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $51.9 million and $29.2 million of the net product sales, respectively. During the three months ended September 30, 2023, one country, the United States, accounted for at least 10% of the Company’s net product sales, representing $67.4 million of the net product sales. For the three months ended September 30, 2024 and 2023, the Company had two and three distributors, respectively, that accounted for over 10% of the Company’s net product sales.

For the nine months ended September 30, 2024 and 2023, net product sales outside of the United States were $289.5 million and $318.5 million, respectively, consisting of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $246.2 million and $280.6 million of the net product sales outside of the United States for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, net product sales in the United States were $156.7 million and $187.7 million, respectively, consisting solely of Emflaza. During the nine months ended September 30, 2024, three countries, the United States, Brazil, and Russia, accounted for at least 10% of the Company’s net product sales, representing $156.7 million, $68.3 million, and $55.7 million of net product sales, respectively. During the nine months ended September 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $187.7 million, $69.0 million, and $52.5 million of net product sales, respectively. For the nine months ended September 30, 2024 and 2023, the Company had two and two distributors, respectively, that each accounted for over 10% of the Company’s net product sales.

As of September 30, 2024 and December 31, 2023, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of September 30, 2024, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $150.0 million.

For the three and nine months ended September 30, 2024, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the three and nine months ended September 30, 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and nine months ended September 30, 2024, the Company has recognized $61.4 million and $145.7 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2023, the Company has recognized $50.2 million and $117.9 million of royalty revenue related to Evrysdi, respectively.

Manufacturing Revenue

For the three months ended September 30, 2024, the Company did not recognize any revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the nine months ended September 30, 2024, the Company recognized $1.7 million of manufacturing revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the three and nine months ended September 30, 2023, the Company recognized $2.4 million and $6.7 million of manufacturing revenue, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the Company does not have a contract liabilities balance related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. As of December 31, 2023, the Company had a contract liabilities balance of $0.8 million related to the production of plasmid DNA and AAV vectors for external customers, which is recorded within deferred revenue on the consolidated balance sheet. For the nine months ended September 30, 2024, the Company recognized $0.8 million related to the amounts included in the contract liability balance at the beginning of the period.

As of September 30, 2024, the Company has no contract assets related to plasmid DNA and AAV production for external customers. As of December 31, 2023, the Company had contract assets of $0.2 million related to plasmid DNA and AAV production for external customers, which is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward.

Remaining performance obligations

There are no remaining performance obligations as of September 30, 2024. The Company’s remaining performance obligations of $0.8 million as of December 31, 2023 were fully recognized during the nine months ended September 30, 2024.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at September 30, 2024 and December 31, 2023:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	September 30,
intangibles assets, gross	2023	Additions	translation	2024
Emflaza	$527,417	$—	$—	$527,417
Waylivra	10,218	2,732	183	13,133
Tegsedi	13,322	5,269	253	18,844
Upstaza	89,550	—	—	89,550
Total definite-lived intangibles, gross	$640,507	$8,001	$436	$648,944

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	September 30,
intangibles assets, accumulated amortization	2023	Amortization	translation	2024
Emflaza	$(478,618)	$(48,799)	$—	$(527,417)
Waylivra	(3,965)	(1,187)	(63)	(5,215)
Tegsedi	(3,311)	(1,847)	(72)	(5,230)
Upstaza	(10,882)	(5,598)	—	(16,480)
Total definite-lived intangibles, accumulated amortization	$(496,776)	$(57,431)	$(135)	$(554,342)

Total definite-lived intangibles, net				$94,602

Marathon was entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, which expired February 2024. In accordance with the guidance for an asset acquisition, the Company recorded the milestone payments when they became payable to Marathon and increased the cost basis for the Emflaza rights intangible asset. As of September 30, 2024, the Emflaza rights intangible asset was fully amortized, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the nine months ended September 30, 2024, royalty payments of $5.3 million and $2.7 million were recorded for Tegsedi and Waylivra, respectively. As of September 30, 2024, a royalty payable of $1.9 million and $0.5 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

For the three months ended September 30, 2024 and 2023, the Company recognized amortization expense of $3.0 million and $58.6 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. For the nine months ended September 30, 2024 and 2023, the Company recognized amortization expense of $57.4 million and $145.5 million, respectively, related to the Emflaza rights, Upstaza, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Upstaza, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of September 30, 2024
2024	$3,043
2025	12,160
2026	12,160
2027	12,160
2028 and thereafter	55,079
Total	$94,602

The weighted average remaining amortization period of the definite-lived intangibles as of September 30, 2024 is 8.7 years.

Indefinite-lived intangibles

Indefinite-lived intangible assets consisted of the following at September 30, 2024 and December 31, 2023:

	Ending Balance at			Ending Balance at
Indefinite-lived	December 31,			September 30,
intangibles assets	2023	Additions	Impairment	2024
Upstaza	$235,766	$—	$—	$235,766
Total indefinite-lived intangibles	$235,766	$—	$—	$235,766

Total intangible assets, net				$330,368

In connection with the acquisition of the Company’s gene therapy platform from Agilis, the Company acquired rights to Upstaza, for the treatment of AADC deficiency. AADC deficiency is a rare CNS disorder arising from reductions in the enzyme AADC that result from mutations in the dopa decarboxylase gene. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Agilis Merger to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The Company classified the fair value of the acquired IPR&D as indefinite lived intangible assets until the successful completion or abandonment of the associated research and development efforts. There have been no changes to the indefinite lived intangible assets balance since the year ended December 31, 2023. Accordingly, the indefinite lived intangible asset balance as of September 30, 2024 is $235.8 million.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of September 30, 2024, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of September 30, 2024 is $82.3 million.

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

Our Company

We are a global biopharmaceutical company focused on the discovery, development and commercialization of clinically differentiated medicines that provide benefits to children and adults living with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  We believe that this allows us to maximize value for all our stakeholders. We have a diversified therapeutic portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

Corporate Updates

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life-threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the quarter ended September 30, 2024, we recognized $72.3 million in net sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended September 30, 2024, we recognized $51.9 million in net sales of Emflaza.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission, or EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the opinion will be reviewed by the EC which is expected to decide on opinion adoption approximately 67 days from the date of issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. Based on the timeline of these procedures, we expect the marketing authorization for Translarna to remain in effect approximately through the end of 2024. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

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

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the Complete Response Letter. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a complete response letter to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under Prescription Drug User Free Act guidelines and an action date has not been provided.

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

Upstaza™ (eladocagene exuparvovec)

Our product Upstaza is a gene therapy used for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In March 2024, we submitted a biologics license application, or BLA, to the FDA for eladocagene exuparvovec for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted for filing the BLA for eladocagene exuparvovec for the treatment of AADC deficiency and granted priority review with a target regulatory action date of November 13, 2024.

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

Evrysdi® (risdiplam)

We also have a spinal muscular atrophy, or SMA, collaboration with F. Hoffman La Roche Ltd. and Hoffman La Roche inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation. The SMA program has one approved product, Evrysdi (risdiplam), which was approved by the FDA in August 2020 for the treatment of SMA in adults and children two months and older and by the EC in March 2021 for the treatment of 5q SMA in patients two months and older with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi also received marketing authorization for the treatment of SMA in over 100 countries. In May 2022, the FDA approved a label expansion for Evrysdi to include infants under two months old with SMA. In August 2023, the EC approved an extension of the Evrysdi marketing authorization to include infants under two months old in the EU.

Diversified Development Pipeline

Sepiapterin

One of our most advanced clinical stage molecules is sepiapterin. Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. In March 2024, we submitted a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. In the third quarter of 2023, we participated in a pre-NDA meeting with the FDA. At that meeting, the FDA stated that the sepiapterin clinical safety and efficacy data supported NDA submission for the treatment of pediatric and adult PKU patients. However, the FDA requested that we complete a 26-week nonclinical mouse study to assess sepiapterin carcinogenicity potential prior to NDA submission. This nonclinical study was not initially required when we acquired sepiapterin, as the NDA submission was planned under the Section 505(b)(2) pathway. Given that sepiapterin is a novel therapy with distinct pharmacology, biodistribution, mechanism of action and differentiated efficacy, we subsequently decided to make the NDA submission under the Section 505(b)(1) pathway, which requires the 26-week study, which is considered a required NDA component needed to inform labeling and is typically completed prior to submission. In July 2024, following completion of the in-life portion of the study, we submitted an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes, in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. We also made a regulatory submission for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024, and expect to do the same in Japan in the fourth quarter of 2024.

Splicing Platform

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase. The study demonstrated dose-dependent lowering of Huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. In June 2024, we announced additional interim results from the Phase 2 study of PTC518. At month 12, PTC518 treatment demonstrated durable dose-dependent lowering of mutant HTT, or mHTT, protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, PTC518 continued to be well tolerated. Based on its review of the interim Phase 2 study data, the FDA lifted the partial clinical hold on the program. In September 2024, the FDA granted Fast Track designation to the PTC518 program for the treatment of HD.

Ferroptosis and Inflammation Platform

Our ferroptosis and inflammation platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The two most advanced molecules in our ferroptosis and inflammation platform are vatiquinone and utreloxastat.  We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich ataxia, or FA, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of Friedreich ataxia based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. We plan to submit an NDA for vatiquinone for the treatment of FA in the United States in December 2024. In the third quarter of 2021, we completed a Phase 1 trial in healthy volunteers to evaluate the safety and pharmacology of utreloxastat. Utreloxastat was found to be well-tolerated with no reported serious adverse events while demonstrating predictable pharmacology. We initiated a Phase 2 registration directed trial of utreloxastat for amyotrophic lateral sclerosis, or ALS, in the first quarter of 2022. We expect topline results from this trial in the fourth quarter of 2024.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three and nine months ended September 30, 2024, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of September 30, 2024.

As of September 30, 2024, we had an accumulated deficit of $3,581.0 million. We had a net loss of $297.4 million and $470.8 million for the nine months ended September 30, 2024 and 2023, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. Additionally, the CHMP maintained its negative opinion for Translarna for the treatment of nmDMD following the request for re-examination procedure. In accordance with EMA regulations, the opinion will be reviewed by the EC which is expected to decide on opinion adoption approximately 67 days from the date of issuance. We are also exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC. In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA and granted priority review with a target regulatory action date of November 13, 2024. In March 2024, we submitted an MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of PKU in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

In July 2024, we announced the submission of an NDA to the FDA for sepiapterin for the treatment of PKU in the United States. Pursuant to the Agreement and Plan of Merger, dated May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa Pharmaceuticals, Inc., or Censa, and, solely in its capacity as the representative, agent and attorney in fact of the securityholders of Censa, Shareholder Representative Services, LLC, the decision to submit the NDA triggered a $25.0 million regulatory milestone to the former Censa securityholders. In September 2024, we announced the FDA acceptance for filing of the NDA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone to the former Censa securityholders. Together, the $50.0 million of regulatory milestones were recorded in research and development expense for the three and nine months ended September 30, 2024 and are recorded in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2024.

Additionally, we expect to pay $4.5 million in regulatory milestone payments upon the approval of eladocagene exuparvovec for the treatment of AADC deficiency in the United States from the FDA pursuant to the Agreement and Plan of Merger, dated as of July 19, 2018, or the Agilis Merger Agreement, by and among us, Agility Merger Sub, Inc., a

Delaware corporation and our wholly owned, indirect subsidiary, Agilis and, solely in its capacity as the representative, agent and attorney-in-fact of the equityholders of Agilis, Shareholder Representative Services LLC.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2023 Annual Report. There were no material changes to these obligations and commitments during the period ended September 30, 2024. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

During the three months ended September 30, 2024 and 2023, net product sales outside of the United States were $83.5 million and $76.6 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net revenues made up $72.3 million and $69.0 million of the net product sales outside of the United States for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, net product sales in the United States were $51.9 million and $67.4 million, respectively, consisting solely of sales of Emflaza. During the three months ended September 30, 2024, two countries, the United States and Brazil, accounted for at least 10% of the Company’s net product sales, representing $51.9 million and $29.2 million of the net product sales, respectively. During the three months ended September 30, 2023, one country, the United States, accounted for at least 10% of the Company’s net product sales, representing $67.4 million of the net product sales, respectively. For the three months ended September 30, 2024 and 2023, the Company had two and three distributors, respectively, accounted for over 10% of the Company’s net product sales.

During the nine months ended September 30, 2024 and 2023, net product sales outside of the United States were $289.5 million and $318.5 million, respectively consisting of sales of Translarna, Tegsedi, Waylivra and Upstaza. Translarna net revenues made up $246.2 million and $280.6 million of the net product sales outside of the United States for the nine months ended September 30, 2024 and 2023, respectively.  For the nine months ended September 30, 2024 and 2023, net product sales in the United States were $156.7 million and $187.7 million, respectively, consisting solely of sales of Emflaza. During the nine months ended September 30, 2024, three countries, the United States, Brazil, and Russia, accounted for at least 10% of our net product sales, representing $156.7 million, $68.3 million, and $55.7 million of net product sales, respectively. During the nine months ended September 30, 2023, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $187.7 million, $69.0 million, and $52.5 million of net product sales, respectively. For the nine months ended September 30, 2024 and 2023, we had a total of two and two distributors, respectively, that each accounted for over 10% of our net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of September 30, 2024, we had recognized a total of $310.0 million in milestone payments and $487.5 million royalties on net sales pursuant to the SMA License Agreement. As of September 30, 2024, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of September 30, 2024 are $150.0 million upon achievement of certain sales events.

For the three and nine months ended September 30, 2024, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche. For the three and nine months ended September 30, 2023, the amounts recognized for the collaboration revenue related to the SMA License Agreement with Roche were immaterial.

For the three and nine months ended September 30, 2024, we recognized $61.4 million and $145.7 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2023, we recognized $50.2 million and $117.9 million of royalty revenue, respectively, related to Evrysdi.

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

The following tables provides research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023

	(in thousands)
Development	$51,839	$66,437
Research	16,301	38,178
Milestones	50,000	—
Payroll, benefits, and share-based stock compensation	33,950	46,400
Facilities and other	9,322	13,197
Total research and development	$161,412	$164,212

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Development	$155,194	$215,787
Research	48,004	82,705
Milestones	65,000	30,000
Payroll, benefits, and share-based stock compensation	110,605	177,657
Facilities and other	30,907	39,061
Total research and development	$409,710	$545,210

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, the decrease in development expenses primarily reflected the decrease in program spend related to our strategic pipeline prioritization as we continue to focus our resources on our differentiated, high potential research and development programs.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, the decrease in research expenses was primarily related to our strategic pipeline prioritization where we discontinued several preclinical and early research programs. In 2024, we continue to focus our resources on our differentiated, high potential research and development programs.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For the three months ended September 30, 2024, compared to the three months ended September 30, 2023, the increase in milestone expenses primarily related to the achievement of a $25.0 million regulatory milestone for the decision to submit an NDA to the FDA for sepiapterin for PKU in July 2024 and the achievement of a $25.0 million regulatory milestone for the acceptance of an NDA to the FDA for sepiapterin for PKU in September 2024, as compared to no milestones achieved in the three months ended September 30, 2023. For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, the increase in milestone expenses primarily related to the achievement of a $15.0 million success-based regulatory milestone for the validation and acceptance of an MMA for sepiapterin for PKU in May 2024, the achievement of a $25.0 million regulatory milestone for the decision to submit an NDA to the FDA for sepiapterin for PKU in July 2024, and the achievement of a $25.0 million regulatory milestone for the acceptance of an NDA to the FDA for sepiapterin for PKU in September 2024, as compared to the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU in February 2023.

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

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, the decrease in payroll, benefits, and share-based stock compensation expenses primarily relates to our reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, the decrease in facilities and other expenses primarily related to decreases in facility-based expenses at our facility in Hopewell Township, New Jersey as a result of an amendment and restatement of our lease for such facility.

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

During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report.

Results of operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$135,421	$144,038	$(8,617)
Royalty revenue	61,365	50,173	11,192
Manufacturing revenue	—	2,365	(2,365)
Cost of product sales, excluding amortization of acquired intangible assets	10,848	9,493	1,355
Amortization of acquired intangible assets	3,036	58,649	(55,613)
Research and development expense	161,412	164,212	(2,800)
Selling, general and administrative expense	73,456	80,886	(7,430)
Change in the fair value of contingent consideration	700	1,500	(800)
Tangible asset impairment and losses (gains) on transactions, net	1,844	—	1,844
Interest expense, net	(41,609)	(28,160)	(13,449)
Other expense, net	(1,872)	(20,266)	18,394
Income tax (expense) benefit	(8,663)	33,620	(42,283)

Net product revenues. Net product revenues were $135.4 million for the three months ended September 30, 2024, a decrease of $8.6 million, or 6%, from $144.0 million for the three months ended September 30, 2023. The decrease in net product revenue was primarily due to a decrease in net product sales of Emflaza, offset by an increase in net product sales of Translarna. Emflaza net product revenues were $51.9 million for the three months ended September 30, 2024, a decrease of $15.5 million, or 23%, compared to $67.4 million for the three months ended September 30, 2023. These results were driven by the expiration of Emflaza’s orphan drug exclusivity in February 2024. Translarna net product revenues were $72.3 million for the three months ended September 30, 2024, an increase of $3.3 million, or 5%, compared to $69.0 million for the three months ended September 30, 2023. These results were due to the timing of bulk patient orders.

Royalty revenue. Royalty revenue was $61.4 million for the three months ended September 30, 2024, an increase of $11.2 million, or 22%, from $50.2 million for the three months ended September 30, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $0.0 million for the three months ended September 30, 2024, a decrease of $2.4 million, or 100%, from $2.4 million for the three months ended September 30, 2023. The decrease was due to no manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers being performed in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product sales, excluding amortization of acquired intangible assets. Cost of product sales, excluding amortization of acquired intangible assets were $10.8 million for the three months ended September 30, 2024, an increase of $1.4 million, or 14%, from $9.5 million for the three months ended September 30, 2023. Cost of product sales consisted primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, was primarily due to increases in royalty costs driven by Emflaza. As of February 2024, the Emflaza rights intangible asset was fully amortized, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Amortization of acquired intangible assets. Amortization of acquired intangible assets were $3.0 million for the three months ended September 30, 2024, a decrease of $55.6 million, or 95%, from $58.6 million for the three months ended September 30, 2023. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease was driven by the Emflaza rights intangible asset being fully amortized as of February 2024, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Research and development expense. Research and development expense was $161.4 million for the three months ended September 30, 2024, a decrease of $2.8 million, or 2%, from $164.2 million for the three months ended September 30, 2023. The decrease in research and development expenses reflected strategic portfolio prioritization as we continued to focus our resources on our differentiated, high potential research and development programs. Research and development expense also included a total of $50.0 million regulatory success-based milestones payable to the former Censa securityholders for the three months ended September 30, 2024, as compared to no expenses related to milestones achieved in the three months ended September 30, 2023.

Selling, general and administrative expense. Selling, general and administrative expense was $73.5 million for the three months ended September 30, 2024, a decrease of $7.4 million, or 9%, from $80.9 million for the three months ended September 30, 2023. The decrease reflected lower employee costs as a result of the reduction in workforce in 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a loss of $0.7 million for the three months ended September 30, 2024, a decrease of $0.8 million, or 53%, from a loss of $1.5 million for the three months ended September 30, 2023. The change was related to the fair valuation of the potential future consideration to be paid to former equityholders of Agilis as a result of our merger with Agilis which closed in August 2018. Changes in the fair value were due to the re-calculation of discounted cash flows for the passage of time and changes to certain other estimated assumptions.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $1.8 million for the three months ended September 30, 2024, an increase of $1.8 million, or 100%, from $0.0 million for the three months ended September 30, 2023. This increase was primarily related to a $1.3 million loss for fixed asset impairments related to the South Plainfield, New Jersey office closure in August 2024, as well as a $0.5 million loss on sales of fixed assets.

Interest expense, net. Interest expense, net was $41.6 million for the three months ended September 30, 2024, an increase of $13.4 million, or 48%, from $28.2 million for the three months ended September 30, 2023. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement, offset by a decrease in interest expense due to the termination of our Blackstone Credit Agreement.

Other expense, net. Other expense was $1.9 million for the three months ended September 30, 2024, a decrease of $18.4 million, or 91%, from other expense, net of $20.3 million for the three months ended September 30, 2023. The decrease in other expense, net primarily related to net unrealized and realized gains of $4.6 million on our ClearPoint Neuro. Inc. equity investments and convertible debt security, offset by net realized and unrealized foreign exchange losses of $6.0 million for the three months ended September 30, 2024. Other expense, net for the three months ended September 30, 2023 was primarily related to realized and unrealized foreign exchange losses of $16.4 million, and unrealized losses on our equity investments in ClearPoint Neuro, Inc. of $2.0 million and unrealized losses on our convertible debt security in ClearPoint Neuro, Inc. of $3.1 million, offset by unrealized gains of $1.1 million on marketable securities – equity investments.

Income tax (expense) benefit. Income tax expense was $8.7 million for the three months ended September 30, 2024, a change of $42.3 million, or over 100%, compared to income tax benefit of $33.6 million for the three months ended

September 30, 2023.  The change in income tax (expense) benefit was attributable to the recognition of the revenue associated with the Royalty Pharma agreement of 2023. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$446,245	$506,187	$(59,942)
Collaboration revenue	—	6	(6)
Royalty revenue	145,702	117,857	27,845
Manufacturing revenue	1,661	6,716	(5,055)
Cost of product sales, excluding amortization of acquired intangible assets	41,115	36,368	4,747
Amortization of acquired intangible assets	57,431	145,461	(88,030)
Research and development expense	409,710	545,210	(135,500)
Selling, general and administrative expense	216,228	256,249	(40,021)
Change in the fair value of contingent consideration	5,700	(125,000)	130,700
Intangible asset impairment	—	217,800	(217,800)
Tangible asset impairment and losses (gains) on transactions, net	3,605	—	3,605
Interest expense, net	(125,933)	(84,905)	(41,028)
Other expense, net	(2,306)	(8,832)	6,526
Income tax (expense) benefit	(28,989)	68,247	(97,236)

Net product revenues. Net product revenues were $446.2 million for the nine months ended September 30, 2024, a decrease of $59.9 million, or 12%, from $506.2 million for the nine months ended September 30, 2023. The decrease in net product revenue was primarily due to a decrease in net product sales of Translarna and Emflaza. Translarna net product revenues were $246.2 million for the nine months ended September 30, 2024, a decrease of $34.4 million, or 12%, compared to $280.6 million for the nine months ended September 30, 2023. These results were due to the timing of bulk patient orders. Emflaza net product revenues were $156.7 million for the nine months ended September 30, 2024, a decrease of $31.0 million, or 17%, compared to $187.7 million for the nine months ended September 30, 2023. These results were driven by the expiration of Emflaza’s orphan drug exclusivity in February 2024.

Collaboration revenue. Collaboration revenue was $0.0 thousand for the nine months ended September 30, 2024, a decrease of $6.0 thousand, or 100%, from $6.0 thousand for the nine months ended September 30, 2023. No milestones were triggered in the nine months ended September 30, 2024 and 2023. The activity for collaboration revenue was immaterial for the nine months ended September 30, 2023.

Royalty revenue. Royalty revenue was $145.7 million for the nine months ended September 30, 2024, an increase of $27.8 million, or 24%, from $117.9 million for the nine months ended September 30, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $1.7 million for the nine months ended September 30, 2024, a decrease of $5.1 million, or 75%, from $6.7 million for the nine months ended September 30, 2023. The decrease was due to less manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers being performed in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product sales, excluding amortization of acquired intangible assets. Cost of product sales, excluding amortization of acquired intangible assets were $41.1 million for the nine months ended September 30, 2024, an increase of $4.7 million, or 13%, from $36.4 million for the nine months ended September 30, 2023. Cost of product sales consisted primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible assets, was primarily due to increases in royalty costs driven by Emflaza. As of February 2024, the Emflaza rights intangible asset was fully amortized, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Amortization of acquired intangible assets. Amortization of acquired intangible assets were $57.4 million for the nine months ended September 30, 2024, a decrease of $88.0 million, or 61%, from $145.5 million for the nine months ended September 30, 2023. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease was driven by the Emflaza rights intangible asset being fully amortized as of February 2024, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Research and development expense. Research and development expense was $409.7 million for the nine months ended September 30, 2024, a decrease of $135.5 million, or 25%, from $545.2 million for the nine months ended September 30, 2023. The decrease in research and development expenses reflected strategic portfolio prioritization as we continued to focus our resources on our differentiated, high potential research and development programs. Research and development expense also included a total of $65.0 million regulatory success-based milestones payable to the former Censa securityholders for the nine months ended September 30, 2024. Research and development expense included the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU for the nine months ended September 30, 2023.

Selling, general and administrative expense. Selling, general and administrative expense was $216.2 million for the nine months ended September 30, 2024, a decrease of $40.0 million, or 16%, from $256.2 million for the nine months ended September 30, 2023. The decrease reflected lower employee costs as a result of the reduction in workforce in 2023.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a loss of $5.7 million for the nine months ended September 30, 2024, a change of $130.7 million, or over 100%, from a gain of $125.0 million for the nine months ended September 30, 2023. The change was primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to Friedreich ataxia and Angelman syndrome was $0. As a result, we recorded a fair value change of $129.8 million for the contingent consideration related to Friedreich ataxia and Angelman syndrome during the nine months ended September 30, 2023.

Intangible asset impairment. Intangible asset impairment was $0.0 million for the nine months ended September 30, 2024, a decrease of $217.8 million, or 100%, from intangible asset impairment of $217.8 million for the nine months ended September 30, 2023. The change was due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included Friedreich ataxia and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the Friedreich ataxia and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the nine months ended September 30, 2023.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $3.6 million for the nine months ended September 30, 2024, an increase of $3.6 million, or 100%, from $0.0 million for the nine months ended September 30, 2023. The increase was due to a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $1.5 million loss primarily related to fixed asset impairments in connection with the South Plainfield, New Jersey office closure in August 2024. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.1 million gain on sales of fixed assets.

Interest expense, net. Interest expense, net was $125.9 million for the nine months ended September 30, 2024, an increase of $41.0 million, or 48%, from $84.9 million for the nine months ended September 30, 2023. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement, offset by a decrease in interest expense due to the termination of our Blackstone Credit Agreement.

Other expense, net. Other expense, net was $2.3 million for the nine months ended September 30, 2024, a decrease of $6.5 million, or 74%, from other expense of $8.8 million for the nine months ended September 30, 2023. The decrease in other expense primarily related to net realized and unrealized losses from foreign currency of $3.8 million for the nine months ended September 30, 2024, offset by net unrealized and realized gains on our ClearPoint Neuro, Inc. convertible debt security and equity investments of $1.4 million.  Other expense, net for the nine months ended September 30, 2023 was primarily related to realized and unrealized foreign exchange losses of $5.2 million and unrealized and realized losses, net, on our equity investments in ClearPoint Neuro, Inc. of $3.9 million and unrealized losses on our convertible debt security in ClearPoint Neuro, Inc. of $4.6 million. These expenses were offset by unrealized gains of $5.5 million on marketable securities – equity investments for the nine months ended September 30, 2023.

Income tax (expense) benefit. Income tax expense was $29.0 million for the nine months ended September 30, 2024, a change of $97.2 million, or over 100%, compared to income tax benefit of $68.2 million for the nine months ended September 30, 2023. The change in income tax expense (benefit) was attributable to the recognition of the revenue associated with the Royalty Pharma agreement of 2023. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the opinion will be reviewed by the EC which is expected to decide on opinion adoption approximately 67 days from the date of issuance. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. Based on the timeline of these procedures, we expect the marketing authorization for Translarna to remain in effect approximately through the end of 2024. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

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

Cash flows

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.01 billion.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	(77,684)	(58,130)
Investing activities	(223,530)	(82,319)
Financing activities	229,395	25,915

Net cash used in operating activities was $77.7 million for the nine months ended September 30, 2024, and $58.1 million for the nine months ended September 30, 2023. The net cash used in operating activities for the nine months ended September 30, 2024, was primarily related to spend supporting clinical development and commercial activities, partially offset by the cash received from the sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide net sales from Evrysdi. The net cash used in operating activities for the nine months ended September 30, 2023 primarily related to supporting clinical development and commercial activities.

Net cash used in investing activities was $223.5 million for the nine months ended September 30, 2024, and $82.3 million for the nine months ended September 30, 2023. Cash used in investing activities for the nine months ended September 30, 2024, was primarily related to the acquisition of product rights, purchases of marketable securities, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities, proceeds from sales of fixed assets and proceeds from principal payment of the ClearPoint convertible debt security. Cash used in investing activities for the nine months ended September 30, 2023, was primarily related to the acquisition of product rights, purchases of marketable securities-equity investments, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities.

Net cash provided by financing activities was $229.4 million for the nine months ended September 30, 2024, and $25.9 million for the nine months ended September 30, 2023. Cash provided by financing activities for the nine months ended September 30, 2024, was primarily attributable to proceeds from sales of future royalties, proceeds from our employee stock purchase plan, and proceeds from the exercise of options, partially offset by payments on our finance lease principal and payments on contingent consideration. Cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to cash received from the exercise of options, and proceeds from our employee stock purchase plan, partially offset by payments on our finance lease principal and debt issuance costs related to the senior secured term loan.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. Additionally, the CHMP maintained its negative opinion for Translarna for the treatment of nmDMD following the request for re-examination procedure. In accordance with EMA regulations, the opinion will be reviewed by the EC, which is expected to decide on opinion adoption approximately 67 days from the date of issuance. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC. In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted the filing of the BLA and granted priority review with a target regulatory action date of November 13, 2024. Also in March 2024, we submitted an MAA to the EMA for sepiapterin for the treatment of PKU, which was validated and accepted for review by the EMA in May 2024. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of PKU. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization and the EC’s potential adoption of the negative opinion or identify other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza following its loss of orphan drug exclusivity related to the treatment of DMD in patients five years and older;
●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for our gene therapy for the treatment of AADC deficiency in the United States;
●	the costs, timing and outcome of our efforts to advance Translarna for the treatment of nmDMD in the United States, including, whether we will be required to perform additional clinical trials, non-clinical studies or CMC assessments or analyses at significant cost which, if successful, may support approval of Translarna for nmDMD in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease, such as COVID-19;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and ferroptosis and inflammation programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and ferroptosis and inflammation programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and ferroptosis and inflammation programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;

●	our ability to satisfy our obligations under the terms of our lease agreements;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our ferroptosis and inflammation platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. Pursuant to the Censa Merger Agreement, the acceptance triggered a $15.0 million regulatory milestone to the former Censa securityholders, which was recorded in research and development expense for the nine months ended September 30, 2024. As of September 30, 2024, the $15.0 million milestone was paid. In July 2024, we announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone to the former Censa securityholders. In September 2024, we announced the FDA acceptance for filing of the NDA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone to the former Censa securityholders. Together, the $50.0 million of regulatory milestones were recorded in research and development expense for the three and nine months ended September 30, 2024 and are recorded in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2024.

In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA and granted priority review with a target regulatory action date of November 13, 2024.  As a result of the acceptance, we paid a $20.0 million milestone payment to former equity holders of Agilis, during the three and nine months ended September 30, 2024. As of September 30, 2024, the remaining potential regulatory milestones we expect to achieve is $11.1 million, and the remaining potential sales milestones we expect to achieve is $50.0 million, both of which relate solely to Upstaza.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2023 Annual Report. There were no material changes to these obligations and commitments during the period ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2024, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

On November 5, 2024, William F. Bell, Jr., a member of the Company’s board of directors (the “Board”), notified the Company of his resignation from the Board and the Compensation Committee thereof, effective as of November 7, 2024. Mr. Bell has informed the Company that his decision is based on his need to focus on other commitments and was not due to any disagreement with the Company.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Allan Jacobson (Director)	Adoption (August 27, 2024)	Rule 10b5-1 trading arrangement	Sale	Until January 2, 2025, or such earlier date upon which all transactions are completed.	Up to 12,000 shares
Christine Utter (SVP, Chief Accounting Officer and Head of People Services)	Adoption (August 27, 2024)	Rule 10b5-1 trading arrangement	Sale	Until January 2, 2025, or such earlier date upon which all transactions are completed.	Up to 17,800 shares

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*     Submitted electronically herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)