Form 10-K
period 2024-12-31
PTC THERAPEUTICS, INC.
filed 2025-02-27
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,733,690,074. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

As of February 25, 2025, the registrant had 78,869,368 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	the outcome of pricing, coverage and reimbursement negotiations with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to sepiapterin for the treatment of phenylketonuria, including any regulatory submissions and potential approvals, commercialization, and the potential achievement of regulatory and sales milestones and contingent payments that we may be obligated to make
●	our ability to maintain our marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in Brazil, Russia, the European Economic Area, or the EEA, and other regions, including whether the European Commission adopts the negative opinion from the Committee for Medicinal Products for Human Use, or CHMP, for the conditional marketing authorization for Translarna in the EEA, or our ability to identify other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to use the clinical data from our international drug registry study and real-world evidence concerning Translarna's benefits to support a continued marketing authorization for Translarna for the treatment of nmDMD in the EEA;
●	our ability to use the results of Study 041, a randomized, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open-label extension, and from our international drug registry study to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	whether investigators agree with our interpretation of the results of clinical trials and the totality of clinical data from our trials of Translarna;
●	expectations with respect to our license and collaboration agreement with Novartis Pharmaceuticals Corporation, including our right to receive any development, regulatory and sales milestones, and profit sharing and royalty payments from Novartis;
●	expectations with respect to vatiquinone for the treatment of Friedreich’s ataxia, including any regulatory submissions and potential approvals, commercialization, and the potential achievement of regulatory and sales milestones and contingent payments that we may be obligated to make;
●	expectations with respect to Upstaza/Kebilidi, including commercialization, manufacturing capabilities, and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercial status of Evrysdi® (risdiplam) and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., including the commercialization of Tegsedi and

Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our expectations with respect to the potential financial impact and benefits of our leased biologics manufacturing facility and our ability to satisfy our obligations under the terms of the lease agreement for such facility;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;

●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and inflammation and ferroptosis programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

Summary of Risk Factors

●	We may be unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products;
●	Delays or failures in obtaining regulatory approval would materially impair our commercialization capabilities;
●	We may be unable to continue to commercialize Translarna for nmDMD in the EEA if the EC adopts the negative opinion issued by the CHMP for the renewal of the existing conditional authorization for Translarna.
●	We may not qualify for certain specialized pathways to develop our product candidates or to seek approval;
●	We or our collaborators may experience any of a number of possible unforeseen events in connection with clinical trials related to our products and product candidates;
●	Subgroup, retrospective, post-hoc, and certain statistical analyses may not be reliable and typically will not form the basis for regulatory approval;
●	We may experience delays or difficulties in the enrollment of patients in our clinical trials;
●	We may identify serious adverse side effects during the development or further development of any product or product candidate;
●	Our products and product candidates may be difficult to manufacture;
●	Our products and product candidates may fail to achieve market acceptance in the medical community;
●	We may be unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates;
●	A substantial portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks and laws and regulations, including those governing export restrictions and economic sanctions;
●	We face substantial competition;
●	Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives;
●	There may be future changes in legal and regulatory requirements that may materially impact our results of operations;
●	We have incurred significant losses since our inception and expect to continue to incur significant operating expenses for the foreseeable future. We may need additional funding and we may never generate profits from operations or maintain profitability;
●	We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or from collaborations or make investments in other companies or technologies that could harm our business and dilute our stockholders’ ownership;
●	Raising additional capital may dilute our stockholders’ ownership, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We may not be able to comply with applicable laws and regulations for our products or product candidates;
●	We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU;
●	All pharmaceutical products for which marketing authorization has been granted are subject to extensive and rigorous regulation;

●	Failure to obtain and maintain acceptable pricing and reimbursement terms for our products would delay our commercialization efforts;
●	Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may negatively affect our business;
●	We may fail to properly allocate our resources;
●	We contract with third parties for the manufacture and distribution of our products and certain of our product candidates and these third parties may encounter issues that affect our business;
●	We rely on third parties to conduct our preclinical and clinical trials and other essential services;
●	We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates;
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security;
●	We may be subject to product liability and other civil lawsuits;
●	We may be unable to retain our key executives;
●	We may be unable to obtain or maintain patent protection for our technology and products;
●	We may become involved in lawsuits to protect or enforce our intellectual property or in connection with allegations that we are infringing on third-party intellectual property rights;
●	Without patent protection, our marketed products may face generic competition;
●	We may not obtain or maintain adequate trademark protection for our brand names;
●	Our rights to develop and commercialize Upstaza/Kebilidi are subject, in part, to the terms and conditions of licenses granted to us by others;
●	We may not have sufficient cash flow from our business to make payments on our debt; and
●	The price of our common stock may be volatile and fluctuate substantially.

PART I

Item 1.   Business

Overview

We are a global biopharmaceutical company that discovers, develops and commercializes clinically differentiated medicines that provide benefits to children and adults living with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients. We believe that this allows us to maximize value for all of our stakeholders.

Our Pipeline

We have a diversified therapeutic portfolio that includes several commercial products and product candidates in various stages of development, including discovery, research and clinical stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism. The disclosure below summarizes the status of our significant clinical-stage programs and commercial products as of the date of this report, including those with our strategic partners:

●	Global Commercial Footprint
o	Global DMD Franchise – We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life-threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. In January 2024, the Committee of Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the European Commission, or EC, decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC. Translarna also has marketing authorization in Russia for the treatment of nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries as described below. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

o	UpstazaTM (eladocagene exuparvovec) / KebilidiTM (eladocagene exuparvovec-tneq) – Upstaza, a gene therapy for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom. In November 2024, the U.S. Food and Drug Administration, or FDA, granted accelerated approval for this gene therapy for the treatment of AADC deficiency in the United States. This gene therapy is marketed with the brand name Kebilidi in the United States.
o	Tegsedi® (inotersen) and Waylivra® (volanesorsen) – We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., or Ionis. Tegsedi has received marketing authorization in the United States, European Union, or EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra is approved in Brazil for the treatment of familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL.
o	Evrysdi® (risdiplam) – Evrysdi, a treatment for spinal muscular atrophy, or SMA, was approved by the FDA for the treatment of SMA in adults and children of all ages and by the EC for the treatment of 5q SMA in patients of all ages with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in over 100 countries. Evrysdi is a product of our SMA program and our collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

●	Diversified Development Pipeline
o	Sepiapterin – Sepiapterin is our product candidate for the treatment of phenylketonuria, or PKU. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. In March 2024, we submitted a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. We expect an opinion from the CHMP in the second quarter of 2025. In July 2024, we submitted a new drug application, or NDA, to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes, in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. We also made regulatory submissions for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024 and in Japan in the fourth quarter of 2024, with a regulatory decision in Japan expected in the fourth quarter of 2025.
o	Splicing Platform – In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase of the Phase 2 study of PTC518. In June 2024, we announced interim results from the full Phase 2 study of PTC518. In September 2024, the FDA granted Fast Track designation to the PTC518 program for the treatment of HD. In December 2024, we held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of PTC518. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. We expect to provide results from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2025. In November 2024, we entered into a License and Collaboration Agreement with Novartis Pharmaceuticals Corporation, or Novartis, relating to our PTC518 program, or the Novartis Agreement. Pursuant to the Novartis Agreement, we will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing open label extension, or OLE, Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide.

o	Inflammation and Ferroptosis Platform – The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia, or FA, called MOVE-FA, in May 2023. While the trial did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of FA, based on the MOVE-FA trial as well as data from the ongoing OLE study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA and granted priority review with a target regulatory action date of August 19, 2025.

●	Pre-clinical Pipeline
o	We continue to invest in our pre-clinical product pipeline by committing resources to research and development programs to provide access to best-in-class treatments for patients who have an unmet medical need. Our pre-clinical efforts are focused on two scientific platforms: splicing and inflammation and ferroptosis, two areas of science where PTC has significant expertise.

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

The marketing authorization is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of continued authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. In October 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

Marketing authorization is required in order for us to engage in any EEA-wide commercialization of Translarna in the EEA, which allows us to participate in pricing and reimbursement negotiations, on a country-by-country basis with each country in the EEA. Individual countries in the EEA have the ability to make Translarna available under early access programs, or EAP programs, or through similar styled programs. There is substantial risk that if the EC adopts the CHMP’s negative opinion or we are otherwise unable to renew our EEA marketing authorization during any annual renewal cycle or we are unable to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA should the CHMP’s negative opinion be adopted by the EC or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories. For more information regarding the risks associated with a potential EC adoption of the CHMP’s negative opinion on Translarna’s marketing authorization, see Item 1A. Risk Factors, “We may be unable to continue to commercialize Translarna for nmDMD in the EEA if the EC adopts the negative opinion issued by the CHMP for the renewal of the existing conditional authorization for Translarna.”

See “Item 1. Business-Commercial Matters-Market Access Considerations” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Products and our Product Candidates” and “-Risks Related to Regulatory Approval of our Product and our Product Candidates” for further information regarding the marketing authorization in the EEA, the market access process and related risks.

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

United States

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter, or CRL, for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness and safety of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041, which was our 18 months, placebo-controlled trial, followed by an 18 months open label extension, of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a CRL to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under Prescription Drug User Free Act, or PDUFA, guidelines and an action date has not been provided.

See “Item 1. Business-Government Regulation-The new drug and biologic approval process” below for further discussion with respect to the NDA process. See “Item 1. Business-Translarna (ataluren)” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Products and our Product Candidates” and “-Risks Related to Regulatory Approval of our Products and our Product Candidates” for further detail regarding the results of our completed trials and studies of Translarna for the treatment of nmDMD, our regulatory strategy in the United States, our history with submissions to the FDA and the related risks to our business.

Other Territories

Translarna received marketing authorization for the treatment of nmDMD in Israel and South Korea in 2015, Chile in 2018, Brazil in 2019 and Russia in 2020, in addition to approvals from other countries, and these licenses are currently active. Many territories outside of the EEA, including Israel, South Korea and Chile, reference and depend on the determinations by the EMA when considering the grant of a marketing authorization. It is possible that we would not be able to maintain our marketing authorizations in these regions in the event the EMA decides not to renew or otherwise modifies or withdraws our marketing authorization in the EEA.  In addition, Translarna is authorized in the United Kingdom and is undergoing a national assessment. The marketing authorization for Translarna in Brazil and Russia are subject to renewal every five years. We have been pursuing and expect to continue to pursue marketing authorizations for Translarna for the treatment of nmDMD in other regions.

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

Upstaza / Kebilidi

Upstaza/Kebilidi is an adeno-associated virus, or AAV, gene therapy for the treatment of AADC deficiency, a rare CNS disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. On November 13, 2024, the FDA granted accelerated approval of our gene therapy for the treatment of children and adults with AADC deficiency, which is marketed with the brand name Kebilidi in the United States. We are obligated to complete certain post-marketing requirements in connection with the FDA's approval, including clinical safety studies.

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

Patients are treated with Upstaza/Kebilidi during a single procedure in which the gene therapy is administered directly to the region of the brain, called the putamen, where dopamine is made and released. The targeted micro-dosing approach administering small amounts of gene therapy directly to focal regions of affected cells in the putamen has the benefit of keeping the supply requirements for materials low, improving access of the therapeutic gene to key cells, potentially limiting immune and complement-mediated responses and reducing the risk of off-target uptake and excretion of the gene therapy by the liver and kidneys.

Upstaza and Kebilidi for the treatment of AADC deficiency has orphan drug designation in the EU and United States, respectively. Due to its orphan medicinal product designation by the EMA, we rely on a ten-year exclusive marketing period for Upstaza in the EEA, which may potentially be extended for two additional years if we receive approval for a pediatric exclusivity incentive. Kebilidi has a twelve-year exclusive marketing period in the United States for the approved indication, commencing on the date of FDA approval, under the provisions of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as well as a concurrent seven-year exclusive marketing period, under the provisions of the Orphan Drug Act. We rely on the twelve-year BPCIA regulatory exclusivity and concurrent seven-year Orphan Drug Act exclusivity to commercialize Kebilidi in the United States, which we expect to expire in November 2036 and November 2031, respectively.

See “Item 1. Business-Government Regulation-The new drug and biologic approval process” below for further discussion with respect to the Biologics License Application, or BLA, process.

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

Diversified Development Pipeline

Our pipeline includes a number of programs at various stages of development including sepiapterin, PTC518 and other programs from our splicing and inflammation and ferroptosis platforms. Additionally, we have ongoing clinical studies of our current commercial product for maintaining authorizations and enabling additional authorizations.

Sepiapterin

Sepiapterin is a precursor to intracellular tetrahydrobiopterin, which is a critical enzymatic cofactor involved in metabolism and synthesis of numerous metabolic products. Sepiapterin has been pursued as a possible treatment for orphan metabolic diseases associated with defects in the tetrahydrobiopterin biochemical pathways, including PKU. PKU is an inborn error of metabolism caused predominantly by mutations in the phenylalanine hydroxylase gene resulting in toxic buildup of the amino acid phenylalanine, or Phe, in the brain, and, if left untreated, severe and irreversible disabilities such as permanent intellectual disability, seizures, delayed development, behavioral problems and possibly psychiatric disorders can occur. We believe that there are approximately 58,000 PKU patients globally. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. In March 2024, we submitted an MAA to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. We expect an opinion from the CHMP in the second quarter of 2025. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes, in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. We also made regulatory submissions for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024, and in Japan in the fourth quarter of 2024, with a regulatory decision in Japan expected in the fourth quarter of 2025.

Splicing Platform

Our splicing platform focuses on the development of innovative therapies for diseases of unmet medical need that may be ameliorated through the regulation of pre-mRNA splicing.

In addition to Evrysdi and our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of HD. HD is a neurodegenerative and progressive brain disorder caused by a toxic gain-of-function triplet repeat expansion in the huntingtin gene resulting in uncontrolled movements and cognitive loss. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of HD. We believe that there are approximately 135,000 HD patients globally. PTC518 is an orally bioavailable molecule with broad central nervous system and systemic distribution that has been designed to reduce huntingtin protein expression with high selectivity and specificity. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase of the Phase 2 study of PTC518. The study demonstrated dose-dependent lowering of huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. In June 2024, we announced interim results from the full Phase 2 study of PTC518. At month 12, PTC518 treatment demonstrated durable dose-dependent lowering of mutant HTT, or mHTT, protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, PTC518 continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the PTC518 program for the treatment of HD. In December 2024, we held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of PTC518. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. We expect to provide results from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2025.

In November 2024, we entered into the Novartis Agreement, relating to our PTC518 HD program which included related molecules. This transaction closed in January 2025. Pursuant to the Novartis Agreement, we will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing OLE Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. For additional information, see “Item 1. Business – Our Collaborations, License Agreements and Funding Arrangements – Novartis Pharmaceuticals Corporation.”

Inflammation and Ferroptosis Platform

Our inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. Oxidation-reduction, or redox, reactions are an essential component of the generation and regulation of energy in living systems. These reactions are regulated through a set of enzymes known as oxidoreductase enzymes that uniquely require the transfer of an electron, or a redox chemical reaction, to affect their biological activity.

One of the advanced molecules in our inflammation and ferroptosis platform is vatiquinone. Vatiquinone is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. Vatiquinone targets 15-lipoxygenase, or 15-LO, a key regulator of oxidative stress, lipid-based neuro-inflammation, alpha-synuclein oxidation and aggregation and cell death. We are developing vatiquinone for the treatment of FA. FA is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are approximately 25,000 FA patients globally, including approximately 6,000 in the United States, of which approximately one-third are pediatric. Vatiquinone has previously been studied in FA patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension. In this trial, long-term vatiquinone treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. Vatiquinone has been generally well-tolerated in the clinic.

We announced topline results from our MOVE-FA trial, a registration-directed Phase 3 trial of vatiquinone in children and young adults with FA, in May 2023. While the trial did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of FA based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA and granted priority review with a target regulatory action date of August 19, 2025.

In November 2024, we announced that the global Phase 2 placebo-controlled CardinALS study of utreloxastat for the treatment of amyotrophic lateral sclerosis, or ALS, did not meet its primary endpoint of slowing disease progression on the composite ALSFRS-R and mortality analysis. Due to the lack of efficacy and biomarker signal, further development of utreloxastat for the treatment of ALS is not planned at this time.

Translarna (ataluren)

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

Safety and tolerability.   The results of ACT DMD confirmed the favorable safety profile of Translarna seen in our 48-week, 174-patient Phase 2b double-blind, placebo-controlled clinical trial evaluating the long-term safety and efficacy of Translarna in patients with nmDMD completed in 2009, or the Phase 2b trial.

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

Intent to Treat (ITT) Population.   The primary efficacy endpoint in ACT DMD was change in 6-minute walk distance, or 6MWD, from baseline to week 48. In the ITT population, a 15 meter benefit (p=0.213) was observed in the primary endpoint which did not meet statistical significance.

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

Additional endpoints included the North Start Ambulatory Assessment, or NSAA, test, a functional scale designed for boys affected by DMD, and the Pediatric Outcomes Data Collection Instrument, or PODCI, a validated tool for measuring quality of life in pediatric patients with orthopedic conditions. These additional endpoints favored Translarna in the ITT population but did not meet statistical significance.

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

Pre-specified meta-analysis.   The meta-analysis combined efficacy results from the ACT DMD ITT population and Phase 2b ambulatory decline phase subgroup. The Phase 2b ambulatory decline phase group includes the patients from our randomized, double-blind, placebo-controlled, Phase 2b clinical trial in patients with nmDMD who would have met the enrollment criteria of ACT DMD.

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

Study 041

Overview. As a specific obligation to our marketing authorization in the EEA, we were required to conduct and submit to the EMA the results of a three-year clinical trial to confirm the efficacy and safety of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. The trial was comprised of two stages: an 18-month randomized, double-blind, placebo-controlled clinical trial followed by an 18-month open label extension period. We refer to the 18-month clinical trial portion as “Stage 1” and the 18-month extension period as “Stage 2”. We refer to Stage 1 and Stage 2 together as Study 041. In September 2022, as part of our specific obligation, we submitted a report on Stage 1 and data from Stage 2 in connection with a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization.

For a discussion of the risks related to conducting clinical trials, in general, and Study 041, in particular, please see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Products and our Product Candidates” and “-Risks Related to Regulatory Approval of our Products and our Product Candidates”.

Enrollment. According to the study protocol, Study 041 enrolled nmDMD patients aged five years and above who achieve a 6MWD equal to or greater than 150 meters at three pre-treatment evaluation times (screening, baseline day one and baseline day two), tested as set forth in the protocol. Qualified participants also needed to perform timed function tests of running/walking 10 meters, climbing/descending four stairs and standing from supine within 30 seconds at both screening and baseline, and meet the other criteria set forth in the protocol.

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

Determination of the effects of Translarna on lower-limb muscle function as assessed by the NSAA test, serves as an additional secondary objective. NSAA scores were analyzed as secondary endpoints for both the mITT and ITT populations at the end of Stage 1 and were also analyzed as at the end of Stage 2. A separate analysis for Stage 2 evaluated changes in total score in participants with a baseline 6MWD of equal to or greater than 400 meters and under 7 years of age. We also assessed the risk of loss of NSAA items over 72 weeks and 144 weeks.

Slope of change in 6MWD over 144 weeks was also assessed as a secondary endpoint at the conclusion of Stage 2. Changes in 6MWD from baseline to week 72 and week 144 respectively were also addressed as secondary endpoints.

The safety profile of Translarna was evaluated throughout Stage 1 and Stage 2 as a secondary objective.

Certain exploratory endpoints were also assessed in Study 041. In patients aged 7 years and above, change from baseline in upper limb function is assessed using both functional testing and parent/caregiver-reported questionnaires. In patients under 7 years of age, muscle strength was assessed by change from baseline in myometry parameters. At pre-qualified sites only, magnetic resonance imaging was used to assess change from baseline in muscle fat fraction. The effects of Translarna on pulmonary function were assessed by change from baseline in forced vital capacity. In addition, subject- and parent/caregiver-reported questionnaires and at-home diaries were assessed to evaluate the effect of Translarna on health-related quality of life (HRQL) changes from baseline.

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

Multi-platform Discovery

We continue to invest in our pre-clinical product pipeline by committing resources to research and development programs to provide access to best-in-class treatments for patients who have an unmet medical need.

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

Approximately 94% of all human genes encode pre-mRNAs that undergo splicing, as such the majority of the human genome is targetable with splicing modulation. PTC’s proprietary splicing discovery platform, PTSeekTM, identifies small molecules that modulate splicing of specific exons in genes of therapeutic interest, including genes associated with SMA, HD and various forms of cancer. Using this technology, we have successfully identified orally bioavailable small molecules that correct splicing of SMN2 mRNA. An example of one of these molecules is Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. Based on our knowledge of the mechanism of splicing and how small molecules interact with the cellular splicing machinery, we have identified additional small molecule drug candidates that modify splicing of pre-mRNA, promote inclusion of specific exons into mRNA, including pseudoexons, or force skipping of undesired exons from the mature mRNA. We believe that this technology is potentially widely applicable to a large number of target genes across many therapeutic areas.

Inflammation and Ferroptosis

Energy production in cells is critical to their survival. On the other hand, processes that induce oxidative stress in cells can negatively impact cell survival. Energy production takes place in a part of the cell called mitochondria. The mitochondria use the transport of electrons via chemical reactions called redox reactions in their cell membranes to produce adenosine triphosphate, or ATP, which is the central energy molecule inside cells. This process of moving electrons to produce ATP is termed electron transfer or transport. The redox reactions, however, can also cause oxidative stress. We use our expertise in energy production via electron transfer chemical reactions and in oxidative stress to develop potentially first-in-class therapeutics for unmet medical needs. One area of our focus is on inherited mitochondrial diseases. Mitochondrial diseases often derive from defects in energy production and oxidative stress pathway. These diseases commonly result in severe neurological impairment and death at an early age. Through our screening processes, we have identified multiple drug targets which we are assessing in nonclinical studies with the aim of identifying additional product candidates to take into clinical development. Similar strategies potentially can be used for broader sets of diseases. We believe such approaches to these types of intractable diseases have the potential to lead to novel therapies to address areas of high unmet medical need.

Our Collaborations, License Agreements and Funding Arrangements

We currently have ongoing collaborations with Roche and the SMA Foundation for SMA, a license agreement with National Taiwan University, or NTU, for Upstaza, a collaboration and license agreement with Akcea for Tegsedi and Waylivra, a license agreement with Shiratori Pharmaceutical Co., Ltd., or Shiratori, relating to the manufacturing processes and technology for sepiapterin, and a license and collaboration agreement with Novartis for our PTC518 HD program.

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

As of December 31, 2024, we had recognized a total of $310.0 million in milestone payments and $545.6 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2024, there are no remaining development and regulatory event milestones that we can receive. The remaining potential sales milestones as of December 31, 2024 are $150.0 million upon achievement of certain sales events.

In June 2024, we entered into an amendment with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and Royalty Pharma plc, to the A&R Royalty Pharma Purchase Agreement, dated October 18, 2023, or the A&R Royalty Purchase Agreement, which amends and restates in its entirety the Royalty Purchase Agreement, dated as of July 17, 2020, and we exercised our first put option in exchange for $241.8 million in cash consideration. Pursuant to the A&R Royalty Purchase Agreement, we have sold to Royalty Pharma a portion of our right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement under the SMA program. To date, Royalty Pharma has paid to us cash consideration of $1.9 billion (less Royalty payments received by us with respect to assigned Royalties, or the Assigned Royalty Rights) in exchange for 90.49% of the Royalty, which will be reduced to 83.33% after Royalty Pharma receives $1.3 billion in aggregate payments, or the Assigned Royalty Cap, from the Royalty assigned under the Original Royalty Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met. We have the option to sell our retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments: (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by us with respect to the Assigned Royalty Rights.

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

Continuing financial obligations.  We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. As discussed above, we have outlicensed rights to Roche pursuant to a license and collaboration agreement. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million in royalty payments, fulfilling our obligation to make such payments, and all of which was paid as of December 31, 2024.

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

National Taiwan University

Overview.  Pursuant to the license and technology transfer agreement, originally entered into between Agilis Biotherapeutics, Inc., or Agilis, NTU and Professor Wuh-Liang (Paul) Hwu, in December 2015, or the NTU Licensing Agreement, NTU granted to us an exclusive, perpetual license, with the right to grant sublicenses through all tiers, to research and use the intellectual property, data, chemistry, manufacturing and controls, or CMC, records, documents, confidential information, materials and know-how pertaining to the Research, including Upstaza for the treatment of AADC deficiency, under the NTU Collaboration Agreement (as defined below), or the Technology, and to develop, make, manufacture, use, sell, import and market the Technology and any other products made, invented, developed or incorporated by or with the Technology, or the Licensed Products. Subject to any regulatory delays or issues, we are obligated to research, use and develop the Technology to manufacture Licensed Products by December 23, 2025. Additionally, we were obligated to obtain marketing approval of Upstaza for the treatment of AADC deficiency, either by the FDA or by the EMA, by December 31, 2024. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA, satisfying that obligation.

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

We are also a party to collaborative research agreements with NTU, or the NTU Collaboration Agreements, that govern the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy. NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. As of December 31, 2024, an aggregate amount of $4.5 million in funding payments has been paid to NTU pursuant to the NTU Collaboration Agreements.

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

Shiratori

Overview. In connection with our acquisition of Censa Pharmaceuticals, Inc., or Censa, in May 2020, we became a party to a license agreement dated as of February 8, 2015, as amended, between Shiratori and Censa, or the Shiratori License Agreement. Pursuant to the Shiratori License Agreement, as amended, Shiratori granted Censa the sole and exclusive worldwide right and license, with the right to sublicense, under certain licensed know-how, or the Licensed Know-How, and licensed patents, or the Licensed Patents, relating to manufacturing processes and technology for sepiapterin, to research, have researched, develop, have developed, use, import, export, market, have marketed, offer for sale, sell and have sold, and otherwise commercialize any final pharmaceutical product in finished form containing sepiapterin as an active pharmaceutical ingredient, including sepiapterin, collectively the Sepiapterin Products, covered by the Licensed Patents or using the Licensed Know-How in all countries and territories of the world.

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

Novartis Pharmaceuticals Corporation

Overview. On November 27, 2024 we and Novartis entered into the Novartis Agreement relating to our PTC518 HD program which includes related molecules. Pursuant to the Novartis Agreement, we will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing OLE Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide.

Payments and Contingent Payments. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

Termination. The Novartis Agreement, unless earlier terminated in accordance therewith, shall continue in force and effect until (a) with respect to the royalty territory, on a licensed product-by-licensed product and country-by-country basis, the royalty term end date for such licensed product in such country and (b) with respect to the profit-sharing territory, on a licensed product-by-licensed product basis, until the exploitation of such licensed product has completely terminated. Either party may terminate for material breach of the Novartis Agreement. Novartis may terminate for convenience or for safety or regulatory issue. We may also terminate (a) solely with respect to such country or other jurisdiction, (b) in the case that such country or other jurisdiction is United States, Brazil, Switzerland, Russia, United Kingdom, France, Germany, Italy and Spain, each a Major Market, solely with respect to all Major Markets, or (c) in its entirety, for material breach of diligence obligations.

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

In addition to the upfront consideration paid to Marathon upon the closing of the Emflaza transaction, Marathon is entitled to receive contingent payments from us based on annual net sales of Emflaza, up to a specified aggregate maximum amount over the expected commercial life of the asset, subject to the terms and conditions of the Emflaza Asset Purchase Agreement. This amount was achieved during the year ended December 31, 2024. Accordingly, no future payments will be due. In 2022, we paid Marathon a single $50.0 million sales-based milestone in accordance with the Emflaza Asset Purchase Agreement.

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

As of December 31, 2024, we have paid former equity holders of Agilis a total of $72.4 million in connection with the achievement of certain milestone-based contingent payments under the Agilis Merger Agreement. In addition, $11.0 million in regulatory milestones were recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2024. In May 2023, as part of our strategic portfolio prioritization, we decided to discontinue our preclinical and early research programs for our gene therapy platform, which included programs for FA and Angelman syndrome. As a result, we do not expect the milestones under the Agilis Merger Agreement related to FA and Angelman syndrome to be achieved, and we do not expect to pay royalties on annual net sales related to FA and Angelman syndrome. Our outstanding obligations under the Agilis Merger Agreement related to Upstaza/Kebilidi include obligations to pay up to a maximum aggregate amount of $50.0 million upon the achievement of certain net sales milestones.

BioElectron Technology Corporation

On October 25, 2019, we completed the acquisition of substantially all of the assets of BioElectron Technology Corporation, or BioElectron, pursuant to an Asset Purchase Agreement by and between us and BioElectron, dated October 1, 2019, or the BioElectron Asset Purchase Agreement.

In addition to the upfront consideration paid to BioElectron upon the closing of the asset acquisition, subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of our common stock, as determined by us) from us based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products. Upon the potential achievement in 2025 of certain regulatory milestones relating to vatiquinone, which milestones would be payable in 2026, we expect to make payments to BioElectron of $75.0 million in the aggregate, in cash or shares of our common stock, as determined by us.

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

In addition to the upfront consideration paid to the Censa securityholders upon the closing of the Censa Merger, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. In February 2023, we completed enrollment of our Phase 3 placebo-controlled clinical trial for sepiapterin for PKU.  In connection with this event and pursuant to the Censa Merger Agreement, we paid a $30.0 million development milestone to the former Censa securityholders. We elected to pay this milestone in the form of shares of our common stock, less certain cash payments. Pursuant to such election, we issued 657,462 shares of our common stock and paid $0.4 million to former Censa securityholders. As of December 31, 2024, we have paid the former Censa securityholders a total of $65.0 million in connection with the achievement of certain regulatory milestone-based contingent payments under the Censa Merger Agreement. We expect to make payments to the former Censa securityholders of $57.5 million in the aggregate in cash upon the potential achievement in 2025 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

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

As of January 31, 2025, our patent portfolio included a total of 106 active U.S. patents and 53 pending U.S. non-provisional patent applications, including continuations and divisional applications, that are owned, co-owned, or exclusively in-licensed.  Our patent portfolio also includes numerous International and ex-U.S. patents and patent applications. The patent portfolio includes patents and patent applications with claims including composition of matter, pharmaceutical formulation and methods of use of our commercial products including ataluren, the active ingredient in the formulated product Translarna, and risdiplam, the active ingredient in the formulated product Evrysdi.

The patent rights relating to ataluren owned by us include 17 issued U.S. patents relating to composition of matter, methods of use, formulations, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter expired in April 2024 and all U.S. patents that issue from U.S. patent applications arising from the composition of matter also expired in April 2024. Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. Our patent rights relating to ataluren include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own five European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. Granted European patents expired in April 2024 for those patents drawn to composition of matter, and will expire in 2026 and 2027 for those patents drawn to dosing regimen, and in 2027 for those patents drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to risdiplam co-owned by us and Roche include seven issued U.S. patents relating to composition of matter, methods of use, and methods of manufacture and pending U.S. patent applications. We do not license any material patent rights relating to risdiplam to unaffiliated parties. The issued U.S. patents relating to composition of matter are currently scheduled to expire in 2033, 2035 and 2042. Our patent rights include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We co-own four European patents relating to composition of matter, and uses of risdiplam. The expiration dates of the granted European patents relating to composition of matter are currently scheduled to expire in 2033 and 2035. Except as indicated above, these anticipated expiration dates are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to sepiapterin owned by us include five issued U.S. patents relating to composition of matter and methods of use, and one issued U.S. patent, co-owned by us and Shiratori, relating to methods of manufacture, as well as pending U.S. patent applications. We do not license any material patent rights relating to sepiapterin to unaffiliated parties. The last issued U.S. patent relating to composition of matter is currently scheduled to expire in September of 2038. Our patent rights include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We co-own one European patent relating to methods of manufacture of sepiapterin. The European patent relating to composition of matter is currently scheduled to expire in May of 2033. Except as indicated above, these anticipated expiration dates are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to vatiquinone owned by us include seven issued U.S. patents relating to methods of use, formulations, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to methods of use, formulation, and dosing regimens. We do not license any material patent rights relating to vatiquinone to unaffiliated parties.  Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in between October of 2029 and May of 2032.  Our patent drawn to the manufacturing process in the U.S. will expire in October 2029.  Our patent rights relating to vatiquinone include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own four European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of vatiquinone, as well as multiple pending European patent applications relating to composition of matter, uses and formulations. Granted European patents will expire between June of 2026 and July of 2032 for those patents drawn to composition of matter, will expire between June of 2026 and May of 2032 for those patents drawn to dosing regimen, and in October of 2029 for the patent drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

We have no patents covering Emflaza or the approved use of Emflaza. See “Item 1. Business-Government Regulation” for further information regarding the exclusivity periods we expect to rely on for patients aged 2-5.

We rely on orphan drug exclusivity in the EEA for Upstaza for the treatment of AADC deficiency. We rely on the non-patent market exclusivity periods under the Orphan Drug Act and the BPCIA to commercialize Kebilidi in the United States. If approved elsewhere, we expect to rely on orphan drug exclusivity in other countries or regions where such exclusivity is available. See “Item 1. Business-Government Regulation” for further information regarding the exclusivity periods that we expect to rely on.

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

We exclusively in-licensed know-how and materials related to the production and use of Upstaza/Kebilidi. For a further discussion of the material agreements relating to our in-licensing of Upstaza/Kebilidi for the treatment of AADC deficiency, see “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-National Taiwan University.” Additionally, we exclusively in-license or jointly own patent applications with claims directed to composition of matter, formulation and methods of use of other gene therapy products candidates currently in development.

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

The active pharmaceutical ingredients in our products and product candidates are provided by third-parties. We currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance for Translarna from two third-party manufacturers. For sepiapterin we rely on two sources for the production of our raw materials and we obtain our supply of the drug substance from two third-party manufacturers. For vatiquinone we rely on one source for the production of our raw materials, and we obtain our supply of the drug substance for vatiquinone from one third-party manufacturer.

We engage two separate manufacturers to provide bulk drug product for Translarna. We have a relationship with three manufacturers that are capable of providing primary and secondary packaging services for our finished commercial and clinical Translarna product. We currently engage one manufacturer each to provide bulk drug product for sepiapterin and vatiquinone.

We currently obtain our supplies of Translarna, sepiapterin and most of our other products and product candidates from our third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a validated manufacturer, we believe that there are a number of potential replacements for each of our outsourced services, however we likely would experience delays in our ability to supply Translarna, sepiapterin or vatiquinone to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.

We obtain our supply of the drug substance for Emflaza through a third-party manufacturer that is currently the only third-party manufacturer qualified to provide Emflaza drug substance for use in the United States. All of our drug product manufacturing, processing and packaging needs for Emflaza tablet and suspension product are fulfilled pursuant to two different exclusive supply agreements assumed by us in connection with our acquisition of Emflaza. We expect to fulfill all of our requirements for Emflaza tablets as well as secondary packaging of Emflaza oral suspension bottles pursuant to one of these agreements, which has an automatic renewal provision subject to the termination rights of each party. We expect to fulfill all of our requirements for Emflaza suspension product pursuant to the other agreement. We are obligated to pay to the manufacturer of the Emflaza suspension product royalty payments, on a quarterly basis, based on a percentage (ranging from low to middle-low double digits) of, or a fixed payment with respect to, our annual net sales of suspension product in the United States, subject to reduction in accordance with the terms of the agreement.

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

Translarna, Emflaza and sepiapterin are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available subject to supply chain disruptions. We currently rely on a single source for the production of some raw materials for Translarna and Emflaza, and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. We currently rely on multiple sources for the production of raw materials for seipaipterin. We maintain inventories for such materials such that any delays with raw materials will not affect or delay our manufacturing. No material shortages or delays of raw materials were encountered in 2024 and no manufacturing delays are currently expected in 2025. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities or internally, in the case of our gene therapy platform.

We have agreements with third-party manufacturers for the long-term commercial supply of Translarna, sepiapterin and vatiquinone. In the event that we are unable to procure supply from a validated manufacturer, we would seek to identify and qualify replacement suppliers, however this process would likely delay our ability to supply these products to patients or advance our clinical trials. We may be unable to conclude agreements for commercial or clinical supply of these products with third-party manufacturers, or we may be unable to do so on acceptable terms.

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

Pursuant to the Tegsedi-Waylivra Agreement, we have entered into a master supply agreement with Akcea whereby Akcea or its affiliates will manufacture and supply, or cause to be manufactured and supplied, Tegsedi and Waylivra in quantities sufficient to support the commercialization of Tegsedi and Waylivra in the PTC Territory. This is currently the only manufacturing and supply agreement that we have entered into for the drug substance of Tegsedi and Waylivra. If the master supply agreement is terminated and we are unable to find an alternative third-party contractor, we may encounter delays in manufacturing Tegsedi and Waylivra.

We have a commercial manufacturing services agreement with MassBiologics of the University of Massachusetts Medical School, or MassBio, to provide sufficient quantities of our Upstaza/Kebilidi materials to meet commercial scale demands. If MassBio is unable to perform its obligations under the commercial manufacturing services agreement, identifying a replacement gene therapy manufacturer would likely be challenging and time-consuming. However, we believe that we have sufficient supply of Upstaza/Kebilidi to meet our near-term commercial needs in such an event.

In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward. For the years ended December 31, 2024 and 2023, we recognized $1.7 million and $7.7 million of manufacturing revenue, respectively, related to plasmid DNA and AAV vector production for external customers. No manufacturing revenue was recognized for the year ended December 31, 2022.

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

In addition, in select territories, we have engaged full-time consultants, marketing partners and distribution partners to assist us with our international commercialization efforts for our products. We continue to evaluate new territories to determine in which geographies we might, if approved, choose to commercialize our products ourselves and in which geographies we might choose to collaborate with third parties. We expect that our internal team and partnership network will continue to grow, as needed, to maximize access to patients.

Customers

During 2024, our product revenue was primarily attributable to Translarna for the treatment of nmDMD and to Emflaza for treatment of DMD. Translarna for the treatment of nmDMD was available on a commercial basis or via reimbursed EAP programs or similar styled programs in multiple territories outside of the United States. In some territories, orders for Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, orders for Translarna are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Translarna. The ultimate payor for Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

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

During 2024, two of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 15, “Segment and geographic information” to our consolidated financial statements included in this Annual Report on Form 10-K.

Translarna and Emflaza can generally only be returned if agreed upon in writing by us and the product is not opened nor in receipt by the final user, except in the case of quality issues associated with the product. Product is generally shipped when a specific patient is approved by the applicable government or insurer and an individual prescription has been written. The right of return is eliminated as a matter of course when the product is dispensed to patients. Other than in connection with our transition to a new third-party distributor, we have never had a request for a return of a material amount of product for either Translarna or Emflaza.

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

Our ability to make Translarna available via commercial or EAP programs or through similar styled programs is largely dependent upon our ability to maintain our marketing authorization in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older. The marketing authorization is subject to annual review and renewal by the EC following reassessment by the EMA. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. See “Item 1. Business-Global commercial footprint-Global DMD franchise” and “Risk Factors-Risks Related to Regulatory Approval of our Products and our Product Candidates” for further information regarding the marketing authorization in the EEA and related risks.

Market Access Considerations

Our future revenues from our products and any other product candidates we may develop depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers. Each country in the EEA has its own pricing and reimbursement regulations and many countries in the EEA have other regulations related to the marketing and sale of pharmaceutical products in the applicable country. The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to completion. As a result, our commercial launches of products in the EEA has been and is expected to continue to be on a country-by-country basis and we generally will not be able to commence commercial sales of our products pursuant to our marketing authorizations in the EEA in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. The price that is approved by local governmental authorities pursuant to commercial pricing and reimbursement processes may be lower than the price for purchases of product in that country pursuant to a reimbursed early access program.

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

We have generated revenue from net sales of Upstaza for the treatment of AADC deficiency in the EEA since May 2022. Upstaza is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom. In November 2024, the FDA granted accelerated approval for this gene therapy for the treatment of AADC deficiency in the United States. This gene therapy is marketed with the brand name Kebilidi in the United States. We expect to generate revenue from net sales of Kebilidi for the treatment of AADC deficiency in the United States during the year ending December 31, 2025. Our future revenues from Upstaza/Kebilidi depend largely on our ability to obtain and maintain reimbursement from governments and third-party insurers as described above.

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

For important information regarding market access and pricing and reimbursement considerations see “Item 1. Business-Government Regulation-Pharmaceutical Pricing and Reimbursement” and “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Products and our Product Candidates” and “-Risks Related to Regulatory Approval of our Products and our Product Candidates”.

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

The competition for our products and product candidates includes the following:

●	Translarna for nmDMD. There is currently no marketed therapy specifically for nmDMD, other than Translarna in the EEA. Santhera Pharmaceuticals has received approval of Agramee (vamorolone) in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. Sarepta Therapeutics has received approval of Elevidys for DMD patients 4 to 5 years of age with a confirmed mutation in the “DMD gene” in the United States and United Arab Emirates and Qatar. Sarepta Therapeutics has also received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including Dyne Therapeutics (DYNE-251), Wave Life Sciences (WVE-N53), Daiichi Sankyo (DS-5141)), Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)), and Astellas (AT-702). Additionally, other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Pfizer (PF-06939926) and Solid Biosciences (SGT-001).
●	Emflaza for DMD. With the expiration of Emflaza’s orphan exclusivity for treatment of DMD in patients five years and older in February 2024, we face competition from generic versions of Emflaza for this indication. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. Santhera has received approval of Agramee (vamorolone), in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older.
●	Upstaza/Kebilidi. Currently, no other treatment options are available for the underlying cause of AADC deficiency. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
●	Waylivra for FCS. Ionis is developing Olezarsen for the treatment of FCS.
●	Waylivra for FPL. Waylivra faces competition from Myalept (metreleptin) produced by Cheisi Farmaceutica, Inc., which is currently approved in Brazil for use in generalized lipodystrophy patients. We are not aware of any late-stage development product candidates for FPL.
●	Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam Pharmaceuticals in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020 as well as AMVUTTRA (vutrisiran) which Alnylam Pharmaceuticals received approval for in the United States and Brazil in 2022 for the treatment of the polyneuropathy of hATTR amyloidosis in adults. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including BridgeBio Pharma (AG 10), Intellia Therapeutics (NTLA2001), Proclara Biosciences (NPT 189) and SOM Biotech (tolcapone).
●	Evrysdi. Evrysdi, an orally bioavailable treatment, faces competition from treatments that are not orally bioavailable, including Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, which is

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
●	Sepiapterin for PKU. If approved, sepiapterin could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Other companies are also pursuing product candidates for the treatment of PKU, including Otsuka Pharmaceutical (JNT-517), SOM Biotech (SOM-1311), Maze Therapeutics (MZE-782) and Agios (AG-181).
●	PTC518 for HD. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of HD. However, uniQure (AMT-130), Roche and Ionis (tominersen), Skyhawk Therapeutics (SKY 0515), Vico Therapeutics (VO659) and Wave Life Sciences (WVE-003) are all developing product candidates for treatment of Huntington disease.
●	Vatiquinone for FA. If approved, vatiquinone could face competition from Skyclarys (omaveloxolone) from Biogen, which is approved in the United States and the EU. There are also two assets in early development: LX-2006 (Lexeo/Frataxin AAVrh10) and CTI-1601 (Larimar Therapeutics).

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

For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life-threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application. A program has also been established whereby a platform technology that is incorporated within or utilized by an approved drug or biologic product may be designated as a platform technology, provided that certain conditions are met, which are outlined in an FDA guidance, in which case development and approval of subsequent products using such technology may be expedited.

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

The FDA’s accelerated approval process allows for potentially faster development and approval of certain drugs or biologic products intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing treatments. Under the accelerated approval process, the adequate and well-controlled clinical trials conducted with the drug or biologic product establish that the drug or biologic product has an effect on a “surrogate” endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity, that is reasonably likely to predict an effect on irreversible morbidity or mortality, taking into account the severity, rarity, or prevalence of the condition and availability or lack of alternative treatments. Drugs or biologic products approved through the accelerated approval process are subject to certain post-approval requirements, including completion of Phase 4 clinical trials to demonstrate clinical benefit. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. The FDA may also, and frequently does, require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to the FDA every 180 days after approval. If the trials fail to verify the clinical benefit of the drug or biologics product, the FDA may withdraw approval of the application through a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. Promotional materials for a drug or biologic approved under the accelerated approval pathway are subject to the FDA prior review.

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

If the safety or effectiveness of a drug or biologic product candidate for its proposed indication is dependent on the measurement or detection of specified biomarkers, the FDA may require the contemporaneous approval or clearance of an in vitro companion diagnostic device that measures such biomarkers, and require the labeling of both the drug/biological product and the companion diagnostic to including instructions for use of the two products together. The FDA has explained in guidance that in vitro companion diagnostic devices may be used for a number of purposes, including identifying appropriate subpopulations for treatment. The type of premarket submission required for a companion diagnostic device will depend on the FDA classification of the device. A premarket approval, or PMA, application is required for high risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by FDA that are low or moderate risk. It is also possible that an in vitro companion diagnostic device could be subject to the FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration.

The FDA’s guidance states that the FDA generally will not approve a drug or biologic that is dependent upon the use of a companion diagnostic device if no such device is contemporaneously FDA-approved or -cleared for the relevant indication.

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

After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection or remote regulatory assessment reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued, and continues to issue, various guidance documents regarding the development and commercialization of gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical and nonclinical assessment of gene therapies; the design and conduct of clinical trials, the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and long term patient and clinical study subject follow up and regulatory reporting. The FDA also issued guidance documents that address guidance specific to the development of gene therapy products for neurodegenerative diseases and with respect to the use of human and animal derived materials.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug or biologic for off-label uses, manufacturers may only promote the product for the approved indications and in accordance with the approved labeling. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements. This means, for example, that a manufacturer cannot make claims about the use of its marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and it would not be able to discuss or provide information on off-label uses or off-label safety benefits of such products in a promotional context. Over the last few years, the FDA has taken a number of actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct to consumer advertising, and a guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions.

In addition, the distribution of prescription pharmaceutical product samples is subject to the Prescription Drug Marketing Act, or PDMA, in addition to state requirements.  Reports must also be submitted to the FDA on sample distribution. The Drug Supply Chain Security Act, or DSCSA, added sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically. The FDA is also phasing in requirements with respect to the interoperable exchange of electronic product tracing at the package level. Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier on product packages in both a human-readable and on a machine-readable data carrier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Also, quality control and manufacturing procedures must continue to conform to cGMPs after approval, including quality control and quality assurance and maintenance of records and documentation. Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. The FDA has issued a guidance specifically on demonstrating product comparability, and the management and reporting of manufacturing changes for investigational and licensed cellular and gene therapy products. FDA regulations also require investigation and correction of any deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use.

Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies, and provide information regarding the products that they manufacture. The information that must be submitted to the FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year.

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

Other regulatory agencies may also regulate our use of biological materials, which may necessitate that we, our manufacturers, or other third parties with whom we work obtain permits and otherwise comply with regulatory requirements.

Orphan drug designation.

We have received orphan drug designation from the FDA for Translarna for the treatment of nmDMD, Emflaza for the treatment of DMD, Kebilidi for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of FA, sepiapterin for the treatment of hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, and PTC518 for the treatment of HD. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits.

The FDA’s regulations provide flexibility in meeting approval standards for new therapies intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists, such that the FDA may exercise scientific judgment in determining the kind and quantity of data required for approval and during development programs. Per guidance issued by the FDA with respect to rare diseases, “[t]his flexibility extends from the early stages of development to the design of adequate and well-controlled clinical investigations required to demonstrate effectiveness to support marketing approval and to establish safety data needed for the intended use.” The FDA states that it “is committed to helping sponsors create successful drug development programs that address the particular challenges posed by each disease….”

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

Rare Pediatric Disease Voucher Program

Under the FDCA, the FDA awards priority review vouchers to sponsors of rare pediatric disease products that meet certain criteria. To qualify, the rare disease must be serious or life-threatening in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. Also, the product must contain no active ingredient (including any ester or salt of the active ingredient) that has been previously approved in any other application and the application must meet certain additional qualifying criteria, including eligibility for FDA priority review. If FDA determines that a product is for a rare pediatric disease and the qualifying application criteria are met, upon a sponsor’s request, the FDA may award the sponsor a priority review voucher. This voucher may be redeemed to receive priority review (i.e., a review time of 6 months as compared to 10 months for standard review) of a subsequent marketing application for a different product. Use of a priority review voucher is subject to an FDA user fee. These vouchers are transferable. Accordingly, sponsors may sell these vouchers for substantial sums of money. Vouchers may also be revoked by the FDA under certain circumstances and sponsors of approved rare pediatric disease products must submit certain reports to the FDA.

The FDA’s ability to issue pediatric priority review vouchers may, however, be limited, as the program lapsed in December 2024 and has not yet been reauthorized by Congress. Under the law’s sunset provision, the drug or biologic was required to be designated by the FDA for a rare pediatric disease no later than December 20, 2024, and approved no later than September 30, 2026. While, as of December 2024, the FDA continued to grant rare pediatric disease designations, unless there is further Congressional action, the FDA will not be able to award priority review vouchers to products that received a designation after December 20, 2024. We may not be able to obtain rare pediatric disease designation for products in the future and may also not be able to qualify for priority review vouchers.

Hatch-Waxman Act for Drugs.

Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct and, in 2023, the Federal Trade Commission sent letters to a number of companies with respect to certain patents that the agency asserted were improperly listed or inaccurate and improper listings have been the subject of recent court cases.

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

The FDA maintains a publicly available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity.  Further, the reference product sponsor must provide patent information and patent expiry dates to the FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, measures have been proposed and implemented to facilitate product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing 505(b)(2) NDA or ANDA drug products, or biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

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

Regulation in the European Union

We have obtained an orphan medicinal product designation from the EC, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of FA, sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU and PTC518 for the treatment of HD. The EC can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and, in the event of a successful application for a centralized EU marketing authorization, 10 years of EU market exclusivity. During this market exclusivity period, neither the EMA, nor the EC nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

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

Alongside the portal, a database has been created containing information on clinical trial data. The information on the database is publicly accessible unless the trial data’s confidentiality can be justified on the basis of protection of commercially confidential information, protection of personal data, protection of confidential communication between EU countries, or ensuring effective supervision of the conduct of clinical trials by EU countries. A sponsor of a trial conducted in the EU under the new regulation is required to submit a summary of the clinical trial results to the EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization (whether through the centralized procedure or via the national authorities), the applicant must submit the clinical study report within 30 days after the marketing authorization has been granted (or refused or withdrawn).

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

For important information about matters that may adversely affect our ability to renew our conditional marketing authorization for Translarna, see “Item 1A. Risk Factors-Risks Related to the Development and Commercialization of our Products and our Product Candidates.”

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

Pharmaceutical Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state and ex-U.S. governments, and the prices of pharmaceuticals have been a focus of this effort. Ex-U.S. governments, the U.S. government, and state legislatures have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls (e.g., inflation penalties and price caps), increases in rebates paid, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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

In the United States, federal price reporting laws require manufacturers to calculate and report complex pricing metrics (e.g., average manufacturer price, Best Price, and average sales price) used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed pharmacies and other providers by the Medicaid and Medicare programs. Various state healthcare programs similarly obligate us to report drug pricing information that is used as the basis for their reimbursement of pharmacies and other healthcare providers and the negotiation of supplemental rebates. Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information. Some government healthcare programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information, and may cap price increases, or require negotiation of supplemental rebates for new drugs entering the market at price points determined to be high. Refusal to negotiate supplemental rebates can negatively affect market access and provider reimbursement. States, such as Maryland, have also established Drug Affordability Review Boards for the purpose of establishing upper payment limits for certain high-cost drugs which, if implemented, could result in reduced reimbursement for those products. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries may result in criminal, civil, or administrative sanctions or enforcement actions, and expose us to federal civil False Claims Act, or the False Claims Act, liability.

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

Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid Drug Rebate Program (MDRP), which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act, or ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020. The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also recently went into effect.

On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded, but other efforts to address the costs of pharmaceuticals have been adopted, including the Inflation Reduction Act of 2022, or the IRA. The Inflation Reduction Act of 2022 requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could potentially be affected by the Executive Order, Initial Rescissions of Harmful Executive Orders and Actions, issued on January 20, 2025 and/or the anticipated change in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

Any regulatory approval of a product is limited to specific diseases and indications for which such product has been deemed safe and effective by the FDA. Coverage by federal healthcare programs, however, may be more limited than the indications for which a drug is approved by the FDA or comparable ex-U.S. regulatory authorities’ coverage of the same products. Sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs (such as, in the United States, Medicare and Medicaid), private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the significant research and development challenges and costs and resulting pricing considerations typically associated with drugs developed to treat conditions that affect a small population of patients. Certain drugs with an orphan designation may also become subject to price negotiations under the IRA. In addition, third-party payors are likely to impose strict requirements for reimbursement in connection with drugs that are perceived as having high costs. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors.

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

Freedom of Information Requests and Affirmative Disclosures

We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. For example, in 2015, we were notified by the EMA that it had received from another pharmaceutical company a request under Regulation (EC) No 1049/2001 seeking access to aspects of our marketing authorization application for Translarna for the treatment of nmDMD. Following the decision of the EMA to release such documentation with only minimal redactions we initiated litigation before the General Court of the EU to prevent disclosure of this information. In the first quarter of 2018, the Court ruled in favor of the EMA, allowing the EMA to release the documentation. We appealed the General Court’s decision to the Court of Justice of the EU, or CJEU, but the CJEU dismissed our appeal in January 2020 and released the information to the requester. In addition, under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information is now subject to automatic public disclosure. Further, under the Clinical Trials Regulation 536/2014, the sponsor of an EU trial must submit a summary of the results to an EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization the applicant must submit the clinical study report 30 days after MA has been granted, refused or withdrawn. Subject to our limited ability to review and redact a narrow sub-set of confidential commercial information, these new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable privacy and data protection regulations, and enabling competitors to use our data to gain approvals for their own products.

Fraud and Abuse Laws

Any present or future arrangements or interactions with third-party payors, healthcare professionals, healthcare organizations, patients and other customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes and civil monetary penalties.

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

The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to federal healthcare programs to report and return overpayments within sixty days after they are “identified” (the “Overpayment Statute”), after which the recipient of the overpayment incurs federal civil False Claims Act liability. The law prohibits a recipient of a payment from the government from keeping an overpayment when the government mistakenly pays more than the amount to which the recipient is entitled even if the overpayment is not caused by any conduct of the recipient. In 2014 and 2016, the CMS released regulatory guidance (in the form of final rules) to Medicare providers, suppliers and managed care and prescription drug plans regarding how to comply with the Overpayment Statute. Although these Medicare providers, suppliers and plans have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance regarding how to comply with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. These final rules are not directly applicable to manufacturers, unless a manufacturer is a direct recipient of payment by an agency such as a research grant, but may impact a manufacturer’s customers and potential customers who are Medicare providers, suppliers, and plans. In a final rule issued on December 9, 2024, CMS set revised standards for identifying and returning overpayments to Medicare, clarifying the sixty-day overpayment refund obligation. Among other changes, the rule clarifies and modifies when an overpayment is identified and when the 60-day timeclock for reporting the overpayment begins, adopting the False Claims Act liability standard that does not consider the time needed to quantify the potential overpayment, thereby increasing the risk of incurring federal civil False Claims Act liability. The final rule does, however, allow for suspension of the sixty-day clock for 180 days for the purpose of conducting a timely, good faith investigation to determine the existence of related overpayments that may arise from the same or similar cause or reason as the initially identified overpayment.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, also imposes obligations on certain entities with respect to safeguarding the privacy and security of certain individually identifiable health information, known as protected health information. Among other things, the HITECH Act and its implementing regulations make HIPAA’s security and certain privacy standards directly applicable to “business associates”, defined as persons or organizations who, on behalf of covered entities create, receive, maintain or transmit protected health information for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, or CCPA, may regulate the privacy and security of personal information that we maintain, many of which may differ from each other in significant ways. Since the CCPA was signed into law in 2018, numerous other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar privacy laws that may apply to personal information that we collect or maintain. As well, beginning in 2023, several states have enacted privacy laws specific to consumer health data, which may also apply to personal information that we collect or maintain.

Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the EU General Data Protection Regulation, the UK General Data Protection Regulation and related data protection, cybersecurity and e-privacy laws in the EU/EEA and the UK, collectively, the GDPR, and equivalent Swiss laws may apply to some or all of the clinical or other personal data obtained, transmitted, or stored from those jurisdictions. These laws require in many circumstances specific, freely given and fully informed consent to be obtained from patients or clinical study participants or other lawful bases for processing. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer restrictions and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where certain risk thresholds to them have occurred. The GDPR and Swiss laws only permit transfer of personal data to countries where there is adequate protection as determined by the relevant EU/UK/Swiss governmental authorities or where other mechanisms are in place such as Standard Contractual Clauses or the EU/UK/Swiss-US Data Privacy Framework.

The GDPR and Swiss law, among others, allow supervisory authorities to potentially impose high regulatory fines in the event of violations, for example, under the GDPR up to 4% of global annual group turnover or EUR 20 million (whichever is the higher amount). Supervisory authorities in the EU/EEA, Switzerland and UK may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company of the non-compliant entity. Supervisory authorities also possess other wide-ranging powers, including conducting unannounced inspections of our facilities and system (so-called “dawn raids”), and issuing “stop processing” orders to us. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover. Overall, the significant costs of GDPR and Swiss law compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by these laws as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, reputation, financial condition, and results of operations. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in the EU/EEA, Switzerland and the UK which may subject us to additional similar risks and impacts.

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

Human Capital Resources

As of December 31, 2024, we had 939 employees and 66 consultants and contractors. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

We believe that our growth and success is dependent on the contributions of our employees, as led by our executive officers. We focus significant attention on attracting, retaining, engaging, and further developing talented and experienced individuals to manage and support our operations. In particular, recruiting and retaining qualified scientific, clinical, manufacturing, commercial, marketing and support personnel is critical to our success. Competition for these skilled personnel is high. We believe that our strong culture of teamwork and desire to be ever better help us attract and retain employees. Our employees complete Gallup, Inc.’s Clifton Strengths talent assessment and attend related training sessions. These tools have been implemented to help our employees identify their core strengths and learn how to use these strengths to become more engaged and productive at work as well as to lead an overall more satisfying and healthier lifestyle. Our Brazilian office was recognized as a “great place to work” by the Great Place to Work Institute in 2022, 2023 and 2024.

Based on external benchmarks, we offer employees a number of additional resources and tools to help in their personal and professional development, including career coaching, targeted leadership development for identified current and emerging leaders, internal and external development programs, professional assessment tools, a paid subscription to a digital on-demand career and management learning solutions platform and a wellness website through which employees may access information regarding scheduled healthy lifestyle activities, articles and other beneficial resources. To help newly hired employees, our global onboarding team conducts monthly surveys and focus groups and each newly hired employee is paired with a “buddy” to assist in their transition. Also, we require specialized leadership training for all employees responsible for managing others within our organization. In 2023, we established a center of excellence for coaching and mentoring, with 60 mentorships in place as of December 31, 2024. In 2024, we delivered more than 4,000 training hours (excluding compliance and role-specific training), offered 28 learning sessions to all employees, and 30 customized training sessions to teams. We have also delivered more than 130 coaching hours with internal coaches. Our executive team routinely reviews employee turnover throughout the organization to monitor employee satisfaction. Over the last four years, our voluntary turnover rate has been below 10%.

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

We continue to provide opportunities for talented individuals through our global Talent Pipeline Program, or the TPP. The TPP is a global fellowship program aimed at providing recent diverse graduates real-world experience in the biopharmaceutical industry and related professions, including research, clinical, finance, commercial, marketing, compliance, quality, legal, information technology, human resources, government affairs, and communications. Participants are recruited from a diverse global group of institutions and networks and are provided mentorship, job coaching, career counseling, and leadership training for one year. Participants from the TPP are often offered full-time positions based upon our workforce needs. The TPP was originally established in 2020 to benefit students that graduated during the COVID-19 pandemic.

Our Corporate Information

Our principal executive offices are located at 500 Warren Corp Center Drive, Warren, New Jersey 07059. Our telephone number is (908) 222-7000. We maintain a website at www.ptcbio.com.

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

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;
●	the timing, scope and outcome of commercial launches;
●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;
●	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;
●	successful identification of eligible patients;
●	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	global trade policies;
●	a continued acceptable safety profile of the drug;
●	the costs, timing and outcome of post-marketing studies and trials required for our products;
●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and whether we are able to maintain market exclusivity periods under the Orphan Drug Act or equivalent protections in other jurisdictions;
●	whether negative results from our clinical or pre-clinical trials of a product for one indication affect the perception of such product in another indication, including with respect to determinations by regulators, including the FDA and EMA, with respect to our ongoing or future regulatory submissions for marketing authorization of our products for any indication;
●	whether, with respect to Translarna, we are able to continue to satisfy our obligations under, and maintain, the marketing authorization in the EEA for Translarna for the treatment of nmDMD, including whether the EMA determines on an annual basis that the benefit-risk balance of Translarna supports renewal of our marketing authorization in the EEA, on the current approved label;
●	whether, and within what timeframe, we are able to advance Translarna for the treatment of nmDMD in the United States;
●	our ability to complete certain FDA post-marketing requirements in connection with our marketing authorization of Kebilidi;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;
●	our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations; and
●	the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome.

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

There is significant risk that we will be unable to obtain approval for our product candidates on a timely basis or at all, and we may be required to perform additional clinical trials, non-clinical studies or CMC assessments, work, or analyses at significant cost. Product development is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. This is especially true for rare and/or complicated diseases and new or novel products. A failure of one or more clinical or preclinical trials, or manufacturing development can occur at any stage. Preclinical and clinical studies may also reveal unfavorable product candidate characteristics, including safety concerns, or may not demonstrate product candidate efficacy. There can be significant variability in results between different clinical trials of the same product candidate due to numerous factors. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization of their products.

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

For example, we have been seeking FDA approval for Translarna for nmDMD with the FDA since 2010 and the FDA has repeatedly disagreed with our interpretation of our results. In October 2017, the Office of Drug Evaluation I of the FDA issued a CRL for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a CRL to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under PDUFA guidelines and an action date has not been provided.

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

Our marketing authorization for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older in the EEA is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA.

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

In the United States, we may pursue the accelerated approval pathway for certain of our product candidates. However, the FDA may find that our product candidates do not qualify for accelerated approval. Moreover, even if we do ultimately receive accelerated approval, we would need to meet certain post approval requirements, such as completing a post-approval study confirming our product candidates’ clinical benefit that may require substantial time, effort, and funds. The FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates, by the time of approval and the FDA may require that the post-approval studies be commenced before the date of approval. If this study does not confirm the product’s clinical benefit or if the study is not conducted in accordance with the FDA’s requirements, it would be subject to the risk of expedited FDA withdrawal. Additional regulatory requirements also include the pre-submission of promotional materials to the FDA and potential restrictions, such as distribution restrictions, to assure the product’s safe use. In recent years, the accelerated approval pathway has come under significant governmental and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed. Due to these and other uncertainties, we are unable to estimate the timing or potential for product candidates for which we may use the accelerated approval pathway or the cost or effort required to receive FDA approval. Further, even if we receive accelerated approval, there is no guarantee that we would be able to maintain such approval. For instance, our confirmatory studies may not confirm a product’s clinical benefit, in which case, the FDA could withdraw the product from the market, we may choose to voluntarily withdraw the product from the market, or we may need to conduct further studies to determine whether the product has a clinical benefit.

Moreover, we may pursue other product designations or programs that are designed to facilitate drug development. There is no guarantee that we will be able to obtain any such designations or, if obtained, that we will be able to maintain them. For instance, the FDA may find that, following designation, our product candidates no longer qualify for the designation due to changed circumstances or study results. This may result in the FDA rescinding a designation that we previously received. Any such designation also may not expedite or otherwise facilitate product development.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

●	clinical trials may produce negative or inconclusive results, regulators may disagree with our interpretation of results, our studies may fail to reach the necessary level of statistical significance, or we may not be able to demonstrate that our product candidates are safe, effective, or provide an advantage over current standard of care or other therapies;
●	our clinical trials may not meet their primary endpoints. For example, for Translarna, the primary efficacy endpoint in the intent to treat, or ITT, population did not achieve statistical significance in the Phase 2b trial (completed in 2009), Phase 3 trial in ACT DMD (completed in 2015), or Study 045 (completed in 2021);
●	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;
●	clinical trial sites or enrolled patients, as well as the resulting data, may be negatively affected by outbreaks of contagious disease, resulting in delays and disruptions in completing clinical trials, such as the delays we experienced in 2021 and 2022 in enrolling a Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures trial as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic. The exact impact of any contagious disease outbreak may not be fully known until the applicable trials are complete or are submitted to the applicable regulatory authorities;
●	we may be unable to enroll a sufficient number of patients in our clinical trials, the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials, not comply with trial procedures, misrepresent their eligibility, or be lost to follow-up at a higher rate than we anticipate;
●	we may enroll patients in foreign countries in which clinical sites may have less experience with studies or the disease at issue, or may use a different standard of care;
●	regulatory authorities may not accept the data generated at foreign sites or may find that such data is not sufficiently representative of the population of the approving country;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence or continue a clinical trial, may require additional data or studies, or may require changes to our studies, including applications and protocols;
●	we may be unable to engage trial sites and contract research organizations or they may withdraw from our studies;
●	we, regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require the suspension or termination of studies for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;
●	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;
●	regulators may require us to perform additional or unanticipated studies, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval;
●	there may be changes in the applicable regulatory authorities’ approval requirements, which may render our data insufficient to obtain marketing approval;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	regulators may fail to approve or subsequently find fault with the manufacturing processes or facilities for clinical and future commercial supplies;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or
●	we may decide to abandon the development of a product candidate or development program.

These risks may be increased for product candidates intended for the treatment of diseases for which there is little clinical experience, where we are using new endpoints or methodologies, or where the product candidates are new or novel. For example, there are no marketed therapies approved to treat the underlying cause of nmDMD and there is limited clinical trial experience with respect to drugs to treat nmDMD and other diseases that we are studying or have studied. As a result, the design and conduct of clinical trials for these diseases, particularly for drugs to address the underlying nonsense mutations causing these diseases in some subsets of patients, is subject to increased risk. Furthermore, because gene therapy products are a relatively new development, less is known about such products and product candidates and, accordingly there is an increased risk that such products may not perform as expected. Regulatory review agencies and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions.

We may also experience increased risks to the extent that products or product candidates require a specialized delivery device or method. For example, Upstaza/Kebilidi is administered directly to the putamen in the brain using stereotactic surgery, a brain surgery requiring significant skill and training. There is little experience with such surgeries being used to deliver drugs and for such surgeries being performed on children. We may need to train sufficient brain surgeons to perform the procedure properly, which may expose us to additional regulatory risks as our interactions with such healthcare providers must comply with all applicable laws and regulations. As a result, we will need to invest significant resources to ensure all personnel and contractors are adequately trained on these requirements and to monitor their conduct. Delivery of Upstaza/Kebilidi to the putamen also requires certain medical devices, which can increase our regulatory compliance obligations.

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

We may not be able to initiate or continue clinical trials for our product candidates, including clinical trials due to the inability to enroll a sufficient number of patients. Patient enrollment is affected a number of factors including:

●	the size of the patient population (many of our studies concern rare conditions with small patient populations);
●	the availability of approved treatments;
●	severity of the disease under investigation;
●	eligibility criteria for the study in question;
●	perceived benefits and risks of the product candidate under study;
●	disruptions caused by and the willingness of patients to enroll in a clinical trial during outbreaks of contagious disease;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	competition from other clinical trials;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

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

The manufacture of drugs, and especially biologic and gene therapy products is technically complex, requires extreme precision to meet specification requirements and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events, even if seemingly minimal, may delay the availability of material for clinical studies and commercial product. For example, given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce our gene therapy product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage.

In addition, gene therapy products have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes, controls and facilities for large-scale production. While we believe that there are alternative sources of supply that can satisfy our commercial requirements for Upstaza/Kebilidi, we cannot be certain that we will be able to identify and establish relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such alternative suppliers would be able to supply our potential commercial needs. Any switch from our current manufacturer would result in a significant delay, would require regulatory authority approval, and cause material additional costs.

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

Finally, we and our third-party manufacturers may experience any number of unforeseen issues, unforeseen delays, including equipment failure, labor shortages, natural disasters, power failures, transportation difficulties, quality control or other issues, including those resulting from compliance with regulatory requirements, as further described in these risks, that could prevent us from realizing the intended benefits of our manufacturing strategy.

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

The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages, as well as cost effectiveness compared to alternative treatments;
●	the prevalence and severity of any side effects, as well as perceived safety;
●	limitations or warnings contained in, as well as permitted claims based on the product’s FDA-approved labeling;
●	whether patients may be ineligible to receive a particular product or whether a particular product, especially in the case of gene therapies, may preclude future treatments;
●	distribution and use restrictions imposed by the FDA or which we voluntarily implement;
●	the ability to offer our products or product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies. For example, gene therapy remains a novel technology and Upstaza/Kebilidi must be administered directly to the brain via a surgery and public perception may be influenced by claims that gene therapy is unsafe, which may cause gene therapy to not gain acceptance by the public or the medical community;
●	the convenience and ease of administration compared to alternative treatments;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement and, where applicable, our ability to obtain pricing approvals which is separate from the marketing authorization process;
●	adverse publicity about our and our competitors’ products or product candidates or favorable publicity about competitive products or product candidates. For example, earlier gene therapy trials conducted by other organizations have led to several well-publicized adverse events, including cases of leukemia, immune- and complement-mediated adverse events, and death seen in other such organizations’ trials using vectors;
●	the results of studies of the product in other indications or similar products; and
●	any restrictions on concomitant use of other medications.

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

We commercialize Translarna, Upstaza, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

●	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products, including the Russia-Ukraine conflict and related sanctions that have been imposed by various countries in response thereto;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable, potentially high inflation rates, sustained high interest rates and exposure to fluctuations in foreign currency exchange rates;
●	difficulty in staffing and managing international operations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	unexpected changes in healthcare policies of ex-U.S. jurisdictions;
●	trade protection measures, including import or export licensing requirements and tariffs;
●	our ability to develop relationships with qualified local distributors and trading companies;
●	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;
●	diminished protection of intellectual property in some countries outside of the United States;
●	differing labor regulations and business practices;
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act, UK Bribery Act or similar local regulation; and
●	various effects and responsive measures relating to outbreaks of contagious disease.

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

There is currently no marketed therapy specifically for nmDMD, other than Translarna in the EEA. Santhera Pharmaceuticals has received approval of Agramee (vamorolone) in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. Sarepta Therapeutics has received approval of Elevidys for DMD patients 4 to 5 years of age with a confirmed mutation in the “DMD gene” in the United States  and United Arab Emirates and Qatar. Sarepta Therapeutics has also received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including, Dyne Therapeutics (DYNE-251), Wave Life Sciences (WVE-N53), Daiichi Sankyo (DS 5141)), Nippon Shinyaku (Viltolarsen (NS 065/NCNP 01) and NS 089/NCNP 02)), and Astellas (AT 702). Additionally, other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Pfizer (PF 06939926) and Solid Biosciences (SGT 001).

With the expiration of Emflaza’s orphan exclusivity for treatment of DMD in patients five years and older in February 2024, we face competition from generic versions of Emflaza for this indication. Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the United States in the DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. Santhera has received approval of Agramee (vamorolone), in the United States for DMD patients ages 2 and up and in the European Union and United Kingdom for patients ages 4 years and older.

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

If approved, sepiapterin could face competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Other companies are also pursuing product candidates for the treatment of PKU, including Otsuka Pharmaceutical (JNT-517), SOM Biotech (SOM-1311), Maze Therapeutics (MZE-782) and Agios (AG-181).

If approved, vatiquinone could face competition from Skyclarys (omaveloxolone) from Biogen, which is approved in the United States and the EU. There are also two assets in early development: LX-2006 (Lexeo/Frataxin AAVrh10) and CTI-1601 (Larimar Therapeutics).

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs.

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

Reimbursement levels may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization. Obtaining reimbursement for our products has been and is expected to continue to be, particularly difficult due to price considerations typically associated with drugs that are developed to treat conditions that affect a small population of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as prior authorization and the requirement to try other therapies first (i.e., step edits), or high co-payments which can result in patient rejection. Decreases in third-party reimbursement for a product or a decision by a third-party payor to not cover a product could reduce physician usage of the product. If reimbursement is not available or is available only on a limited basis, we may not be able to successfully commercialize any product or product candidate for which we have obtained or may obtain marketing authorization.

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

With respect to drugs eligible for reimbursement under Medicare Part B, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nations payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded but other measures, including the Inflation Reduction Act of 2022, or IRA, have been enacted to address the costs of pharmaceuticals. The Inflation Reduction Act of 2022 requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services (HHS). Failure to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could potentially be affected by the Executive Order, Initial Rescissions of Harmful Executive Orders and Actions, issued on January 20, 2025 and/or the anticipated change in leadership at Health and Human Services and the Centers for Medicare and Medicaid Services (CMS) under the new administration. Such rules and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

There has been recent negative publicity and increasing legislative and public scrutiny around pharmaceutical drug pricing in the U.S., in particular with respect to orphan drugs and specifically with respect to Emflaza. Moreover, U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement, often with particular focus on orphan drugs. For example, certain drugs with an orphan designation may become subject to price negotiations under the IRA. These dynamics may give rise to heightened attention and potential negative reactions to pricing decisions for Emflaza and products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability.

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

Similarly, sales of Emflaza or our other products in the United States could also be reduced if they, or products similar to them, are imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. In October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Certain states have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Florida received approval for its SIP from the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The effective date of the new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032.

There may be future changes in legal and regulatory requirements that may materially impact our results of operation.

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate. By example, changes taking place in the United States associated with a new federal administration, as well as changes in legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success. It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the FDA’s approval standards that could impact our ability to obtain product approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, the FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment. It is possible that whether and how the FDA exercises any regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain product approval. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed. Moreover, there could be changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to the FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operation.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future. We may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2024, we had an accumulated deficit of $3,646.9 million. We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, net proceeds from our borrowing under our credit agreement with Blackstone, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates. We have relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program and revenue generated from net sales of Tegsedi and Waylivra in Latin America and the Caribbean. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products and our collaboration and royalty revenues. We expect to continue to generate operating losses through 2025 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period.

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

Our current ability to generate revenue from sales of Translarna is dependent upon our ability to maintain our marketing authorizations in the EEA for Translarna for the treatment of nmDMD in ambulatory patients aged two years and older, in Russia for the treatment of nmDMD in patients aged two years and older and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. The marketing authorization in the EEA is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization. For example, in February 2023, we submitted an annual marketing authorization request to the EMA. In September 2023, the CHMP gave a negative opinion on the conversion of the conditional marketing authorization to the full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. For more information regarding the risks associated with a potential EC adoption of the CHMP’s negative opinion on Translarna’s marketing authorization, see Item 1A. Risk Factors, “We may be unable to continue to commercialize Translarna for nonsense mutation Duchenne muscular dystrophy in the European Economic Area if the European Commission nmDMD in the EEA if the EC adopts the negative opinion issued by the CHMP for the renewal of the existing conditional authorization for Translarna.” We also expect that our efforts to advance Translarna for the treatment of nmDMD in the United States will be time-consuming and may be expensive. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a CRL to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under PDUFA guidelines and an action date has not been provided.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna. We also submitted an MAA to the EMA for sepiapterin for the treatment of PKU in March 2024, an NDA to the FDA for sepiapterin for the treatment of PKU in the third quarter of 2024, and an NDA to the FDA for vatiquinone for the treatment of FA in the fourth quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

We expect to make payments to the former Censa securityholders of $57.5 million in the aggregate in cash upon the potential achievement in 2025 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement.

Upon the potential achievement in 2025 of certain regulatory milestones relating to vatiquinone, which milestones would be payable in 2026, we expect to make payments to BioElectron of $75.0 million in the aggregate, in cash or shares of our common stock, as determined by us.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance our products or product candidates in the United States or elsewhere;
●	are required to take other steps to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	initiate or continue the research and development of sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

●	commercializing and marketing all of our products and products candidates;
●	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	maintaining our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization and the EC’s potential adoption of the negative opinion;
●	advancing Translarna for the treatment of nmDMD in the United States;
●	successfully completing any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	expanding the territories in which we are approved to market our products;
●	successfully advancing our other programs and collaborations, including sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for additional indications;
●	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;
●	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	identifying patients eligible for treatment with our products and product candidates;
●	successfully developing or commercializing any product candidate or product that we may in-license or acquire;
●	protecting our rights to our intellectual property portfolio related to Translarna and other products and product candidates; and
●	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.

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

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization following a re-examination procedure and the EC’s potential adoption of the negative opinion, or to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza following its loss of orphan drug exclusivity related to the treatment of DMD in patients five years and older;
●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the United States;
●	our ability to obtain marketing authorization for vatiquinone for the treatment of FA in the United States;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and inflammation and ferroptosis programs and Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;

●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche, the SMA Foundation and our collaboration with Novartis, and our ability to obtain research funding and achieve milestones under these agreements.

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

Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We generated taxable income that is subject to income tax in 2024, but continue to maintain NOLs from previous years that will be carried forward.

Changes in our effective income tax rates and future changes to U.S. and non-U.S. tax laws could adversely affect our results of operations.

We are subject to income taxes in the Unites States and various ex-U.S. jurisdictions. Taxes will be incurred as income is earned in these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the IRS and other taxing authorities, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or changes to our ownership or capital structure. The impact on our income tax provision resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

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

Regulatory guidance under the 2017 Tax Act, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the IRA, and additional tax legislation.

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

Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the EMA and from the FDA for Translarna for the treatment of nmDMD, Upstaza/Kebilidi for the treatment of AADC, Evrysdi for the treatment of SMA, sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU and vatiquinone for the treatment of FA. The FDA has also granted an orphan drug designation to Emflaza for the treatment of DMD. We may also seek orphan drug designation and exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates and, even if we obtain designation, we may ultimately not be able to obtain orphan drug exclusivity. Obtaining orphan drug exclusivity, both in the EU and in the United States, may be important to a product candidate’s future success.

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

In the United States, under FDA’s current policy, if a product with an orphan drug designation subsequently receives the first marketing authorization for the indication for which it has such designation, the product is entitled to seven years of market exclusivity which precludes the FDA from approving another marketing application for the “same drug” for the same orphan designated approved indication for that time period. When determining whether a drug is the “same drug” as an orphan designated product, the FDA looks to the products’ molecular features and use. The specific sameness criteria, however, varies based on whether the product is composed of small or large molecules and if the product is a gene therapy. Moreover, for gene therapies, the sameness criteria are currently evolving. For example, the FDA issued a final guidance document specific to sameness determinations. Depending on product characteristics, sameness may be determined by the FDA on a case-by-case basis, making it difficult to predict when FDA may approve a product and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Moreover, following the Catalyst Pharms., Inc. v. Becerra and FDA’s subsequent statement that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, as further described in this filing, the exact scope of orphan drug exclusivity may be an evolving space. Accordingly, whether any of our products or product candidates will be deemed to be the same as another product or product candidate is uncertain and the scope of any potential or received orphan drug exclusivity period, as well as any of our competitors that may block approval of one of our product candidates, may be subject to revision.

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

Further, even if we do receive orphan drug exclusivity upon approval of a product candidate, this exclusivity is not absolute. For example, if a competitive product that is the same drug or a similar medicinal product as one of our approved products with orphan exclusivity is shown to be “clinically superior” to our product candidate as determined by the FDA or EMA, respectively, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. Orphan exclusivity also would not block the FDA from approving a drug that is the same as our product candidates for different indications or products that are different from ours for the same indication. Moreover, marketing exclusivity would not prevent a provider from prescribing or using another drug off-label and third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

For certain of our products, periods of orphan drug exclusivity are important. For instance, for Emflaza, we have previously relied on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity to have significant negative impact on Emflaza net product revenue, as we face competition from generic versions of Emflaza for this indication, which are generally priced less than Emflaza. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. Healthcare providers may also substitute the generic version(s) of Emflaza for patients two years of age to five, despite the fact that the generic version(s) will not be approved for such indication until after June 2026.

The respective orphan designation and exclusivity frameworks in the United States and in the EU are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, EU or United States orphan designations in the future.

All pharmaceutical products for which marketing authorization has been granted are subject to extensive and rigorous governmental regulation and could be subject to restrictions or withdrawal from the market. We may also be subject to penalties or other enforcement if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved, as well as our product candidates during development.

We, our products and product candidates, our operations, our facilities, our suppliers and our contract manufacturers, distributors, contract research organizations, clinical trial sites and contract testing laboratories are subject to extensive regulation by governmental authorities in the EEA, the United States, and other territories, with regulations differing from country to country.

We are not permitted to market our product candidates in the EEA, the United States, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, and to be compliant with regulatory authority requirements, we and our third-party service providers must comply on a continuous basis with a broad array of regulations and requirements. Depending on the stage of product development and whether a product is approved these requirements may relate to establishment registration and product listing, the payment of user fees, manufacturing processes, risk management measures, quality and pharmacovigilance systems (including reporting of manufacturing deviations and adverse events), pre- and post-approval clinical and pre-clinical data and study conduct, labeling, packaging, advertising, marketing and promotional activities (including product sampling), record keeping, distribution, storage, and import and export of pharmaceutical products. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA is subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA.

After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional clinical trials and studies to confirm safety and effectiveness may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, as well as REMS, and the agency has the power to require changes in labeling or to prevent further marketing and distribution of a product. For example, we were obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for Emflaza in the United States, including clinical safety studies. Additionally, our marketing authorizations for Translarna, Tegsedi and Waylivra in Brazil and our marketing authorization for Translarna in Russia are subject to renewal every five years. There is no guarantee that we will be able to complete our post-marketing obligations in accordance with the established timetables. Failure to complete the required studies in accordance with the established timetables or failure to provide the requisite periodic reports on the status of post-marketing studies in the absence of good cause could result in an enforcement action. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

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

Not only will we be responsible for our own conduct, but we will also be responsible for the conduct of our employees, independent contractors, consultants, commercial partners, manufacturers, investigators, and contract research organizations. To the extent that any of these third parties engage in intentional, reckless, negligent, or unintentional failures to comply applicable legal and regulatory requirements, we may be subject to regulatory enforcement action, legal actions and liability, and serious harm to our reputation. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us as a result of such third-party conduct, even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim.

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

Another protection established for biologic products is a period of 12 years of exclusivity for reference products that begins on the date that the reference product was first licensed by the FDA. During this time, the FDA may not make the licensure of a biosimilar product effective. Biosimilar applications can, however, be submitted for FDA review beginning four years after the date of the reference product’s first licensure. This exclusivity period, however, is subject to certain limitations. For example, certain changes and supplements to an approved BLA, and certain subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. Moreover, there have been legislative efforts to decrease this period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity. Further, there is a risk that the FDA will not consider our biologic products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet fully clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is also possible that payers will give reimbursement preference to biosimilars, even over reference biologics, absent a determination of interchangeability. Similarly, in the EU, another company could gain approval for a competing product based on an MAA with a completely independent data package that includes pharmaceutical tests, preclinical tests and clinical trials.

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

Our small molecule drug products may also be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities and three years for changes to an approved drug requiring a new clinical study), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b) (2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. These exclusivities, however, are also subject to certain limitations. For instance, they would not block FDA acceptance and approval of full NDA applications.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (negotiated prices for the first 10 selected drugs effective beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. Failure to participate in negotiations or to reach an agreement can result in a manufacturer being required to withdraw all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could potentially be affected by the Executive Order, Initial Rescissions of Harmful Executive Orders and Actions, issued on January 20, 2025 and/or the anticipated change in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration.

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

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. In particular, we are unable to predict what changes the current administration will implement through the U.S. Congress or future executive orders and how these would impact us. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our net revenues and operating results. Changes in FDA laws, regulations, and policies may also make it more difficult to obtain and maintain marketing authorizations.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements, limit regulatory exclusivity periods or the applicability of such exclusivity periods, restrict sales and promotional activities for pharmaceutical products and to otherwise encourage competition in the market and bring down drug prices, including proposals and regulatory actions related to drug importation. We cannot be sure whether additional legislative or regulatory changes will be enacted in any territory in which we are authorized, or become authorized, to market our products or product candidates, or whether applicable regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our products or product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process or by comparable ex-U.S. bodies overseeing regulatory authorities in other territories may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict how future changes relating to pre- and post-marketing approval and requirements will affect our business.

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

For example, in connection with our acquisition of Censa, we paid to the Censa securityholders (i) cash consideration of $15.0 million, which consisted of an upfront payment of $10.4 million and an additional $4.6 million for the net assets on Censa’s opening balance sheet as of the date of the acquisition, and (ii) 845,364 shares of our common stock. Censa securityholders may also be entitled to receive contingent consideration payments from us in the future. For example, we expect to make payments to the former Censa securityholders of $57.5 million in the aggregate in cash upon the potential achievement in 2025 of regulatory milestones relating to sepiapterin pursuant to the Censa Merger Agreement. We may never realize the anticipated benefits of the acquisition of Censa and by investing our resources in sepiapterin, we may be required to forgo or delay other opportunities.

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

Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for small-molecule drug discovery, to date we have been granted marketing authorization for a limited number of commercial products and have not achieved profitability. We may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorizations for our current products and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development. For example, in November 2024, we announced that the global Phase 2 placebo-controlled CardinALS study of utreloxastat for the treatment of ALS did not meet its primary endpoint of slowing disease progression on the composite ALSFRS-R and mortality analysis. Due to the lack of efficacy and biomarker signal, further development of utreloxastat for the treatment of ALS is not planned at this time after previous investments in this product candidate.

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

We have limited personnel with experience in drug manufacturing and currently rely on third parties to manufacture our products and certain product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in all of our products and product candidates. We outsource most of the manufacturing, packaging, labeling and distribution of our products and certain of our product candidates to third parties, including our commercial supply of Translarna, Emflaza, and Upstaza/Kebilidi.

We do not directly control manufacturing for our products and product candidates and we are dependent on and will continue to be dependent on, our contract manufacturers for compliance with cGMP or good distribution practice, or GDP, or similar regulatory requirements outside the EU and the United States for manufacture of both active drug substances and finished drug products. Should we or our contract manufacturers fail to comply with these requirements, we and they could face significant regulatory and commercial consequences. For example, regulatory authorities routinely inspect manufacturing and other drug/biologic facilities. Our manufacturers and manufacturing facilities must also be approved by such regulatory authorities pursuant to inspections that will be conducted after we submit our marketing applications and will be subject to continuing regulatory authority inspections should we receive marketing approval. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the EU member state regulatory authorities, FDA, or other ex-U.S. regulatory agencies, we and they will not be able to secure and/or maintain regulatory approval for the manufacturing facilities, and we would not be able to secure and/or maintain, or may be delayed in securing regulatory approval of marketing applications or supplements for the applicable products or product candidates. We may also have to repeat studies that used product that did not conform with applicable requirements. In addition, we or third-party manufacturers or distributors may not be able to comply with generally accepted worker safety standards, cGMP, GDP or similar regulatory requirements outside the EU and the United States. Our failure, or the failure of our third-party manufacturers or distributors, over whom we have no direct control, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical studies, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or products, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims act, corporate integrity agreements, or consent decrees, any of which could significantly and adversely affect our reputation and supplies of our products or product candidates and our business, results of operations and financial condition could be materially adversely affected.

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

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, supply chain disruption, including disruptions caused by outbreaks of contagious disease, any new tariffs imposed in the jurisdictions in which we operate, or raw material and component shortages. For example, we have previously experienced delays in receiving certain raw materials in connection with supply chain disruptions caused by the COVID-19 pandemic, however, these delays did not affect or delay our manufacturing given our inventories for such materials at the time. If future supply chain disruptions create prolonged delays, the supplies of our products or products candidates may be significantly and adversely affected and our business, results of operations and financial condition could be materially adversely affected.

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

Our current and anticipated future dependence upon others for the manufacture and distribution of Translarna, Emflaza, Upstaza, Kebilidi, Tegsedi, Waylivra and our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

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

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Roche and the SMA Foundation, for our SMA program, including Evrysdi. We have entered into arrangements with certain third parties to market or distribute Translarna for the treatment of nmDMD in certain countries and, as we continue to implement our commercialization plans for Translarna, we anticipate that we will engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

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

Additionally, we may contract with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or makes errors in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

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

We face an inherent risk of product liability exposure related to the commercialization of our products and the human clinical trials testing of our products and product candidates. If we cannot successfully defend ourselves against claims that our product candidates, products or gene therapy product materials caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We have a broad insurance program covering risks appropriate to our research and development activities and clinical programs and aggregate annual limits of $25.0 million covering our products and sales. We also have industry standard insurance policies covering other aspects of our business and operations based on our locations, activities and other relevant factors. With respect to all insurance matters, we are advised by our insurance brokers, and our insurance advisor who we retain and compensate on a non-commission basis. However, our insurance program may not adequately cover the risks that we face for a variety of reasons, including:

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the commercial value of our patent rights is highly uncertain. Our pending and future patent applications may not result in patents being issued which prevent others from commercializing competitive technologies and products. Changes in patent laws or their interpretation in the United States and other countries may diminish the value of our patents.

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

Moreover, we may be subject to a third-party prior art submissions in a patent office, or may become involved in patent office proceedings, including oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings, or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us.

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

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights or other proprietary with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may allege that a third-party patent we are alleged to infringe is invalid and/or we may be able to avail ourselves in the United States of the safe harbor exemption provided by the Hatch-Waxman Act as a basis for non-infringement. In order to successfully challenge the validity of a third party issued U.S. patent that we are alleged to infringe, we would need to overcome that patent’s presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO in a post grant proceeding. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively.

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

On February 9, 2017, the FDA approved the corticosteroid Emflaza for the treatment of patients 5 years and older with DMD. Although approved for other indications outside of the United States, this was the first approval for deflazacort in the United States and the first approval in the United States for the use of a corticosteroid to treat DMD. We have previously relied on an orphan exclusivity period to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

Our rights to develop and commercialize Upstaza/Kebilidi are subject, in part, to the terms and conditions of licenses granted to us by others.

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of Upstaza/Kebilidi for the treatment of AADC deficiency. In particular, we have in-licensed certain intellectual property rights and know-how from National Taiwan University, or NTU, relevant to Upstaza/Kebilidi for the treatment of AADC deficiency. Any termination of these licenses could result in the loss of significant or all rights licensed to us and could harm or prevent our ability to commercialize Upstaza/Kebilidi for the treatment of AADC deficiency. Each of our existing gene therapy licensing agreements are exclusive but are limited to particular fields, such as AADC deficiency and are subject to certain retained rights.

Our current gene therapy license agreements, including our agreement with NTU pursuant to which we have in-licensed certain intellectual property rights and know-how relevant to Upstaza/Kebilidi for the treatment of AADC deficiency, impose various obligations, including certain payment obligations, including contingent payments to be made upon reaching certain development and regulatory milestones. If we fail to satisfy our obligations, the licensor may have the right to terminate the agreement. Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements and other issues. Such disputes over intellectual property that we have licensed or the terms of our license agreements, including with respect to Upstaza/Kebilidi for the treatment of AADC deficiency, may prevent or impair our ability to maintain our current arrangements on acceptable terms, or at all, or may impair the value of the arrangement to us. Any such dispute could have a material adverse effect on our business and our ability to realize the anticipated benefits of our acquisition of Agilis. If we cannot maintain a necessary license agreement, including with respect to Upstaza/Kebilidi for the treatment of AADC deficiency, or if the agreement is terminated, we may be unable to successfully develop and commercialize the affected product candidates.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization following a re-examination procedure, and the EC’s potential adoption of the negative opinion, or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	expectations with respect to sepiapterin for the treatment of PKU, including any potential regulatory submissions and potential approvals;
●	expectations with respect to Upstaza/Kebilidi, including any potential regulatory submissions and potential approvals;
●	expectations with respect to vatiquinone for the treatment of FA, including any potential regulatory submissions and potential approvals;
●	any developments related to our ability or inability to execute our commercialization strategy for any of our products;
●	our ability to resolve the matters set forth in the FDA’s denial of our appeal to the CRL we received from the FDA in connection with our NDA for Translarna for the treatment of nmDMD;
●	the commercialization of Evrysdi and the development of the SMA program with Roche and the SMA Foundation;
●	results of clinical trials of any other product candidate that we develop;
●	any additional clinical or non-clinical trial required by regulatory agencies for our products or product candidates;
●	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;

●	negative publicity around our products or product candidates;
●	other developments concerning our regulatory submissions;
●	the success of competitive products or technologies;
●	results of clinical trials of product candidates of our competitors, including negative results that investors may associate with our product candidates;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	our ability to realize the benefits of our acquisitions or other business combinations;
●	the recruitment or departure of key personnel;
●	the loss of distributors, suppliers or manufacturers;
●	the level of expenses related to any of our products, product candidates or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements with respect to litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including potentially high inflation rates and sustained high interest rates; and
●	the other factors described in this “Risk Factors” section.

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

We have also established a global incident response management standard operating procedure, or GIRM. Our GIRM provides step-by-step instructions for managing any global incident which is disruptive of or interferes with the delivery and operation of our IT services and systems that are in use. Specifically, our GIRM provides direction as to how information with respect to a cybersecurity incident is communicated internally, including with our executive committee leadership team. As regulatory disclosure requirements regarding cybersecurity incidents and data privacy matters have become more prevalent, we have developed an incident workflow designed to monitor and evaluate if such disclosure requirements are triggered by an incident through the inclusion of members of our legal, data privacy and executive teams in the incident response process.

We engage third parties, including independent privacy assessors, computer security firms and risk management and governance experts to enhance our cybersecurity oversight. For example, on an annual basis we run a penetration test of our systems, performed by a different external third party each year. We also regularly consult with these third parties on emerging industry trends.

Based on an assessment using the previously described enterprise risk management program, we do not believe that there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have material affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial conditions. See “Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security” in Part I, Item 1A. “Risk Factors” for additional information.

Cybersecurity Governance and Oversight

Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee of the Board of Directors. In accordance with our Audit Committee Charter, our Chief Information Officer, or CIO, provides periodic updates to our Audit Committee regarding the Company’s cybersecurity and other technology risks, internal controls and procedures, including the Company’s plan to mitigate cybersecurity risk and respond to data breaches. The Audit Committee is also responsible for reviewing any related periodic public filing disclosures. The Board of Directors receives regular reports from the Audit Committee. Our CIO also presents directly to our Board of Directors on an annual basis on these matters. Our IT team is responsible for maintaining daily operations and ensuring the confidentiality, integrity and availability of data. Our CIO oversees a cybersecurity team that has over 15 years’ experience in cybersecurity along with advanced and undergrad degrees in cybersecurity, and industry recognized security certifications such as CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager). Our CIO reports directly to our Chief Legal Officer, both of whom are members of our executive committee leadership team. Cybersecurity incident status updates are provided as necessary to the executive committee as set forth in our GIRM. In the event of a cybersecurity incident, our IT team is trained to follow our GIRM.

In an effort to deter and detect cyber threats, we periodically provide all employees, including part-time and temporary employees, with data protection, cybersecurity and incident response and prevention training as part of our overall IT compliance program, which covers timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use and mobile security. This training functions to educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

For more information regarding the risks associated our cybersecurity program, see Item 1A. Risk Factors, “Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security.”

Item 2.   Properties

Our principal facility consists of approximately 180,000 square feet of office space and shell condition, modifiable space located at 500 Warren Corporate Center Drive in Warren, New Jersey, that we occupy under a lease that expires in 2039. The rental term for such facility commenced on June 1, 2022, with an initial term of seventeen years followed by three consecutive five-year renewal periods at our option. Additionally, we lease 103,000 square feet of laboratory and office space in Bridgewater, New Jersey.  The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. We lease approximately 11,500 square feet of office space in Dublin, Ireland, that we occupy under a lease that expires in 2034. Additionally, we lease approximately 5,000 square feet of office space in Sao Paulo, Brazil, that we occupy under a lease that expires in 2028. We also lease additional laboratory and office space in the U.S. and other countries to support our operations as a global organization, but these leases are not material to us.

Item 3.   Legal Proceedings

From time to time in the ordinary course of our business, we are subject to claims, legal proceedings and disputes. We are not currently aware of any material legal proceedings which we are a party to or of which any of our property is the subject.

Item 4.   Mine Safety Disclosures

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “PTCT” since June 20, 2013. Prior to that time, there was no public market for our common stock.

Holders

As of February 25, 2025, there were 78 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

We are a global biopharmaceutical company that discovers, develops and commercializes clinically differentiated medicines that provide benefits to children and adults living with rare disorders. Our ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. Our mission is to provide access to best-in-class treatments for patients who have little to no treatment options. Our strategy is to leverage our strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  We believe that this allows us to maximize value for all of our stakeholders. We have a diversified therapeutic portfolio that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. Translarna currently has conditional marketing authorization in the European Economic Area, or EEA, for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in ambulatory patients aged two years and older. Translarna also has marketing authorization in Russia for the treatment of

nmDMD in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the year ended December 31, 2024, we recognized $339.9 million in sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2024, Emflaza achieved net sales of $207.2 million.

Our marketing authorization for Translarna in the EEA is subject to annual review and renewal by the European Commission, or EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization, which we refer to as the annual EMA reassessment. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion.

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

There is substantial risk that if the EC adopts the CHMP’s negative opinion, or we are otherwise unable to renew our EEA marketing authorization during any annual renewal cycle, or we are unable to identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA should the EC adopts the CHMP’s negative opinion or our product label is materially restricted, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA and other territories. For more information regarding the risks associated with a potential EC adoption of the CHMP’s negative opinion on Translarna’s marketing authorization, see Item 1A. Risk Factors, “We may be unable to continue to commercialize Translarna for nmDMD in the EEA if the EC adopts the negative opinion issued by the CHMP for the renewal of the existing conditional authorization for Translarna.”

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the United States Food and Drug Administration, or FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter, or CRL, for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a re-submission of an

NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a complete response letter to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under PDUFA guidelines and an action date has not been provided.

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

Upstaza is a gene therapy for the treatment of Aromatic L Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In November 2024, the FDA granted accelerated approval of our gene therapy for the treatment of children and adults with AADC deficiency, which is marketed with the brand name Kebilidi in the United States.

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

One of our most advanced clinical stage molecules is sepiapterin. Sepiapterin is our product candidate for the treatment of phenylketonuria, or PKU. In May 2023, we announced that the primary endpoint was achieved in our registration-directed Phase 3 trial for sepiapterin for phenylketonuria, or PKU. The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. The primary analysis population included those patients who have a greater than 30% reduction in blood Phe levels during the Part 1 run-in phase of the trial. Sepiapterin demonstrated Phe level reduction of approximately 63% in the overall primary analysis population and Phe level reduction of approximately 69% in the subset for classical PKU patients. Additionally, sepiapterin was well tolerated with no serious adverse events. Following the placebo-controlled study, patients were eligible to enroll in a long-term open-label study, which is still ongoing and will evaluate long-term safety, durability and Phe tolerance. In March 2024, we submitted a marketing authorization application, or MAA, to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. We expect an opinion from the CHMP in the second quarter of 2025. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes, in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. We also made regulatory submissions for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024, and in Japan in the fourth quarter of 2024, with a regulatory decision in Japan expected in the fourth quarter of 2025.

In addition to our SMA program, our splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of PTC518 in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that PTC518 efficiently crosses blood brain barrier at significant levels and that PTC518 was well tolerated.  We initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, we announced interim data from the 12-week placebo-controlled phase of the Phase 2 study of PTC518. The study demonstrated dose-dependent lowering of huntingtin, or HTT, protein levels in peripheral blood cells, reaching an approximate mean 30% reduction in mutant HTT levels at the 10mg dose level. In addition, PTC518 exposure in the cerebrospinal fluid was consistent with or higher than plasma unbound drug levels. Furthermore, PTC518 was well tolerated with no treatment-related serious adverse events. In June 2024, we announced interim results from the full Phase 2 study of PTC518. In September 2024, the FDA granted Fast Track designation to the PTC518 program for the treatment of HD. In December 2024, we held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of PTC518. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. We expect to provide results from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2025. In November 2024, we entered into the Novartis Agreement with Novartis Pharmaceuticals Corporation, or Novartis, relating to our PTC518 program. This transaction closed in January 2025. Pursuant to the Novartis Agreement, we will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing OLE Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide.

Our inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with FA, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA and granted priority review with a target regulatory action date of August 19, 2025.

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

Overview—Funding

The success of our products and any other product candidates we may develop depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2024, our revenues were primarily generated from sales of Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs or through similar styled programs, and from sales of Emflaza for the treatment of DMD in the United States. We also generated revenue from sales of Upstaza for the treatment of AADC deficiency in the EEA and have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program.

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

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. We did not issue or sell any shares of common stock pursuant to the Sales Agreement during the years ended December 31, 2024, 2023 and 2022. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2024.

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

In June 2024, we entered into an amendment with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and Royalty Pharma plc, to the Amended and Restated Royalty Purchase Agreement, dated October 18, 2023, or the A&R Royalty Purchase Agreement, which amends and restated in its entirety the Original Royalty Purchase Agreement, and we exercised our first put option in exchange for $241.8 million in cash consideration. To date, Royalty Pharma has paid to us cash consideration of $1.9 billion (less Royalty payments received by us with respect to assigned Royalties, or the Assigned Royalty Rights) in exchange for 90.49% of the Royalty, which will be reduced to 83.33% after Royalty Pharma receives $1.3 billion in aggregate payments, or the Assigned Royalty Cap, from the Royalty assigned under the Original Royalty Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met. We have the option to sell our retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments: (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by us with respect to the Assigned Royalty Rights. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

In November 2024, we entered into the Novartis Agreement relating to our PTC518 HD program which includes related molecules. Pursuant to the Novartis Agreement, we will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing OLE Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

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

As of December 31, 2024, we had an accumulated deficit of $3,646.9 million. We had a net loss of $363.3 million, $626.6 million, and $559.0 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna following a re-examination procedure. We also submitted an MAA to the EMA for sepiapterin for the treatment of PKU in March 2024, an NDA to the FDA for sepiapterin for the treatment of PKU in the third quarter of 2024, and an NDA to the FDA for vatiquinione for the treatment of FA in the fourth quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

In May 2024, we announced the validation and acceptance for review of an MMA for sepiapterin by the EMA for the treatment of PKU. In connection with this event and pursuant to the Censa Merger Agreement, we paid a $15.0 million regulatory milestone to the former Censa securityholders. In July 2024, we announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone payment to the former Censa securityholders. In September 2024, we announced the FDA acceptance for filing of the NDA. In connection with this event and pursuant to the Censa Merger Agreement, we paid a $25.0 million regulatory milestone to the former Censa securityholders.

We expect to make additional payments to the former Censa securityholders of $57.5 million in the aggregate in cash upon the potential achievement in 2025 of certain regulatory milestones relating to sepiapterin.

Upon the potential achievement in 2025 of certain regulatory milestones relating to vatiquinone, which milestones would be payable in 2026, we expect to make payments to BioElectron of $75.0 million in the aggregate, in cash or shares of our common stock, as determined by us.

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

Roche and the SMA Foundation Collaboration.   In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product.  As of December 31, 2024, we had recognized a total of $310.0 million in milestone payments and $545.6 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2024, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of December 31, 2024 are $150.0 million upon achievement of certain sales events.

In June 2024, we entered into an amendment to the A&R Royalty Purchase Agreement, and we exercised our first put option in exchange for $241.8 million in cash consideration. Pursuant to the A&R Royalty Purchase Agreement, Royalty Pharma has paid to us aggregate cash consideration of $1.9 billion (less Royalty payments received by us with respect to the Assigned Royalty Rights) in exchange for 90.49% of the Royalty, which will be reduced to 83.33% of the Royalty after Royalty Pharma receives $1.3 billion in aggregate payments from the Royalty assigned at the closing of the Original Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met, and all economic rights to receive the remaining potential regulatory and sales milestone payments under the SMA License Agreement.

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

On November 27, 2024, we and Novartis entered into the Novartis Agreement relating to our PTC518 HD program which includes related molecules. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with our activities for sepiapterin and our splicing and inflammation and ferroptosis programs and performance of any post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs. In 2023, as part of our strategic pipeline prioritizations, we decided to discontinue our preclinical and early research programs for our gene therapy and oncology platforms, reducing research and development expenses in these areas.

The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2024, 2023, and 2022.

	Year ended
	December 31,
	2024	2023	2022

	(in thousands)
Development	$219,594	$281,134	$304,116
Research	63,375	99,286	115,159
Milestones	65,000	30,000	—
Payroll, benefits, and share-based stock compensation	147,052	205,359	188,751
Facilities and other	39,459	50,784	43,470
Total research and development	$534,480	$666,563	$651,496

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, the decrease in development expenses primarily reflected the decrease in program spend related to our strategic pipeline prioritization in 2023 as we continued to focus our resources on our differentiated, high potential research and development programs.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, the decrease in research expenses was primarily related to our strategic pipeline prioritization in 2023 where we discontinued several preclinical and early research programs.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, the increase in milestone expenses primarily related to the achievement of a $15.0 million success-based regulatory milestone for the validation and acceptance of an MMA for sepiapterin for PKU in May 2024, the achievement of a $25.0 million regulatory milestone for the decision to submit an NDA to the FDA for sepiapterin for PKU in July 2024, and the achievement of a $25.0 million regulatory milestone for the acceptance of an NDA to the FDA for sepiapterin for PKU in September 2024, as compared to the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU in February 2023, and no milestones achieved in the year ended December 31, 2022.

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

For the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, the change in payroll, benefits, and share-based stock compensation expenses primarily relates to our reduction in workforce in connection with our strategic pipeline prioritization in 2023 and discontinuation of our preclinical and early research programs in our gene therapy platform.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

For the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, the change in facilities and other expenses primarily related to decreases in facility-based expenses at our facility in Hopewell Township, New Jersey as a result of an amendment and restatement of our lease for such facility.

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

A change in the outcome of any of these variables with respect to the development of our products or product candidates could mean a significant change in the costs and timing associated with the development of those products or product candidates. For example, if the EMA or the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of any of our products or product candidates or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Original Royalty Purchase Agreement, the A&R Royalty Purchase Agreement, the 2026 Convertible Notes outstanding, the Blackstone Credit Agreement that we repaid and terminated in October 2023, the 3.00% convertible senior notes due 2022, or the 2022 Convertible Notes, that we repaid in August 2022, offset by interest income earned on investments.

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

Of our policies, revenue recognition related to net product revenue is considered critical to an understanding of our consolidated financial statements as it requires the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements.

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

During the years ended December 31, 2024, 2023, and 2022, net product sales in the United States were $207.2 million, $255.1 million, and $218.3 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $393.8 million, $406.1 million, and $316.9 million, respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $339.9 million, $355.8 million, and $288.6 million of the net product sales outside the United States for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, three countries, the United States, Russia, and Brazil, accounted for at least 10% of our net product sales, representing $207.2 million, $105.4 million, and $72.1 million of net product sales, respectively. During the years ended December 31, 2023 and 2022, two countries, the United States and Russia, accounted for at least 10% of our net product sales, representing $255.1 million and $86.0 million, and $218.3 million and $59.7 million, respectively.

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

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2024 and 2023:

	Year ended
	December 31,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$600,951	$661,249	$(60,298)
Collaboration revenue	304	100,030	$(99,726)
Royalty revenue	203,864	168,856	$35,008
Manufacturing revenue	1,661	7,687	$(6,026)
Cost of product sales, excluding amortization of acquired intangible assets	57,398	65,486	$(8,088)
Amortization of acquired intangible assets	60,738	222,635	$(161,897)
Research and development expense	534,480	666,563	$(132,083)
Selling, general and administrative expense	300,911	332,540	$(31,629)
Change in the fair value of contingent consideration	(4,475)	(127,700)	$123,225
Intangible asset impairment	159,548	217,800	$(58,252)
Tangible asset impairment and losses (gains) on transactions, net	750	—	$750
Interest expense, net	(166,993)	(129,180)	$(37,813)
Other income, net	6,544	10,130	$(3,586)
Gain on sale of priority review voucher	99,900	—	$99,900
Loss on extinguishment of debt	—	(137,558)	$137,558
Income tax (expense) benefit	(176)	69,506	$(69,682)

Net product revenue.   Net product revenue was $601.0 million for the year ended December 31, 2024, a decrease of $60.3 million, or 9%, from net product revenue of $661.2 million for the year ended December 31, 2023. Translarna net product revenues were $339.9 million for the year ended December 31, 2024, a decrease of $15.9 million, or 4%, compared to $355.8 million for the year ended December 31, 2023. These results were due to the timing of bulk patient orders, as well as the residual impact from the CHMP negative opinion in September 2023. Emflaza net product revenues were $207.2 million for the year ended December 31, 2024, a decrease of $47.9 million, or 19%, compared to $255.1 million for the year ended December 31, 2023. These results were driven by the expiration of Emflaza’s orphan drug exclusivity in February 2024. The remaining change of $3.5 million was due to an increase of $5.4 million in net product sales relating to Tegsedi and Waylivra, and a decrease in net product sales of $1.9 million relating to Upstaza.

Collaboration revenue.   Collaboration revenue was $0.3 million for the year ended December 31, 2024, a decrease of $99.7 million, or 100%, from collaboration revenue of $100.0 million for the year ended December 31, 2023. The decrease relates to sales milestone of $100.0 million that was recognized for the achievement of $1.5 billion in worldwide annual net sales from Evrysdi in the year ended December 31, 2023.

Royalty revenue. Royalty revenue was $203.9 million for the year ended December 31, 2024, an increase of $35.0 million, or 21%, from $168.9 million for the year ended December 31, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the year ended December 31, 2024, compared to the year ended December 31, 2023. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenues were $1.7 million for the year ended December 31, 2024, a decrease of $6.0 million, or 78%, from $7.7 million for the year ended December 31, 2023. The decrease was due to the completion of all manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $57.4 million for the year ended December 31, 2024, a decrease of $8.1 million, or 12%, from $65.5 million for the year ended December 31, 2023. Cost of product sales excluding amortization of acquired intangible asset consisted primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and royalty expense related to royalty revenues and collaboration milestone revenues. The decrease in cost of product sales, excluding amortization of acquired intangible asset, was primarily due to decreases in costs related to royalty and collaboration revenues, partially offset by increases in royalty costs driven by Emflaza.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $60.7 million for the year ended December 31, 2024, a decrease of $161.9 million, or 73%, from $222.6 million for the year ended December 31, 2023. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza/Kebilidi intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease was driven by the Emflaza rights intangible asset being fully amortized as of February 2024, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Research and development expense.   Research and development expense was $534.5 million for the year ended December 31, 2024, a decrease of $132.1 million, or 20%, compared to $666.6 million for the year ended December 31, 2023. The decrease in research and development expenses related to decreases in program spend related to our strategic portfolio prioritization as we continued to focus our resources on our differentiated, high potential research and development programs. Research and development expense also included a total of $65.0 million regulatory success-based milestones paid to the former Censa securityholders for the year ended December 31, 2024, as compared to a $30.0 million success-based development milestone paid to the former Censa securityholders for the year ended December 31, 2023.

Selling, general and administrative expense.  Selling, general and administrative expense was $300.9 million for the year ended December 31, 2024, a decrease of $31.6 million, or 10%, from $332.5 million for the year ended December 31, 2023. The decrease reflected lower employee costs as a result of the reduction in workforce in 2023.

Change in the fair value of contingent consideration. Change in the fair value of contingent consideration was a gain of $4.5 million for the year ended December 31, 2024, a decrease of $123.2 million, or 96%, from a gain of $127.7 million for the year ended December 31, 2023. The decrease is primarily related to our strategic portfolio prioritization in 2023 and decision to discontinue our preclinical and early research programs in our gene therapy platform in May 2023, which included programs for FA and Angelman syndrome. As a result, we fully impaired the FA and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to FA and Angelman syndrome was $0. As a result, we recorded a fair value change of $128.4 million for the year ended December 31, 2023 for the contingent consideration related to FA and Angelman syndrome.

Intangible asset impairment. Intangible asset impairment was $159.5 million for the year ended December 31, 2024, a decrease of $58.3 million, or 27%, from intangible asset impairment of $217.8 million for the year ended December 31, 2023. During the year ended December 31, 2024, as a result of our annual impairment test for our PTC-AADC indefinite lived intangible asset, we impaired $159.5 million due to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments. During the year ended December 31, 2023, as a result of our strategic portfolio prioritization in 2023 and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included programs for FA and Angelman syndrome, we fully impaired the FA and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $0.8 million for the year ended December 31, 2024, an increase of $0.8 million, or 100%, from impairment of tangible assets of $0.0 million for the year ended December 31, 2023. The increase in tangible asset impairment and losses (gains) on transactions, net, was due to a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $4.1 million loss primarily related to fixed asset impairments in connection with the South Plainfield, New Jersey office closure and Warren, New Jersey lease modification. These amounts were partially offset by a gain of $2.2 million on lease terminations, and a gain of $5.5 million on lease modifications.

Interest expense, net.   Interest expense, net was $167.0 million for the year ended December 31, 2024, an increase of $37.8 million, or 29%, from interest expense, net of $129.2 million for the year ended December 31, 2023. The increase in interest expense, net was primarily due to interest expense recorded from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement and the Original Royalty Purchase Agreement, offset by a decrease in interest expense due to the termination of our Blackstone Credit Agreement.

Other income, net.  Other income, net was $6.5 million for the year ended December 31, 2024, a decrease of $3.6 million, or 35%, from other income, net of $10.1 million for the year ended December 31, 2023. The decrease in other income, net resulted primarily from a decrease in unrealized and realized foreign exchange gains of $8.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. In addition, we had unrealized gains on our ClearPoint equity investments of $7.7 million and unrealized and realized losses on our ClearPoint convertible debt security of $2.6 million for the year ended December 31, 2024, as compared to unrealized and realized losses on our ClearPoint equity investments and ClearPoint convertible debt security of $2.3 million and $2.7 million, respectively, for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, we had net realized gains of $0.1 million on marketable securities – available for sale and $4.8 million on marketable securities – equity investments, respectively.

Gain on sale of priority review voucher. Gain on sale of priority review voucher was $99.9 million for the year ended December 31, 2024, an increase of $99.9 million, or 100%, from gain on sale of priority review voucher of $0.0 million for the year ended December 31, 2023. In connection with our FDA approval of Kebilidi, we received a Priority Review Voucher, or PRV, and sold the PRV for aggregate net proceeds of $148.0 million. We had previously recorded an indefinite lived intangible asset for the PRV of $48.1 million in connection with the acquisition of Agilis in 2018, which was included as part of the book balance of our PTC-AADC indefinite lived intangible asset balance. Accordingly, we derecognized the book value of the PRV and recorded a gain of $99.9 million upon the sale.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $0.0 million for the year ended December 31, 2024, a decrease of $137.6 million, or 100%, from loss on extinguishment of debt of $137.6 million for the year ended December 31, 2023. The decrease was primarily due to the early termination of our Blackstone Credit Agreement in 2023, with no similar event occurring in 2024. We recorded a loss on the extinguishment of debt of $92.7 million for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. In addition, we recorded $44.9 million on the loss of extinguishment of debt relating to the A&R Royalty Purchase Agreement.

Income tax (expense) benefit.   Income tax expense was $0.2 million for the year ended December 31, 2024, a change of $69.7 million, or over 100%, from income tax benefit of $69.5 million for the year ended December 31, 2023. The change in income tax (expense) benefit was attributable to an increase of current federal and state tax expense driven by the recognition of previously deferred revenue from the A&R Royalty Purchase Agreement.

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2023 and 2022:

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

Manufacturing revenue. Manufacturing revenues were $7.7 million for the year ended December 31, 2023, an increase of $7.7 million, or over 100%, from $0.0 million for the year ended December 31, 2022. The increase in manufacturing revenue was due to the manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

Cost of product sales, excluding amortization of acquired intangible asset.  Cost of product sales, excluding amortization of acquired intangible asset, was $65.5 million for the year ended December 31, 2023, an increase of $20.8 million, or 47%, from $44.7 million for the year ended December 31, 2022. Cost of product sales excluding amortization of acquired intangible asset, consisted primarily of royalty payments associated with Emflaza, Translarna and Upstaza net product sales, excluding contingent payments to Marathon, costs associated with Emflaza, Translarna and Upstaza product sold during the period, inventory reserves, and royalty expense related to royalty revenues and collaboration milestone revenues. The increase in cost of product sales, excluding amortization of acquired intangible asset, was primarily due to the increases in net product revenue, Upstaza inventory reserves, royalty revenues, and collaboration milestone revenue.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $222.6 million for the year ended December 31, 2023, an increase of $106.1 million, or 91%, from $116.6 million for the year ended December 31, 2022. These amounts were related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, and Upstaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase was primarily related to additional Marathon contingent payments for Emflaza.

Research and development expense.   Research and development expense was $666.6 million for the year ended December 31, 2023, an increase of $15.1 million, or 2%, compared to $651.5 million for the year ended December 31, 2022. The increase in research and development expenses included the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for sepiapterin for PKU. The increase also included restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the year ended December 31, 2023. These increases were partially offset by decreases in program spend related to our strategic portfolio prioritization as we continued to focus our resources on our differentiated, high potential research and development programs.

Selling, general and administrative expense.  Selling, general and administrative expense was $332.5 million for the year ended December 31, 2023, an increase of $6.5 million, or 2%, from $326.0 million for the year ended December 31, 2022. The increase reflected our continued investment to support our commercial activities including our expanding commercial portfolio. The increase also includes restructuring costs from a reduction in workforce in connection with our strategic pipeline prioritization and discontinuation of our preclinical and early research programs in our gene therapy platform in the year ended December 31, 2023.

Change in the fair value of contingent consideration. Change in the fair value of contingent consideration was a gain of $127.7 million for the year ended December 31, 2023, a change of $101.8 million, or over 100%, from a gain of $25.9 million for the year ended December 31, 2022. The change was primarily related to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included programs for FA and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the FA and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to FA and Angelman syndrome was $0. As a result, we recorded a fair value change of $128.4 million for the year ended December 31, 2023 for the contingent consideration related to FA and Angelman syndrome

Intangible asset impairment. Intangible asset impairment was $217.8 million for the year ended December 31, 2023, an increase of $184.4 million, or over 100%, from intangible asset impairment of $33.4 million for the year ended December 31, 2022. The change was due to our strategic portfolio prioritization and decision to discontinue our preclinical and early research programs in our gene therapy platform, which included programs for FA and Angelman syndrome, which was announced in May 2023. As a result, we fully impaired the FA and Angelman syndrome intangible assets and recorded impairment expense of $217.8 million during the year ended December 31, 2023. During the year ended December 31, 2022, a partial impairment of $33.4 million was recorded due to a decrease in projected cash flows for the Upstaza indefinite lived intangible asset due to refinements in market assumptions.

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

Other income (expense), net.   Other income, net was $10.1 million for the year ended December 31, 2023, a change of $59.3 million, or over 100%, from other expense, net of $49.2 million for the year ended December 31, 2022. The change in other income (expense), net resulted primarily from unrealized foreign exchange gains of $11.7 million and realized foreign currency exchanges losses of $2.7 million, for the year ended December 31, 2023, as compared to unrealized foreign exchange losses of $14.4 million and a non cash foreign currency remeasurement loss of $16.9 million from the remeasurement of our intercompany loan for the year ended December 31, 2022. In addition, we had unrealized and realized losses on our equity investments and convertible debt security in ClearPoint of $2.3 million and $2.7 million, respectively, for the year ended December 31, 2023, as compared to unrealized losses on our equity investments and convertible debt security in ClearPoint, of $3.5 million and $5.8 million, respectively, for the year ended December 31, 2022.

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

Income tax benefit.   Income tax benefit was $69.5 million for the year ended December 31, 2023, an increase of $41.0 million, or over 100%, from income tax benefit of $28.5 million for the year ended December 31, 2022. The increase in income tax benefit was attributable to the receipt of an outstanding state tax refund received during the year ended December 31, 2023, and the subsequent release of the associated ASC 740 income tax reserve, as well as the reversal of the deferred tax liability recognized in conjunction with the discontinuation of our preclinical and early research programs in our gene therapy platform, which included programs for FA and Angelman syndrome, during the year ended December 31, 2023.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil, Russia and in the EEA and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. If the EC adopts the negative opinion, Translarna would no longer have marketing authorization in the member states of the EEA. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. We are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors.  Additionally, Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. We expect the expiration of this orphan drug exclusivity to have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

We have received fundings from Royalty Pharma under the A&R Royalty Purchase Agreement in July 2020, October 2023 and June 2024 totaling $1.9 billion (less Royalty payments received by us with respect to the Assigned Royalty Rights). In exchange for these fundings, we sold Royalty Pharma 90.49% of the Royalty, which will be reduced to 83.33% after Royalty Pharma receives $1.3 billion in aggregate payments, or the Assigned Royalty Cap, from the Royalty assigned under the Original Royalty Purchase Agreement.  We currently retain 9.51% of the Royalty, which increases to 16.67% after the Assigned Royalty Cap has been met. We have the option to sell our retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments: (1) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increases to 6.67% after the Assigned Royalty Cap has been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increases to 3.33% after the Assigned Royalty Cap has been met, in each case less Royalty payments received by us with respect to the Assigned Royalty Rights

In November 2024, we and Novartis entered into the Novartis Agreement relating to our PTC518 HD program which includes related molecules. Pursuant to the Novartis Agreement, we will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing OLE Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

Cash flows

As of December 31, 2024, we had cash and cash equivalents and marketable securities of $1,139.7 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended
	December 31,
(in thousands)	2024	2023	2022
Cash (used in) provided by:
Operating activities	$(107,688)	$(158,418)	$(356,654)
Investing activities	$44,182	$(176,737)	$290,181
Financing activities	$255,866	$646,400	$167,952

Net cash used in operating activities was $107.7 million, $158.4 million, and $356.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The net cash used in operating activities primarily related to supporting clinical development and commercial activities for the years ended December 31, 2024, 2023, and 2022.

Net cash provided by investing activities was $44.2 million for the year ended December 31, 2024. Net cash used in investing activities was $176.7 million for the year ended December 31, 2023.  Net cash provided by investing activities was $290.2 million for the year ended December 31, 2022. The cash provided by investing activities for the year ended December 31, 2024 was primarily attributable to the sale and redemption of marketable securities – available for sale, sale and redemption of marketable securities – equity investments, proceeds from sales of fixed assets, proceeds from the sale of the PRV, and proceeds from settlement of the ClearPoint convertible debt security, offset by the acquisition of product rights, purchases of marketable securities – available for sale, purchases of fixed assets, and purchases of marketable securities –equity investments. The cash used in investing activities for the year ended December 31, 2023 is primarily attributable to the purchases of marketable securities – available for sale, purchases of marketable securities – equity investments, purchases of fixed assets, and the acquisition of product rights, offset by the sale and redemption of marketable securities – available for sale, sale and redemption of marketable securities – equity investments, and the sale and redemption of ClearPoint Equity Investments. The cash provided by investing activities for the years ended December 31, 2022 was primarily related to net sales and redemptions of marketable securities – available for sale and net sales and redemptions of marketable securities – equity investments, partially offset by purchases of marketable securities – available for sale, purchases of marketable securities – equity investments, purchases of fixed assets, and the acquisition of product rights.

Net cash provided by financing activities was $255.9 million, $646.4 million, and $168.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to the proceeds received from the A&R Royalty Purchase Agreement, exercise of options, issuance of stock under our Employee Stock Purchase Plan, or ESPP, offset by payments on contingent consideration obligation, and payments on our finance lease principal. The cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to the proceeds received from the A&R Royalty Purchase Agreement, exercise of options, issuance of stock under our ESPP, offset by the repayment of the senior secured term loan, debt issuance costs, debt extinguishment costs related to senior secured term loan, and payments on our finance lease principal. The cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to the proceeds from the issuance of the senior secured term loan under the Blackstone Credit Agreement, the stock purchase agreement entered into in connection with the execution of the Blackstone Credit Agreement, the exercise of options, and issuance of stock under our ESPP, offset by the repayment of the 2022 Convertible Notes, payments on contingent consideration obligation, and payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in and we are exploring other potential mechanisms by which we may provide Translarna to nmDMD patients in the EEA if the EC adopts the CHMP’s negative opinion for Translarna. In July 2024, we re-submitted the NDA to the FDA for Translarna for the treatment of nmDMD. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a complete response letter to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under PDUFA guidelines and an action date has not been provided. In March 2024, we submitted an MAA to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. We expect an opinion from the CHMP in the second quarter of 2025. In July 2024, we submitted an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes, in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. We also made regulatory submissions for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024 and in Japan in the fourth quarter of 2024, with a regulatory decision in Japan expected in the fourth quarter of 2025 In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA and granted priority review with a target regulatory action date of August 19, 2025. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance our products or product candidates in the United States or elsewhere;
●	are required to take other steps to maintain our current marketing authorization in the EEA, Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	initiate or continue the research and development of sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to maintain our marketing authorization for Translarna for the treatment of nmDMD in the EEA following the CHMP’s negative opinion on the conditional marketing authorization procedure, and the EC’s potential adoption of the negative opinion, or identify other potential mechanisms in which we may provide Translarna to nmDMD patients in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza for the treatment of DMD in patients five years and older;

●	our ability to obtain marketing authorization for sepiapterin for the treatment of PKU in the United States and EEA;
●	our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the United States;
●	our ability to obtain marketing authorization for vatiquinone for the treatment of FA in the United States;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for sepiapterin and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Translarna;
●	the costs, timing and outcome of regulatory review of sepiapterin and our splicing and inflammation and ferroptosis programs and Translarna and Upstaza/Kebilidi in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.
●	the progress and results of activities for our PTC518 program, including our right to receive any development, regulatory and sales milestones, profit sharing and royalty payments from Novartis; and
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In May 2024, the MAA submission for sepiapterin for the treatment of PKU was validated and accepted by the EMA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $15.0 million regulatory milestone to the former Censa securityholders. In July 2024, we announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone to the former Censa securityholders. In September 2024, we announced the FDA acceptance for filing of the NDA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone to the former Censa securityholders. Together, the $65.0 million of regulatory milestones were paid and recorded in research and development expense on our consolidated statements of operations for the year ended December 31, 2024.

In March 2024, we submitted a BLA to the FDA for our gene therapy for the treatment of AADC deficiency in the United States, which the FDA accepted in May 2024. As a result of the acceptance, we paid a $20.0 million milestone payment to former equity holders of Agilis, during the year ended December 31, 2024. On November 13, 2024, our BLA for our gene therapy treatment of AADC deficiency was approved by the FDA. In connection with the approval, we were granted a rare disease PRV. The FDA approval of the BLA and the PRV triggered $11.0 million in regulatory milestones, which were recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2024. As of December 31, 2024, there are no remaining regulatory milestones. As of December 31, 2024, the remaining potential sales milestone related to Upstaza/Kebilidi is $50.0 million.

We also have certain significant contractual obligations and commercial commitments that require funding. We lease office and shell condition, modifiable space for our principal office in Warren, New Jersey and we occupy under leases that expire in 2039, with three consecutive five-year renewal options to renew the leases at our option. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey. The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. In addition, we lease office space, vehicles and equipment in various other locations in the U.S. and other countries for our employees and operations. We have a total of $127.7 million in obligations that stem from our operating leases.

We have a total of $24.0 million in obligations that stem from a commercial manufacturing services agreement entered into with MassBio on June 19, 2020, for a term of 12.5 years. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our Upstaza/Kebilidi program.

Under an Exclusive License and Supply Agreement, or the Faes Agreement, with Faes Farma, S.A., or Faes, we are required to pay royalties as a percentage of or as a fixed payment with respect to net product sales by us allocable to the Emflaza oral suspension product. We are required to pay Faes an annual royalty during the first twelve calendar years from the FDA approval date of the Emflaza oral suspension product.

Under various agreements, including the sponsored research agreement with the SMA Foundation discussed below, we will be required to pay royalties and milestone payments upon the successful development and commercialization of products.

We have entered into a sponsored research agreement with the SMA Foundation in connection with our SMA program. We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million, all of which was paid as of December 31, 2024.  We have reached our obligation to make such payments to the SMA Foundation of an aggregate of $52.5 million as of December 31, 2024. Refer to “Ongoing Acquisition- Related Obligations” in Item 1. Business.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2024. At December 31, 2024, we held $1,139.7 million in cash and cash equivalents and marketable securities. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.

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

As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2024, we recognized realized foreign currency transaction losses, net, of $6.8 million, which is recorded within other income, net on the Statement of Operations. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2024 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2026 Convertible Notes was approximately $321.3 million as of December 31, 2024.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Iselin, New Jersey

February 27, 2025

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands, except shares

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$779,709	$594,001
Marketable securities	359,987	282,738
Trade and royalty receivables, net	158,554	160,822
Inventory, net	23,194	30,577
Prepaid expenses and other current assets	44,087	150,491
Total current assets	1,365,531	1,218,629
Fixed assets, net	60,970	87,089
Intangible assets, net	118,794	379,497
Goodwill	82,341	82,341
Operating lease ROU assets	56,685	91,896
Deposits and other assets	20,703	36,246
Total assets	$1,705,024	$1,895,698
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$304,292	$391,983
Deferred revenue	5,505	801
Operating lease liabilities- current	10,363	13,002
Finance lease liabilities- current	3,000	3,000
Liability for sale of future royalties- current	257,821	194,314
Total current liabilities	580,981	603,100
Long-term debt	285,412	284,213
Contingent consideration payable	800	36,300
Deferred tax liability	—	55,905
Operating lease liabilities- noncurrent	74,947	97,627
Finance lease liabilities- noncurrent	15,574	17,184
Liability for sale of future royalties- noncurrent	1,823,955	1,619,783
Other long-term liabilities	21,426	141
Total liabilities	2,803,095	2,714,253
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 77,704,188 shares at December 31, 2024. Authorized 250,000,000 shares; issued and outstanding 75,708,889 shares at December 31, 2023.	77	75
Additional paid-in capital	2,574,611	2,466,233
Accumulated other comprehensive loss	(25,886)	(1,285)
Accumulated deficit	(3,646,873)	(3,283,578)
Total stockholders’ deficit	(1,098,071)	(818,555)
Total liabilities and stockholders’ deficit	$1,705,024	$1,895,698

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands, except shares and per share data

	Year ended December 31,
	2024	2023	2022
Revenues:
Net product revenue	$600,951	$661,249	$535,228
Collaboration revenue	304	100,030	50,052
Royalty revenue	203,864	168,856	113,521
Manufacturing revenue	1,661	7,687	—
Total revenues	806,780	937,822	698,801
Operating expenses:
Cost of product sales, excluding amortization of acquired intangible assets	57,398	65,486	44,678
Amortization of acquired intangible assets	60,738	222,635	116,554
Research and development	534,480	666,563	651,496
Selling, general and administrative	300,911	332,540	325,998
Change in the fair value of contingent consideration	(4,475)	(127,700)	(25,900)
Intangible asset impairment	159,548	217,800	33,384
Tangible asset impairment and losses (gains) on transactions, net	750	—	—
Total operating expenses	1,109,350	1,377,324	1,146,210
Loss from operations	(302,570)	(439,502)	(447,409)
Interest expense, net	(166,993)	(129,180)	(90,871)
Other income (expense), net	6,544	10,130	(49,207)
Gain on sale of priority review voucher	99,900	—	—
Loss on extinguishment of debt	—	(137,558)	—
Loss before income tax (expense) benefit	(363,119)	(696,110)	(587,487)
Income tax (expense) benefit	(176)	69,506	28,470
Net loss attributable to common stockholders	$(363,295)	$(626,604)	$(559,017)
Weighted-average shares outstanding:
Basic and diluted (in shares)	76,845,055	74,838,392	71,728,634
Net loss per share—basic and diluted (in dollars per share)	$(4.73)	$(8.37)	$(7.79)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

In thousands

	Year ended December 31,
	2024	2023	2022
Net loss	$(363,295)	$(626,604)	$(559,017)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(57)	820	108
Foreign currency translation (loss) gain, net of tax	(24,544)	(6,901)	28,970
Comprehensive loss	$(387,896)	$(632,685)	$(529,939)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity/ (Deficit)

In thousands, except shares

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	equity (deficit)
Balance, December 31, 2021	70,828,226	$71	$2,123,606	$(24,282)	$(2,097,957)	$1,438
Issuance of common stock related to stock purchase agreement	1,095,290	1	49,999	—	—	50,000
Exercise of options	496,863	—	14,632	—	—	14,632
Restricted stock vesting and issuance, net	490,008	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	194,305	—	6,450	—	—	6,450
Share-based compensation expense	—	—	110,333	—	—	110,333
Net loss	—	—	—	—	(559,017)	(559,017)
Comprehensive income	—	—	—	29,078	—	29,078
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Issuance of common stock in connection with a milestone payable	657,462	1	29,569	—	—	29,570
Exercise of options	822,482	1	24,039	—	—	24,040
Restricted stock vesting and issuance, net	915,203	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	209,050	—	5,954	—	—	5,954
Share-based compensation expense	—	—	101,636	—	—	101,636
Receivable from investor	—	—	15	—	—	15
Net loss	—	—	—	—	(626,604)	(626,604)
Comprehensive loss	—	—	—	(6,081)	—	(6,081)
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Retired Shares	(20)	—	—	—	—	—
Exercise of options	824,813	1	28,564	—	—	28,565
Restricted stock vesting and issuance, net	963,543	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	206,963	—	5,199	—	—	5,199
Share-based compensation expense	—	—	74,615	—	—	74,615
Net loss	—	—	—	—	(363,295)	(363,295)
Comprehensive loss	—	—	—	(24,601)	—	(24,601)
Balance, December 31, 2024	77,704,188	$77	$2,574,611	$(25,886)	$(3,646,873)	$(1,098,071)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(363,295)	$(626,604)	$(559,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,663	236,590	128,836
Non-cash operating lease expense	7,752	9,827	9,884
Non-cash royalty revenue related to sale of future royalties	(181,507)	(93,460)	(48,738)
Non-cash interest expense on liability related to sale of future royalties	207,394	104,790	72,639
Intangible asset impairment	159,548	217,800	33,384
Change in valuation of contingent consideration	(4,475)	(127,700)	(25,900)
Tangible asset impairment	4,095	—	—
Loss on sale of fixed assets	4,298	—	—
Gain on lease terminations	(2,179)	—	—
Gain on lease modification	(5,464)	—	—
Gain on sale of priority review voucher	(99,900)	—	—
Unrealized (gain) loss on ClearPoint Equity Investments	(7,685)	1,515	3,560
Unrealized loss on ClearPoint convertible debt security	1,931	2,678	5,740
Realized loss for the sale of ClearPoint Equity Investment	—	782	—
Realized loss on ClearPoint convertible debt security	622	—	—
Realized gain on redemption of marketable securities - equity investments	—	(4,383)	—
Unrealized (gain) loss on marketable securities - equity investments	(2,572)	(2,517)	7,992
Non-cash stock consideration, milestone payment	—	29,570	—
Disposal of asset	345	806	80
Deferred income taxes	(55,912)	(46,930)	(34,276)
Amortization of (discounts) premiums on investments, net	(12,529)	(2,200)	1,713
Amortization of debt issuance costs	1,198	1,873	1,901
Loss on extinguishment of debt	—	55,625	—
Share-based compensation expense	74,615	101,636	110,333
Unrealized foreign currency transaction (gains) losses, net	(10,374)	(14,113)	13,263
Non-cash foreign currency remeasurement loss on intercompany loan	—	—	16,887
Changes in operating assets and liabilities:
Inventory, net	6,164	(8,183)	(6,668)
Prepaid expenses and other current assets	98,763	(44,992)	(51,621)
Trade and royalty receivables, net	1,732	(1,539)	(48,468)
Deposits and other assets	12,459	5,222	(2,913)
Accounts payable and accrued expenses	(33,322)	48,346	27,542
Other liabilities	11,830	(2,307)	(4,558)
Deferred revenue	4,917	(550)	1,351
Payments on contingent consideration	(1,800)	—	(9,600)
Net cash used in operating activities	(107,688)	(158,418)	(356,654)
Cash flows from investing activities
Purchases of fixed assets	(6,502)	(28,438)	(32,016)
Proceeds from sale of fixed assets	28,056	—	—
Proceeds from sale of priority review voucher	150,000	—	—
Purchases of marketable securities- available for sale	(607,984)	(174,086)	(52,764)
Purchases of marketable securities- equity investments	(59,377)	(38,398)	(22,787)
Sale and redemption of marketable securities- available for sale	549,609	21,544	405,234
Sale and redemption of marketable securities- equity investments	48,127	132,228	112,958
Sale and redemption of ClearPoint Equity Investments	—	2,594	—
Proceeds from settlement of Clearpoint convertible debt security	10,000	—	—
Acquisition of product rights and licenses	(67,747)	(92,181)	(120,444)
Net cash provided by (used in) investing activities	44,182	(176,737)	290,181
Cash flows from financing activities
Proceeds from exercise of options	28,565	24,040	14,632
Repayment of senior secured term loan	—	(300,000)	—
Debt extinguishment costs related to senior secured term loan	—	(81,933)	—
Cash consideration received from A&R Royalty Purchase Agreement	241,792	1,000,000	—
Debt issuance costs related to senior secured term loan	—	(282)	(11,454)
Proceeds from issuance of senior secured term loan	—	—	300,000
Repayment of Convertible Notes	—	—	(150,000)
Payments on contingent consideration obligation	(18,200)	—	(40,400)
Proceeds from employee stock purchase plan	5,199	5,954	6,450
Payment of finance lease principal	(1,490)	(1,379)	(1,276)
Proceeds from stock purchase agreement	—	—	50,000

Net cash provided by financing activities	255,866	646,400	167,952
Effect of exchange rate changes on cash	(7,328)	3,114	(2,772)
Net increase in cash and cash equivalents	185,032	314,359	98,707
Cash and cash equivalents, and restricted cash beginning of period	610,284	295,925	197,218
Cash and cash equivalents, and restricted cash end of period	$795,316	$610,284	$295,925
Supplemental disclosure of cash information
Cash paid for interest	$5,823	$36,131	$18,463
Cash paid for income taxes	$17,550	$14,155	$4,922
Supplemental disclosure of non-cash investing and financing activity
Unrealized (loss) gain on marketable securities, net of tax	$(57)	$820	$108
Right-of-use assets obtained in exchange for operating lease obligations	$6,462	$—	$35,817
Acquisition of product rights and licenses	$420	$54,618	$33,239
Fixed asset additions through tenant improvement allowance	$18,848	$—	$—
Accrued brokerage fees in connection with sale of priority review voucher	$2,000	$—	$—
Milestone payable	$11,025	$2,500	$—
Debt issuance costs related to senior secured term loan	$—	$—	$159
Capital expenditures unpaid at the end of the period	$70	$—	$308

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2024

(In thousands except share and per share amount)

1. The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a global biopharmaceutical company that discovers, develops and commercializes clinically differentiated medicines that provide benefits to children and adults living with rare disorders. PTC's ability to innovate to identify new therapies and to globally commercialize products is the foundation that drives investment in a robust and diversified pipeline of transformative medicines. PTC’s mission is to provide access to best-in-class treatments for patients who have little to no treatment options. PTC’s strategy is to leverage its strong scientific and clinical expertise and global commercial infrastructure to bring therapies to patients.  PTC believes that this allows it to maximize value for all of its stakeholders.

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

The Company’s marketing authorization for Translarna in the EEA is subject to annual review and renewal by the EC following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization, which the Company refers to as the annual EMA reassessment. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP’), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. On October 18, 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In accordance with EMA regulations, the EC has 67 days from the date of issuance to adopt the opinion. At this time, the EC has not yet adopted the negative opinion. The marketing authorization for Translarna remains in effect, pending the EC’s potential adoption of the negative opinion. The Company is exploring other potential mechanisms by which it may provide Translarna to nmDMD patients in the EEA if the negative opinion is adopted by the EC.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

The Company has developed Upstaza (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. On November 13, 2024, the Company’s biologics license application (“BLA”) for its gene therapy treatment of AADC deficiency was approved by the FDA. This gene therapy is marketed under the brand name Kebilidi in the United States.

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

One of the Company’s most advanced clinical stage molecules is sepiapterin. Sepiapterin is the Company’s product candidate for the treatment of phenylketonuria (“PKU”). In May 2023, the Company announced that the primary endpoint was achieved in its registration-directed Phase 3 trial for sepiapterin for phenylketonuria (“PKU”). The primary endpoint of the study was the achievement of statistically-significant reduction in blood Phe level. In March 2024, the Company submitted a marketing authorization application (“MAA”) to the EMA for sepiapterin for the treatment of PKU in the EEA, which was validated and accepted for review by the EMA in May 2024. The Company expects an opinion from the CHMP in the second quarter of 2025. In July 2024 the Company submitted an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes, in the United States. In September 2024, the FDA accepted for filing the NDA, with a target regulatory action date of July 29, 2025. The Company also made a regulatory submission for sepiapterin for the treatment of PKU in Brazil in the third quarter of 2024, and in Japan in the fourth quarter of 2024, with a regulatory decision in Japan expected in the fourth quarter of 2025.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

In addition to the Company’s SMA program, the Company’s splicing platform also includes PTC518, which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of PTC518 for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on PTC518 biomarker effect. In June 2023, the Company announced interim data from the 12-week placebo-controlled phase of the Phase 2 study of PTC518. In June 2024, the Company announced interim results from the full Phase 2 study of PTC518. At month 12, PTC518 treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, PTC518 continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the PTC518 program for the treatment of HD. In December 2024, the Company held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of PTC518. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. The Company expects to provide results from the Phase 2 study of PTC518 for the treatment of HD in the second quarter of 2025. In November 2024, the Company entered into a License and Collaboration Agreement (the “Novartis Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”), relating to its PTC518 HD program which included related molecules. This transaction closed on January 11, 2025, and triggered a $1.0 billion upfront cash payment to the Company. See Note 18. Subsequent Events for additional information.

The Company’s inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The most advanced molecule in the Company’s inflammation and ferroptosis platform is vatiquinone. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia (“FA”), called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In October 2024, the Company announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, the Company submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA and granted priority review with a target regulatory action date of August 19, 2025.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of December 31, 2024, the Company had an accumulated deficit of approximately $3,646.9 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 7), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 7), net proceeds from its borrowings under its credit agreement with Blackstone (see Note 7), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017 and Upstaza for the treatment of AADC deficiency in the EEA since May 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program, and from revenue associated with milestone and royalty payments from RPI (as defined below) pursuant to the Amended and Restated Royalty Purchase Agreement (as defined below) with RPI and, for the limited purposes set forth in the agreement, Royalty Pharma plc. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, royalty revenue, certain accruals related to the Company’s research and development expenses, valuation procedures for liability for sale of future royalties, indefinite lived intangible assets annual impairment assessment, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Restricted Cash

Restricted cash included in deposits and other assets on the consolidated balance sheet relates to an unconditional, irrevocable and transferable letter of credit that was entered into during the twelve-month period ended December 31, 2019 in connection with obligations under a facility lease for the Company’s leased biologics manufacturing facility in Hopewell Township, New Jersey. The amount of the letter of credit was $7.5 million and was to be maintained for a term of not less than five years and had the potential to be reduced to $3.8 million if after five years the Company was not in default of its lease. In June 2024, in connection with an amendment and restatement of the lease, the letter of credit was reduced to $5.0 million, and has the potential to be reduced to $3.0 million if after July 1, 2025, the Company is not in default of its lease. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit that was entered into during June 2022 in connection with obligations for the Company’s new facility lease in Warren, New Jersey. The initial amount of the letter of credit was $8.1 million, but was increased to $10.0 million as a result of a lease amendment executed December 31, 2024. If after July 1, 2027, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be reduced to $5.0 million. If after December 31, 2028, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be further reduced to $2.5 million. Both letters of credit are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letters of credit. Refer to Note 5 for further details. Restricted cash also includes a bank guarantee of $0.6 million denominated in a foreign currency.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$779,709	$594,001
Restricted cash included in deposits and other assets	15,607	16,283
Total Cash, cash equivalents and restricted cash per statement of cash flows	$795,316	$610,284

Consolidation

The consolidated financial statements include the accounts of PTC Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM consists of the chief executive officer, the chief financial officer, and the chief business officer. The Company views its operations and manages its business in one operating and reporting segment: life science. The life science segment is focused on the discovery, development and commercialization of the Company’s clinically differentiated medicines that provide benefits to patients with rare disorders.  The Company is managed on a consolidated basis, and accordingly, the CODM assesses performance for the life science segment based on net loss, with a focus on revenues, research and development expense, and selling general, and administrative expense. Net income is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company derives its revenues through its worldwide net sales of its commercial products, collaboration agreements, and royalty revenues. Refer to Note 12 for further segment information on revenues.

The Company expects to continue to incur significant expenses as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor planned versus actual results. Monitoring planned versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with the cash forecast models. Refer to Note 15 for segment information on significant segment expenses and geographic breakdown.

Cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value due to their short-term nature.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2024 and 2023, no allowance was recorded for credit losses.

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

December 31, 2024

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

Inventory and cost of product sales

Inventory

Inventories are stated at the lower of cost and net realizable value, utilizing standard costing, which approximates average costs by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes. Inventory used for marketing efforts are charged to selling, general and administrative expense. Amounts related to clinical development programs and marketing efforts are immaterial.

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2024	December 31, 2023
Raw materials	$2,538	$952
Work in progress	12,216	17,991
Finished goods	8,440	11,634
Total inventory	$23,194	$30,577

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded write downs of $13.2 million and $12.5 million for the years ended December 31, 2024 and 2023, respectively, primarily related to adjustments to inventory reserves and product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the years ended December 31, 2024 and December 31, 2023, these amounts were immaterial.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

Accumulated other comprehensive (loss) income

Accumulated other comprehensive (loss) income consists of unrealized gains or losses on marketable securities and foreign currency translation adjustments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

Manufacturing Revenue

The Company has manufacturing revenue related to the production of plasmid deoxyribonucleic acid (“DNA”) and adeno-associated virus (“AAV”) vectors for gene therapy applications for external customers. Performance obligations vary but may include manufacturing plasmid DNA and/or AAV vectors, material testing, stability studies, and other services related to material development. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service. Typically, the performance obligations within a manufacturing contract are highly interdependent, in which case, the Company will combine them into a single performance obligation. The Company has determined that the assets created have no alternative use to the Company, and the Company has an enforceable right to payment for the performance completed to date, therefore revenue related to these services are recognized over time and is measured using an output method based on performance of manufacturing milestones completed to date.

Manufacturing service contracts may also include performance obligations related to project management services or obtaining materials from third parties. The Company has determined that these are separate performance obligations for which revenue is recognized at the point in time the services are performed. For performance obligations related to obtaining third-party materials, the Company has determined that it is the principal as the Company has control of the materials and has discretion in setting the price. Therefore, the Company recognizes revenue on a gross basis related to obtaining third-party materials.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the years ended December 31, 2024 and 2023, no allowance was recorded for credit losses. The allowance for doubtful accounts was $2.3 million as of December 31, 2024 and $1.2 million as of December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, bad debt expense was $1.7 million, $0.9 million, and $0.2 million, respectively.

Liability for sale of future royalties

The Company has a royalty purchase agreement with Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) in which the Company sold its right to receive sales-based royalty payments on worldwide net sales of Evrysdi in exchange for upfront cash consideration from Royalty Pharma. In accordance with the guidance in ASC 470-10-25-2, the Company determined that cash consideration obtained pursuant to the royalty purchase agreement should be classified as debt and is recorded as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on the Company’s consolidated balance sheet based on the timing of the expected payments to be made to Royalty Pharma. The liability is amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and the Company updates the effective interest rate on a quarterly basis. Refer to Note 7 for further details.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then expensed when the research and development activities are performed. As of December 31, 2024 and 2023, the short term deferred research and development advance payments were $7.4 million and $2.6 million, respectively, and are classified as prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2024 and 2023, the long term deferred research and development advance payments were $1.7 million and $4.7 million, respectively, and are classified as deposits and other assets on the consolidated balance sheet.

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

December 31, 2024

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

Cash equivalents, marketable securities, and equity investments are reflected in the accompanying financial statements at fair value. The carrying amounts of receivables and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2024.

Starting in 2022, TCJA amendments to IRC Section 174 no longer permits an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1 and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change resulted in an increased current taxable income of the Company by $62.5 million for the year ended December 31, 2024.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

successfully launched or the write-off of the asset if it is abandoned or unsuccessful. In July 2022, the Company received EMEA approval for a portion of the IPR&D assets, and thus, began the amortization of the intangible.

In May 2023, as part of a strategic portfolio prioritization, the Company announced the discontinuation of its preclinical and early research programs for its gene therapy platform, which included programs for FA and Angelman syndrome. In conjunction with the announcement, the Company recorded an impairment to its indefinite-lived intangible for IP research and development relating to the FA and Angelman syndrome gene therapy assets.

In November 2024, the Company was granted FDA approval and received (and subsequently sold) an associated Priority Review Voucher for a portion of the IPR&D assets. Additionally, in the fourth quarter of 2024, the Company recorded an impairment to the remainder of the indefinite-lived intangible IPR&D assets. As a result of this activity, the Company no longer has an associated deferred tax liability associated with the Agilis Merger to carry forward.

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

December 31, 2024

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

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within the change in the fair value of contingent consideration in the consolidated statements of operations.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is noncash will be measured based on either the cost (which will be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. During the year ended December 31, 2024, in connection with the South Plainfield, New Jersey office closure and Warren, New Jersey lease modification, the Company recorded a $4.1 million loss primarily related to fixed assets impairments. As of December 31, 2024, the Company believes that no additional impairment of long-lived assets exists.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

The Company performed an annual test for its PTC-AADC indefinite-lived intangible asset as of October 1, 2024 and recorded a partial impairment on the PTC-AADC indefinite-lived intangible asset of $159.5 million, which is recorded as intangible asset impairment in the statement of operations. The impairment was related to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments.  To calculate the impairment amount, the Company utilized a discounted cash flow model under the income method, which primarily utilized Level 3 fair value inputs. Some of the more significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues and operations costs, and the appropriate discount rate to select in order to measure the risk inherent in the future cash flows. Refer to Note 17 for further information regarding the Company’s intangible assets.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2024, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed an annual test for goodwill as of October 1, 2024. The Company’s single reporting unit had a negative carrying value, and thus the Company determined there was no impairment of goodwill.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

Tangible asset impairment and losses (gains) on transactions, net

Tangible asset impairment and losses (gains) on transactions, net includes impairments identified on fixed assets, losses and gains on sales of fixed assets, and gains on lease terminations. For the year ended December 31 2024, these amounts consisted of a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $4.1 million loss primarily related to fixed asset impairments in connection with the South Plainfield, New Jersey office closure and Warren, New Jersey lease modification (Note 4). These amounts were partially offset by a gain of $2.2 million on lease terminations, and a gain of $5.5 million on lease modification (Note 5).

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes but expects the impact will be enhanced disclosures related to rate reconciliation and income taxes paid.

 In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 enhances financial reporting by requiring additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes but expects the impact will be enhanced disclosures related to income statement expenses.

Impact of recently adopted accounting pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024 and has updated its disclosures within its footnotes herein to include the required additional segment disclosures.

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

December 31, 2024

(In thousands except share and per share amount)

The Company uses the market approach to measure fair value for its marketable securities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities are classified as Level 2 as they primarily utilize broker quotes in a nonactive market to value these securities.

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets as of December 31, 2024 and December 31, 2023 on the consolidated balance sheet. The Company classifies its equity investments in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that was convertible into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, with a maturity date five years from the purchase date. In August 2024, the outstanding principal amount of the convertible note, together with any accrued and unpaid interest thereon, was repaid in full by ClearPoint and therefore the balance at December 31, 2024 was $0. The Company determined that the convertible note represented an available for sale debt security and the Company had elected to record it at fair value under ASC 825. The Company classified its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value was based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security was determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security was included as a component of deposits and other assets on the consolidated balance sheet as of December 31, 2023.

The Company has an investment in mutual funds that is denominated in foreign currency and is classified as marketable securities on the Company’s consolidated balance sheets. This equity investment is reported at fair value, as it is readily available, and as such is classified as a Level 1 asset. Unrealized holding gains and losses for this equity investment are included as components of interest expense, net within the consolidated statement of operations.

The table presented below is a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the years ended December 31, 2024 and 2023:

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	December 31,
	2023	Gain/(Loss)	Loss	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$22,634	2,572	—	(7,422)	59,377	(48,127)	29,034
ClearPoint Equity Investments	6,074	7,685	—	—	—	—	13,759
ClearPoint convertible debt security	12,553	(1,931)	(622)	—	—	(10,000)	—
Total Fair Value	$41,261	$8,326	$(622)	$(7,422)	$59,377	$(58,127)	$42,793

Ending			Foreign			Ending
Balance at			Currency			Balance at
December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	December 31,
2022	Gain/(Loss)	Gain/(Loss)	Gain	Purchased	Sale	2023

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$330,953	$—	$330,953	$—
Marketable securities - equity investments	$29,034	$29,034	$—	$—
ClearPoint Equity Investments	$13,759	$13,759	$—	$—
Contingent consideration payable- development and regulatory milestones	$—	$—	$—	$—
Contingent consideration payable- net sales milestones	$800	$—	$—	$800

	December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$260,104	$—	$260,104	$—
Marketable securities - equity investments	$22,634	$22,634	$—	$—
ClearPoint Equity Investments	$6,074	$6,074	$—	$—
ClearPoint convertible debt security	$12,553	$—	$12,553	$—
Contingent consideration payable- development and regulatory milestones	$26,600	$—	$—	$26,600
Contingent consideration payable- net sales milestones and royalties	$9,700	$—	$—	$9,700

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2024 and 2023.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The following is a summary of marketable securities accounted for as available for sale debt securities at December 31, 2024 and 2023:

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$44,780	$—	$(1)	$44,779
Corporate debt securities	89,320	76	(75)	89,321
Government obligations	196,584	269	—	196,853
Total	$330,684	$345	$(76)	$330,953

	December 31, 2023
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$117,044	$128	$(12)	$117,160
Corporate debt securities	1,650	—	(2)	1,648
Government obligations	141,084	212	—	141,296
Total	$259,778	$340	$(14)	$260,104

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the years ended December 31, 2024 and 2023, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the years ended December 31, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ deficit.

For the year ended December 31, 2024, the Company had $3.4 million of realized gains from the sale of available for sale debt securities. For the year ended December 31, 2023, the Company had $0.3 million of realized losses from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2024 are as follows:

	December 31, 2024
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	29,810	—	—	(1)	$29,810
Corporate debt securities	$(75)	59,550	—	—	(75)	$59,550
Total	$(76)	$89,360	$—	$—	$(76)	$89,360

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2023 are as follows:

	December 31, 2023
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(12)	44,446	—	—	(12)	$44,446
Corporate debt securities	$—	—	(2)	1,648	(2)	$1,648
Total	$(12)	$44,446	$(2)	$1,648	$(14)	$46,094

Available for sale debt securities on the balance sheet at December 31, 2024 and 2023 mature as follows:

	December 31, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$44,779	$—
Corporate debt securities	89,321	—
Government obligations	196,853	—
Total	$330,953	$—

	December 31, 2023
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$117,160	$—
Corporate debt securities	1,648	—
Government obligations	141,296	—
Total	$260,104	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at December 31, 2024 and December 31, 2023 was $321.3 million and $265.3 million, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

of possible payment scenarios. The average of the payments in these scenarios is then discounted to calculate present fair value.

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included programs for FA and Angelman syndrome. As a result, the Company fully impaired the FA and Angelman syndrome intangible assets and determined that the fair value for all of the contingent consideration payable related to FA and Angelman syndrome was $0. The change in fair value for the contingent consideration payable related to FA and Angelman syndrome for the year ended December 31, 2023 was $128.4 million and is included in the change in fair value of the contingent consideration in the statement of operations. The remaining contingent consideration as of December 31, 2023 was $36.3 million, which was solely related to the development and regulatory milestones, and net sales milestones, for AADC product.

In May 2024, the Company’s BLA for its gene therapy treatment of AADC deficiency was accepted for filing by the FDA. The application was granted priority review with a target regulatory action date of November 13, 2024. As a result of the acceptance, in accordance with the terms of the Agilis Merger Agreement, the Company paid a $20.0 million milestone payment to the former equityholders of Agilis during the year ended December 31, 2024. On November 13, 2024, the Company’s BLA for its gene therapy treatment of AADC deficiency was approved by the FDA. The approval triggered $11.0 million in milestone payments to the former equityholders of Agilis in accordance with the terms of the Agilis Merger Agreement, and was recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet as of December 31, 2024. As of December 31, 2024, there are no remaining development and regulatory milestones for AADC-related product. The remaining contingent consideration balance as of December 31, 2024 is $0.8 million, which is solely related to the net sales milestones for AADC products.

As of December 31, 2024, the weighted average discount rate for the Upstaza net sales milestones was 15.0% and the weighted average probability of success for the net sales milestones was 100%, as the Company has now received regulatory approval in the United States and the EU.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the contingent consideration payables for the years ended December 31, 2024, and 2023:

	Contingent consideration payable-	Contingent consideration payable-
	development and regulatory	net sales milestones and royalties
	milestones - Agilis	- Agilis
Beginning balance as of December 31, 2022	$82,500	$81,500
Additions	—	—
Change in fair value	(55,900)	(71,800)
Payments	—	—
Ending balance as of December 31, 2023	$26,600	$9,700
Additions	—	—
Change in fair value	4,425	(8,900)
Reclassification to accounts payable and accrued expenses	(11,025)
Payments	(20,000)	—
Ending balance as of December 31, 2024	$—	$800

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The following significant unobservable inputs were used in the valuation of the contingent consideration payables for the years ended December 31, 2024 and 2023:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$0	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 N/A N/A N/A
Contingent considerable payable- net sales milestones	$800	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Discount rate Projected years of payments	$0 - $50 million 100% 15% 2026 - 2036

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range
Contingent consideration payable- development and regulatory milestones	$26,600	Probability-adjusted discounted cash flow	Potential development and regulatory milestones Probabilities of success Discount rates Projected years of payments	$0 - $31 million 85% - 92% 5.8% - 6.1% 2024 - 2026
Contingent considerable payable- net sales milestones	$9,700	Option-pricing model with Monte Carlo simulation	Potential net sales milestones Probabilities of success Potential percentage of net sales for royalties Discount rate Projected years of payments	$0 - $50 million 85% - 100% 0% 11% 2026 - 2034

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

4. Fixed assets

Fixed assets, net were as follows at December 31, 2024 and 2023:

	December 31,
	2024	2023
Leasehold improvements	$31,531	$30,166
Computer equipment and software	24,043	17,503
Machinery and lab equipment	33,304	62,837
Furniture and fixtures	2,416	3,849
Assets in process	3,034	24,008
	94,328	138,363
Less accumulated depreciation	(33,358)	(51,274)
Total	$60,970	$87,089

Depreciation expense was approximately $14.9 million, $13.9 million, and $12.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

During the year end December 31, 2024, the Company recorded a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing. Additionally, in connection with the South Plainfield, New Jersey office closure, as well as the Warren, New Jersey lease modification, the Company recorded a $4.1 million loss primarily related to fixed assets impairments. Both the fixed asset loss on sale and fixed asset impairments are recorded on the Company’s consolidated statement of operations within tangible asset impairment and losses (gains) on transactions, net.

5. Leases

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

The Company has a lease agreement (the “Warren Lease”) with Warren CC Acquisitions, LLC (the “Warren Landlord”). The lease initially related to two entire buildings comprised of approximately 360,000 square feet of shell condition, modifiable space (the “Warren Premises”) at a facility located in Warren, New Jersey. The rental term of the Warren Lease commenced on June 1, 2022, with an initial term of seventeen years (the “Warren Initial Term”), followed by three consecutive five-year renewal periods at the Company’s option. The aggregate base rent for the Warren Initial Term was approximately $163.0 million; provided, however, that if the Company is not subject to an Event of Default (as defined in the Warren Lease), the Company was entitled to a base rent abatement over the first three years of the Warren Initial Term of approximately $18.6 million, reducing the Company’s total base rent obligation to $144.4 million.

On December 31, 2024, the Company and the Warren Landlord entered into a First Amendment to Lease Agreement (the “Warren Lease Amendment”), which amends certain aspects of the Warren Lease dated as of May 24, 2022 between the Company and the Warren Landlord. Pursuant to the Warren Lease Amendment, as of the Surrender Effective Date (as defined in the Warren Lease Amendment) the Company is now only leasing one building comprised of approximately 180,000 square feet. The Company will continue paying rent as scheduled, along with certain maintenance and utilities costs, through the end of December 2027, after which the Company will pay a reduced aggregate base rent of $57.7 million, reflecting a reduction of $57.7 million to initial total base rent obligation.

Under the Warren Lease Amendment, the Company’s allowance provided by the Landlord to be used towards certain improvements to the Warren Premises is reduced from $36.1 million to $23.9 million, which is to be paid in accordance with the Warren Lease. In connection with the Warren Lease Amendment the letter of credit associated with the Warren Lease was increased from $8.1 million to $10.0 million.

As the Warren Lease Amendment partially terminated the existing Warren Lease, it was accounted for as a lease modification in accordance with ASC 842-10-25-13. The ROU liability was remeasured using an incremental borrowing rate at the date of modification of 7.8%, and the ROU asset was remeasured based on the proportionate change in the lease liability, which resulted in gain on modification of $5.5 million. The gain is included within tangible asset impairment and losses (gains) on transactions, net on the Company’s consolidated statements of operations.

The Company also leases office and laboratory space at a facility located in Hopewell Township, New Jersey pursuant to a Lease Agreement (the “Hopewell Lease”) with Hopewell Campus Owner LLC. In connection with the disposition of certain assets related to gene therapy manufacturing, on June 17, 2024, the Company and Hopewell Campus Owner LLC entered into an amendment and restatement of the Hopewell Lease (the “Hopewell Lease Amendment”). At its inception, the Hopewell Lease was determined to have four separate lease components. The Hopewell Lease Amendment terminated three of the four lease components, reducing the leased space from 220,500 square feet to 93,461 square feet and

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

significantly reducing the corresponding rent subject to the lease. The Company did not pay any termination fees in connection with the Hopewell Lease Amendment. As a result of the three terminated lease components, the related ROU asset was written off, the lease liability was derecognized, and the Company recognized a gain of $2.2 million during the year ended December 31, 2024. The gain is included within tangible asset impairment and losses (gains) on transactions, net on the Company’s consolidated statements of operations. The Hopewell Lease Amendment did not fully or partially terminate the remaining lease component, which was therefore remeasured using an incremental borrowing rate at the date of modification of 7.5%, which resulted in an increase of the ROU asset and operating lease liability of $1.6 million, respectively. In connection with the Hopewell Lease Amendment, $2.5 million of the letter of credit was returned to the Company.

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of December 31, 2024, the balance of the finance lease liabilities-current and finance lease liabilities-non-current are $3.0 million and $15.6 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2023, the balance of the finance lease liabilities-current and finance lease liabilities non-current were $3.0 million and $17.2 million, respectively. Additionally, during the years ended December 31, 2024 and December 31, 2023, the Company recorded finance lease costs of $1.4 million and $1.5 million, respectively, related to interest on the lease liability.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.1 years to 14.4 years and certain leases include renewal options to extend the lease for up to 15 years. Rent expense was $24.9 million, $29.0 million, and $25.2 million for the years ended December 31, 2024, 2023 and 2022.

The components of lease expense were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating Lease Cost
Fixed lease cost	$19,264	$21,952	$19,804
Variable lease cost	4,661	5,846	4,557
Short-term lease cost	1,022	1,186	808
Total operating lease cost	$24,947	$28,984	$25,169

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease terms - operating leases (years)	11.62	11.55
Weighted-average discount rate - operating leases	7.64%	8.69%
Weighted-average remaining lease terms - finance lease (years)	8.01	9.01
Weighted-average discount rate - finance lease	7.80%	7.80%

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,924	$15,338	$14,736
Financing cash flows from finance lease	1,490	1,379	1,276
Operating cash flows from finance lease	1,510	1,621	1,724

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,462	$—	$35,817

Changes due to lease modification and termination:
Net decrease in right-of-use assets	$33,105	$—	$—
Net decrease in operating lease liabilities	44,184	—	—

Future minimum lease payments under non-cancelable leases as of December 31, 2024 were as follows:

	Operating Leases	Finance Lease
2025	$15,986	$3,000
2026	16,425	3,000
2027	13,902	3,000
2028	7,620	3,000
2029 and thereafter	73,732	12,000
Total lease payments	127,665	24,000
Less: Imputed Interest expense	42,355	5,426
Total	$85,310	$18,574

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Employee compensation, benefits, and related accruals	$61,575	$62,643
Income tax payable	4,701	—
Consulting and contracted research	19,909	27,500
Sales allowance	58,644	77,176
Sales rebates	101,613	131,334
Royalties	8,953	74,111
Accounts payable	17,274	6,045
Milestone payable	11,025	2,500
Other	20,598	10,674
Total	$304,292	$391,983

As of December 31, 2024 and December 31, 2023, there were $0.1 million and $9.0 million, respectively, of accrued restructuring costs included above within employee compensation, benefits, and related accruals from a reduction in

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

workforce in the year ended December 31, 2023 in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform.

7. Debt

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a royalty purchase agreement (the “Original Royalty Purchase Agreement”).  Pursuant to the Original Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Original Assigned Royalty Rights”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Original Assigned Royalty Rights, RPI paid the Company $650.0 million in cash consideration. The Company has retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $150.0 million in the aggregate as of December 31, 2024. The Original Royalty Purchase Agreement was set to terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Original Assigned Royalty Rights.

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

December 31, 2024

(In thousands except share and per share amount)

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

The change in rights and obligations from the A&R Royalty Purchase Agreement resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt — Modifications and Extinguishments. The Company determined that the present value of the cash flows under the A&R Royalty Purchase Agreement were substantially different from the present value of the cash flows under the Original Royalty Purchase Agreement. This resulted in the derecognition of the old liability for sale of future royalties and the new liability for sale of future royalties being recorded at fair value, which was determined to be $1,809.9 million as of the date of the A&R Royalty Purchase Agreement. This resulted in an extinguishment loss of $44.9 million, which was recorded within loss on extinguishment of debt, within the Company’s statement of operations in the year ended December 31, 2023.

The fair value for the new liability for sale of future royalties on the date of the A&R Royalty Purchase Agreement was based on the Company’s estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470 and ASC 835. The initial annual effective interest rate was determined to be 10.8%. The Company utilized the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and updates the effective interest rate on a quarterly basis. Issuance costs related to the transaction were determined to be immaterial.

In June 2024, the Company, Royalty Pharma and Royalty Pharma plc, entered into an amendment to the A&R Royalty Purchase Agreement. Under the A&R Royalty Purchase Agreement, the Company exercised a put option in June 2024, resulting in the Company receiving $241.8 million in cash consideration. In connection with the put option exercise, the change in rights and obligations resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt —Modifications and Extinguishments. The Company determined that the present value of the cash flows after the put option exercise was not substantially different and was therefore determined to be a modification. The $241.8 million in cash consideration obtained was added to the liability for sale of future royalties and the annual effective interest rate under the A&R Royalty Purchase Agreement was determined to be 9.9%. The liability is being amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and the Company updates the effective interest rate on a quarterly basis.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the year ended December 31, 2024:

Year Ended December 31,
Liability for sale of future royalties- (current and noncurrent)	2024
Beginning balance as of December 31, 2023	$1,814,097
Less: Non-cash royalty revenue payable to Royalty Pharma	(181,507)
Plus: Non-cash interest expense recognized	207,394
Plus: Cash received from Royalty Pharma	241,792
Ending balance	$2,081,776
Effective interest rate as of December 31, 2024	9.8%

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

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

The Blackstone Credit Agreement consisted of the following:

	December 31, 2024	December 31, 2023
Principal	$—	$300,000
Less: Debt issuance costs	—	—
Repayment of senior secured term loan	—	(300,000)
Net carrying amount	$—	$—

The following table sets forth total interest expense recognized related to the Blackstone Credit Agreement:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Contractual interest expense	$—	$30,198
Amortization of debt issuance costs	—	702
Total	$—	$30,900
Effective interest rate	—%	13.1%

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

December 31, 2024

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

December 31, 2024

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

The 2026 Convertible Notes consist of the following:

	Year ended December 31,
	2024	2023
Principal	$287,500	$287,500
Less: Debt issuance costs	(2,088)	(3,287)
Net carrying amount	$285,412	$284,213

As of December 31, 2024, the remaining contractual life of the 2026 Convertible Notes is approximately 1.7 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	December 31,
	2024	2023
Contractual interest expense	$4,319	$4,305
Amortization of debt issuance costs	1,198	1,171
Total	$5,517	$5,476
Effective interest rate	1.9%	1.9%

8. Capital structure

Common stock

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold pursuant to the Sales Agreement during the years ended December 31, 2024, 2023, and 2022. The remaining shares of the Company’s common

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2024.

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

As of December 31, 2024, the Company’s number of authorized shares of common stock was 250,000,000.

9. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.  Potentially dilutive securities were excluded from the diluted calculation because their effect would be anti-dilutive.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Year ended December 31,
	2024		2023		2022
Numerator
Net loss	$(363,295)		$(626,604)		$(559,017)
Denominator
Denominator for basic and diluted net loss per share	76,845,055		74,838,392		71,728,634
Net loss per share:
Basic and diluted	$(4.73)	*	$(8.37)	*	$(7.79)	*
*	For the years ended December 31, 2024, 2023, and 2022, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of December 31,
	2024	2023	2022
Stock Options	403,884	900,026	1,107,490
Unvested restricted stock units	773,462	779,188	402,230
Total	1,177,346	1,679,214	1,509,720

10. Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of December 31, 2024, awards for 6,893,006 shares of common stock were available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, initially up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

inducement grant exception as a material component of the Company’s new hires’ employment compensation. In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Inventive Plan. As of December 31, 2024, awards for 1,923,916 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2024, the Company issued options to purchase an aggregate of 61,720 shares of common stock to certain new hire employees at a weighted-average exercise price of $36.62 per share under the 2020 Inducement Stock Incentive Plan. Additionally, during the year ended December 31, 2024, the Company issued 84,985 restricted stock units under the 2020 Inducement Stock Incentive Plan. An aggregate of 532,930 options and 12,977 restricted stock units previously granted as inducement awards were forfeited during the year ended December 31, 2024 in connection with employee separations from the Company.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2021	10,772,582	$43.66
Granted	1,685,435	$38.55
Exercised	(496,863)	$29.45
Forfeited	(458,737)	$48.75
Outstanding at December 31, 2022	11,502,417	$43.33
Granted	1,117,284	$40.19
Exercised	(822,482)	$29.25
Forfeited	(2,196,820)	$45.85
Outstanding at December 31, 2023	9,600,399	$43.59
Granted	970,875	$26.73
Exercised	(824,813)	$34.63
Forfeited/Cancelled	(1,263,972)	$45.20
Outstanding at December 31, 2024	8,482,489	$42.29	5.54	years	$63,739
Expected to vest at December 31, 2024	1,500,910	$34.48	8.37	years	$18,009
Exercisable at December 31, 2024	6,844,675	$44.22	4.85	years	$43,849

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The fair values of grants made in the years ended December 31, 2024, 2023 and 2022 were contemporaneously estimated on the date of grant using the following assumptions:

	2024	2023	2022
Risk-free interest rate	3.51% - 4.66%	3.54% - 4.69%	1.55% - 4.57%
Expected volatility	53% - 55%	53% - 56%	54% - 74%
Expected term	5.5 years	5.5 years	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $14.04, $21.27, and $23.54 per share, respectively.

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

The following table summarizes information on the Company’s restricted stock units:

	Restricted Stock Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2023	2,866,270	$41.82
Granted	1,897,100	26.29
Vested	(963,543)	43.67
Forfeited	(272,252)	36.29
Unvested at December 31, 2024	3,527,575	$33.39

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if challenging performance goals relating to development and regulatory milestones are achieved over an approximately two year performance period. In December 2024, the Company granted 25,000 performance-based restricted stock units to Dr. Matthew Klein, which will vest only if challenging performance goals relating to development, regulatory, or commercial goals are achieved over an approximately five year performance period and granted an additional 31,250 PSUs, which will vest only if challenging performance goals relating to stock price goals are achieved over an approximately five year performance period. As of December 31, 2024, the achievements of the performance goals have not yet been deemed probable and therefore no expense has been recognized to date.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the “Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2024, the Company recorded $2.2 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2024	2023	2022
Research and development	$36,629	$52,941	$55,869
Selling, general and administrative	37,986	48,695	54,464
Total	$74,615	$101,636	$110,333

As of December 31, 2024, there was approximately $99.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.3 years.

11. Other comprehensive (loss) income and accumulated other comprehensive items

Other comprehensive (loss) income includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities.

The following table summarizes other comprehensive (loss) income and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2024, 2023, and 2022, respectively.

	Unrealized		Total
	(Losses) Gains		Accumulated
	On	Foreign	Other
	Marketable	Currency	Comprehensive
	Securities, net of tax	Translation	Items
Balance at December 31, 2021	$(602)	$(23,680)	$(24,282)
Other comprehensive income before reclassifications	4,072	28,970	33,042
Amounts reclassified from other comprehensive items	(3,964)	—	(3,964)
Other comprehensive income	108	28,970	29,078
Balance at December 31, 2022	$(494)	$5,290	$4,796
Other comprehensive income (loss) before reclassifications	1,135	(6,901)	(5,766)
Amounts reclassified from other comprehensive items	(315)	—	(315)
Other comprehensive income (loss)	820	(6,901)	(6,081)
Balance at December 31, 2023	$326	$(1,611)	$(1,285)
Other comprehensive loss before reclassifications	(3,492)	(24,544)	(28,036)
Amounts reclassified from other comprehensive items	3,435	—	3,435
Other comprehensive loss	(57)	(24,544)	(24,601)
Balance at December 31, 2024	$269	$(26,155)	$(25,886)

Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

12. Revenue recognition

Net product sales

During the years ended December 31, 2024, 2023 and 2022, net product sales in the United States were $207.2 million, $255.1 million, and $218.3 million, respectively, consisting solely of sales of Emflaza, and net product sales outside of the United States were $393.8 million, $406.1 million, and $316.9 million respectively, consisting of sales of Translarna, Tegsedi, Waylivra, and Upstaza. Translarna net product revenues made up $339.9 million, $355.8 million, and $288.6 million of the net product sales outside the United States for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, three countries, the United States, Russia, and Brazil, accounted for at least 10% of the Company’s net product sales, representing $207.2 million, $105.4 million, and $72.1 million of the net product sales, respectively. During the years ended December 31, 2023, and 2022, two countries, the United States and Russia, accounted for at least 10% of the Company’s net product sales, representing $255.1 million and $86.0 million, and $218.3 million and $59.7 million of the net product sales, respectively. For the years ended December 31, 2024, 2023 and 2022, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of December 31, 2024 and 2023, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

For the year ended December 31, 2024, collaboration revenue related to the SMA License Agreement with Roche was immaterial. For the years ended December 31, 2023 and 2022, the Company recognized collaboration revenue related to the SMA License Agreement with Roche of $100.0 million, and $50.1 million, respectively. The below summarizes the milestone achievements associated with the Company’s SMA program during the years ended December 31, 2024, 2023 and 2022.

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. In September 2022, the Company recognized a sales milestone of $50.0 million for the achievement of $750.0 million in worldwide annual net sales from Evrysdi. For the year ended December 31, 2023, the Company recognized a sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide annual net sales from Evrysdi, which was recorded on the balance sheet within prepaid expenses and other current assets as of December 31, 2023. The remaining potential sales milestones as of December 31, 2024 is $150.0 million upon achievement of certain sales events. As of December 31, 2024, the Company does not have any remaining research and development milestones that can be received.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the years ended December 31, 2024, 2023 and 2022 the Company has recognized $203.9 million, $168.9 million, and $113.5 million of royalty revenue related to Evrysdi, respectively.

Manufacturing Revenue

For the years ended December 31, 2024 and 2023, the Company recognized $1.7 million and $7.7 million of manufacturing revenue, respectively, related to the production of DNA and AAV vectors for gene therapy applications for external customers. No manufacturing revenue was recognized for the year ended December 31, 2022.  The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the years ended 2024, 2023, and 2022.

As of December 31, 2024, the Company does not have a contract liabilities balance related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. As of December 31, 2023, the Company had a contract liabilities balance of $0.8 million related to the production of plasmid DNA and AAV vectors for external customers, which is recorded within deferred revenue on the consolidated balance sheet. For the year ended December 31, 2024, the Company recognized $0.8 million related to the amounts included in the contract liability balance at the beginning of the period.

As of December 31, 2024, the Company has no contract assets related to plasmid DNA and AAV production for external customers. As of December 31, 2023, the Company had contract assets of $0.2 million related to plasmid DNA and AAV production for external customers, which was recorded within prepaid expenses and other current assets on the consolidated balance sheet.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward.

Remaining performance obligations

There are no remaining performance obligations as of December 31, 2024. The Company’s remaining performance obligations of $0.8 million as of December 31, 2023 were fully recognized during the year ended December 31, 2024.

13. Income taxes

The loss from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Domestic	$(598,807)	$(784,744)	$(591,126)
Foreign	235,688	88,634	3,639
Total	$(363,119)	$(696,110)	$(587,487)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The Income Tax Provision consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Current:
U.S. Federal	$(26,798)	$—	$—
U.S. State and Local	(19,419)	27,226	(4,224)
Foreign	(8,896)	(4,003)	(1,582)
Deferred:
U.S. Federal	49,511	36,408	23,689
U.S. State and Local	6,397	10,521	10,587
Foreign	(971)	(646)	—
Total tax (expense) benefit	$(176)	$69,506	$28,470

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023	2022
Federal income tax provision at statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	(1.57)	0.32	3.07
Permanent differences	11.79	(1.43)	(1.83)
Research and development	5.07	4.59	5.89
Change in valuation allowances	(27.99)	(16.86)	(23.36)
Change in deferred tax assets	—	—	(0.10)
Foreign tax rate differential	9.14	0.05	(0.17)
Tax rate change	(11.69)	(1.26)	0.34
Release (accrual) of uncertain tax positions	(5.90)	3.71	—
Other	0.13	(0.12)	—
Effective income tax rate	(0.02)%	10.00%	4.84%

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

	December 31,
	2024	2023
Assets:
Noncurrent deferred income taxes	$—	$—
Liabilities:
Noncurrent deferred income taxes	—	(55,905)
Deferred income taxes - net	$—	$(55,905)

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Accrued expense	$8,744	$25,400
Amortization	102,308	137,808
Federal tax credits	146,515	205,485
State tax credits	9,822	9,817
Federal net operating losses	—	60,270
State net operating losses	13,319	18,680
Foreign net operating losses	3,265	4,052
Capitalized research and development costs	157,234	149,683
Share based compensation and other	24,219	30,757
Liability for sale of future royalties	394,132	190,659
Noncash interest expense	10,413	9,410
Other comprehensive loss	(647)	(728)
Total gross deferred tax assets	869,324	841,293
Less valuation allowance	(857,584)	(833,810)
Total deferred tax assets, net of valuation allowance	$11,740	$7,483
Deferred tax liabilities:
Depreciation	$(11,740)	$(7,483)
Indefinite lived intangible	—	(55,905)
Total gross deferred tax liabilities	(11,740)	(63,388)
Net deferred tax assets (liabilities)	$—	$(55,905)

For the year ended December 31, 2024, the Company generated taxable income in the U.S. of $810.3 million. The Company has recorded a federal income tax provision expense of $26.8 million and a state income tax expense of $19.4 million which are driven by the recognition of previously deferred revenue from the A&R Royalty Purchase Agreement.

At December 31, 2024 and 2023, the Company recorded a valuation allowance against its net deferred tax assets of $857.6 million and $833.8 million, respectively. The change in the valuation allowance during the years ended December 31, 2024 and 2023 was $23.8 million and $161.6 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2024, the Company had $204.9 million, and $9.8 million of state and foreign net operating loss carryforwards, respectively. Further, the Company expects to utilize all federal net operating loss carryforwards in the 2024 tax year.

The Company recorded a deferred tax liability in conjunction with the Agilis Merger of $122.0 million in 2018, related to the tax basis difference in the IPRD indefinite-lived intangibles acquired. The Company’s policy is to record a deferred tax liability related to acquired IPR&D which may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful. In July 2022, the Company received EMEA approval for a portion of the IPR&D assets, and thus, began the amortization of the intangible. In May 2023, the Company announced the discontinuation of its preclinical and early research programs in gene therapy as part of a strategic portfolio prioritization. In conjunction with the announcement, the Company recorded an impairment to its indefinite-lived intangible for IP research and development relating to the FA and Angelman syndrome

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

gene therapy assets. In November 2024, the Company was granted U.S. FDA approval and received (and subsequently sold) an associated Priority Review Voucher for a portion of the IPR&D assets. Additionally, in the fourth quarter of 2024, the Company recorded an impairment to the remainder of the indefinite-lived intangible IPR&D assets. As a result of this activity, the Company no longer has an associated deferred tax liability associated with the Agilis Merger to carry forward.

As of December 31, 2024, the combined Research and Development and Orphan Drug Credit carryforward  for federal purposes is $146.5 million.

The income tax (expense) benefit for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of the IPR&D assets becoming partially amortizable in 2022, foreign taxes, the impact of temporary difference, including the updated section 174,  the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance.

Under the 2017 Tax Cuts and Jobs Act, the ability to currently deduct qualifying research and experimental costs under section 174, as well as software development costs, are eliminated for tax years beginning after December 31, 2021. Under the new rule, these costs must be capitalized and amortized over a five-year or fifteen-year period, depending on whether the research is conducted in the U.S. or abroad, respectively. The rule became effective for the Company during the 2022 tax year, and resulted in an increased current taxable income of the Company by $62.5 million for the tax year ended December 31, 2024.

The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2024, the Company recorded unrecognized tax benefits in the amount of $108.0 million including interest and penalties through 2024. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company is currently under a corporate business tax audit in New Jersey for tax years 2020 through 2022. Although the outcome of tax audits is always uncertain, the company does not expect any adjustment to result for these years as of December 31, 2024.

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

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. As of December 31, 2024, for purposes of ASC 740-10-25-3, the Company had $425.3 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

Unrecognized Tax Benefits

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2023	1,360
Increases in uncertain tax benefits	106,628
Balance at December 31, 2024	$107,988

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

The Company records penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. The Company has recorded interest related to uncertain tax positions for the year ended December 31, 2024, in the accompanying consolidated balance sheet.  Future changes in the Company’s unrecognized tax benefits will affect the Company’s annual effective tax rate.

14. Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into a collaboration agreement with the SMA Foundation. The Company was obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that was successfully developed and subsequently commercialized or, with respect to collaboration products the Company outlicensed, including Evrysdi, a specified percentage of certain payments the Company received from its licensee. The Company was not obligated to make such payments unless and until annual sales of a collaboration product exceeded a designated threshold. Since inception, the SMA Foundation has earned $52.5 million in royalty payments, all of which was paid as of December 31, 2024. The Company has reached its obligations to make such payments to the SMA Foundation of an aggregate of $52.5 million, and therefore, there are no further payment obligations due.

Pursuant to the asset purchase agreement ("Asset Purchase Agreement") between the Company and Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC) (“Marathon”), Marathon was entitled to receive contingent payments from the Company based on annual net sales of Emflaza up to a specified aggregate maximum amount over the expected commercial life of the asset. This amount was achieved during the year ended December 31, 2024, therefore no future payments will be due. In addition, Marathon received a $50.0 million sales-based milestone during the year ended December 31, 2022.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

Pursuant to the Agilis Merger Agreement with Agilis, Agilis equityholders were previously entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for FA and Angelman syndrome during specified terms, ranging from 2%-6%. The Company was required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the applicable milestones have been achieved.

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

The Rights Exchange Agreement has no effect on the Agilis Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightholders’ rights to receive $211.6 million, in the aggregate, of the milestone payments described above. As a result, all other rights and obligations under the Agilis Merger Agreement remain in effect pursuant to their terms, including the Company’s obligation to pay up to an aggregate maximum amount of $20.0 million upon the achievement of certain development milestones (representing the remaining portion of potential development milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement while excluding the remaining $2.4 million milestone payment that was due and paid upon the passing of the second anniversary of the closing of the Agilis Merger), up to an aggregate maximum amount of $361.0 million upon the achievement of certain regulatory milestones (representing the remaining portion of potential regulatory milestone payments for which rights were not canceled and forfeited pursuant to the Rights Exchange Agreement), up to a maximum aggregate amount of $150.0 million upon the achievement of certain net sales milestones and a percentage of annual net sales for FA and Angelman syndrome during specified terms, ranging from 2% to 6%, pursuant to the terms of the Agilis Merger Agreement.

In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. As a result of such approval, the Company paid the former equityholders of Agilis $50.0 million in accordance with the terms of the Agilis Merger Agreement in the year ended December 31, 2022. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included programs for FA and Angelman syndrome. As a result, the Company does not expect the milestones related to FA and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2% to 6% royalties on annual net sales related to FA and Angelman syndrome.

In March 2024, the Company submitted a BLA to the FDA for its gene therapy treatment for AADC deficiency in the United States. In May 2024, the FDA accepted the filing for the BLA and granted priority review with a target regulatory action date of November 13, 2024. As a result of the acceptance, the Company paid a $20.0 million milestone payment to former equity holders of Agilis during the year ended December 31, 2024. On November 13, 2024, the Company’s BLA for its gene therapy treatment of AADC deficiency was approved by the FDA. In connection with the approval, the Company was granted a rare disease PRV. The FDA approval and PRV triggered $11.0 million in regulatory milestones, which were recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2024. As of

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

December 31, 2024, there are no remaining regulatory milestones. As of December 31, 2024, the remaining potential sales milestones related to Upstaza/Kebilidi is $50.0 million.

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

In May 2024, the Company announced the validation and acceptance for review of an MMA for sepiapterin by the EMA for the treatment of PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $15.0 million regulatory milestone to the former Censa securityholders. In July 2024, the Company announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone to the former Censa securityholders. In September 2024, the Company announced the FDA acceptance for filing of the NDA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone to the former Censa securityholders. Together, the $65.0 million of regulatory milestones were paid

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

and recorded within research and development expense on the Company’s consolidated statements of operations for the year ended December 31, 2024.

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

15. Segment and geographic information

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly reviewed by the CODM for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Total revenues	$806,780	$937,822	$698,801
Less:
Cost of Product Sales	26,901	27,404	15,355
Program Spend	211,230	258,705	292,044
Employee Costs	251,184	334,305	298,716
Manufacturing Costs	64,120	86,641	108,032
Administrative Costs	72,420	70,531	68,001
Occupancy Costs	34,913	42,085	38,260
Milestones	65,000	30,000	—
Other segment items (a)	444,307	714,755	437,410
Segment Net Loss	$(363,295)	$(626,604)	$(559,017)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated Net Loss	$(363,295)	$(626,604)	$(559,017)

(a)	Other segment items includes cost of goods sold (“COGS”) amortization of intangible assets, COGS royalty, travel and expense, distribution costs, bad debt expense, finance costs, depreciation and amortization, contract labor costs, stock compensation expense, intangible impairment expense, change in the fair value of contingent consideration, interest expense, net, other income/expense, gain on the sale of the PRV, loss on extinguishment of debt, and income tax expense (benefit).

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2024
	United States	Non-US	Total
Total assets	$1,343,234	$361,790	$1,705,024
Fixed assets, net	$59,748	$1,222	$60,970
Revenue	$413,044	$393,736	$806,780

	Year Ended December 31, 2023
	United States	Non-US	Total
Total assets	$1,582,962	$312,736	$1,895,698
Fixed assets, net	$86,421	$668	$87,089
Revenue	$531,661	$406,161	$937,822

16. 401(k) plan

The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided an 100% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2024, 2023 and 2022, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $7.3 million, $10.9 million, and $8.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

17. Intangible assets and goodwill

Definite-lived intangibles

Definite lived intangible assets consisted of the following at December 31, 2024 and 2023:

	Ending Balance at		Reclass from	Foreign	Ending Balance at
Definite-lived	December 31,		Indefinite Lived to	currency	December 31,
intangibles assets, gross	2023	Additions	Definite Lived	translation	2024
Emflaza	$527,417	$—	$—	$—	$527,417
Waylivra	10,218	2,874	—	(695)	12,397
Tegsedi	13,322	5,936	—	(1,009)	18,249
Kebilidi	—	—	10,731	—	10,731
Upstaza	89,550	—	17,387	—	106,937
Total definite-lived intangibles, gross	$640,507	$8,810	$28,118	$(1,704)	$675,731

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	December 31,
intangibles assets, accumulated amortization	2023	Amortization	translation	2024
Emflaza	$(478,618)	$(48,799)	$—	$(527,417)
Waylivra	(3,965)	(1,602)	294	(5,273)
Tegsedi	(3,311)	(2,581)	283	(5,609)
Kebilidi	—	(112)	—	(112)
Upstaza	(10,882)	(7,644)	—	(18,526)
Total definite-lived intangibles, accumulated amortization	$(496,776)	$(60,738)	$577	$(556,937)

Total definite-lived intangibles, net				$118,794

Marathon was entitled to receive contingent payments from the Company based on annual net sales of Emflaza beginning in 2018, up to a specified aggregate maximum amount over the expected commercial life of the asset, which expired February 2024. In accordance with the guidance for an asset acquisition, the Company recorded the milestone payments when they became payable to Marathon and increased the cost basis for the Emflaza rights intangible asset. As of December 31, 2024, the Emflaza rights intangible asset was fully amortized, therefore, milestones are recorded on the consolidated statement of operations within cost of product sales, excluding amortization of acquired intangible assets from February 2024 onward.

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets, respectively. For the year ended December 31, 2024, royalty payments of $5.9 million and $2.9 million were recorded for Tegsedi and Waylivra, respectively. As of December 31, 2024, the royalties payable for Tegsedi and Waylivra were immaterial.

The Company received multiple approvals during the fourth quarter of 2024 related to PTC-AADC. In October 2024, the Company received regulatory approval for Upstaza in Brazil. In November 2024, the Company’s BLA for its gene therapy treatment of AADC deficiency was approved by the FDA, and is marketed under the brand name Kebilidi. With these approvals, $10.7 million and $17.4 million for Kebilidi and Upstaza, respectively, was reclassified from the PTC-AADC indefinite lived intangible asset to definite lived intangible assets. The Company will amortize these allocated balances of $10.7 million and $17.4 million over its expected useful life of 12 years on a straight-line basis.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized amortization expense of $60.7 million, $222.6 million, and $116.6 million respectively, related to the Emflaza rights, Waylivra, Tegsedi, and Upstaza/Kebilidi intangible assets.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

The estimated future amortization of the Emflaza rights, Waylivra, Tegsedi, and Upstaza/Kebilidi intangible assets is expected to be as follows:

As of December 31, 2024
2025	$14,374
2026	14,364
2027	14,364
2028	14,364
2029 and thereafter	61,328
Total	$118,794

The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2024 is 9.3 years.

Indefinite-lived intangibles

Indefinite lived intangible assets consisted of the following at December 31, 2024 and 2023:

	Ending Balance at		Reclass from	Priority Review		Ending Balance at
Indefinite-lived	December 31,		Indefinite Lived to	Voucher Book Value		December 31,
intangibles assets	2023	Additions	Definite Lived	Derecognized Upon Sale	Impairment	2024
PTC AADC (Upstaza and Kebilidi)	$235,766	$—	$(28,118)	$(48,100)	$(159,548)	$—
Total indefinite-lived intangibles	$235,766	$—	$(28,118)	$(48,100)	$(159,548)	$—

Total intangible assets, net						$118,794

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

The Company performed an annual test for its PTC-AADC indefinite-lived intangible asset as of October 1, 2024 and  recorded a partial impairment on the PTC-AADC indefinite lived intangible asset of $159.5 million, which is recorded as intangible asset impairment in the statement of operations. The impairment was related to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments.  To calculate the impairment amount, the Company utilized a discounted cash flow model under the income method, which primarily utilized Level 3 fair value inputs. The discount rate utilized in the discounted cash flow model was 15%, and the probability of success was 100% as the Company received regulatory approval in Brazil and the United States.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2024

(In thousands except share and per share amount)

In connection with the Company’s FDA approval of Kebilidi, the Company received a PRV. The Company sold the PRV for aggregate net proceeds of $150.0 million, excluding $2.0 million in broker fees which were recorded in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2024. The Company had previously recorded an indefinite lived intangible asset for the PRV of $48.1 million in connection with its acquisition of Agilis in 2018, which was included as part of the book balance of the Company’s PTC-AADC indefinite lived intangible asset. Accordingly, the Company derecognized the book value of the PRV and recorded a gain of $99.9 million upon the sale, which is recorded as gain on sale of priority review voucher on the consolidated statement of operations.

The Company reclassified the remaining $28.1 million from the PTC-AADC indefinite lived intangible asset to definite lived intangible assets as denoted above. As such, there is no remaining indefinite lived intangible asset balance as of December 31, 2024.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of December 31, 2024 and 2023 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2024. The Company’s single reporting unit had a negative carrying value and thus the Company determined there was no impairment of goodwill.

18. Subsequent events

In January 2025, the transaction contemplated by the Novartis Agreement closed, upon which the Company received an upfront payment of $1.0 billion. The Company may also be entitled to receive up to $1.9 billion in development, regulatory and sales milestones and tiered double-digit royalties on ex-U.S. sales. The Company will also share U.S. profits and losses, with 40% share to the Company and 60% share to Novartis. Pursuant to the Novartis Agreement, the Company will continue to conduct the ongoing Phase 2A Clinical Trial and the ongoing OLE Clinical Trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE Clinical Trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

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

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Mark Boulding (Chief Legal Officer)	Adoption (December 5, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 3, 2026 or such earlier date upon which all transactions are completed.	Up to 207,636 shares
Eric Pauwels (Chief Business Officer)	Adoption (December 13, 2024)	Rule 10b5-1 trading arrangement	Sale	Until May 30, 2025, or such earlier date upon which all transactions are completed.	Up to 110,799 shares
Neil Almstead (Chief Technical Operations Officer)	Adoption (December 10, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2026, or such earlier date upon which all transactions are completed	Up to 396,436 shares

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Conduct”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees and Audit Committee”, Corporate Governance—Insider Trading Policy” and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.   Executive Compensation

The information required by this item (other than the information required by Item 402(v) of Regulation S-K) as set forth in under the captions “Executive Compensation”, “2024 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

●	Reports of independent registered public accounting firm
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022
●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024, 2023 and 2022
●	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
●	Notes to Consolidated Financial Statements

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

Exhibit Index

Exhibit Number		Description of Exhibit
2.1

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

2.3	†

Agreement and Plan of Merger, dated July 19, 2018, by and among PTC Therapeutics, Inc., Agility Merger Sub, Inc., Agilis Biotherapeutics, Inc. and, solely in its capacity as equityholder representative, Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on July 19, 2018)

2.4	*

Asset Purchase Agreement by and between PTC Therapeutics, Inc. and BioElectron Technology Corporation, dated October 1, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2019)

2.5	*

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

10.1	+	PTC Therapeutics, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2022)

10.2	+	Form of Nonqualified Stock Option Agreement Inducement Grant Agreement—2014-2022 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.3	+

Form of Incentive Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.4	+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—2014-2022 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 2, 2015)

10.5	+

Form of Nonstatutory Stock Option Agreement under 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.6	+

Form of Restricted Stock Unit Agreement under 2013 Long Term Incentive Plan —2016-2022 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2016)

10.7	+

Form of Restricted Stock Agreement under 2013 Long Term Incentive Plan —2017-2022 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on March 16, 2017)

10.8	+

Form of Nonqualified Restricted Stock Award Agreement Inducement Grant Agreement-2018 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-229126), of the Registrant)

10.9	+

Form of Incentive Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

Exhibit Number		Description of Exhibit

10.10	+

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.11	+

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2013 Long Term Incentive Plan—Non-employee Director (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.12	+

Form of Restricted Stock Unit Agreement under Amended and Restated 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Registrant on February 21, 2023)

10.13	+

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

Amended and Restated Exclusive License and Supply Agreement, dated June 2, 2023, by and between PTC Therapeutics, Inc. and Faes Farma, S.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2024)

10.16	†

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

10.17	+	Employment Agreement, as amended, between the Registrant and Christine Utter (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2019)

10.18	†

License and Technology Transfer Agreement, dated December 23, 2015, by and among National Taiwan University, Professor Wuh-Lian(Paul) Hwu and Agilis Biotherapeutics, Inc. (formerly Agilis Biotherapeutics, LLC) (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by the Registrant on November 5, 2018)

10.19	*

License and Technology Transfer Agreement Amendment No. 2, dated December 1, 2019, by and among National Taiwan University, Professor Wu-Lian (Paul) Hwu and PTC Therapeutics GT, Inc. (incorporated by reference to Exhibit 10.42 on Form 10-K filed by the Registrant on March 2, 2020)

10.20	†

Collaboration and License Agreement, dated August 1, 2018, by and between PTC Therapeutics International Limited and Akcea Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed by the Registrant on November 5, 2018)

10.21		Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2021)

10.22	+	2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

Exhibit Number		Description of Exhibit

10.23	+

Form of Inducement Option Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.24	+

Form of Inducement Restricted Stock Agreement under the 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (File No. 333-235823), of the Registrant)

10.25	+	Amendment No. 1 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.26	+

Amendment No. 2 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-251878) of the Registrant)

10.27	+	Amendment No. 3 to 2020 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-268851), of the Registrant)

10.28	*

License Agreement dated as of February 8, 2016, as amended, by and between Shiratori Pharmaceutical Co. Ltd. and Censa Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.29	+

Amended and Restated Employment Agreement between the Registrant and Matthew Klein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 18, 2023)

10.30	+	Employment Agreement, as amended, between the Registrant and Eric Pauwels (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020)

10.31	*

Rights Exchange Agreement, by and among PTC Therapeutics, Inc., the Rightholders set forth therein, and, for the limited purposes set forth therein, Shareholder Representatives Services LLC, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 30, 2020)

10.32

At the Market Offering Sales Agreement, dated August 7, 2019, among PTC Therapeutics, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 7, 2019)

10.33	*

Lease Agreement dated May 24, 2022, between Warren CC Acquisitions, LLC and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 4, 2022)

10.34	*	First Amendment to Lease Agreement, dated December 31, 2024, between Warren CC Acquisitions, LLC and PTC Therapeutics, Inc.**

10.35

Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 4, 2022)

Exhibit Number		Description of Exhibit
10.36

Amendment, dated February 14, 2025, to Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc.**

10.37	*

Letter Agreement re: Collaboration and License Agreement, dated July 25, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on October 27, 2022)

10.38	*

Letter Agreement re: Collaboration and License Agreement, dated September 14, 2022, by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on October 27, 2022)

10.39	†

License and Collaboration Agreement, dated as of November 23, 2011, as amended, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333 188657), of the Registrant)

10.40	*

Sponsored Research Agreement, as amended dated as of June 1, 2006, by and between the Registrant and Spinal Muscular Atrophy Foundation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 27, 2023)

10.41	*

Amendment No. 5 to License Agreement dated April 28, 2023 by and between Shiratori Pharmaceutical Co. Ltd. and PTC Therapeutics MP, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2023)

10.42	+	Employment Agreement between PTC Therapeutics, Inc. and Pierre Gravier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2023)

10.43	+	Employment Agreement between PTC Therapeutics, Inc. and Lee Golden (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 25, 2024)

10.44	*

Amended and Restated Royalty Purchase Agreement, dated as of October 18, 2023, among the Registrant, Royalty Pharma Investments 2019 ICAV, and solely for the purposes of Section 5.15 thereof, Royalty Pharma plc (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2024)

10.45	*

Amendment No. 1 to Amended and Restated Royalty Purchase Agreement and First Put Option Exercise Agreement, dated June 17, 2024, by and among PTC Therapeutics, Inc., Royalty Pharma Investments 2019 ICAV, and Royalty Pharma plc (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2024)

10.46	*	Asset Purchase Agreement, dated November 26, 2024, by and between the Buyer and PTC Therapeutics, Inc.**

10.47	*	License and Collaboration Agreement, dated as of November 27, 2024, among PTC Therapeutics, Inc., PTC Therapeutics HD, Inc. and Novartis Pharmaceuticals Corporation**

19.1		Insider Trading Policy of the Registrant**

21.1		Subsidiaries of the Registrant**

23.1		Consent of Independent Registered Public Accounting Firm**

Exhibit Number	Description of Exhibit
24.1	Power of attorney (included on the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	PTC Therapeutics, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2024)

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)
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

Stockholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financial statement schedules) and a copy of any exhibit thereto (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to PTC Therapeutics, Inc., 500 Warren Corporate Center Drive, Warren, New Jersey 07059.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date:	February 27, 2025	By:	/s/ MATTHEW B. KLEIN, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2025	By:	/s/ MATTHEW B. KLEIN, M.D.
Matthew B. Klein, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	February 27, 2025	By:	/s/ PIERRE GRAVIER
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 27, 2025	By:	/s/ CHRISTINE UTTER
Christine Utter
Chief Accounting Officer
(Principal Accounting Officer)

Dated:	February 27, 2025	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler
Director

Dated:	February 27, 2025	By:	/s/ ALLAN JACOBSON
Allan Jacobson
Director

Dated:	February 27, 2025	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey

Director

Dated:	February 27, 2025	By:	/s/ EMMA REEVE
Emma Reeve
Director

Dated:	February 27, 2025	By:	/s/ MARY SMITH
Mary Smith
Director

Dated:	February 27, 2025	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell
Director

Dated:	February 27, 2025	By:	/s/ GLENN D. STEELE
Glenn D. Steele
Director

Dated:	February 27, 2025	By:	/s/ ALETHIA YOUNG
Alethia Young
Director

Dated:	February 27, 2025	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis
Director