Form 10-Q
period 2025-06-30
PTC THERAPEUTICS, INC.
filed 2025-08-07
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, there were 79,438,094 shares of Common Stock, $0.001 par value per share, outstanding.

PTC Therapeutics, Inc.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “aim,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the outcome of pricing, coverage and reimbursement negotiations with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to Sephience for the treatment of phenylketonuria, including timing of commercialization and of any regulatory submissions and potential approvals, and the potential achievement of regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain our marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in Brazil, Russia and other regions in which Translarna has been approved;
●	the effect of the European Commission’s adoption of the Committee for Medicinal Products for Human Use’s negative opinion not to renew the conditional marketing authorization for Translarna in the European Economic Area on other regulatory bodies;
●	our ability to use the results of Study 041, a randomized, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open-label extension, and from our international drug registry study to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	whether investigators agree with our interpretation of the results of clinical trials and the totality of clinical data from our trials of Translarna;
●	expectations with respect to our license and collaboration agreement with Novartis Pharmaceuticals Corporation, or Novartis, including our right to receive any development, regulatory and sales milestones, and profit sharing and royalty payments from Novartis;
●	expectations with respect to vatiquinone for the treatment of Friedreich’s ataxia, including any regulatory submissions and potential approvals, commercialization, and the potential achievement of regulatory and sales milestones and contingent payments that we may be obligated to make;
●	expectations with respect to Upstaza/Kebilidi, including commercialization, manufacturing capabilities, and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercial status of Evrysdi and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., including the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;

●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;
●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,017,386	$779,709
Marketable securities	971,764	359,987
Trade and royalty receivables, net	196,133	158,554
Inventory, net	34,061	23,194
Prepaid expenses and other current assets	53,531	44,087
Total current assets	2,272,875	1,365,531
Fixed assets, net	57,189	60,970
Intangible assets, net	143,806	118,794
Goodwill	82,341	82,341
Operating lease ROU assets	56,162	56,685
Deposits and other assets	21,782	20,703
Total assets	$2,634,155	$1,705,024
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$338,945	$304,292
Deferred revenue	9,760	5,505
Operating lease liabilities- current	11,725	10,363
Finance lease liabilities- current	5,358	3,000
Liability for sale of future royalties- current	262,021	257,821
Total current liabilities	627,809	580,981
Long-term debt	286,013	285,412
Contingent consideration payable	—	800
Operating lease liabilities- noncurrent	71,237	74,947
Finance lease liabilities- noncurrent	13,833	15,574
Liability for sale of future royalties- noncurrent	1,833,985	1,823,955
Other long-term liabilities	7,824	21,426
Total liabilities	2,840,701	2,803,095
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 79,378,145 shares at June 30, 2025. Authorized 250,000,000 shares; issued and outstanding 77,704,188 shares at December 31, 2024.	78	77
Additional paid-in capital	2,631,180	2,574,611
Accumulated other comprehensive income (loss)	7,356	(25,886)
Accumulated deficit	(2,845,160)	(3,646,873)
Total stockholders’ deficit	(206,546)	(1,098,071)
Total liabilities and stockholders’ deficit	$2,634,155	$1,705,024

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net product revenue	$118,329	$133,220	$271,755	$310,824
Collaboration and license revenue	2,941	—	989,172	—
Royalty revenue	57,605	53,183	94,044	84,337
Manufacturing revenue	—	301	—	1,661
Total revenues	178,875	186,704	1,354,971	396,822
Operating expenses:
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	11,420	15,527	24,282	30,267
Amortization of acquired intangible assets	4,061	2,865	7,859	54,395
Research and development	112,990	132,169	221,963	248,298
Selling, general and administrative	85,262	69,500	166,223	142,772
Change in the fair value of contingent consideration	—	5,100	(800)	5,000
Tangible asset impairment and losses (gains) on transactions, net	99	1,761	176	1,761
Total operating expenses	213,832	226,922	419,703	482,493
(Loss) income from operations	(34,957)	(40,218)	935,268	(85,671)
Interest expense, net	(30,358)	(43,490)	(64,450)	(84,324)
Other expense, net	(5,737)	(2,025)	(12,042)	(434)
(Loss) income before income tax benefit (expense)	(71,052)	(85,733)	858,776	(170,429)
Income tax benefit (expense)	6,203	(13,446)	(57,063)	(20,326)
Net (loss) income attributable to common stockholders	$(64,849)	$(99,179)	$801,713	$(190,755)
Weighted-average shares outstanding:
Basic (in shares)	78,151,240	76,725,070	78,438,830	76,610,598
Diluted (in shares)	78,151,240	76,725,070	86,502,578	76,610,598
Net (loss) income per share—basic (in dollars per share)	$(0.83)	$(1.29)	$10.22	$(2.49)
Net (loss) income per share—diluted (in dollars per share)	$(0.83)	$(1.29)	$9.29	$(2.49)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(64,849)	$(99,179)	$801,713	$(190,755)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(186)	(112)	(274)	(556)
Foreign currency translation gain (loss), net of tax	21,491	(10,826)	33,516	(14,657)
Comprehensive (loss) income	$(43,544)	$(110,117)	$834,955	$(205,968)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2025	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, March 31, 2025	79,225,276	$78	$2,608,422	$(13,949)	$(2,780,311)	$(185,760)
Exercise of options	36,196	—	1,134	—	—	1,134
Restricted stock vesting and issuance, net	44,190	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	72,483	—	2,827	—	—	2,827
Share-based compensation expense	—	—	18,543	—	—	18,543
Receivable from investor	—	—	254	—	—	254
Net loss	—	—	—	—	(64,849)	(64,849)
Comprehensive income	—	—	—	21,305	—	21,305
Balance, June 30, 2025	79,378,145	$78	$2,631,180	$7,356	$(2,845,160)	$(206,546)

				Accumulated
			Additional	other		Total
Three months ended June 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, March 31, 2024	76,653,960	$76	$2,486,722	$(5,560)	$(3,375,154)	$(893,916)
Exercise of options	71,552	—	2,636	—	—	2,636
Restricted stock vesting and issuance, net	67,466	—	—	—	—	—
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	1,973	—	—	1,973
Share-based compensation expense	—	—	19,243	—	—	19,243
Net loss	—	—	—	—	(99,179)	(99,179)
Comprehensive loss	—	—	—	(10,938)	—	(10,938)
Balance, June 30, 2024	76,900,123	$76	$2,510,574	$(16,498)	$(3,474,333)	$(980,181)

				Accumulated
			Additional	other		Total
Six months ended June 30, 2025	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, December 31, 2024	77,704,188	$77	$2,574,611	$(25,886)	$(3,646,873)	$(1,098,071)
Exercise of options	467,285	—	16,885	—	—	16,885
Restricted stock vesting and issuance, net	1,134,189	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	72,483	—	2,827	—	—	2,827
Share-based compensation expense	—	—	36,603	—	—	36,603
Receivable from Investor	—	—	254	—	—	254
Net income	—	—	—	—	801,713	801,713
Comprehensive income	—	—	—	33,242	—	33,242
Balance, June 30, 2025	79,378,145	$78	$2,631,180	$7,356	$(2,845,160)	$(206,546)

				Accumulated
			Additional	other		Total
Six months ended June 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Exercise of options	181,444	—	4,747	—	—	4,747
Restricted stock vesting and issuance, net	902,645	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	1,973	—	—	1,973
Share-based compensation expense	—	—	37,621	—	—	37,621
Net loss	—	—	—	—	(190,755)	(190,755)
Comprehensive loss	—	—	—	(15,213)	—	(15,213)
Balance, June 30, 2024	76,900,123	$76	$2,510,574	$(16,498)	$(3,474,333)	$(980,181)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$801,713	$(190,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,804	62,413
Non-cash operating lease expense	3,634	4,472
Non-cash royalty revenue related to sale of future royalties	(85,099)	(73,349)
Non-cash interest expense on liability related to sale of future royalties	99,329	102,340
Change in valuation of contingent consideration	(800)	5,000
Tangible asset impairment	99	168
Loss on sale of fixed assets	77	3,772
Gain on lease terminations	—	(2,179)
Unrealized loss on ClearPoint Equity Investments	3,078	1,252
Unrealized loss on ClearPoint convertible debt security	—	1,931
Unrealized gain on marketable securities - equity investments	(1,538)	(1,111)
Deferred income taxes	—	1
Amortization of discounts on investments, net	(6,869)	(6,993)
Amortization of debt issuance costs	601	591
Share-based compensation expense	36,603	37,621
Unrealized foreign currency transaction losses (gains), net	4,939	(198)
Changes in operating assets and liabilities:
Inventory, net	(8,591)	(1,816)
Prepaid expenses and other current assets	(12,197)	99,791
Trade and royalty receivables, net	(25,891)	(31,310)
Deposits and other assets	(827)	10,062
Accounts payable and accrued expenses	6,864	(18,702)
Other liabilities	(17,320)	(2,892)
Deferred revenue	3,845	(801)
Payments on contingent consideration	(4,684)	—
Net cash provided by (used in) operating activities	$811,770	$(692)
Cash flows from investing activities
Purchases of fixed assets	$(3,041)	$(2,213)
Proceeds from sale of fixed assets	70	28,038
Purchases of marketable securities- available for sale	(847,164)	(291,734)
Purchases of marketable securities- equity investments	(17,029)	(17,406)
Sale and redemption of marketable securities- available for sale	247,151	136,650
Sale and redemption of marketable securities- equity investments	17,129	20,573
Acquisition of product rights and licenses	(3,485)	(54,763)
Net cash used in investing activities	$(606,369)	$(180,855)
Cash flows from financing activities
Proceeds from exercise of options	$16,885	$4,747
Proceeds from employee stock purchase plan	2,827	1,973
Proceeds from sale of future royalties	—	241,792
Payments on contingent consideration obligation	(6,341)	—
Payment of finance lease principal	—	(1,490)
Net cash provided by financing activities	$13,371	$247,022
Effect of exchange rate changes on cash	18,981	(7,217)
Net increase in cash and cash equivalents	237,753	58,258
Cash and cash equivalents, and restricted cash beginning of period	795,316	610,284
Cash and cash equivalents, and restricted cash end of period	$1,033,069	$668,542
Supplemental disclosure of cash information
Cash paid for interest	$2,156	$3,666
Cash paid for income taxes	39,188	6,117
Supplemental disclosure of non-cash investing and financing activity
Unrealized loss on marketable securities, net of tax	$(274)	$(556)
Right-of-use assets obtained in exchange for operating lease obligations	850	1,723
Acquisition of product rights and licenses	2,285	3,105
Fixed asset additions through tenant improvement allowance	385	16,739
Milestone payable	25,150	37,500

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2025

In thousands (except share and per share amounts unless otherwise noted)

1.        The Company

PTC Therapeutics, Inc. (the “Company” or “PTC”) is a global biopharmaceutical company dedicated to the discovery, development and commercialization of clinically differentiated medicines for children and adults living with rare disorders. PTC is advancing a robust and diversified pipeline of transformative medicines as part of its mission to provide access to best-in-class treatments for patients with unmet medical needs. PTC’s strategy is to leverage its scientific expertise and global commercial infrastructure to optimize value for its patients and other stakeholders. PTC has a diversified therapeutic portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

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

The Company previously had a marketing authorization for Translarna in the European Economic Area (“EEA”), which had been subject to annual review and renewal by the European Commission (“EC”) following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP”), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. In October 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the European Union (“EU”) can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna.

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

The Company has developed Sephience™ (sepiapterin), a product for the treatment of phenylketonuria (“PKU”), a rare inherited metabolic disease which affects the brain. On July 28, 2025, Sephience™ was approved by the FDA for the treatment of pediatric and adult patients living with PKU in the United States. On June 19, 2025, Sephience was granted marketing authorization by the EC for the treatment of children and adults living with PKU within the EEA. The Company also made a regulatory submission for Sephience for the treatment of PKU in Brazil in the third quarter of 2024, with a regulatory decision expected in the second half of 2025, and in Japan in the fourth quarter of 2024, with a regulatory decision expected in the fourth quarter of 2025.

The Company has developed Upstaza™ (eladocagene exuparvovec), a gene therapy for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In November 2024, the FDA approved the Company’s gene therapy treatment of AADC deficiency, which is marketed under the brand name Kebilidi™ in the United States.

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

In addition to the Company’s SMA program, the Company’s splicing platform also includes votoplam (PTC518), which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In June 2024, the Company announced interim results from the full Phase 2 study of votoplam. At month 12, votoplam treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, votoplam continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In December 2024, the Company held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of votoplam. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. In May 2025, the Company announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In November 2024, the Company entered into a License and Collaboration Agreement (the “Novartis Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”), relating to its votoplam HD program which included related molecules. This transaction closed in January 2025, triggering a $1.0 billion upfront cash payment to the Company. The Company continues to collaborate with Novartis on next steps for votoplam and aims to meet with FDA in the fourth quarter of 2025 to discuss Phase 3 clinical trial design and potential accelerated approval pathway.

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

As of June 30, 2025, the Company had an accumulated deficit of approximately $2,845.2 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 9), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, and Upstaza for the treatment of AADC deficiency in the EEA since 2022. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company also relies on revenues associated with the Novartis Agreement. The Company expects that cash flows from the sales of its products, royalty payments from Roche, and milestone payments from Novartis, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2024 and notes thereto included in the 2024 Form 10-K.

In the opinion of management, the unaudited financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ deficit, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit of $5.0 million in connection with an amendment and restatement of the Company’s lease in Hopewell Township, New Jersey. The letter of credit will be reduced to $3.0 million after July 1, 2025, as the Company is not in default of its lease. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit of $10.0 million in connection with obligations for the Company’s new facility lease in Warren, New Jersey. If after July 1, 2027, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be reduced to $5.0 million. If after December 31, 2028, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be further reduced to $2.5 million. Both letters of credit are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letters of credit. Restricted cash also includes a bank guarantee of $0.7 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	End of	Beginning of
	period-	period-
	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$1,017,386	$779,709
Restricted cash included in deposits and other assets	15,683	15,607
Total Cash, cash equivalents and restricted cash per consolidated statement of cash flows	$1,033,069	$795,316

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM consists of the chief executive officer, the chief financial officer, and the chief business officer. The Company views its operations and manages its business in one operating and reporting segment: life science. The life science segment is focused on the discovery, development and commercialization of the Company’s clinically differentiated medicines that provide benefits to patients with rare disorders.  The Company is managed on a consolidated basis, and accordingly, the CODM assesses performance for the life science segment based on net (loss) income, with a focus on revenues, research and development expense, and selling general, and administrative expense. Net income is reported on the income statement as consolidated net (loss) income.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company derives its revenues through its worldwide net sales of its commercial products, collaboration agreements and license agreements, and royalty revenues. Refer to Note 11 for further segment information on revenues.

The Company expects to continue to incur significant expenses as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net (loss) income is used to monitor planned versus actual results. Monitoring planned versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with the cash forecast models. Refer to Note 13 for segment information on significant segment expenses.

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three and six months ended June 30, 2025 and 2024, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	June 30, 2025	December 31, 2024
Raw materials	$2,189	$2,538
Work in progress	24,365	12,216
Finished goods	7,507	8,440
Total inventory	$34,061	$23,194

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three and six months ended June 30, 2025, the Company recorded inventory write-downs of $0.8 million and $4.3 million, respectively, primarily related to adjustments to inventory reserves and product approaching expiration. For the three months ended June 30, 2024, the inventory write-downs were immaterial. For the six months ended June 30, 2024, the Company recorded inventory write-downs of $2.6 million, primarily related to adjustments to inventory reserves and product approaching expiration.  Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product, collaboration and license sales. For the three and six months ended June 30, 2025 and 2024, these amounts were immaterial.

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

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three and six months ended June 30, 2025 and 2024, no allowance was recorded for credit losses. The allowance for doubtful accounts was $10.7 million as of June 30, 2025 and $2.3 million as of December 31, 2024. For the three and six months ended June 30, 2025, bad debt expense was $5.9 million and $7.8 million, respectively. For the three and six months ended June 30, 2024, bad debt expense was immaterial.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2025.

Since 2022, TCJA amendments to Internal Revenue Code (“IRC”) Section 174 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. This tax law change is anticipated to result in an increased current taxable income of the Company by $5.3 million for the year ending December 31, 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act which generally extends the tax provisions enacted by the TCJA that were set to expire at the end of 2025, as well as making other changes to federal tax law for multinational corporations. The Company is currently evaluating the impact of the new legislation and the impact on its financial statements.

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

Tangible asset impairment and losses (gains) on transactions, net

Tangible asset impairment and losses (gains) on transactions, net includes impairments identified on fixed assets, losses and gains on sales of fixed assets, and gains on lease terminations. For the three months ended June 30, 2025, these amounts consisted of a $0.1 million loss related to fixed asset impairments. For the six months ended June 30, 2025, these amounts consisted of a $0.1 million loss on sales of fixed assets and a $0.1 million loss related to fixed asset impairments. For the three and six months ended June 30, 2024, these amounts consisted of a $4.2 million loss related to the sale of certain assets related to gene therapy manufacturing and $0.2 million of fixed asset impairments. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.4 million gain on sales of fixed assets.

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

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of June 30, 2025, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $5.4 million and $13.8 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2024, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $15.6 million, respectively. Additionally, the Company recorded finance lease costs of $0.3 million and $0.6 million related to interest on the lease liability during the three and six months ended June 30, 2025, respectively. The Company recorded finance lease costs of $0.3 million and $0.7 million related to interest on the lease liability during the three and six months ended June 30, 2024, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.3 years to 13.9 years and certain of the leases include renewal options to extend the lease for up to 15 years. For the three months ended June 30, 2025 and 2024, rent expense was $5.2 million and $6.8 million, respectively. For the six months ended June 30, 2025 and 2024, rent expense was $10.3 million and $13.6 million, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating Lease Cost
Fixed lease cost	$3,442	$5,549	$6,814	$11,124
Variable lease cost	1,564	973	2,905	2,042
Short-term lease cost	228	228	556	442
Total operating lease cost	$5,234	$6,750	$10,275	$13,608

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease terms - operating leases (years)	11.37	11.62
Weighted-average discount rate - operating leases	7.59%	7.64%
Weighted-average remaining lease terms - finance lease (years)	7.51	8.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,539	$8,617
Financing cash flows from finance lease	—	1,490
Operating cash flows from finance lease	—	1,510

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$850	$1,723

Changes due to lease modification and termination:
Net decrease in right-of-use assets	$—	$31,763
Net decrease in operating lease liabilities	—	33,908

Future minimum lease payments under non-cancelable leases as of June 30, 2025 were as follows:

	Operating Leases	Finance Lease
2025 (excludes the six months ended June 30, 2025)	$8,692	$3,000
2026	16,785	3,000
2027	14,193	3,000
2028	7,854	3,000
2029 and thereafter	74,241	12,000
Total lease payments	121,765	24,000
Less: Imputed Interest expense	38,803	4,809
Total	$82,962	$19,191

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets on the consolidated balance sheet as of June 30, 2025 and December 31, 2024. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted. Other than the ClearPoint Equity Investments, no other items included in prepaids and other current assets on the consolidated balance sheets are fair valued.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that was convertible into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, with a maturity date five years from the purchase date. In August 2024, the outstanding principal amount of the convertible note, together with any accrued and unpaid interest thereon, was repaid in full by ClearPoint and therefore the balance at June 30, 2025 was $0. The Company determined that the convertible note represented an available for sale debt security and the Company had elected to record it at fair value under ASC 825. The Company classified its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value was based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security was determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk-free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security was included as a component of deposits and other assets on the consolidated balance sheet.

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

The tables presented below are a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the three and six months ended June 30, 2025 and June 30, 2024:

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	March 31,	Unrealized	Unrealized	Investments	Redemptions/	June 30,
	2025	Gain	Gain	Purchased	Sale	2025
Marketable securities - equity investments	$28,187	764	1,665	11,820	(8,233)	34,203
ClearPoint Equity Investments	10,637	44	—	—	—	10,681
Total Fair Value	$38,824	$808	$1,665	$11,820	$(8,233)	$44,884

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	March 31,	Unrealized	Unrealized	Investments	Redemptions/	June 30,
	2024	Gain/(Loss)	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$30,379	401	(2,864)	8,340	(19,367)	$16,889
ClearPoint Equity Investments	6,083	(1,261)	—	—	—	4,822
ClearPoint convertible debt security	12,719	(2,097)	—	—	—	10,622
Total Fair Value	$49,181	$(2,957)	$(2,864)	$8,340	$(19,367)	$32,333

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments	Redemptions/	June 30,
	2024	Gain/(Loss)	Gain	Purchased	Sale	2025
Marketable securities - equity investments	$29,034	1,538	3,731	17,029	(17,129)	34,203
ClearPoint Equity Investments	13,759	(3,078)	—	—	—	10,681
Total Fair Value	$42,793	$(1,540)	$3,731	$17,029	$(17,129)	$44,884

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments	Redemptions/	June 30,
	2023	Gain/(Loss)	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$22,634	1,111	(3,689)	17,406	(20,573)	$16,889
ClearPoint Equity Investments	6,074	(1,252)	—	—	—	4,822
ClearPoint convertible debt security	12,553	(1,931)	—	—	—	10,622
Total Fair Value	$41,261	$(2,072)	$(3,689)	$17,406	$(20,573)	$32,333

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$937,561	$—	$937,561	$—
Marketable securities - equity investments	$34,203	$34,203	$—	$—
ClearPoint Equity Investments	$10,681	$10,681	$—	$—

	December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$330,953	$—	$330,953	$—
Marketable securities - equity investments	$29,034	$29,034	$—	$—
ClearPoint Equity Investments	$13,759	$13,759	$—	$—
Contingent consideration payable- net sales milestones	$800	$—	$—	$800

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended June 30, 2025 and December 31, 2024.

The following is a summary of marketable securities accounted for as available for sale debt securities at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$177,376	$—	$(42)	$177,334
Corporate debt securities	243,808	34	(47)	243,795
Government obligations	516,382	136	(86)	516,432
Total	$937,566	$170	$(175)	$937,561

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$44,780	$—	$(1)	$44,779
Corporate debt securities	89,320	76	(75)	89,321
Government obligations	196,584	269	—	196,853
Total	$330,684	$345	$(76)	$330,953

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and six months ended June 30, 2025 and 2024, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and six months ended June 30, 2025 and 2024, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

For the three and six months ended June 30, 2025, realized gains from the sale of available for sale debt securities were immaterial. For the three and six months ended June 30, 2024, the Company did not have any realized gains or losses from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of June 30, 2025 are as follows:

	June 30, 2025
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(42)	177,334	—	—	(42)	$177,334
Corporate debt securities	$(47)	141,853	—	—	(47)	$141,853
Government obligations	$(86)	189,017	—	—	(86)	$189,017
Total	$(175)	$508,204	$—	$—	$(175)	$508,204

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2024 are as follows:

	December 31, 2024
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	29,810	—	—	(1)	$29,810
Corporate debt securities	$(75)	59,550	—	—	(75)	$59,550
Total	$(76)	$89,360	$—	$—	$(76)	$89,360

Available for sale debt securities at June 30, 2025 and December 31, 2024 mature as follows:

	June 30, 2025
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$177,334	$—
Corporate debt securities	243,795	—
Government obligations	516,432	—
Total	$937,561	$—

	December 31, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$44,779	$—
Corporate debt securities	89,321	—
Government obligations	196,853	—
Total	$330,953	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at June 30, 2025 and December 31, 2024 was $332.8 million and $321.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero. The change in fair value of the contingent consideration for the six months ended June 30, 2025 is $0.8 million and is recorded in the consolidated statement of operations. Refer to Note 10 for additional details.

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
Employee compensation, benefits, and related accruals	$38,246	$61,575
Income tax payable	39,923	4,701
Consulting and contracted research	20,671	19,909
Sales allowance	58,783	58,644
Sales rebates	95,871	101,613
Royalties	5,493	8,953
Accounts payable	26,505	17,274
Milestone payable	25,150	11,025
Other	28,303	20,598
Total	$338,945	$304,292

As of June 30, 2025, the Company does not have any accrued restructuring costs included above within employee compensation, benefits, and related accruals. As of December 31, 2024, there were $0.1 million of accrued restructuring costs included above within employee compensation, benefits, and related accruals from a reduction in workforce in the year ended December 31, 2023 in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform.

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three and six months ended June 30, 2025 and 2024. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of June 30, 2025.

7.        Net (loss) income per share

Basic and diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding.

The following tables set forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025	2024
Numerator:
Net (loss) income, basic	$(64,849)		$(99,179)		$801,713	$(190,755)
Add: Interest expense, net of tax, on the Company's 2026 Convertible Notes	—		—		2,161	—
Net (loss) income, diluted	$(64,849)		$(99,179)		803,874	(190,755)
Denominator:
Weighted-average number of shares outstanding, basic	78,151,240		76,725,070		78,438,830	76,610,598
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—		—		2,589,633	—
Common stock issuable under the Company's 2026 Convertible Notes	—		—		5,474,115	—
Weighted-average common shares outstanding, diluted	78,151,240		76,725,070		86,502,578	76,610,598
Net (loss) income per common share, basic	$(0.83)	*	$(1.29)	*	$10.22	(2.49)	*
Net (loss) income per common share, diluted	$(0.83)	*	$(1.29)	*	$9.29	$(2.49)	*

*    In the three months ended June 30, 2025, and the three and six months ended June 30, 2024, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical common share equivalents outstanding, which are not included in the above calculation, as the effect of their inclusion is anti-dilutive during each period. The anti-dilutive shares are calculated as the unweighted outstanding shares as of the reporting period end date that are antidilutive using the treasury stock method.

	As of June 30,
	2025	2024
Stock options	2,484,275	9,281,739
Unvested restricted stock units	3,818,644	3,602,845
Total	6,302,919	12,884,584

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of

Common Stock. As of June 30, 2025, awards for 5,104,352 shares of common stock are available for issuance under the Amended 2013 LTIP.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of June 30, 2025, awards for 1,851,726 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2025 through June 30, 2025, the Company issued a total of 822,470 stock options to various employees. Of those, 31,725 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2024	8,482,489	$42.29
Granted	822,470	$46.84
Exercised	(467,285)	$36.68
Forfeited/Cancelled	(531,684)	$54.13
Outstanding at June 30, 2025	8,305,990	$42.30	5.80	years	$78,400
Expected to vest at June 30, 2025	1,658,277	$38.81	8.67	years	$16,967
Exercisable at June 30, 2025	6,462,776	$43.28	4.97	years	$59,655

The fair value of grants made in the six months ended June 30, 2025 was contemporaneously estimated on the date of grant using the following assumptions:

Six months ended
June 30, 2025
Risk-free interest rate	3.93% - 4.44%
Expected volatility	55% - 56%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $25.30 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2025, through June 30, 2025, the Company issued a total of 1,576,245 restricted stock units to various employees. Of those, 67,990 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock units:

	Restricted Stock Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2024	3,527,575	$33.39
Granted	1,576,245	46.87
Vested	(1,134,189)	37.01
Forfeited	(150,987)	34.46
Unvested at June 30, 2025	3,818,644	$37.84

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if certain regulatory milestones are achieved over an approximately two year performance period. In December 2024, the Company granted 25,000 PSUs to Dr. Matthew Klein, which will vest only if challenging performance goals relating to development, regulatory, or commercial goals are achieved over an approximately five year performance period. As of June 30, 2025, the achievements of the performance goals have not yet been deemed probable and therefore no expense has been recognized to date. An additional 31,250 PSUs with market conditions were granted in December 2024. The expense related to the PSUs with market conditions was $0.3 million for the three and six months ended June 30, 2025.

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, the “ESPP” or the "Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.0 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock units and the ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$9,030	$9,428	$17,693	$18,395
Selling, general and administrative	9,513	9,815	18,910	19,226
Total	$18,543	$19,243	$36,603	$37,621

As of June 30, 2025, there was approximately $153.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.8 years.

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the six months ended June 30, 2025:

Six Months Ended June 30,
Liability for sale of future royalties- (current and noncurrent)	2025
Beginning balance as of December 31, 2024	$2,081,776
Less: Non-cash royalty revenue payable to Royalty Pharma	(85,099)
Plus: Non-cash interest expense recognized	99,329
Ending balance	$2,096,006
Effective interest rate as of June 30, 2025	9.3%

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

The 2026 Convertible Notes are governed by an indenture (the “2026 Convertible Notes Indenture") with U.S. Bank National Association as trustee (the "2026 Convertible Notes Trustee").

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

The 2026 Convertible Notes consist of the following:

	June 30, 2025	December 31, 2024
Principal	$287,500	$287,500
Less: Debt issuance costs	(1,487)	(2,088)
Net carrying amount	$286,013	$285,412

As of June 30, 2025, the remaining contractual life of the 2026 Convertible Notes is approximately 1.2 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,067	$1,066	$2,135	$2,142
Amortization of debt issuance costs	301	295	601	591
Total	$1,368	$1,361	$2,736	$2,733
Effective interest rate	1.9%	1.9%	1.9%	1.9%

10.        Commitments and contingencies

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products.

Pursuant to the Agreement and Plan of Merger (the “Agilis Merger Agreement”), dated as of July 19, 2018 by and among the Company, Agilis Biotherapeutics, Inc. (“Agilis”) and Agility Merger Sub, Inc. (such merger pursuant thereto, the “Agilis Merger”), Agilis equityholders were previously entitled to receive contingent consideration payments from the Company based on (i) the achievement of certain development milestones up to an aggregate maximum amount of $60.0 million, (ii) the achievement of certain regulatory approval milestones together with a milestone payment following the receipt of a priority review voucher up to an aggregate maximum amount of $535.0 million, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $150.0 million, and (iv) a percentage of annual net sales for FA and Angelman syndrome during specified terms, ranging from 2%-6%. The Company was required to pay $40.0 million of the development milestone payments upon the passing of the second anniversary of the closing of the Agilis Merger, regardless of whether the applicable milestones have been achieved.

As of June 30, 2025, all of the milestones have either been paid or settled, with the exception of the regulatory milestones and net sales milestones related to FA and Angelman syndrome and the net sales milestones related to Upstaza/Kebilidi. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included FA and Angelman syndrome. As a result, the Company does not expect the milestones related to FA and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2%–6% royalties on annual net sales related to FA and Angelman syndrome. As of June 30, 2025, the remaining potential sales milestones related to Upstaza/Kebilidi is $50.0 million, however the Company has determined that the probability of triggering these milestones is remote.

On October 25, 2019, the Company completed the acquisition of substantially all of the assets of BioElectron Technology Corporation (“BioElectron”), a Delaware corporation, including certain compounds that the Company has begun to develop as part of its inflammation and ferroptosis platform, pursuant to an asset purchase agreement by and between the Company and BioElectron, dated October 1, 2019 (the “BioElectron Asset Purchase Agreement”). BioElectron was a private company with a pipeline focused on inflammatory CNS disorders. The lead program, vatiquinone, is in late stage development for FA with substantial unmet need and significant commercial opportunity that are complementary to PTC’s existing pipeline.

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

In June 2025, Sephience™ (sepiapterin) was granted marketing authorization by the EC for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone to the former Censa securityholders, which was recorded in accounts payable and accrued expenses on the Company's consolidated balance sheet as of June 30, 2025. As of June 30, 2025, $95.0 million of the $217.5 million in development and regulatory milestones have been paid to the former Censa securityholders.

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

11.        Revenue recognition

Net product sales

The Company views its operations and manages its business in one operating segment: life science.

During the three and six months ended June 30, 2025 and 2024, net product revenues consisted of the following:

	Three Months Ended June 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$59,470	$59,470	$—	$70,350	$70,350
Emflaza	36,353	—	36,353	47,296	—	47,296
Upstaza/Kebilidi	—	11,889	11,889	—	1,589	1,589
All other products	—	10,617	10,617	—	13,985	13,985
Total net product revenue	$36,353	$81,976	$118,329	$47,296	$85,924	$133,220

	Six Months Ended June 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$145,624	$145,624	$—	$173,934	$173,934
Emflaza	84,142	—	84,142	104,777	—	104,777
All other products	—	41,989	41,989	—	32,113	32,113
Total net product revenue	$84,142	$187,613	$271,755	$104,777	$206,047	$310,824

Disaggregated net product revenues by country for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$36,353	$47,296	$84,142	$104,777
Russia	18,124	2,146	56,638	54,751
Brazil	40,951	30,375	50,456	39,085
All other countries	22,901	53,403	80,519	112,211
Total net product revenue	$118,329	$133,220	$271,755	$310,824

For the three months ended June 30, 2025, three of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the three months ended June 30, 2024, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the six months ended June 30, 2025 and 2024, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of June 30, 2025 and December 31, 2024, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of June 30, 2025, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $150.0 million.

For the three and six months ended June 30, 2025, collaboration revenue related to the SMA License Agreement with Roche was immaterial. For the three and six months ended June 30, 2024, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and six months ended June 30, 2025, the Company has recognized $57.6 million and $94.0 million of royalty revenue, respectively, related to Evrysdi. For the three and six months ended June 30, 2024, the Company has recognized $53.2 million and $84.3 million of royalty revenue, respectively, related to Evrysdi.

In November 2024, the Company entered into the Novartis Agreement with Novartis related to the Company’s votoplam HD program. The transaction contemplated by the Novartis Agreement closed in January 2025. Under the Novartis Agreement, and upon the closing of the transaction, the Company received an upfront nonrefundable payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

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

Pursuant to the Novartis Agreement, the Company was required to transfer the applicable licenses and related manufacturing and other know how to Novartis and to complete the ongoing Phase 2A clinical trial and continue the ongoing open label extension (“OLE”) clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Therefore, the Company determined that there were three material and distinct performance obligations: the transfer of the licenses and know-how, completion of the Phase 2A clinical trial, and continuing the OLE clinical trial until transitioned to Novartis. As of June 30, 2025, the first two performance obligations were considered to be substantially complete. The OLE clinical trial is still ongoing and is expected to be fully transitioned to Novartis by the end of 2025.

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

During the three and six months ended June 30, 2025, the Company recognized $2.9 million and $992.7 million, respectively, in license revenues related to performance obligations for Novartis already completed. The remaining $7.3 million is recorded as deferred revenue on the consolidated balance sheet as of June 30, 2025 and will be recognized over time as the work related to the OLE clinical trial is performed. Collaboration and license revenue during the six months ended June 30, 2025 was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam.

Manufacturing Revenue

For the three and six months ended June 30, 2025, the Company did not recognize any revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $1.7 million of manufacturing revenue, respectively, related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, the Company does not have a contract liabilities balance or contract assets related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at June 30, 2025 and December 31, 2024:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	June 30,
intangible assets, gross	2024	Additions	translation	2025
Waylivra	12,397	3,293	1,705	17,395
Tegsedi	18,249	2,021	2,361	22,631
Kebilidi	10,731	—	—	10,731
Upstaza	106,937	—	—	106,937
Sephience	—	25,000	—	25,000
Total definite-lived intangibles, gross	$148,314	$30,314	$4,066	$182,694

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	June 30,
intangible assets, accumulated amortization	2024	Amortization	translation	2025
Waylivra	(5,273)	(1,187)	(720)	(7,180)
Tegsedi	(5,609)	(1,735)	(789)	(8,133)
Kebilidi	(112)	(447)	—	(559)
Upstaza	(18,526)	(4,456)	—	(22,982)
Sephience	—	(34)	—	(34)
Total definite-lived intangibles, accumulated amortization	$(29,520)	$(7,859)	$(1,509)	$(38,888)

Total definite-lived intangibles, net				$143,806

Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the six months ended June 30, 2025, royalty payments of $2.0 million and $3.3 million were recorded for Tegsedi and Waylivra, respectively. As of June 30, 2025, a royalty payable of $0.9 million and $1.4 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

Pursuant to the Censa Merger Agreement, in June 2025, a $25.0 million milestone from the Company to the former Censa securityholders was triggered when the EC granted marketing authorization to Sephience for the treatment of children and adults living with PKU. The milestone was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. As of June 30, 2025, the $25.0 million milestone was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

The former Censa securityholders may also be entitled to receive other contingent payments subject to certain terms set forth in the Censa Merger Agreement related to sales of Sephience. In accordance with the guidance for an asset acquisition, the Company will record such payments when they become payable to the former Censa securityholders and increase the cost basis for the Sephience intangible asset.

For the three months ended June 30, 2025 and 2024, the Company recognized amortization expense of $4.1 million and $2.9 million, respectively, related to the Upstaza/Kebilidi, Sephience, Waylivra, and Tegsedi intangible assets. For the six months ended June 30, 2025 and 2024, the Company recognized amortization expense of $7.9 million and $54.4 million, respectively, related to the Emflaza rights, Upstaza/Kebilidi, Sephience, Waylivra, and Tegsedi intangible assets. The estimated future amortization of the Upstaza/Kebilidi, Sephience, Waylivra, and Tegsedi intangible assets is expected to be as follows:

As of June 30, 2025
2025	$9,382
2026	18,751
2027	18,751
2028	18,751
2029 and thereafter	78,171
Total	$143,806

The weighted average remaining amortization period of the definite-lived intangibles as of June 30, 2025 is 8.8 years.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of June 30, 2025, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of June 30, 2025 is $82.3 million.

13.        Segment information

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenues	$178,875	$186,704	$1,354,971	$396,822
Less:
Cost of product, collaboration and license sales	8,093	4,477	15,800	9,671
Program spend	49,705	52,959	97,863	101,323
Employee costs	65,593	59,558	133,292	123,555
Manufacturing costs	19,519	12,325	34,470	30,406
Administrative costs	17,896	18,623	36,310	35,495
Occupancy costs	6,643	9,588	13,825	19,481
Milestones	—	15,000	—	15,000
Other segment items (a)	76,275	113,353	221,698	252,646
Segment net (loss) income	$(64,849)	$(99,179)	$801,713	$(190,755)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(64,849)	$(99,179)	$801,713	$(190,755)

(a)	Other segment items includes the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$(20,991)	$(10,494)	$(38,236)	$(21,434)
Interest expense	51,349	53,984	102,686	105,758
Income tax (benefit) expense	(6,203)	13,446	57,063	20,326
Depreciation	3,573	4,155	7,031	8,021
Amortization	4,061	2,865	7,859	54,395
All other (b)	44,486	49,397	85,295	85,580
Total other segment items	$76,275	$113,353	$221,698	$252,646

(b)	All other includes cost of goods sold, royalty, travel and expense, distribution costs, bad debt expense, finance costs, contract labor costs, stock compensation expense, change in the fair value of contingent consideration, and other expense.

14.        Subsequent events

Sephience FDA Approval

On July 28, 2025, Sephience™ was approved by the FDA for the treatment of pediatric and adult patients living with PKU in the United States. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million regulatory milestone to the former Censa securityholders. The $32.5 million regulatory milestone will be recorded as an intangible asset and amortized to cost of product sales over its expected useful life on a straight-line basis.

Censa Rights Satisfaction Agreement

On August 5, 2025, the Company, certain of the former securityholders of Censa, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, a Colorado limited liability company, entered into a Rights Satisfaction Agreement (“the Rights Satisfaction Agreement”) pursuant to which such former securityholders of Censa (the “Participating Rightsholders”) agreed to the cancellation and forfeiture of their rights to receive certain payments based on worldwide annual net sales by the Company of products containing sepiapterin (“Net Sales of Product”) under the Censa Merger Agreement, in exchange for the consideration set forth in the Rights Satisfaction Agreement and further detailed below.

Pursuant to the terms of the Rights Satisfaction Agreement, the Participating Rightsholders have canceled and forfeited their rights under the Censa Merger Agreement to receive a percentage of annual net sales during the applicable payment term equal to (i) 8% of annual Net Sales of Product for that portion of annual Net Sales of Product less than or equal to $250.0 million, (ii) 10% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $250.0 million but less than $500.0 million and (iii) 12% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $500.0 million (collectively, the “Net Sales Payments”).

In consideration of the foregoing, the Company agreed to pay to the Participating Rightsholders an aggregate amount in cash up to $250.0 million (the “Upfront Consideration”) upon the consummation of the transactions contemplated by the Rights Satisfaction Agreement (the “Closing”) and potential milestone payments (each an “Additional Milestone Payment”) of up to $100.0 million each (or up to $500.0 million in the aggregate) based on the achievement of specified Net Sales Thresholds (as defined in the Censa Merger Agreement). The amount of the Upfront Consideration and the Additional Milestone Payments was subject to adjustment in the Rights Satisfaction Agreement based on the number of Participating Rightsholders.

At the Closing, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, the Company paid an aggregate amount of Upfront Consideration in cash of approximately $225.0 million. Additionally, the Company is obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If, after the Closing, any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, the Company will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement. The Upfront Consideration and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement will be recorded as an intangible asset and amortized to cost of product sales over their expected useful lives on a straight-line basis.

The Rights Satisfaction Agreement has no effect on the Censa Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightsholders’ rights to receive the Net Sales Payments described above. As a result, all other rights and obligations under the Censa Merger Agreement remain in effect pursuant to their terms, including, without limitation, the Company's obligation to pay certain contingent payments upon the achievement of certain development and Net Sales of Product milestones.

The Rights Satisfaction Agreement contains customary representations, warranties and covenants of the Company and the Participating Rightsholders and provided for a simultaneous signing and closing.

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

Our Company

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of clinically differentiated medicines for children and adults living with rare disorders. We are advancing a robust and diversified pipeline of transformative medicines as part of our mission to provide access to best-in-class treatments for patients with unmet medical needs. Our strategy is to leverage our scientific expertise and global commercial infrastructure to optimize value for our patients and other stakeholders. We have a diversified therapeutic portfolio pipeline that includes several commercial products and product candidates in various stages of development, including clinical, pre-clinical and research and discovery stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism.

Corporate Updates

Sephience™ (sepiapterin)

Sephience (sepiapterin) is a product for the treatment of phenylketonuria, or PKU, a rare inherited metabolic disease which affects the brain. On July 28, 2025, Sephience was approved by the FDA for the treatment of pediatric and adult patients living with PKU in the United States. On June 19, 2025, Sephience was granted marketing authorization by the EC for the treatment of children and adults living with PKU within the EEA. We also made a regulatory submission for Sephience for the treatment of PKU in Brazil in the third quarter of 2024, with a regulatory decision expected in the second half of 2025, and in Japan in the fourth quarter of 2024, with a regulatory decision expected in the fourth quarter of 2025.

Censa Rights Satisfaction Agreement

On August 5, 2025, we, certain of the former securityholders of Censa, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, a Colorado limited liability company, entered into a Rights Satisfaction Agreement, or the Rights Satisfaction Agreement, pursuant to which such former securityholders of Censa, or the Participating Rightsholders, agreed to the cancellation and forfeiture of their rights to receive certain payments based on worldwide annual net sales by us of products containing sepiapterin, or Net Sales of Product, under the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, in exchange for the consideration set forth in the Rights Satisfaction Agreement and further detailed below.

Pursuant to the terms of the Rights Satisfaction Agreement, the Participating Rightsholders have canceled and forfeited their rights under the Censa Merger Agreement to receive a percentage of annual net sales during the applicable payment term equal to (i) 8% of annual Net Sales of Product for that portion of annual Net Sales of Product less than or equal to $250.0 million, (ii) 10% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than

$250.0 million but less than $500.0 million and (iii) 12% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $500.0 million, which we refer to collectively as the Net Sales Payments.

In consideration of the foregoing, we agreed to pay to the Participating Rightsholders an aggregate amount in cash up to $250.0 million, or the Upfront Consideration, upon the consummation of the transactions contemplated by the Rights Satisfaction Agreement, or the Closing, and potential milestone payments, each, an Additional Milestone Payment, of up to $100.0 million each (or up to $500.0 million in the aggregate) based on the achievement of specified Net Sales Thresholds (as defined in the Censa Merger Agreement). The amount of the Upfront Consideration and the Additional Milestone Payments was subject to adjustment in the Rights Satisfaction Agreement based on the number of Participating Rightsholders.

At the Closing, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, we paid an aggregate amount of Upfront Consideration in cash of approximately $225.0 million. Additionally, we are obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If, after the Closing, any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, we will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement.

In addition to the Additional Milestone Payments, and pursuant to the terms of the Censa Merger Agreement, we will make payments of $30.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product (as defined in the Censa Merger Agreement) exceed $250.0 million, $50.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product exceed $500.0 million, and $80.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product exceed $1.0 billion.

The Rights Satisfaction Agreement has no effect on the Censa Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightsholders’ rights to receive the Net Sales Payments described above. As a result, all other rights and obligations under the Censa Merger Agreement remain in effect pursuant to their terms, including, without limitation, our obligation to pay certain contingent payments upon the achievement of certain development and Net Sales of Product milestones.

The Rights Satisfaction Agreement contains customary representations, warranties and covenants of us and the Participating Rightsholders and provided for a simultaneous signing and closing.

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life-threatening disorder. Translarna has marketing authorization in Russia for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the quarter ended June 30, 2025, we recognized $59.5 million in net sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories.

Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended June 30, 2025, we recognized $36.4 million in net sales of Emflaza.

We previously had a marketing authorization for Translarna in the European Economic Area, or EEA, which had been subject to annual review and renewal by the European Commission, or EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. In October 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the European Union, or EU, can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA.

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

Upstaza™ (eladocagene exuparvovec) / Kebilidi™ (eladocagene exuparvovec-tneq)

Upstaza/Kebilidi is a gene therapy for the treatment of Aromatic L Amino Acid Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In November 2024, the FDA granted accelerated approval of our gene therapy for the treatment of children and adults with AADC deficiency, which is marketed with the brand name Kebilidi in the United States.

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

Diversified Development Pipeline

Splicing Platform

In addition to our SMA program, our splicing platform also includes votoplam (PTC518), which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of votoplam in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that votoplam efficiently crosses blood brain barrier at significant levels and that votoplam was well tolerated.  We initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consists of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In June 2024, we announced interim results from the full Phase 2 study of votoplam. At month 12, votoplam treatment demonstrated durable dose-dependent lowering of mHTT protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, votoplam continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In December 2024, we held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of votoplam. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. In May 2025, we announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In November 2024, we entered into the License and Collaboration Agreement, or the Novartis Agreement, with Novartis Pharmaceuticals Corporation, or Novartis, relating to our votoplam program. This transaction closed in January 2025. Pursuant to the Novartis Agreement, we are responsible for completing the ongoing Phase 2A clinical trial and continuing the ongoing open label extension, or OLE, clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. We continue to collaborate with Novartis on next steps and aim to meet with FDA in the fourth quarter of 2025 to discuss Phase 3 clinical trial design and potential accelerated approval pathway.

Inflammation and Ferroptosis Platform

Our inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS diseases. The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s Ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA and granted priority review with a target regulatory action date of August 19, 2025.

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

In November 2024, we entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we are responsible for completing the ongoing Phase 2A clinical trial and continuing the ongoing OLE clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2025, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of June 30, 2025.

As of June 30, 2025, we had an accumulated deficit of $2,845.2 million. We had a net income of $801.7 million and a net loss of $190.8 million for the six months ended June 30, 2025 and 2024, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories in which we do not currently have marketing authorization. We have submitted an NDA to the FDA for vatiquinione for the treatment of FA in the fourth quarter of 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

We expect to make payments to the former Censa Pharmaceuticals, Inc., or Censa, securityholders of $25.0 million in the aggregate in cash for the marketing authorization granted by the EC for Sephience for the treatment of children and adults living with PKU in the EEA, and $32.5 million in the aggregate in cash for the approval by the FDA of Sephience for the treatment of pediatric and adult patients living with PKU in the United States, pursuant to the Censa Merger Agreement.

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

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2024 Annual Report. There were no material changes to these obligations and commitments during the period ended June 30, 2025. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

During the three and six months ended June 30, 2025 and 2024, net product revenues consisted of the following:

	Three Months Ended June 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$59,470	$59,470	$—	$70,350	$70,350
Emflaza	36,353	—	36,353	47,296	—	47,296
Upstaza/Kebilidi	—	11,889	11,889	—	1,589	1,589
All other products	—	10,617	10,617	—	13,985	13,985
Total net product revenue	$36,353	$81,976	$118,329	$47,296	$85,924	$133,220

	Six Months Ended June 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$145,624	$145,624	$—	$173,934	$173,934
Emflaza	84,142	—	84,142	104,777	—	104,777
All other products	—	41,989	41,989	—	32,113	32,113
Total net product revenue	$84,142	$187,613	$271,755	$104,777	$206,047	$310,824

Disaggregated net product revenues by country for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$36,353	$47,296	$84,142	$104,777
Russia	18,124	2,146	56,638	54,751
Brazil	40,951	30,375	50,456	39,085
All other countries	22,901	53,403	80,519	112,211
Total net product revenue	$118,329	$133,220	$271,755	$310,824

For the three months ended June 30, 2025, three of our distributors each accounted for over 10% of our net product sales. For the three months ended June 30, 2024, two of our distributors each accounted for over 10% of our net product sales. For the six months ended June 30, 2025 and 2024, two of our distributors each accounted for over 10% of our net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of June 30, 2025, we had recognized a total of $310.0 million in milestone payments and $639.6 million royalties on net sales pursuant to the SMA License Agreement. As of June 30, 2025, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of June 30, 2025 are $150.0 million upon achievement of certain sales events.

For the three and six months ended June 30, 2025, collaboration revenue related to the SMA License Agreement with Roche was immaterial. For the three and six months ended June 30, 2024, we did not recognize collaboration revenue related to the SMA License Agreement with Roche.

For the three and six months ended June 30, 2025, we recognized $57.6 million and $94.0 million of royalty revenue, respectively, related to Evrysdi. For the three and six months ended June 30, 2024, we recognized $53.2 million and $84.3 million of royalty revenue, respectively, related to Evrysdi.

Novartis Collaboration for votoplam HD. In November 2024, we entered into the Novartis Agreement with Novartis related to our votoplam HD program. Upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales

During the three and six months ended June 30, 2025, we recognized $2.9 million and $992.7 million, respectively, in license revenues related to performance obligations for Novartis already completed. The remaining $7.3 million is recorded as deferred revenue on the consolidated balance sheet as of June 30, 2025 and will be recognized over time as the work related to the OLE clinical trial is performed. Collaboration and license revenue during the six months ended June 30, 2025 was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with our activities under our splicing and inflammation and ferroptosis programs and performance of our post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product candidate manufacturing costs.

The following tables provides research and development expense for our most advanced principal product development programs, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024

	(in thousands)
Development	$51,150	$49,931
Research	15,691	18,204
Milestones	—	15,000
Payroll, benefits, and share-based stock compensation	36,995	37,302
Facilities and other	9,154	11,732
Total research and development	$112,990	$132,169

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Development	$98,999	$103,355
Research	29,538	31,703
Milestones	—	15,000
Payroll, benefits, and share-based stock compensation	75,229	76,654
Facilities and other	18,197	21,586
Total research and development	$221,963	$248,298

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, the changes reflect progressing through different phases of studies as we continue to focus our resources on our differentiated, high potential research and development programs.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, the decrease in research expenses primarily reflected our continued focus of our resources on product candidates approaching approval during the current year periods.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, the decrease in milestone expenses related to the achievement of a $15.0 million success-based regulatory milestone for the validation and acceptance of a marketing authorization application for sepiapterin for PKU in May 2024.

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

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, the change in payroll, benefits, and share-based stock compensation expenses was relatively flat.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, the decrease in facilities and other expenses primarily related to decreases in facility-based expenses at our facility in Hopewell Township, New Jersey as a result of an amendment and restatement of our lease for such facility in June 2024 and at our facility in Warren, New Jersey as a result of an amendment to our lease for such facility in December 2024.

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

During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report.

Results of operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table summarizes revenues and selected expense and other income data for the three months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30,		Change
(in thousands)	2025	2024	2025 vs. 2024
Net product revenue	$118,329	$133,220	$(14,891)
Collaboration and license revenue	2,941	—	2,941
Royalty revenue	57,605	53,183	4,422
Manufacturing revenue	—	301	(301)
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	11,420	15,527	(4,107)
Amortization of acquired intangible assets	4,061	2,865	1,196
Research and development expense	112,990	132,169	(19,179)
Selling, general and administrative expense	85,262	69,500	15,762
Change in the fair value of contingent consideration	—	5,100	(5,100)
Tangible asset impairment and losses (gains) on transactions, net	99	1,761	(1,662)
Interest expense, net	(30,358)	(43,490)	13,132
Other expense, net	(5,737)	(2,025)	(3,712)
Income tax benefit (expense)	6,203	(13,446)	19,649

Net product revenue. Net product revenue was $118.3 million for the three months ended June 30, 2025, a decrease of $14.9 million, or 11%, from $133.2 million for the three months ended June 30, 2024. The decrease in net product revenue was primarily due to a decrease in net product sales of Emflaza and Translarna. Emflaza net product revenue was $36.4 million for the three months ended June 30, 2025, a decrease of $10.9 million, or 23%, compared to $47.3 million for the three months ended June 30, 2024. These results were driven by additional generic competition. Translarna net product revenues were $59.5 million for the three months ended June 30, 2025, a decrease of $10.9 million, or 15%, compared to $70.4 million for the three months ended June 30, 2024. These results were primarily due to the EC’s adoption of the CHMP’s negative opinion.

Collaboration and license revenue. Collaboration and license revenue was $2.9 million for the three months ended June 30, 2025, an increase of $2.9 million, or 100%, from $0.0 million for the three months ended June 30, 2024. The increase in collaboration and license revenue was due to the receipt of the $1.0 billion upfront payment upon the effective date of the license and collaboration agreement with Novartis related to our votoplam HD program. For the three months ended June 30, 2025, we recognized $2.9 million related to license revenue from the Novartis Agreement for performance obligations completed during the period. For the three months ended June 30, 2024, we did not recognize any collaboration or license revenue.

Royalty revenue. Royalty revenue was $57.6 million for the three months ended June 30, 2025, an increase of $4.4 million, or 8%, from $53.2 million for the three months ended June 30, 2024. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenue was $0.0 million for the three months ended June 30, 2025, a decrease of $0.3 million, or 100%, from $0.3 million for the three months ended June 30, 2024. The decrease was due to the prior completion of all manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets was $11.4 million for the three months ended June 30, 2025, a decrease of $4.1 million, or 26%, from $15.5 million for the three months ended June 30, 2024. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets consisted primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and inventory reserves. The decrease in cost of product, collaboration and license sales, excluding amortization of acquired intangible assets, was primarily due to decreases in royalty costs driven by Emflaza as a result of the completion of the royalty agreement with Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), which was partially offset by costs associated with the Novartis Agreement.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $4.1 million for the three months ended June 30, 2025, an increase of $1.2 million, or 42%, from $2.9 million for the three months ended June 30, 2024. These amounts are related to the Waylivra, Tegsedi, Upstaza/Kebilidi, and Sephience intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase was driven by multiple approvals during the year ended 2024 related to PTC-AADC. In October 2024, we received regulatory approval for Upstaza in Brazil, and in November 2024, the BLA for our gene therapy treatments of AADC deficiency was approved by the FDA, marketed under the brand name Kebilidi. With these approvals, $10.7 million and $17.4 million for Kebilidi and Upstaza, respectively, was reclassed from the PTC-AADC indefinite lived intangible asset to definite lived intangible assets. We will amortize these allocated balances of $10.7 million and $17.4 million over their expected useful lives of 12 years on a straight-line basis. In June 2025, the EC granted marketing authorization to Sephience for the treatment of children and adults living with PKU in the EEA, which triggered a $25.0 million milestone to the former Censa securityholders. The milestone was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis.

Research and development expense. Research and development expense was $113.0 million for the three months ended June 30, 2025, a decrease of $19.2 million, or 15%, from $132.2 million for the three months ended June 30, 2024. The decrease in research and development expenses primarily related to a $15.0 million regulatory success-based milestone payable to the former Censa securityholders for the three months ended June 30, 2024.

Selling, general and administrative expense. Selling, general and administrative expense was $85.3 million for the three months ended June 30, 2025, an increase of $15.8 million, or 23%, from $69.5 million for the three months ended June 30, 2024. The increase reflected our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was $0.0 million for the three months ended June 30, 2025, a change of $5.1 million, or 100%, from a loss of $5.1 million for the three months ended June 30, 2024. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $0.1 million for the three months ended June 30, 2025, a decrease of $1.7 million, or 94%, from $1.8 million for the three months ended June 30, 2024. This decrease was primarily related to the loss on sale of $4.2 million of certain assets related to gene therapy manufacturing and $0.2 million of fixed asset impairments during the three months ended June 30, 2024. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.4 million gain on sales of fixed assets during the three months ended June 30, 2024. During the three months ended June 30, 2025, we recorded $0.1 million related to fixed asset impairments.

Interest expense, net. Interest expense, net was $30.4 million for the three months ended June 30, 2025, a decrease of $13.1 million, or 30%, from $43.5 million for the three months ended June 30, 2024. The decrease in interest expense, net was directly related to the increase in marketable securities – available for sale, resulting in investment income on our marketable securities – available for sale of $18.4 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively.

Other expense, net. Other expense, net was $5.7 million for the three months ended June 30, 2025, an increase of $3.7 million, or over 100%, from other expense, net of $2.0 million for the three months ended June 30, 2024. The increase in other expense, net primarily relates to net realized and unrealized losses from foreign currency of $8.7 million for the three months ended June 30, 2025, compared to net unrealized losses of $3.4 million from our ClearPoint Neuro. Inc. debt and equity investments, offset by a net realized and unrealized gain from foreign currency of $0.9 million for the three months ended June 30, 2024.

Income tax benefit (expense). Income tax benefit was $6.2 million for the three months ended June 30, 2025, a change of $19.6 million, or over 100%, compared to income tax expense of $13.4 million for the three months ended June 30, 2024.  The change in income tax benefit (expense) was driven by the projected utilization of additional tax attributes in 2025.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table summarizes revenues and selected expense and other income data for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,		Change
(in thousands)	2025	2024	2025 vs. 2024
Net product revenue	$271,755	$310,824	$(39,069)
Collaboration and license revenue	989,172	—	989,172
Royalty revenue	94,044	84,337	9,707
Manufacturing revenue	—	1,661	(1,661)
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	24,282	30,267	(5,985)
Amortization of acquired intangible assets	7,859	54,395	(46,536)
Research and development expense	221,963	248,298	(26,335)
Selling, general and administrative expense	166,223	142,772	23,451
Change in the fair value of contingent consideration	(800)	5,000	(5,800)
Tangible asset impairment and losses (gains) on transactions, net	176	1,761	(1,585)
Interest expense, net	(64,450)	(84,324)	19,874
Other expense, net	(12,042)	(434)	(11,608)
Income tax expense	(57,063)	(20,326)	(36,737)

Net product revenue. Net product revenue was $271.8 million for the six months ended June 30, 2025, a decrease of $39.1 million, or 13%, from $310.8 million for the six months ended June 30, 2024. The decrease in net product revenue was primarily due to a decrease in net product sales of Emflaza and Translarna. Emflaza net product revenue was $84.1 million for the six months ended June 30, 2025, a decrease of $20.7 million, or 20%, compared to $104.8 million for the six months ended June 30, 2024. These results were driven by additional generic competition. Translarna net product revenues were $145.6 million for the six months ended June 30, 2025, a decrease of $28.3 million, or 16%, compared to $173.9 million for the six months ended June 30, 2024. These results were primarily due to the EC’s adoption of the CHMP’s negative opinion.

Collaboration and license revenue. Collaboration and license revenue was $989.2 million for the six months ended June 30, 2025, an increase of $989.2 million, or 100%, from $0.0 million for the six months ended June 30, 2024. The increase in collaboration and license revenue was due to the receipt of the $1.0 billion upfront payment upon the effective date of the license and collaboration agreement with Novartis related to our votoplam HD program. For the six months ended June 30, 2025, we recognized $992.7 million related to license revenue from the Novartis Agreement which was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam. For the six months ended June 30, 2024, we did not recognize any collaboration or license revenue.

Royalty revenue. Royalty revenue was $94.0 million for the six months ended June 30, 2025, an increase of $9.7 million, or 12%, from $84.3 million for the six months ended June 30, 2024. The increase in royalty revenue was due to higher Evrysdi sales in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenue was $0.0 million for the six months ended June 30, 2025, a decrease of $1.7 million, or 100%, from $1.7 million for the six months ended June 30, 2024. The decrease was due to the prior completion of all manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets was $24.3 million for the six months ended June 30, 2025, a decrease of $6.0 million, or 20%, from $30.3 million for the six months ended June 30, 2024. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets consisted primarily of royalty payments associated with Emflaza, Translarna, and Upstaza net product sales, costs associated with Emflaza, Translarna, and Upstaza products sold during the period, and inventory reserves. The decrease in cost of product, collaboration and license sales, excluding amortization of acquired intangible assets, was primarily due to decreases in royalty costs driven by Emflaza as a result of the completion of the royalty agreement with Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), which was partially offset by costs associated with the Novartis Agreement.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $7.9 million for the six months ended June 30, 2025, a decrease of $46.5 million, or 86%, from $54.4 million for the six months ended June 30, 2024. These amounts are related to the Emflaza rights acquisition, as well as the Waylivra, Tegsedi, Upstaza/Kebilidi, and Sephience intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease was driven by the Emflaza rights intangible asset being fully amortized as of February 2024. As a result, there is no further amortization for Emflaza as of February 2024.

Research and development expense. Research and development expense was $222.0 million for the six months ended June 30, 2025, a decrease of $26.3 million, or 11%, from $248.3 million for the six months ended June 30, 2024. The decrease in research and development expenses related to decreases in program spend as we continued to focus our resources on our differentiated, high potential research and development programs. For the six months ended June 30, 2024, research and development expense also includes a $15.0 million regulatory success-based milestone paid to the former Censa securityholders.

Selling, general and administrative expense. Selling, general and administrative expense was $166.2 million for the six months ended June 30, 2025, an increase of $23.5 million, or 16%, from $142.8 million for the six months ended June 30, 2024. The increase reflected our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a gain of $0.8 million for the six months ended June 30, 2025, a change of $5.8 million, or over 100%, from a loss of $5.0 million for the six months ended June 30, 2024. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $0.2 million for the six months ended June 30, 2025, a decrease of $1.6 million, or 90%, from $1.8 million for the six months ended June 30, 2024. This decrease was primarily related to the loss on sale of $4.2 million of certain assets related to gene therapy manufacturing and $0.2 million of fixed asset impairments during the six months ended June 30, 2024. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.4 million gain on sales of fixed assets during the six months ended June 30, 2024. During the six months ended June 30, 2025, we recorded $0.1 million related to fixed asset impairments and $0.1 million related to losses on the sale of fixed assets.

Interest expense, net. Interest expense, net was $64.5 million for the six months ended June 30, 2025, a decrease of $19.9 million, or 24%, from $84.3 million for the six months ended June 30, 2024. The decrease in interest expense, net was directly related to the increase in investments on our marketable securities – available for sale, resulting in investment income on our marketable securities – available for sale of $32.5 million and $13.7 million for the six months ended June 30, 2025 and 2024, respectively.

Other expense, net. Other expense, net was $12.0 million for the six months ended June 30, 2025, an increase of $11.6 million, or over 100%, from other expense, net of $0.4 million for the six months ended June 30, 2024. The increase in other expense, net, primarily relates to net realized and unrealized losses from foreign currency of $15.0 million for the six months ended June 30, 2025 compared to net realized and unrealized gains from foreign currency of $2.1 million for the six months ended June 30, 2024.

Income tax expense. Income tax expense was $57.1 million for the six months ended June 30, 2025, an increase of $36.7 million, or over 100%, compared to income tax expense of $20.3 million for the six months ended June 30, 2024. The increase in income tax expense was attributable to the recognition of the revenue associated with the Novartis Agreement in 2025. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and capital resources

Sources of liquidity

While we have generated net income in the six months ended June 30, 2025, we have historically incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil and Russia and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the EU can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued use of Translarna. Our ability to generate product revenue from Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Additionally, Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. We expect the expiration of this orphan drug exclusivity to potentially have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

In November 2024, we and Novartis entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we are responsible for completing the ongoing Phase 2A clinical trial and continuing the ongoing OLE clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

Cash flows

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1.99 billion.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash provided (used in) by:
Operating activities	811,770	(692)
Investing activities	(606,369)	(180,855)
Financing activities	13,371	247,022

Net cash provided by operating activities was $811.8 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $0.7 million for the six months ended June 30, 2024. The net cash provided by operating activities for the six months ended June 30, 2025, was primarily related to the upfront payment of $1.0 billion in cash received upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, partially offset by spend supporting clinical development and commercial activities. The net cash used in operating activities for the six months ended June 30, 2024 was primarily related to spend supporting clinical development and commercial activities, partially offset by the cash received from the sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide net sales from Evrysdi.

Net cash used in investing activities was $606.4 million for the six months ended June 30, 2025, compared to $180.9 million for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2025 and 2024, were primarily related to the acquisition of product rights, purchases of marketable securities, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities and proceeds from sale of fixed assets.

Net cash provided by financing activities was $13.4 million for the six months ended June 30, 2025, compared to $247.0 million for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2025 was primarily attributable to proceeds from our employee stock purchase plan and proceeds from the exercise of options, partially offset by payments on contingent consideration obligation. Cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to proceeds from sales of future royalties, proceeds from our employee stock purchase plan, and proceeds from the exercise of options, partially offset by payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We submitted an NDA to the FDA for vatiquinone for the treatment of FA in December 2024. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

Our future capital requirements will depend on many factors, including:

●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	the amount of generic drug competition that we face for Emflaza for the treatment of DMD in patients five years and older;

●	our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the United States;
●	our ability to obtain marketing authorization for vatiquinone for the treatment of FA in the United States;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for Sephience and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Sephience or Translarna;
●	the costs, timing and outcome of regulatory review of our splicing and inflammation and ferroptosis programs and Sephience, Translarna and Upstaza/Kebilidi in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra;
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.
●	the progress and results of activities for our votoplam program, including our right to receive any development, regulatory and sales milestones, profit sharing and royalty payments from Novartis; and
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

We expect to make payments to the former Censa securityholders of $25 million in the aggregate in cash for the marketing authorization granted by the EC for Sephience for the treatment of children and adults living with PKU, and $32.5 million in the aggregate in cash for approval by the FDA of Sephience for the treatment of pediatric and adult patients living with PKU in the United States, pursuant to the Censa Merger Agreement.

Upon the potential achievement in 2025 of certain regulatory milestones relating to vatiquinone, which milestones would be payable in 2026, we expect to make payments to BioElectron of $75.0 million in the aggregate, in cash or shares of our common stock, as determined by us, pursuant to the BioElectron Asset Purchase Agreement.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Funding Obligations” in our 2024 Annual Report. There were no material changes to these obligations and commitments during the period ended June 30, 2025.

We will need to generate significant revenues to achieve and sustain profitability, and we may never do so. We may need to obtain substantial additional funding in connection with our continuing operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates and marketing, distribution or licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended June 30, 2025, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2024, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024 is qualified by the additional information that is described in this Quarterly Report on Form 10-Q, including the updated risk factor disclosure set forth below.

A substantial portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks that could adversely affect our revenue and results of operations.

We commercialize Sephience, Translarna, Upstaza, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

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

Sephience and Emflaza are also eligible for reimbursement under the Medicare Part D program. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D prescription drug formularies are required to include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain, and payment of Medicare Coverage Gap discounts may further reduce realization on Part D drugs. Further, CMS is proposing to relax Part D coverage requirements to give plans more leverage in negotiating their formularies.

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

In the EU, reference pricing systems and other measures may lead to cost containment and reduced prices with respect to Sephience for the treatment of PKU, Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency and other product candidates that might receive marketing authorization in the future. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the EU, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and obtain a license to import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Translarna from another EU member state where Translarna is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

Similarly, sales of Sephience, Emflaza or our other products in the United States could also be reduced if they, or products similar to them, are imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. In October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Certain states have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Florida received approval for its SIP from the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The effective date of the new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032.

Commercialization of Sephience, Translarna and Upstaza has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Sephience for PKU, Translarna for the treatment of nmDMD, or Upstaza for the treatment of AADC deficiency in the EEA and other countries where these products are available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition. In addition, the recent decision of the European Commission to withdraw Translarna’s marketing authorization materially limits our ability to make Translarna available in the EEA on a reimbursed basis and may impact our revenues in the EEA and regions that relied on the EEA marketing authorization. In addition, some countries in the EEA may require us to make payments based on the withdrawal of the Translarna marketing authorization and related actions by regulatory authorities overseeing market access systems in those countries.

In some countries, particularly the member states of the EEA, the pricing of prescription pharmaceuticals is subject to strict governmental control. Each country in the EEA has its own pricing and reimbursement regulations and may have other regulations related to the marketing and sale of pharmaceutical products in the country. We generally will not be able to commence commercial sales of Sephience for the treatment of PKU, Translarna for the treatment of nmDMD, or Upstaza for the treatment of AADC deficiency pursuant to the marketing authorization granted by the EC in any particular member state of the EEA until we conclude the applicable pricing and reimbursement negotiations and comply with any licensing, employment or related regulatory requirements in that country. In some countries we may be required to conduct additional clinical trials or other studies of our product, including trials that compare the cost-effectiveness of our product to other available therapies in order to obtain reimbursement or pricing approval. We may not be able to conclude pricing and reimbursement negotiations or comply with additional regulatory requirements in the countries in which we seek to commercialize Sephience, Translarna, or Upstaza on a timely basis, or at all.

The pricing and reimbursement process varies from country to country and can take a substantial amount of time from initiation to completion. Pricing negotiations may continue after reimbursement has been obtained. We cannot predict the timing of the commercial launch of our products in countries where we are awaiting pricing and reimbursement guidelines. While we have submitted pricing and reimbursement dossiers with respect to Sephience for the treatment of PKU, Translarna for the treatment of nmDMD, and Upstaza for the treatment of AADC deficiency in many EEA countries, we have only received both pricing and reimbursement approval on terms that are acceptable to us in a limited number of countries.

The price that is approved by governmental authorities in any country pursuant to commercial pricing and reimbursement processes may be significantly lower than the price we are able to charge for sales under our reimbursed EAP programs and various forms of national “market access agreements” may need to be entered into to achieve reimbursement. In some instances, reimbursement may be subject to challenge, reduction or denial by the government and other payors. In some countries, EAP and commercial sales of a product can begin while pricing and reimbursement rates are under discussion with the applicable government health programs. In the event that the negotiated price of the product is lower than the amount reimbursed for sales made prior to the conclusion of price negotiations, we may become obligated to repay such excess amount to the applicable government health program. We will make such retroactive reimbursement, if any, following the conclusion of price negotiations with the applicable government health authority.

In addition, the recent decision of the European Commission to not renew Translarna’s marketing authorization for the treatment of nonsense mutation Duchenne muscular dystrophy following the negative opinion of the CHMP materially limits our ability to make Translarna available in the EEA or to receive reimbursement in connection with such continued availability. While the unprecedented EC decision referenced the possibility for individual countries within the European Union to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued use of Translarna, many EEA countries have not adopted a mechanism for reimbursed access, and those that have done so have placed time restrictions and other conditions on patients. Some countries may never do so, or may request price adjustments or even seek to collect funds from us based on the nonrenewal of the Translarna MAA. For example, in France, the relevant regulatory authorities published a formal decree removing Translarna from the list of medicines available, which triggered a process to determine any payment we may owe based on an analysis of the difference between the price at which Translarna was reimbursed historically and a comparator product. It is possible that this process may result in the French authorities demanding a payment that is materially different than our prior estimates in France for the applicable period. Our ability to oppose such a demand may be limited to actions in the French court system, which may take years and may not be resolved in our favor, and may require advance payment of any disputed payment amount.

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

If we fail to successfully secure and maintain pricing and reimbursement coverage for Sephience, Translarna or Upstaza or are significantly delayed in doing so or if burdensome conditions are imposed by private payers, government authorities or other third-party payors on such reimbursement, planned launches in the affected countries will be delayed and our business, results of operations and financial condition could be adversely affected.

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

We have limited personnel with experience in drug manufacturing and currently rely on third parties to manufacture our products and certain product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients used in all of our products and product candidates. We outsource most of the manufacturing, packaging, labeling and distribution of our products and certain of our product candidates to third parties, including our commercial supply of Sephience, Translarna, Emflaza and Upstaza/Kebilidi.

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

Our current and anticipated future dependence upon others for the manufacture and distribution of Sephience, Translarna, Emflaza, Upstaza, Kebilidi, Tegsedi, Waylivra and our product candidates may adversely affect our business, financial condition, results of operations and limit our ability to grow including our ability to develop product candidates and commercialize our products that receive regulatory approval on a timely and competitive basis.

We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Roche and the SMA Foundation, for our SMA program, including Evrysdi. We have entered into arrangements with certain third parties to market or distribute Sephience for the treatment of PKU and Translarna for the treatment of nmDMD in certain countries and, as we continue to implement our commercialization plans for Sepience and Translarna, we anticipate that we will engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

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

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate. By example, changes taking place in the United States associated with a new federal administration, as well as changes in legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success. It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the FDA’s approval standards that could impact our ability to obtain product approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, the FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment. It is possible that whether and how the FDA exercises any regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain product approval. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed. Moreover, there have been and may continue to be changes in leadership and other staff in the federal workforce, and in agency policies, including at the U.S. Department of Health and Human Services and FDA, that may result in regulatory delays, including with respect to the FDA’s review of marketing applications and other submissions, both those reviewed under the PDUFA program and otherwise. These changes may impact the ability to communicate with and obtain guidance from the agencies, including final regulatory actions. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operation.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Eric Pauwels (Chief Business Officer)	Adoption (June 4, 2025)	Rule 10b5-1 trading arrangement	Sale	Until June 3, 2026, or until such earlier date upon which all transactions are completed	Up to 48,550 shares

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*     Submitted electronically herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)