Form 10-Q
period 2025-09-30
PTC THERAPEUTICS, INC.
filed 2025-11-04
CIK 1070081

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 80,288,305 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the outcome of pricing, coverage and reimbursement negotiations with third-party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to Sephience for the treatment of phenylketonuria, including timing of commercialization and of any regulatory submissions and potential approvals, and the potential achievement of regulatory and sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain our marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in Brazil, Russia and other regions in which Translarna has been approved;
●	the effect of the European Commission’s adoption of the Committee for Medicinal Products for Human Use’s negative opinion not to renew the conditional marketing authorization for Translarna in the European Economic Area on other regulatory bodies;
●	our ability to use the results of Study 041, a randomized, 18-month, placebo-controlled clinical trial of Translarna for the treatment of nmDMD followed by an 18-month open-label extension, and from our international drug registry study to support a marketing approval for Translarna for the treatment of nmDMD in the United States;
●	whether investigators agree with our interpretation of the results of clinical trials and the totality of clinical data from our trials of Translarna;
●	expectations with respect to our license and collaboration agreement with Novartis Pharmaceuticals Corporation, or Novartis, for votoplam for the treatment of Huntington’s disease, including the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses, including potential accelerated approval, and our right to receive any development, regulatory and sales milestones, and profit sharing and royalty payments from Novartis;
●	expectations with respect to vatiquinone for the treatment of Friedreich’s ataxia, including with respect to the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses, meetings with regulatory agencies, and potential approvals and sales milestones and contingent payments that we may be obligated to make;
●	expectations with respect to Upstaza/Kebilidi, including commercialization, manufacturing capabilities, and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercial status of Evrysdi and our program directed against spinal muscular atrophy in collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from sales-based royalty payments or the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., including the commercialization of Tegsedi and

Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts and to secure additional funds on favorable terms or at all;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;

●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and inflammation and ferroptosis programs;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$672,617	$779,709
Marketable securities	1,015,200	359,987
Trade and royalty receivables, net	203,074	158,554
Inventory, net	52,688	23,194
Prepaid expenses and other current assets	64,224	44,087
Total current assets	2,007,803	1,365,531
Fixed assets, net	56,970	60,970
Intangible assets, net	396,466	118,794
Goodwill	82,341	82,341
Operating lease ROU assets	80,682	56,685
Deposits and other assets	19,438	20,703
Total assets	$2,643,700	$1,705,024
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$303,141	$304,292
Current portion of long-term debt	286,319	—
Deferred revenue	1,691	5,505
Operating lease liabilities- current	11,810	10,363
Finance lease liabilities- current	2,676	3,000
Liability for sale of future royalties- current	260,608	257,821
Total current liabilities	866,245	580,981
Long-term debt	—	285,412
Contingent consideration payable	—	800
Operating lease liabilities- noncurrent	95,488	74,947
Finance lease liabilities- noncurrent	13,833	15,574
Liability for sale of future royalties- noncurrent	1,821,313	1,823,955
Other long-term liabilities	2,579	21,426
Total liabilities	2,799,458	2,803,095
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 79,931,766 shares at September 30, 2025. Authorized 250,000,000 shares; issued and outstanding 77,704,188 shares at December 31, 2024.	79	77
Additional paid-in capital	2,667,497	2,574,611
Accumulated other comprehensive income (loss)	5,930	(25,886)
Accumulated deficit	(2,829,264)	(3,646,873)
Total stockholders’ deficit	(155,758)	(1,098,071)
Total liabilities and stockholders’ deficit	$2,643,700	$1,705,024

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net product revenue	$130,956	$135,421	$402,711	$446,245
Collaboration and license revenue	9,258	—	998,430	—
Royalty revenue	70,793	61,365	164,837	145,702
Manufacturing revenue	—	—	—	1,661
Total revenues	211,007	196,786	1,565,978	593,608
Operating expenses:
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	15,781	10,848	40,063	41,115
Amortization of acquired intangible assets	7,534	3,036	15,393	57,431
Research and development	100,158	161,412	322,121	409,710
Selling, general and administrative	84,046	73,456	250,269	216,228
Change in the fair value of contingent consideration	—	700	(800)	5,700
Tangible asset impairment and losses (gains) on transactions, net	472	1,844	648	3,605
Total operating expenses	207,991	251,296	627,694	733,789
Income (loss) from operations	3,016	(54,510)	938,284	(140,181)
Interest expense, net	(32,592)	(41,609)	(97,042)	(125,933)
Other income (expense), net	6,502	(1,872)	(5,540)	(2,306)
(Loss) income before income tax benefit (expense)	(23,074)	(97,991)	835,702	(268,420)
Income tax benefit (expense)	38,970	(8,663)	(18,093)	(28,989)
Net income (loss) attributable to common stockholders	$15,896	$(106,654)	$817,609	$(297,409)
Weighted-average shares outstanding:
Basic (in shares)	78,471,119	76,925,523	78,642,478	76,716,340
Diluted (in shares)	87,115,369	76,925,523	86,899,727	76,716,340
Net income (loss) per share—basic (in dollars per share)	$0.20	$(1.39)	$10.40	$(3.88)
Net income (loss) per share—diluted (in dollars per share)	$0.20	$(1.39)	$9.45	$(3.88)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$15,896	$(106,654)	$817,609	$(297,409)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	676	2,760	402	2,204
Foreign currency translation (loss) gain, net of tax	(2,102)	9,395	31,414	(5,262)
Comprehensive income (loss)	$14,470	$(94,499)	$849,425	$(300,467)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended September 30, 2025	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, June 30, 2025	79,378,145	$78	$2,631,180	$7,356	$(2,845,160)	$(206,546)
Exercise of options	486,129	1	16,829	—	—	16,830
Restricted stock vesting and issuance, net	67,492	—	—	—	—	—
Share-based compensation expense	—	—	19,426	—	—	19,426
Receivable from investor	—	—	62	—	—	62
Net income	—	—	—	—	15,896	15,896
Comprehensive loss	—	—	—	(1,426)	—	(1,426)
Balance, September 30, 2025	79,931,766	$79	$2,667,497	$5,930	$(2,829,264)	$(155,758)

				Accumulated
			Additional	other		Total
Three months ended September 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, June 30, 2024	76,900,123	$76	$2,510,574	$(16,498)	$(3,474,333)	$(980,181)
Retired Shares	(20)	—	—	—	—	—
Exercise of options	19,483	—	573	—	—	573
Restricted stock vesting and issuance, net	32,538	—	—	—	—	—
Share-based compensation expense	—	—	19,755	—	—	19,755
Net loss	—	—	—	—	(106,654)	(106,654)
Comprehensive income	—	—	—	12,155	—	12,155
Balance, September 30, 2024	76,952,124	$76	$2,530,902	$(4,343)	$(3,580,987)	$(1,054,352)

				Accumulated
			Additional	other		Total
Nine months ended September 30, 2025	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, December 31, 2024	77,704,188	$77	$2,574,611	$(25,886)	$(3,646,873)	$(1,098,071)
Exercise of options	953,414	1	33,714	—	—	33,715
Restricted stock vesting and issuance, net	1,201,681	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	72,483	—	2,827	—	—	2,827
Share-based compensation expense		—	56,029	—	—	56,029
Receivable from investor	—	—	316	—	—	316
Net income	—	—	—	—	817,609	817,609
Comprehensive income	—	—	—	31,816	—	31,816
Balance, September 30, 2025	79,931,766	$79	$2,667,497	$5,930	$(2,829,264)	$(155,758)

				Accumulated
			Additional	other		Total
Nine months ended September 30, 2024	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	deficit
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Retired shares	(20)	—	—	—	—	—
Exercise of options	200,927	—	5,320	—	—	5,320
Restricted stock vesting and issuance, net	935,183	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	107,145	—	1,973	—	—	1,973
Share-based compensation expense	—	—	57,376	—	—	57,376
Net loss	—	—	—	—	(297,409)	(297,409)
Comprehensive loss	—	—	—	(3,058)	—	(3,058)
Balance, September 30, 2024	76,952,124	$76	$2,530,902	$(4,343)	$(3,580,987)	$(1,054,352)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$817,609	$(297,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,913	68,899
Non-cash operating lease expense	5,635	6,272
Non-cash royalty revenue related to sale of future royalties	(149,160)	(128,877)
Non-cash interest expense on liability related to sale of future royalties	149,305	155,039
Change in valuation of contingent consideration	(800)	5,700
Tangible asset impairment	518	1,486
Loss on sale of fixed assets	130	4,298
Gain on lease terminations	—	(2,179)
Unrealized gain on ClearPoint Equity Investments	(5,734)	(3,954)
Unrealized loss on ClearPoint convertible debt security	—	1,931
Unrealized gain on marketable securities - equity investments	(3,160)	(1,923)
Realized loss on ClearPoint convertible debt security	—	622
Disposal of asset	163	76
Deferred income taxes	(4)	(2)
Amortization of discounts on investments, net	(12,972)	(9,947)
Amortization of debt issuance costs	906	891
Share-based compensation expense	56,029	57,376
Unrealized foreign currency transaction losses (gains), net	4,768	(147)
Changes in operating assets and liabilities:
Inventory, net	(27,117)	(4,922)
Prepaid expenses and other current assets	(13,876)	107,957
Trade and royalty receivables, net	(32,365)	(39,029)
Deposits and other assets	1,501	7,909
Accounts payable and accrued expenses	(36,341)	(417)
Other liabilities	(26,497)	(4,733)
Deferred revenue	(4,298)	(801)
Payments on contingent consideration	(4,684)	(1,800)
Net cash provided by (used in) operating activities	$745,469	$(77,684)
Cash flows from investing activities
Purchases of fixed assets	$(6,486)	$(2,735)
Proceeds from sale of fixed assets	70	28,056
Purchases of marketable securities- available for sale	(1,051,267)	(476,680)
Purchases of marketable securities- equity investments	(46,537)	(49,614)
Sale and redemption of marketable securities- available for sale	424,351	290,836
Sale and redemption of marketable securities- equity investments	40,112	41,624
Proceeds from settlement of Clearpoint convertible debt security	—	10,000
Acquisition of product rights and licenses	(256,235)	(65,017)
Net cash used in investing activities	$(895,992)	$(223,530)
Cash flows from financing activities
Proceeds from exercise of options	$33,715	$5,320
Proceeds from employee stock purchase plan	2,827	1,973
Proceeds from sale of future royalties	—	241,792
Payments on contingent consideration obligation	(6,341)	(18,200)
Payment of finance lease principal	(1,611)	(1,490)
Net cash provided by financing activities	$28,590	$229,395
Effect of exchange rate changes on cash	12,917	1,325
Net decrease in cash and cash equivalents	(109,016)	(70,494)
Cash and cash equivalents, and restricted cash beginning of period	795,316	610,284
Cash and cash equivalents, and restricted cash end of period	$686,300	$539,790
Supplemental disclosure of cash information
Cash paid for interest	$5,702	$5,823
Cash paid for income taxes	40,124	12,781
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain on marketable securities, net of tax	$402	$2,204
Right-of-use assets obtained in exchange for operating lease obligations	27,675	5,786
Acquisition of product rights and licenses	2,221	2,346
Fixed asset additions through tenant improvement allowance	766	18,675
Milestone payable	32,500	50,000

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

The Company has developed Sephience™ (sepiapterin), a product for the treatment of phenylketonuria (“PKU”), a rare inherited metabolic disease characterized by the body’s inability to break down an essential amino acid called phenylalanine, and which can result in neurological and other symptoms. On July 28, 2025, Sephience™ was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. On June 19, 2025, Sephience was granted marketing authorization by the European Commission (“EC”) for the treatment of children and adults living with PKU within the European Economic Area (“EEA”). The Company also made regulatory submissions for Sephience for the treatment of PKU in Brazil in the third quarter of 2024, and in Japan in the fourth quarter of 2024, with regulatory decisions expected in the fourth quarter of 2025.

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

The Company previously had a marketing authorization for Translarna in the EEA, which had been subject to annual review and renewal by the EC following reassessment by the European Medicines Agency (“EMA”) of the benefit-risk balance of the authorization. In September 2022, the Company submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension. In February 2023, the Company also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use (“CHMP”), gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. In October 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the European Union (“EU”) can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna.

Translarna is an investigational new drug in the United States. Following the Company’s announcement of top-line results from the placebo-controlled trial of Study 041 in June 2022, the Company submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential resubmission of a New Drug Application (“NDA”) for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA resubmission. The Company held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, the Company resubmitted the NDA in July 2024, based on the results from Study 041 and from the Company’s international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a complete response letter to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under Prescription Drug User Fee Act guidelines, and an action date has not been provided.

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

The Company holds the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Tegsedi-Waylivra Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”), a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, the EU and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome (“FCS”) in Brazil. In December 2022, ANVISA approved Waylivra for the treatment of familial partial lipodystrophy (“FPL”). Waylivra has also received marketing authorization in the EU for the treatment of FCS.

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

In addition to the Company’s SMA program, the Company’s splicing platform also includes votoplam (PTC518), which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In June 2024, the Company announced interim results from the full Phase 2 study of votoplam. At month 12, votoplam treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, votoplam continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In December 2024, the Company held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of votoplam. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. In May 2025, the Company announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In November 2024, the Company entered into a License and Collaboration Agreement (the “Novartis Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”), relating to its votoplam HD program which included related molecules. This transaction closed in January 2025, triggering a $1.0 billion upfront cash payment to the Company. The Company continues to collaborate with Novartis on next steps for votoplam and aims to meet with FDA in the fourth quarter of 2025 to discuss Phase 3 clinical trial design and potential accelerated approval pathway.

The Company’s inflammation and ferroptosis platform consists of small molecule compounds that target key enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in the Company’s inflammation and ferroptosis platform is vatiquinone. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia (“FA”), called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In October 2024, the Company announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, the Company submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. The Company plans to meet with the FDA in the fourth quarter to discuss the vatiquinone development program.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of September 30, 2025, the Company had an accumulated deficit of approximately $2,829.3 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 9), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of its products. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company also relies on revenues associated with the Novartis Agreement. The Company expects that cash flows from the sales of its products, royalty payments from Roche, and milestone payments from Novartis, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

Basis of presentation

The accompanying financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2024 and notes thereto included in the 2024 Form 10-K.

In the opinion of management, the unaudited financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ deficit, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit of $3.0 million in connection with an amendment and restatement of the Company’s lease in Hopewell Township, New Jersey. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit of $10.0 million in connection with obligations for the Company’s new facility lease in Warren, New Jersey. If after July 1, 2027, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be reduced to $5.0 million. If after December 31, 2028, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be further reduced to $2.5 million. Both letters of credit are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letters of credit. Restricted cash also includes a bank guarantee of $0.7 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	End of	Beginning of
	period-	period-
	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$672,617	$779,709
Restricted cash included in deposits and other assets	13,683	15,607
Total Cash, cash equivalents and restricted cash per consolidated statement of cash flows	$686,300	$795,316

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

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the three and nine months ended September 30, 2025 and 2024, no allowance was recorded for credit losses.

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

The following table summarizes the components of the Company’s inventory for the periods indicated:

	September 30, 2025	December 31, 2024
Raw materials	$2,244	$2,538
Work in progress	41,827	12,216
Finished goods	8,617	8,440
Total inventory	$52,688	$23,194

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three and nine months ended September 30, 2025, the Company recorded inventory write-downs of $0.5 million and $4.8 million, respectively, primarily related to adjustments to inventory reserves and product approaching expiration. For the three months ended September 30, 2024, the inventory write-downs were immaterial. For the nine months ended September 30, 2024, the Company recorded inventory write-downs of $2.5 million, primarily related to adjustments to inventory reserves and product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product, collaboration and license sales. For the three and nine months ended September 30, 2025 and 2024, these amounts were immaterial.

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

Revenue recognition

Net product revenue

The Company’s net product revenue primarily consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. Beginning in the three months ended September 30, 2025, net product revenues also includes Sephience for the treatment of PKU. The Company recognizes revenue when its performance obligations with its customers have been satisfied and if it is probable that a significant revenue reversal will not occur. The Company’s performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when the Company’s customer obtains control of the product, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of the invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to product sales. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three and nine months ended September 30, 2025 and 2024, no allowance was recorded for credit losses. The allowance for doubtful accounts was $11.6 million as of September 30, 2025 and $2.3 million as of December 31, 2024. For the three and nine months ended September 30, 2025, bad debt expense was $0.8 million and $8.6 million, respectively. For the three and nine months ended September 30, 2024, bad debt expense was $0.7 million and $0.5 million, respectively.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended September 30, 2025.

Since 2022, TCJA amendments to Internal Revenue Code (“IRC”) Section 174 have no longer permitted an immediate deduction for research and development expenditures in the tax year that such costs were incurred. Instead, these IRC Section 174 development costs have had to be capitalized and amortized over a 5-year or 15-year period for domestic and foreign expenditures, respectively. On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act

(“OBBBA”) which generally extended the tax provisions previously enacted by the TCJA that were set to expire, as well as made other changes to federal tax law for multinational corporations. Effective beginning with PTC’s 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over 15 years.  Additionally, IRC Section 174A, enacted as part of the OBBBA, allows for the immediate expensing of all remaining unamortized domestic costs either upfront in 2025, or ratably in 2025 and 2026.

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

Tangible asset impairment and losses (gains) on transactions, net

Tangible asset impairment and losses (gains) on transactions, net includes impairments identified on fixed assets, losses and gains on sales of fixed assets, and gains on lease terminations. For the three months ended September 30, 2025, these amounts consisted of a $0.1 million loss on sale of fixed assets and a $0.4 million loss related to fixed asset impairments. For the nine months ended September 30, 2025, these amounts consisted of a $0.1 million loss on sales of fixed assets and a $0.5 million loss related to fixed asset impairments. For the three months ended September 30, 2024, these amounts consisted of a $1.3 million loss for fixed asset impairments related to the South Plainfield, New Jersey office closure, as well as a $0.5 million loss on sales of fixed assets. For the nine months ended September 30, 2024, these amounts consisted of a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $1.5 million loss primarily related to fixed asset impairments related to the South Plainfield, New Jersey office closure. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.1 million gain on sales of fixed assets.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 addresses challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The guidance is effective for public business entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the guidance provides that all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes but expects the guidance will not have a material impact.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 enhances accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The guidance is effective for public business entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities have three transition options: prospective, retrospective, or modified prospective adoption. Early adoption is permitted as of the beginning of an annual reporting period. Instead of following prescriptive project stages for capitalization of internal-use software, entities will capitalize costs when management has authorized and committed funding for the software project and it is probable that the project will be completed and used as intended. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

3.        Leases

The Company’s principal office space is a facility located in Warren, New Jersey, which is approximately 180,000 square feet. The Company also leases laboratory space in Bridgewater, New Jersey and other locations throughout the United States and office space in various countries for international employees primarily through workspace providers.

On August 1, 2025, the Company commenced a lease for office and laboratory space at a facility located in Mountainview, CA. The initial term of the lease is twelve years and nine months with an aggregate base rent of approximately $42.6 million.  The Company recorded an operating lease ROU asset of $26.8 million and an operating lease ROU liability of $26.7 million as of the commencement date of the lease.

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). As of September 30, 2025, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent are $2.7 million and $13.8 million, respectively, and are directly related to the Company’s MassBio agreement. As of December 31, 2024, the balance of the finance lease liabilities-current and finance lease liabilities-noncurrent were $3.0 million and $15.6 million, respectively. Additionally, the Company recorded finance lease costs of $0.3 million and $0.9 million related to interest on the lease liability during the three and nine months ended September 30, 2025, respectively. The Company recorded finance lease costs of $0.4 million and $1.0 million related to interest on the lease liability during three and nine months ended September 30, 2024, respectively.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s leases have remaining operating lease terms ranging from 0.6 years to 13.7 years and certain of the leases include renewal options to extend the lease for up to 15 years. For the three months ended September 30, 2025 and 2024, rent expense was $5.5 million and $5.9 million, respectively. For the nine months ended September 30, 2025 and 2024, rent expense was $15.7 million and $19.5 million, respectively.

The components of operating lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating Lease Cost
Fixed lease cost	$4,032	$4,049	$10,847	$15,173
Variable lease cost	1,083	1,581	3,988	3,623
Short-term lease cost	359	308	914	750
Total operating lease cost	$5,474	$5,938	$15,749	$19,546

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease terms - operating leases (years)	11.63	11.62
Weighted-average discount rate - operating leases	7.44%	7.64%
Weighted-average remaining lease terms - finance lease (years)	7.26	8.01
Weighted-average discount rate - finance lease	7.80%	7.80%

Supplemental cash flow information related to leases was as follows as of September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,248	$12,963
Financing cash flows from finance lease	1,611	1,490
Operating cash flows from finance lease	1,389	1,510

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,675	$5,786

Changes due to lease modification and termination:
Net decrease in right-of-use assets	$—	$31,763
Net decrease in operating lease liabilities	—	33,908

Future minimum lease payments under non-cancelable leases as of September 30, 2025 were as follows:

	Operating Leases	Finance Lease
2025 (excludes the nine months ended September 30, 2025)	$4,245	$—
2026	18,315	3,000
2027	16,493	3,000
2028	11,102	3,000
2029 and thereafter	109,668	12,000
Total lease payments	159,823	21,000
Less: Imputed Interest expense	52,525	4,491
Total	$107,298	$16,509

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

The Company owns common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represent financial instruments, and therefore, are recorded at fair value, which is readily determinable. The ClearPoint Equity Investments are components of prepaids and other current assets on the consolidated balance sheet as of September 30, 2025 and December 31, 2024. The Company classifies the ClearPoint Equity Investments as Level 1 assets within the fair value hierarchy, as the value is based on a quoted market price in an active market, which is not adjusted. Other than the ClearPoint Equity Investments, no other items included in prepaids and other current assets on the consolidated balance sheets are fair valued.

In January 2020, the Company purchased a $10.0 million convertible note from ClearPoint that was convertible into ClearPoint shares at a conversion rate of $6.00 per share at any point throughout the term of the loan, with a maturity date five years from the purchase date. In August 2024, the outstanding principal amount of the convertible note, together with any accrued and unpaid interest thereon, was repaid in full by ClearPoint and therefore the balance at September 30, 2025 was $0. The Company determined that the convertible note represented an available for sale debt security and the Company had elected to record it at fair value under ASC 825. The Company classified its ClearPoint convertible debt security as a Level 2 asset within the fair value hierarchy, as the value was based on inputs other than quoted prices that are observable. The fair value of the ClearPoint convertible debt security was determined at each reporting period by utilizing a Black-Scholes option pricing model, as well as a present value of expected cash flows from the debt security utilizing the risk-free rate and the estimated credit spread as of the valuation date as the discount rate. The convertible debt security was included as a component of deposits and other assets on the consolidated balance sheet.

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

The tables presented below are a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the three and nine months ended September 30, 2025 and September 30, 2024:

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	June 30,	Unrealized	Unrealized	Investments	Redemptions/	September 30,
	2025	Gain	Gain	Purchased	Sale	2025
Marketable securities - equity investments	$34,203	1,622	1,605	29,508	(22,982)	43,956
ClearPoint Equity Investments	10,681	8,812	—	—	—	19,493
Total Fair Value	$44,884	$10,434	$1,605	$29,508	$(22,982)	$63,449

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	June 30,	Unrealized	Realized	Unrealized	Investments	Redemptions/	September 30,
	2024	Gain	Loss	Gain	Purchased	Sale	2024
Marketable securities - equity investments	$16,889	812	—	400	32,208	(21,051)	$29,258
ClearPoint Equity Investments	4,822	5,206	—	—	—	—	10,028
ClearPoint convertible debt security	10,622	—	(622)	—	—	(10,000)	—
Total Fair Value	$32,333	$6,018	$(622)	$400	$32,208	$(31,051)	$39,286

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments	Redemptions/	September 30,
	2024	Gain	Gain	Purchased	Sale	2025
Marketable securities - equity investments	$29,034	3,160	5,337	46,537	(40,112)	43,956
ClearPoint Equity Investments	13,759	5,734	—	—	—	19,493
Total Fair Value	$42,793	$8,894	$5,337	$46,537	$(40,112)	$63,449

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments	Redemptions/	September 30,
	2023	Gain/(Loss)	Loss	Loss	Purchased	Sale	2024
Marketable securities - equity investments	$22,634	1,923	—	(3,289)	49,614	(41,624)	$29,258
ClearPoint Equity Investments	6,074	3,954	—	—	—	—	10,028
ClearPoint convertible debt security	12,553	(1,931)	(622)	—	—	(10,000)	—
Total Fair Value	$41,261	$3,946	$(622)	$(3,289)	$49,614	$(51,624)	$39,286

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$971,244	$—	$971,244	$—
Marketable securities - equity investments	$43,956	$43,956	$—	$—
ClearPoint Equity Investments	$19,493	$19,493	$—	$—

	December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$330,953	$—	$330,953	$—
Marketable securities - equity investments	$29,034	$29,034	$—	$—
ClearPoint Equity Investments	$13,759	$13,759	$—	$—
Contingent consideration payable- net sales milestones	$800	$—	$—	$800

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the periods ended September 30, 2025 and December 31, 2024.

The following is a summary of marketable securities accounted for as available for sale debt securities at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$106,556	$8	$(3)	$106,561
Corporate debt securities	243,257	160	(2)	243,415
Government obligations	620,760	518	(10)	621,268
Total	$970,573	$686	$(15)	$971,244

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$44,780	$—	$(1)	$44,779
Corporate debt securities	89,320	76	(75)	89,321
Government obligations	196,584	269	—	196,853
Total	$330,684	$345	$(76)	$330,953

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three and nine months ended September 30, 2025 and 2024, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three and nine months ended September 30, 2025 and 2024, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

For the three and nine months ended September 30, 2025, realized gains from the sale of available for sale debt securities were immaterial. For the three and nine months ended September 30, 2024, the Company had $0.8 million and $0.8 million realized gains from the sale of available for sale debt securities, respectively. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of September 30, 2025 are as follows:

	September 30, 2025
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(3)	59,850	—	—	(3)	$59,850
Corporate debt securities	$(2)	44,500	—	—	(2)	$44,500
Government obligations	$(10)	30,001	—	—	(10)	$30,001
Total	$(15)	$134,351	$—	$—	$(15)	$134,351

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2024 are as follows:

	December 31, 2024
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(1)	29,810	—	—	(1)	$29,810
Corporate debt securities	$(75)	59,550	—	—	(75)	$59,550
Total	$(76)	$89,360	$—	$—	$(76)	$89,360

Available for sale debt securities at September 30, 2025 and December 31, 2024 mature as follows:

	September 30, 2025
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$106,561	$—
Corporate debt securities	243,415	—
Government obligations	621,268	—
Total	$971,244	$—

	December 31, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$44,779	$—
Corporate debt securities	89,321	—
Government obligations	196,853	—
Total	$330,953	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at September 30, 2025 and December 31, 2024 was $369.0 million and $321.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero. The change in fair value of the contingent consideration for the nine months ended September 30, 2025 is $0.8 million and is recorded in the consolidated statement of operations. Refer to Note 10 for additional details.

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
Employee compensation, benefits, and related accruals	$49,466	$61,575
Income tax payable	2,927	4,701
Consulting and contracted research	19,961	19,909
Sales allowance	55,302	58,644
Sales rebates	83,850	101,613
Royalties	5,146	8,953
Accounts payable	36,617	17,274
Milestone payable	32,500	11,025
Other	17,372	20,598
Total	$303,141	$304,292

As of September 30, 2025, the Company does not have any accrued restructuring costs included above within employee compensation, benefits, and related accruals. As of December 31, 2024, there were $0.1 million of accrued restructuring costs included above within employee compensation, benefits, and related accruals from a reduction in workforce in the year ended December 31, 2023 in connection with the Company’s strategic pipeline prioritization and discontinuation of its preclinical and early research programs in its gene therapy platform.

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three and nine months ended September 30, 2025 and 2024. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of September 30, 2025.

7.        Net income (loss) per share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.

The following tables set forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Numerator:
Net income (loss), basic	$15,896	$(106,654)		$817,609	$(297,409)
Add: Interest expense, net of tax, on the Company's 2026 Convertible Notes	1,096	—		3,257	—
Net income (loss), diluted	$16,992	$(106,654)		$820,866	$(297,409)
Denominator:
Weighted-average number of shares outstanding, basic	78,471,119	76,925,523		78,642,478	76,716,340
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,170,135	—		2,783,134	—
Common stock issuable under the Company's 2026 Convertible Notes	5,474,115	—		5,474,115	—
Weighted-average common shares outstanding, diluted	87,115,369	76,925,523		86,899,727	76,716,340
Net income (loss) per common share, basic	$0.20	$(1.39)	*	$10.40	$(3.88)	*
Net income (loss) per common share, diluted	$0.20	$(1.39)	*	$9.45	$(3.88)	*

*    In the three and nine months ended September 30, 2024, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical common share equivalents outstanding, which are not included in the above calculation, as the effect of their inclusion is anti-dilutive during each period. The anti-dilutive shares are calculated as the unweighted outstanding shares as of the reporting period end date that are antidilutive using the treasury stock method.

	As of September 30,
	2025	2024
Stock options	2,282,923	9,173,460
Unvested restricted stock units	3,788,803	3,596,329
Total	6,071,726	12,769,789

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of September 30, 2025, awards for 5,204,816 shares of common stock are available for issuance under the Amended 2013 LTIP.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of September 30, 2025, awards for 1,802,161 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Inducement stock option awards

From January 1, 2025 through September 30, 2025, the Company issued a total of 841,945 stock options to various employees. Of those, 51,200 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2024	8,482,489	$42.29
Granted	841,945	$47.12
Exercised	(953,414)	$35.75
Forfeited/Cancelled	(564,709)	$53.91
Outstanding at September 30, 2025	7,806,311	$42.77	5.66	years	$151,190
Expected to vest at September 30, 2025	1,524,459	$39.30	8.53	years	$33,651
Exercisable at September 30, 2025	6,126,727	$43.71	4.86	years	$114,211

The fair value of grants made in the nine months ended September 30, 2025, was contemporaneously estimated on the date of grant using the following assumptions:

Nine months ended
September 30, 2025
Risk-free interest rate	3.81% - 4.44%
Expected volatility	55% - 56%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $25.44 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2025, through September 30, 2025, the Company issued a total of 1,615,305 restricted stock units to various employees. Of those, 107,050 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock units, including performance-based restricted stock units (“PSUs”) for which the performance conditions were satisfied:

	Restricted Stock Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2024	3,527,575	$33.39
Granted	1,615,305	47.16
PSUs with conditions satisfied	75,000	28.58
Vested	(1,201,681)	36.79
Forfeited	(227,396)	35.27
Unvested at September 30, 2025	3,788,803	$37.98

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 PSUs to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if certain regulatory milestones are achieved over an approximately two-year performance period. In December 2024, the Company granted 25,000 PSUs to Dr. Matthew Klein, which will vest only if challenging performance goals relating to development, regulatory, or commercial goals are achieved over an approximately five-year performance period. An additional 31,250 PSUs with market conditions were granted to Dr. Matthew Klein in December 2024.

During the quarter ended September 30, 2025, the performance conditions for 75,000 of these PSUs granted to Dr. Klein in December 2023 were satisfied due to the Company’s achievement of a regulatory milestone and are included in the restricted stock units table above. The expense related to these PSUs was $1.0 million for the three and nine months ended September 30, 2025. The achievement of the remaining performance goals for the PSU’s granted to Dr. Klein has not yet been deemed probable and therefore no expense has been recognized to date. The expense related to the PSUs with market conditions was $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes information regarding the Company’s PSUs:

	Performance-based Restricted Stock Units
	Performance based	Market Conditions	Total
Total PSUs granted for which the performance or market conditions were not yet satisfied at December 31, 2024	175,000	31,250	206,250
PSUs with performance or market conditions satisfied during the period	(75,000)	—	(75,000)
Total PSUs granted for which the performance or market conditions were not yet satisfied at September 30, 2025	100,000	31,250	131,250

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, the “ESPP” or the “Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three and nine months ended September 30, 2025, the Company recorded $0.6 million and $1.6 million, respectively, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock units, performance-based restricted stock units and the ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$9,133	$9,416	$26,827	$27,810
Selling, general and administrative	10,293	10,339	29,202	29,566
Total	$19,426	$19,755	$56,029	$57,376

As of September 30, 2025, there was approximately $137.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 2.7 years.

9.        Debt

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma plc, entered into a royalty purchase agreement (the “Original Royalty Purchase Agreement”).  Pursuant to the Original Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Original Assigned Royalty Rights”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement. In consideration for the sale of the Original Assigned Royalty Rights, RPI paid the Company $650.0 million in cash consideration. The Company retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $150.0 million in the aggregate as of December 31, 2024. The Original Royalty Purchase Agreement was set to terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement and the date on which RPI has received $1.3 billion in respect of the Original Assigned Royalty Rights.

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

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the nine months ended September 30, 2025:

Nine Months Ended September 30,
Liability for sale of future royalties- (current and noncurrent)	2025
Beginning balance as of December 31, 2024	$2,081,776
Less: Non-cash royalty revenue payable to Royalty Pharma	(149,160)
Plus: Non-cash interest expense recognized	149,305
Ending balance	$2,081,921
Effective interest rate as of September 30, 2025	9.3%

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

The 2026 Convertible Notes are governed by an indenture (the “2026 Convertible Notes Indenture”) with U.S. Bank National Association as trustee (the “2026 Convertible Notes Trustee”).

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

The 2026 Convertible Notes consist of the following:

	September 30, 2025	December 31, 2024
Principal	$287,500	$287,500
Less: Debt issuance costs	(1,181)	(2,088)
Net carrying amount	$286,319	$285,412

As of September 30, 2025, the remaining contractual life of the 2026 Convertible Notes is approximately 1.0 year. The 2026 Convertible Notes were reclassified from long-term debt to current portion of long-term debt on the Company’s consolidated balance sheet as of September 30, 2025.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,081	$1,081	$3,217	$3,224
Amortization of debt issuance costs	306	300	906	891
Total	$1,387	$1,381	$4,123	$4,115
Effective interest rate	1.9%	1.9%	1.9%	1.9%

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

As of September 30, 2025, all of the milestones have either been paid or settled, with the exception of the regulatory milestones and net sales milestones related to FA and Angelman syndrome and the net sales milestones related to Upstaza/Kebilidi. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included FA and Angelman syndrome. As a result, the Company does not expect the milestones related to FA and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2%–6% royalties on annual net sales related to FA and Angelman syndrome. As of September 30, 2025, the remaining potential sales milestones related to Upstaza/Kebilidi is $50.0 million, however the Company has determined that the probability of triggering these milestones is remote.

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

Subject to the terms and conditions of the Agreement and Plan of Merger, dated as of May 5, 2020 (the “Censa Merger Agreement”) by and among the Company, Censa Pharmaceuticals, Inc. (“Censa”), Hydro Merger Sub, Inc., the Company’s wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC (such merger pursuant thereto, the “Censa Merger”), former Censa securityholders may become entitled to receive contingent payments from the Company based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109.0 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, (iv) a percentage of annual net sales during specified terms, ranging from single to low double digits of the applicable net sales threshold amount, and (v) any sublicense fees paid to the Company in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment shall equal to a mid-double digit percentage of any such sublicense fees. On August 5, 2025, the Company, certain former securityholders of Censa, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, entered into a Rights Satisfaction Agreement (the “Rights Satisfaction Agreement”) pursuant to which such former securityholders of Censa (the “Participating Rightsholders”) agreed to the cancellation and forfeiture of their rights to receive certain contingent payments from the Company based on worldwide annual net sales by the Company of products containing sepiapterin (“Net Sales of Product”) under the Censa Merger Agreement in exchange for the consideration set forth in the Rights Satisfaction Agreement and further detailed below.

Pursuant to the terms of the Rights Satisfaction Agreement, the Participating Rightsholders canceled and forfeited their rights under the Censa Merger Agreement to receive a percentage of annual net sales during the applicable payment term equal to (i) 8% of annual Net Sales of Product for that portion of annual Net Sales of Product less than or equal to $250.0 million, (ii) 10% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $250.0 million but less than $500.0 million and (iii) 12% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $500.0 million (collectively, the “Net Sales Payments”).

In consideration of the foregoing, the Company agreed to pay to the Participating Rightsholders an aggregate amount in cash up to $250.0 million (the “Upfront Consideration”) upon the consummation of the transactions contemplated by the Rights Satisfaction Agreement and potential milestone payments (each an “Additional Milestone Payment”) of up to $100.0 million each (or up to $500.0 million in the aggregate) based on the achievement of specified Net Sales Thresholds (as defined in the Censa Merger Agreement). The amount of the Upfront Consideration and the Additional Milestone Payments was subject to adjustment in the Rights Satisfaction Agreement based on the number of Participating Rightsholders.

At the consummation of the transactions contemplated by the Rights Satisfaction Agreement, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, the Company paid an aggregate amount of Upfront Consideration in cash of $225.1 million. Additionally, the Company is obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If, after the consummation of the transactions contemplated by the Rights Satisfaction Agreement, any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, the Company will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement.

The Rights Satisfaction Agreement has no effect on the Censa Merger Agreement other than to provide for the cancellation and forfeiture of the Participating Rightsholders’ rights to receive the Net Sales Payments described above. As a result, all other rights and obligations under the Censa Merger Agreement remain in effect pursuant to their terms, including, without limitation, the Company’s obligation to pay certain contingent payments upon the achievement of certain development and Net Sales of Product milestones.

In July 2025, Sephience™ (sepiapterin) was granted FDA approval for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million milestone to the former Censa securityholders, which was recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet as of September 30, 2025. As of September 30, 2025, $120.0 million of the $217.5 million in development and regulatory milestones have been paid to the former Censa securityholders.

The Company also has the Tegsedi-Waylivra Agreement for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement.

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty payments associated with Translarna, Emflaza, Sephience, and Upstaza/Kebilidi net product revenue, payable quarterly or annually in accordance with the terms of the related agreements.

From time to time in the ordinary course of its business, the Company is subject to claims, legal proceedings and disputes. The Company is not currently aware of any material legal proceedings against it.

11.        Revenue recognition

Net product sales

The Company views its operations and manages its business in one operating segment: life science.

During the three and nine months ended September 30, 2025 and 2024, net product revenues consisted of the following:

	Three Months Ended September 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$50,665	$50,665	$—	$72,283	$72,283
Emflaza	35,160	—	35,160	51,941	—	51,941
Sephience	14,365	5,198	19,563	—	—	—
Upstaza/Kebilidi	6,898	8,837	15,735	—	—	—
All other products	—	9,833	9,833	—	11,197	11,197
Total net product revenue	$56,423	$74,533	$130,956	$51,941	$83,480	$135,421

	Nine Months Ended September 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$196,289	$196,289	$—	$246,217	$246,217
Emflaza	119,303	—	119,303	156,718	—	156,718
Sephience	14,365	5,198	19,563	—	—	—
Upstaza/Kebilidi	6,898	29,385	36,283	—	9,648	9,648
All other products	—	31,273	31,273	—	33,662	33,662
Total net product revenue	$140,566	$262,145	$402,711	$156,718	$289,527	$446,245

Disaggregated net product revenues by country for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$56,423	$51,941	$140,566	$156,718
Russia	25,107	965	81,745	55,716
Brazil	9,222	29,219	59,678	68,304
All other countries	40,204	53,296	120,722	165,507
Total net product revenue	$130,956	$135,421	$402,711	$446,245

For the three months ended September 30, 2025, four of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the three months ended September 30, 2024, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the nine months ended September 30, 2025, three of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the nine months ended September 30, 2024, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of September 30, 2025 and December 31, 2024, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of September 30, 2025, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $150.0 million.

For the three and nine months ended September 30, 2025, collaboration revenue related to the SMA License Agreement with Roche was immaterial. For the three and nine months ended September 30, 2024, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche.

In addition to research and development and sales milestones, the Company is eligible to receive up to double-digit royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three and nine months ended September 30, 2025, the Company has recognized $70.8 million and $164.8 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2024, the Company has recognized $61.4 million and $145.7 million of royalty revenue, respectively, related to Evrysdi.

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

Pursuant to the Novartis Agreement, the Company was required to transfer the applicable licenses and related manufacturing and other know how to Novartis and to complete the ongoing Phase 2A clinical trial and continue the ongoing open label extension (“OLE”) clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date of the Novartis Agreement. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Therefore, the Company determined that there were three material and distinct performance obligations: the transfer of the licenses and know-how, completion of the Phase 2A clinical trial, and continuing the OLE clinical trial until transitioned to Novartis. As of September 30, 2025, all performance obligations were considered to be substantially complete.

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

During the three and nine months ended September 30, 2025, the Company recognized $9.3 million and $1.0 billion in license revenues, respectively, related to Novartis. As all performance obligations are considered to be substantially complete, there is no remaining deferred revenue related to the Novartis Agreement on the consolidated balance sheet as of September 30, 2025. Collaboration and license revenue during the nine months ended September 30, 2025 was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam.

Manufacturing Revenue

For the three and nine months ended September 30, 2025, the Company did not recognize any revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the three months ended September 30, 2024, the Company did not recognize any revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the nine months ended September 30, 2024, the Company recognized $1.7 million of manufacturing revenue related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Company does not have a contract liabilities balance or contract assets related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at September 30, 2025 and December 31, 2024:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	September 30,
intangible assets, gross	2024	Additions	translation	2025
Waylivra	12,397	4,290	1,709	18,396
Tegsedi	18,249	3,448	2,367	24,064
Kebilidi	10,731	—	—	10,731
Upstaza	106,937	—	—	106,937
Sephience	—	282,763	—	282,763
Total definite-lived intangibles, gross	$148,314	$290,501	$4,076	$442,891

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	September 30,
intangible assets, accumulated amortization	2024	Amortization	translation	2025
Waylivra	(5,273)	(1,921)	(721)	(7,915)
Tegsedi	(5,609)	(2,774)	(791)	(9,174)
Kebilidi	(112)	(671)	—	(783)
Upstaza	(18,526)	(6,684)	—	(25,210)
Sephience	—	(3,343)	—	(3,343)
Total definite-lived intangibles, accumulated amortization	$(29,520)	$(15,393)	$(1,512)	$(46,425)

Total definite-lived intangibles, net				$396,466

Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the nine months ended September 30, 2025, royalty payments of $3.4 million and $4.3 million were recorded for Tegsedi and Waylivra, respectively. As of September 30, 2025, a royalty payable of $1.2 million and $0.9 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

Pursuant to the Censa Rights Satisfaction Agreement, in August 2025, upfront cash consideration of $225.1 million was paid to the former Censa securityholders. The upfront cash consideration was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. Pursuant to the Censa Merger Agreement, in June 2025, a $25.0 million milestone from the Company to the former Censa securityholders was triggered when the EC granted marketing authorization to Sephience for the treatment of children and adults living with PKU. The milestone was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis.

Pursuant to the Censa Merger Agreement, in July 2025, a $32.5 million milestone from the Company to the former Censa securityholders was triggered when the FDA approved Sephience for the treatment of children and adults living with PKU. The milestone was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. As of September 30, 2025, the $32.5 million milestone was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

The former Censa securityholders may also be entitled to receive other contingent payments subject to certain terms set forth in the Censa Merger Agreement related to sales of Sephience. In accordance with the guidance for an asset acquisition, the Company will record such payments when they become payable to the former Censa securityholders and increase the cost basis for the Sephience intangible asset. For the nine months ended September 30, 2025, royalty payments of $0.2 million were recorded for Sephience. As of September 30, 2025, a royalty payable of $0.2 million for Sephience was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

For the three months ended September 30, 2025 and 2024, the Company recognized amortization expense of $7.5 million and $3.0 million, respectively, related to its intangible assets. For the nine months ended September 30, 2025 and 2024, the Company recognized amortization expense of $15.4 million and $57.4 million, respectively, related to its intangible assets. The estimated future amortization of the Company’s intangible assets is expected to be as follows:

As of September 30, 2025
2025	$9,280
2026	37,098
2027	37,098
2028	37,098
2029 and thereafter	275,892
Total	$396,466

The weighted average remaining amortization period of the definite-lived intangibles as of September 30, 2025 is 12.2 years.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of September 30, 2025, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of September 30, 2025 is $82.3 million.

13.        Segment information

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	$211,007	$196,786	$1,565,978	$593,608
Less:
Cost of product, collaboration and license sales	12,441	3,468	28,241	13,140
Program spend	45,940	51,174	143,803	152,497
Employee costs	64,470	57,801	197,762	181,355
Manufacturing costs	11,048	14,229	45,517	44,635
Administrative costs	18,614	18,719	54,924	54,213
Occupancy costs	7,852	7,855	21,678	27,337
Milestones	—	50,000	—	65,000
Other segment items (a)	34,746	100,194	256,444	352,840
Segment net income (loss)	$15,896	$(106,654)	$817,609	$(297,409)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$15,896	$(106,654)	$817,609	$(297,409)

(a)	Other segment items includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$(19,089)	$(12,821)	$(57,325)	$(34,255)
Interest expense	51,681	54,430	154,367	160,188
Income tax (benefit) expense	(38,970)	8,663	18,093	28,989
Depreciation	3,569	3,468	10,600	11,489
Amortization	7,534	3,036	15,393	57,431
All other (b)	30,021	43,418	115,316	128,998
Total other segment items	$34,746	$100,194	$256,444	$352,840

(b)	All other includes cost of goods sold, royalty, travel and entertainment, distribution costs, bad debt expense, finance costs, contract labor costs, stock compensation expense, change in the fair value of contingent consideration, and other expense.

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

Corporate Updates

Sephience™ (sepiapterin)

Sephience (sepiapterin) is a product for the treatment of phenylketonuria, or PKU, a rare inherited metabolic disease characterized by the body’s inability to break down an essential amino acid called phenylalanine, and which can result in neurological and other symptoms. On July 28, 2025, Sephience was approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. On June 19, 2025, Sephience was granted marketing authorization by the European Commission, or the EC, for the treatment of children and adults living with PKU within the European Economic Area, or the EEA. We also made regulatory submissions for Sephience for the treatment of PKU in Brazil in the third quarter of 2024, and in Japan in the fourth quarter of 2024, with regulatory decisions expected in the fourth quarter of 2025. During the quarter ended September 30, 2025, we recognized $19.6 million in net sales of Sephience.

Censa Rights Satisfaction Agreement

On August 5, 2025, we, certain of the former securityholders of Censa, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC, a Colorado limited liability company, entered into a Rights Satisfaction Agreement, or the Rights Satisfaction Agreement, pursuant to which such former securityholders of Censa, or the Participating Rightsholders, agreed to the cancellation and forfeiture of their rights to receive certain contingent payments from us based on worldwide annual net sales by us of products containing sepiapterin, or Net Sales of Product, under the Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, Censa and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, in exchange for the consideration set forth in the Rights Satisfaction Agreement and further detailed below.

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

At the Closing, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, we paid an aggregate amount of Upfront Consideration in cash of $225.1 million. Additionally, we are obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If, after the Closing, any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, we will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement.

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

Global Commercial Footprint

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life-threatening disorder. Translarna has marketing authorization in Russia for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in patients aged two years and older, and in Brazil for the treatment of nmDMD in ambulatory patients two years and older and for continued treatment of patients that become non-ambulatory, as well as in various other countries. During the quarter ended September 30, 2025, we recognized $50.7 million in net sales of Translarna. We hold worldwide commercialization rights to Translarna for all indications in all territories. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the quarter ended September 30, 2025, we recognized $35.2 million in net sales of Emflaza.

We previously had a marketing authorization for Translarna in the EEA, which had been subject to annual review and renewal by the EC, following reassessment by the European Medicines Agency, or EMA, of the benefit-risk balance of the authorization. In September 2022, we submitted a Type II variation to the EMA to support conversion of the conditional marketing authorization for Translarna to a standard marketing authorization, which included a report on the placebo-controlled trial of Study 041 and data from the open-label extension as further described below. Study 041 was an 18-month, placebo-controlled trial, followed by an 18-month open-label extension of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. In February 2023, we also submitted an annual marketing authorization renewal request to the EMA. In September 2023, the Committee for Medicinal Products for Human Use, or CHMP, gave a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization of Translarna for the treatment of nmDMD and a negative opinion on the renewal of the existing conditional marketing authorization of Translarna for the treatment of nmDMD. In January 2024, the CHMP issued a negative opinion for the renewal of the conditional marketing authorization following a re-examination procedure. In May 2024, the EC decided not to adopt the CHMP’s negative opinion for the renewal of the conditional marketing authorization of Translarna and returned such opinion to the CHMP for re-evaluation. In June 2024, following the EC’s request for re-review, the CHMP issued a negative opinion on the renewal of the conditional marketing authorization of Translarna for the treatment of nmDMD. In October 2024, the CHMP maintained its negative opinion for the renewal of the conditional marketing authorization following the requested reexamination procedure. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the European Union, or EU, can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed a New Drug Application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a Complete Response Letter, or CRL, for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for the ataluren NDA submission based on the accelerated approval pathway. This would involve a resubmission of an NDA containing the current data on effectiveness of ataluren with new data to be generated on dystrophin production in nmDMD patients’ muscles. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed, such dystrophin data in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential resubmission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support an NDA resubmission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we resubmitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. As this was an NDA resubmission following a complete response letter to the NDA which was filed over protest in 2016, the FDA is not obligated to follow the review timelines under Prescription Drug User Fee Act guidelines, and an action date has not been provided.

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

Tegsedi® (inotersen) and Waylivra™ (volanesorsen)

We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to a Collaboration and License Agreement, or the Tegsedi-Waylivra Agreement, dated August 1, 2018, by and between us and Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome, or FCS, in Brazil. In December 2022, ANVISA approved Waylivra for the treatment of familial partial lipodystrophy, or FPL. Waylivra has also received marketing authorization in the EU for the treatment of FCS.

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

Diversified Development Pipeline

Splicing Platform

In addition to our SMA program, our splicing platform also includes votoplam (PTC518), which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of votoplam in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that votoplam efficiently crosses blood brain barrier at significant levels and that votoplam was well tolerated.  We initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In June 2024, we announced interim results from the full Phase 2 study of votoplam. At month 12, votoplam treatment demonstrated durable dose-dependent lowering of mHTT protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, votoplam continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In December 2024, we held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of votoplam. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. In May 2025, we announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at

24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In November 2024, we entered into the License and Collaboration Agreement, or the Novartis Agreement, with Novartis Pharmaceuticals Corporation, or Novartis, relating to our votoplam program. This transaction closed in January 2025. Pursuant to the Novartis Agreement, we were responsible for completing the ongoing Phase 2A clinical trial and continuing the ongoing open label extension, or OLE, clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date of the Novartis Agreement. As of September 30, 2025, these were considered substantially complete. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. We continue to collaborate with Novartis on next steps and aim to meet with FDA in the fourth quarter of 2025 to discuss Phase 3 clinical trial design and potential accelerated approval pathway.

Inflammation and Ferroptosis Platform

Our inflammation and ferroptosis platform consists of small molecule compounds that target key enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s Ataxia, called MOVE-FA, in May 2023. While the study did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We plan to meet with the FDA in the fourth quarter to discuss the vatiquinone development program.

Multi-Platform Discovery

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

Funding

The success of our products and any other product candidates we may develop depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. Our revenues are primarily generated from sales of Translarna in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our early access programs, or EAP, programs or through similar styled programs, and from sales of Emflaza for the treatment of DMD in the United States. Beginning in the three months ended September 30, 2025, our revenues are also generated from sales of Sephience for the treatment of PKU in the United States and in territories outside of the United States. We also generate revenue from sales of Upstaza/Kebilidi for the treatment of AADC deficiency based on regulatory approvals in the EEA and the United States, we have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program and we have recognized license revenues related to performance obligations already completed pursuant to the Novartis Agreement.

We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease area addressed by our product candidates. We have relied on revenue generated from net sales of our products. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program, revenue generated from net sales of Tegsedi and Waylivra in Latin America and the Caribbean, and license revenues related to performance obligations already completed pursuant to the Novartis Agreement.

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

In November 2024, we entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we were responsible for completing the ongoing Phase 2A clinical trial and continuing the ongoing OLE clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date. As of September 30, 2025, these were considered substantially complete. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three and nine months ended September 30, 2025, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of September 30, 2025.

As of September 30, 2025, we had an accumulated deficit of $2,829.3 million. We had a net income of $817.6 million and a net loss of $297.4 million for the nine months ended September 30, 2025 and 2024, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD and Sephience for the treatment of pediatric and adult patients living with PKU in territories in which we do not currently have marketing authorization. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

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

In July 2025, Sephience™ (sepiapterin) was granted FDA approval for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million milestone to the former Censa securityholders, which was recorded in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2025.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2024 Annual Report. There were no material changes to these obligations and commitments during the period ended September 30, 2025. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

We will need to generate significant revenues to sustain profitability, and we may never do so. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

Financial operations overview

Revenues

Net product revenues. To date, our net product revenues have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the United States, sales of Emflaza for the treatment of DMD in the United States. Beginning in the three months ended September 30, 2025, net product revenues also includes Sephience for the treatment of PKU. We recognize revenue when performance obligations with customers have been satisfied and if it is probable that a significant revenue reversal will not occur. Our performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of the product, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to the product sale. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

During the three and nine months ended September 30, 2025 and 2024, net product revenues consisted of the following:

	Three Months Ended September 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$50,665	$50,665	$—	$72,283	$72,283
Emflaza	35,160	—	35,160	51,941	—	51,941
Sephience	14,365	5,198	19,563	—	—	—
Upstaza/Kebilidi	6,898	8,837	15,735	—	—	—
All other products	—	9,833	9,833	—	11,197	11,197
Total net product revenue	$56,423	$74,533	$130,956	$51,941	$83,480	$135,421

	Nine Months Ended September 30,
	2025			2024
	United States	International	Total	United States	International	Total
Translarna	$—	$196,289	$196,289	$—	$246,217	$246,217
Emflaza	119,303	—	119,303	156,718	—	156,718
Sephience	14,365	5,198	19,563	—	—	—
Upstaza/Kebilidi	6,898	29,385	36,283	—	9,648	9,648
All other products	—	31,273	31,273	—	33,662	33,662
Total net product revenue	$140,566	$262,145	$402,711	$156,718	$289,527	$446,245

Disaggregated net product revenues by country for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$56,423	$51,941	$140,566	$156,718
Russia	25,107	965	81,745	55,716
Brazil	9,222	29,219	59,678	68,304
All other countries	40,204	53,296	120,722	165,507
Total net product revenue	$130,956	$135,421	$402,711	$446,245

For the three months ended September 30, 2025, four of our distributors each accounted for over 10% of our net product sales. For the three months ended September 30, 2024, two of our distributors each accounted for over 10% of our net product sales. For the nine months ended September 30, 2025, three of our distributors each accounted for over 10% of our net product sales. For the nine months ended September 30, 2024, two of our distributors each accounted for over 10% of our net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of September 30, 2025, we had recognized a total of $310.0 million in milestone payments and $710.4 million royalties on net sales pursuant to the SMA License Agreement. As of September 30, 2025, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of September 30, 2025 are $150.0 million upon achievement of certain sales events.

For the three and nine months ended September 30, 2025, collaboration revenue related to the SMA License Agreement with Roche was immaterial. For the three and nine months ended September 30, 2024, we did not recognize collaboration revenue related to the SMA License Agreement with Roche.

For the three and nine months ended September 30, 2025, we recognized $70.8 million and $164.8 million of royalty revenue, respectively, related to Evrysdi. For the three and nine months ended September 30, 2024, we recognized $61.4 million and $145.7 million of royalty revenue, respectively, related to Evrysdi.

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

During the three and nine months ended September 30, 2025, we recognized $9.3 million and $1.0 billion in license revenues, respectively, related to Novartis. As all performance obligations are considered to be substantially complete, there is no remaining deferred revenue on the consolidated balance sheet as of September 30, 2025. Collaboration and license revenue during the nine months ended September 30, 2025 was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam.

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

The following tables provides research and development expense for our most advanced principal product development programs, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024

	(in thousands)
Sephience	$27,618	$23,386
Inflammation & Ferroptosis platform	10,991	11,547
Global DMD	1,755	7,129
Gene Therapy	2,749	3,663
Splicing platform	660	5,641
Other development programs	285	473
Total Development	44,058	51,839
Research	9,680	16,301
Milestones	—	50,000
Payroll, benefits, and share-based stock compensation	36,613	33,950
Facilities and other indirect costs	9,807	9,322
Total research and development	$100,158	$161,412

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Sephience	$78,500	$65,739
Inflammation & Ferroptosis platform	26,282	37,667
Global DMD	17,450	18,287
Gene Therapy	10,984	12,155
Splicing platform	8,338	17,408
Other development programs	1,490	3,938
Total Development	143,044	155,194
Research	39,230	48,004
Milestones	—	65,000
Payroll, benefits, and share-based stock compensation	111,843	110,605
Facilities and other indirect costs	28,004	30,907
Total research and development	$322,121	$409,710

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, the changes reflect progressing through different phases of studies as we continue to focus our resources on our differentiated, high potential research and development programs. The decrease is primarily due to a decrease relating to Global DMD, Gene Therapy, and Splicing platform, offset by an increase in Sephience related development.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, the decrease in research expenses primarily reflected our continued focus of our resources on product candidates approaching approval during the current year periods.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, the decrease in milestone expenses related to the achievement of a total of $65.0 million regulatory success-based milestones paid to the former Censa securityholders for the nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, the change in payroll, benefits, and share-based stock compensation expenses was relatively flat.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

For the three months ended September 30, 2025, compared to the three months ended September 30, 2024, the change in facilities and other expenses was relatively flat. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the decrease in facilities and other expenses primarily related to decreases in facility-based expenses at our facility in Hopewell Township, New Jersey as a result of an amendment and restatement of our lease for such facility in June 2024 and at our facility in Warren, New Jersey as a result of an amendment to our lease for such facility in December 2024.

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

During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report.

Results of operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following table summarizes revenues and selected expense and other income data for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30,		Change
(in thousands)	2025	2024	2025 vs. 2024
Net product revenue	$130,956	$135,421	$(4,465)
Collaboration and license revenue	9,258	—	9,258
Royalty revenue	70,793	61,365	9,428
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	15,781	10,848	4,933
Amortization of acquired intangible assets	7,534	3,036	4,498
Research and development expense	100,158	161,412	(61,254)
Selling, general and administrative expense	84,046	73,456	10,590
Change in the fair value of contingent consideration	—	700	(700)
Tangible asset impairment and losses (gains) on transactions, net	472	1,844	(1,372)
Interest expense, net	(32,592)	(41,609)	9,017
Other income (expense), net	6,502	(1,872)	8,374
Income tax benefit (expense)	38,970	(8,663)	47,633

Net product revenue. Net product revenue was $131.0 million for the three months ended September 30, 2025, a decrease of $4.5 million, or 3%, from $135.4 million for the three months ended September 30, 2024. The decrease in net product revenue was primarily due to a decrease in net product sales of Emflaza and Translarna, partially offset by an increase in net product sales of Kebilidi/Upstaza and Sephience due to the timing of approvals for those products. The decrease in Emflaza sales is primarily driven by additional generic competition. The decrease in Translarna sales is primarily due to the EC’s adoption of the CHMP’s negative opinion.

Collaboration and license revenue. Collaboration and license revenue was $9.3 million for the three months ended September 30, 2025, an increase of $9.3 million, or 100%, from $0.0 million for the three months ended

September 30, 2024. For the three months ended September 30, 2025, we recognized $9.3 million related to license revenue from the Novartis Agreement for performance obligations completed during the period. For the three months ended September 30, 2024, we did not recognize any collaboration or license revenue.

Royalty revenue. Royalty revenue was $70.8 million for the three months ended September 30, 2025, an increase of $9.4 million, or 15%, from $61.4 million for the three months ended September 30, 2024. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets was $15.8 million for the three months ended September 30, 2025, an increase of $4.9 million, or 45%, from $10.8 million for the three months ended September 30, 2024. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets during the period consisted primarily of costs associated with the Novartis agreement, as well as production costs, royalty payments, and costs associated with sales of Emflaza, Translarna, Sephience, and Upstaza/Kebilidi. The increase was primarily due to costs associated with the Novartis agreement, inventory costs associated with the Sephience launch, Upstaza/Kebilidi royalty payments, and costs associated with new product sales, which was partially offset by a decrease in Emflaza royalties as a result of the completion of the royalty agreement with Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $7.5 million for the three months ended September 30, 2025, an increase of $4.5 million, or over 100%, from $3.0 million for the three months ended September 30, 2024. These amounts are related to the Waylivra, Tegsedi, Upstaza/Kebilidi, and Sephience intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization increase was driven by a string of approvals received, beginning with PTC-AADC in October 2024. In October 2024, we received regulatory approval for Upstaza in Brazil, and in November 2024, the BLA for our gene therapy treatments of AADC deficiency was approved by the FDA, marketed under the brand name Kebilidi. With these approvals, $10.7 million and $17.4 million for Kebilidi and Upstaza, respectively, was reclassed from the PTC-AADC indefinite lived intangible asset to definite lived intangible assets. We will amortize these allocated balances of $10.7 million and $17.4 million over their expected useful lives of 12 years on a straight-line basis. In June 2025, the EC granted marketing authorization to Sephience for the treatment of children and adults living with PKU in the EEA, which triggered a $25.0 million milestone to the former Censa securityholders. The milestone was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. Pursuant to the Censa Merger Agreement, in July 2025, a $32.5 million milestone from the Company to the former Censa securityholders was triggered when the FDA approved Sephience for the treatment of children and adults living with PKU. The milestone was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. Pursuant to the Censa Rights Satisfaction Agreement, in August 2025, an upfront cash consideration of $225.1 million was paid to the former Censa securityholders. The upfront consideration was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis.

Research and development expense. Research and development expense was $100.2 million for the three months ended September 30, 2025, a decrease of $61.3 million, or 38%, from $161.4 million for the three months ended September 30, 2024. The decrease in research and development expenses primarily related to a $50.0 million regulatory success-based milestone payable to the former Censa securityholders for the three months ended September 30, 2024.

Selling, general and administrative expense. Selling, general and administrative expense was $84.0 million for the three months ended September 30, 2025, an increase of $10.6 million, or 14%, from $73.5 million for the three months ended September 30, 2024. The increase reflected our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was $0.0 million for the three months ended September 30, 2025, a change of $0.7 million, or 100%, from a loss of $0.7 million for the three months ended September 30, 2024. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $0.5 million for the three months ended September 30, 2025, a decrease of $1.4 million, or 74%, from $1.8 million for the three months ended September 30, 2024. This decrease was primarily related to a $1.3 million loss for fixed asset impairments related to the South Plainfield, New Jersey office closure in August 2024, as well as a $0.5 million loss on sales of fixed assets during the three months ended September 30, 2024. During the three months ended September 30, 2025, we recorded fixed asset impairments of $0.4 million, as well as a $0.1 million loss related to sales of fixed assets.

Interest expense, net. Interest expense, net was $32.6 million for the three months ended September 30, 2025, a decrease of $9.0 million, or 22%, from $41.6 million for the three months ended September 30, 2024. Interest income was $19.1 million for the three months ended September 30, 2025, an increase of $6.3 million, from $12.8 million for the three months ended September 30, 2024, which primarily related to an increase in interest from marketable securities-available for sale. Interest expense was $51.7 million for the three months ended September 30, 2025, a decrease of $2.7 million, from $54.4 million for the three months ended September 30, 2024, which primarily related to a decrease in interest related to RPI.

Other income (expense), net. Other income, net was $6.5 million for the three months ended September 30, 2025, a change of $8.4 million, or over 100%, from other expense, net of $1.9 million for the three months ended September 30, 2024. Other income, net primarily related to net unrealized gains of $8.8 million on our ClearPoint Neuro. Inc. equity investments, partially offset by net realized and unrealized foreign exchange losses of $2.4 million for the three months ended September 30, 2025. Other expense, net for the three months ended September 30, 2024 was primarily related to net unrealized and realized gains of $4.6 million on our ClearPoint Neuro. Inc. equity investments and convertible debt security, offset by net realized and unrealized foreign exchange losses of $6.0 million for the three months ended September 30, 2024.

Income tax benefit (expense). Income tax benefit was $39.0 million for the three months ended September 30, 2025, a change of $47.6 million, or over 100%, compared to income tax expense of $8.7 million for the three months ended September 30, 2024. The change in income tax benefit (expense) was driven by the projected utilization of additional tax attributes in 2025 as a result of the provisions within the One Big Beautiful Bill Act.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table summarizes revenues and selected expense and other income data for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,		Change
(in thousands)	2025	2024	2025 vs. 2024
Net product revenue	$402,711	$446,245	$(43,534)
Collaboration and license revenue	998,430	—	998,430
Royalty revenue	164,837	145,702	19,135
Manufacturing revenue	—	1,661	(1,661)
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	40,063	41,115	(1,052)
Amortization of acquired intangible assets	15,393	57,431	(42,038)
Research and development expense	322,121	409,710	(87,589)
Selling, general and administrative expense	250,269	216,228	34,041
Change in the fair value of contingent consideration	(800)	5,700	(6,500)
Tangible asset impairment and losses (gains) on transactions, net	648	3,605	(2,957)
Interest expense, net	(97,042)	(125,933)	28,891
Other expense, net	(5,540)	(2,306)	(3,234)
Income tax expense	(18,093)	(28,989)	10,896

Net product revenue. Net product revenue was $402.7 million for the nine months ended September 30, 2025, a decrease of $43.5 million, or 10%, from $446.2 million for the nine months ended September 30, 2024. The decrease in net product revenue was primarily due to a decrease in net product sales of Emflaza and Translarna, partially offset by an increase in net product sales of Kebilidi/Upstaza and Sephience due to the timing of approvals for those products. The decrease in Emflaza sales is primarily driven by additional generic competition. The decrease in Translarna sales is primarily due to the EC’s adoption of the CHMP’s negative opinion.

Collaboration and license revenue. Collaboration and license revenue was $998.4 million for the nine months ended September 30, 2025, an increase of $998.4 million, or 100%, from $0.0 million for the nine months ended September 30, 2024. The increase in collaboration and license revenue was due to the receipt of the $1.0 billion upfront payment upon the effective date of the license and collaboration agreement with Novartis related to our votoplam HD program. For the nine months ended September 30, 2025, we recognized $1.0 billion related to license revenue from the Novartis Agreement which was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam. For the nine months ended September 30, 2024, we did not recognize any collaboration or license revenue.

Royalty revenue. Royalty revenue was $164.8 million for the nine months ended September 30, 2025, an increase of $19.1 million, or 13%, from $145.7 million for the nine months ended September 30, 2024. The increase in royalty revenue was due to higher Evrysdi sales in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. In accordance with the SMA License Agreement, we are entitled to royalties on worldwide annual net sales of the product.

Manufacturing revenue. Manufacturing revenue was $0.0 million for the nine months ended September 30, 2025, a decrease of $1.7 million, or 100%, from $1.7 million for the nine months ended September 30, 2024. The decrease was due to the prior completion of all manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets was $40.1 million for the nine months ended September 30, 2025, a decrease of $1.1 million, or 3%, from $41.1 million for the nine months ended September 30, 2024. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets during the period consisted primarily of costs associated with the Novartis agreement, as well as production costs, royalty payments, inventory reserves, and costs associated with sales of Emflaza, Translarna, Sephience, and Upstaza/Kebilidi. The decrease was primarily due to decreases in royalty costs driven by Emflaza as a result of the completion of the royalty agreement with Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), which was partially offset by costs associated with the Novartis Agreement, inventory costs associated with the Sephience launch, Upstaza/Kebilidi royalty payments, an increase in inventory reserves, and costs associated with new product sales.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $15.4 million for the nine months ended September 30, 2025, a decrease of $42.0 million, or 73%, from $57.4 million for the nine months ended September 30, 2024. These amounts are related to the Waylivra, Tegsedi, Upstaza/Kebilidi, Sephience, and Emflaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease was primarily driven by the Emflaza intangible asset being fully amortized as of February 2024. As a result, there is no further amortization for Emflaza as of February 2024.

Research and development expense. Research and development expense was $322.1 million for the nine months ended September 30, 2025, a decrease of $87.6 million, or 21%, from $409.7 million for the nine months ended September 30, 2024. The decrease in research and development expenses related to decreases in program spend as we continued to focus our resources on our differentiated, high potential research and development programs. For the nine months ended September 30, 2024, research and development expense also includes $65.0 million regulatory success-based milestones paid to the former Censa securityholders.

Selling, general and administrative expense. Selling, general and administrative expense was $250.3 million for the nine months ended September 30, 2025, an increase of $34.0 million, or 16%, from $216.2 million for the nine months ended

September 30, 2024. The increase reflected our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of contingent consideration. The change in the fair value of contingent consideration was a gain of $0.8 million for the nine months ended September 30, 2025, a change of $6.5 million, or over 100%, from a loss of $5.7 million for the nine months ended September 30, 2024. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero.

Tangible asset impairment and losses (gains) on transactions, net. Tangible asset impairment and losses (gains) on transactions, net was $0.6 million for the nine months ended September 30, 2025, a decrease of $3.0 million, or 82%, from $3.6 million for the nine months ended September 30, 2024. This decrease was primarily related to a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $1.5 million loss primarily related to fixed asset impairments in connection with the South Plainfield, New Jersey office closure in August 2024. These amounts were partially offset by a gain of $2.2 million on lease terminations and a $0.1 million gain on sales of fixed assets. During the nine months ended September 30, 2025, we recorded fixed asset impairments of $0.5 million, as well as a $0.1 million loss related to sales of fixed assets.

Interest expense, net. Interest expense, net was $97.0 million for the nine months ended September 30, 2025, a decrease of $28.9 million, or 23%, from $125.9 million for the nine months ended September 30, 2024. Interest income was $57.3 million for the nine months ended September 30, 2025, an increase of $23.0 million, from $34.3 million for the nine months ended September 30, 2024, which primarily related to an increase in interest from marketable securities-available for sale. Interest expense was $154.4 million for the nine months ended September 30, 2025, a decrease of $5.8 million, from $160.2 million for the nine months ended September 30, 2024, which primarily related to a decrease in interest related to RPI.

Other expense, net. Other expense, net was $5.5 million for the nine months ended September 30, 2025, an increase of $3.2 million, or over 100%, from other expense, net of $2.3 million for the nine months ended September 30, 2024. Other expense, net, for the nine months ended September 30, 2025, was primarily related to net realized and unrealized losses from foreign currency of $17.4 million, partially offset by unrealized gains on our ClearPoint Neuro, Inc. equity investments of $5.7 million and $6.0 million related to other income items.  Other expense, net for the nine months ended September 30, 2024, was primarily related to net realized and unrealized losses from foreign currency of $3.8 million for the nine months ended September 30, 2024, partially offset by net unrealized and realized gains on our ClearPoint Neuro, Inc. convertible debt security and equity investments of $1.4 million.

Income tax expense. Income tax expense was $18.1 million for the nine months ended September 30, 2025, a decrease of $10.9 million, or 38%, compared to income tax expense of $29.0 million for the nine months ended September 30, 2024. The decrease in income tax expense was driven by the projected utilization of additional tax attributes in 2025 as a result of the provisions within the One Big Beautiful Bill Act. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and capital resources

Sources of liquidity

While we have generated net income in the three and nine months ended September 30, 2025, we have historically incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Beginning in the three months ended September 30, 2025, net product revenues also includes sales of Sephience for the treatment of PKU in the United States and in territories outside of the United States. Our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in Brazil and Russia and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the EU can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued use of Translarna. Our ability to generate product revenue from Sephience and Emflaza will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Additionally, Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We have previously relied on this exclusivity period to commercialize Emflaza in the United States. We expect the expiration of this orphan drug exclusivity to potentially have a significant negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

In November 2024, we and Novartis entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we were responsible for completing the ongoing Phase 2A clinical trial and continuing the ongoing OLE clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date. As of September 30, 2025, these were considered substantially complete. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

Cash flows

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $1.69 billion.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash provided (used in) by:
Operating activities	745,469	(77,684)
Investing activities	(895,992)	(223,530)
Financing activities	28,590	229,395

Net cash provided by operating activities was $745.5 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $77.7 million for the nine months ended September 30, 2024. The net cash provided by operating activities for the nine months ended September 30, 2025, was primarily related to the upfront payment of $1.0 billion in cash received upon the closing of the Novartis Agreement in January 2025, partially offset by spend supporting clinical development and commercial activities. The net cash used in operating activities for the nine months ended September 30, 2024, was primarily related to spend supporting clinical development and commercial activities, partially offset by the cash received from the sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide net sales from Evrysdi.

Net cash used in investing activities was $896.0 million for the nine months ended September 30, 2025, compared to $223.5 million for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2025 and 2024, were primarily related to the acquisition of product rights, purchases of marketable securities, and purchases of fixed assets, partially offset by net sales and redemption of marketable securities and proceeds from sale of fixed assets.

Net cash provided by financing activities was $28.6 million for the nine months ended September 30, 2025, compared to $229.4 million for the nine months ended September 30, 2024. Cash provided by financing activities for the nine months ended September 30, 2025 was primarily attributable to proceeds from our employee stock purchase plan and proceeds from the exercise of options, partially offset by payments on contingent consideration obligation and payments on our finance lease principal. Cash provided by financing activities for the nine months ended September 30, 2024 was primarily attributable to proceeds from sales of future royalties, proceeds from our employee stock purchase plan, and proceeds from the exercise of options, partially offset by payments on contingent consideration obligation and payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. We continue to seek marketing authorization for Translarna for the treatment of nmDMD in territories that we do not currently have marketing authorization in. We submitted an NDA to the FDA for vatiquinone for the treatment of FA in December 2024. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We plan to meet with the FDA in the fourth quarter to discuss the vatiquinone development program. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance our products or product candidates in the United States or elsewhere;
●	are required to take other steps to maintain our current marketing authorization in Brazil and Russia for Translarna for the treatment of nmDMD or to obtain further marketing authorizations for Translarna for the treatment of nmDMD or other indications;
●	initiate or continue the research and development of Sephience and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and products candidates;
●	our ability to successfully launch and commercialize Sephience in markets where we receive regulatory approval;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;

●	the amount of generic drug competition that we face for Emflaza for the treatment of DMD in patients five years and older;

●	our ability to obtain marketing authorization for Translarna for the treatment of nmDMD in the United States;
●	our plans for vatiquinone including with respect to the expected timing of clinical trials and studies, availability of data, regulatory submissions and responses, meetings with regulatory agencies, and other matters;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for Sephience and our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization or any additional territories in which we receive authorization to market Sephience or Translarna;
●	the costs, timing and outcome of regulatory review of our splicing and inflammation and ferroptosis programs and Sephience, Translarna and Upstaza/Kebilidi in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra;
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.
●	the progress and results of activities for our votoplam program, including our right to receive any development, regulatory and sales milestones, profit sharing and royalty payments from Novartis; and

●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In July 2025, Sephience™ (sepiapterin) was granted FDA approval for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million milestone to the former Censa securityholders, which was recorded in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2025.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2024 Annual Report. There were no material changes to these obligations and commitments during the period ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2025, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2024, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2024, other than as reported in Item 1A to our Quarterly Form 10-Q for the period ended June 30, 2025.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Christine Utter (Chief Accounting Officer and Head of People Services)	Adoption (September 16, 2025)	Rule 10b5-1 trading arrangement	Sale	Until September 15, 2026, or until such earlier date upon which all transactions are completed	Up to 57,654 shares
Eric Pauwels (Chief Business Officer)	Amendment (September 16, 2025)	Rule 10b5-1 trading arrangement	Sale	Until June 3, 2026, or until such earlier date upon which all transactions are completed	Up to 72,700 shares
Mark Boulding (Chief Legal Officer)	Adoption (September 10, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 5, 2027, or until such earlier date upon which all transactions are completed	Up to 259,346 shares*
Glenn D. Steele Jr. (Director)	Adoption (September 8, 2025)	Rule 10b5-1 trading arrangement	Sale	Until January 5, 2026, or until such earlier date upon which all transactions are completed	Up to 12,000 shares

*

This Rule 10b5-1 trading arrangement includes up to 86,812 shares of Company common stock available to be sold under Mr. Boulding’s previously executed Rule 10b5-1 trading arrangement, or the Prior Plan, which expires on March 3, 2026. Such shares are only available to be sold under this trading arrangement to the extent they remain unsold under the Prior Plan upon its expiration or termination.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†

Rights Satisfaction Agreement, dated August 5, 2025, by and among PTC Therapeutics, Inc., certain of the former securityholders of Censa Pharmaceuticals, Inc., and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC

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

PTC THERAPEUTICS, INC.

Date: November 4, 2025	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)